Form 10QSB
period 2005-12-31
Advanced BioEnergy, LLC
filed 2006-02-14
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended December 31, 2005

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

Commission file number 333-125335

ADVANCED BIOENERGY, LLC

(Exact name of small business issuer as specified in its charter)

Delaware	20-2281511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

137 N. 8th Street, Geneva, Nebraska 68361

(Address of principal executive offices)

(402) 759-3773

(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

As of February 14, 2006 there were 625,000 units outstanding.

Transitional Small Business Disclosure Format (Check one):	☐ Yes ☒ No

PART I.                            FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADVANCED BIOENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2005	2005

ASSETS

CURRENT ASSETS
Cash	$354,514	$893,587
Prepaid expenses	43,532	58,230
Other receivable	—	2,358

TOTAL CURRENT ASSETS	398,046	954,175

PROPERTY AND EQUIPMENT
Land	1,412,000	—
Office equipment	38,685	38,685
Leasehold improvement	8,513	8,513
Construction in process	128,672	—
	1,587,870	47,198
Less accumulated depreciation	(5,537)	(2,275)
	1,582,333	44,923

OTHER ASSETS
Land option deposits	10,000	30,000
Deposit	1,400	26,400
Deferred offering and financing costs	630,562	354,013
	641,962	410,413

TOTAL ASSETS	$2,622,341	$1,409,511

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$262,075	$193,673
Accrued expenses	25,210	5,972
Note payable	1,270,800	—

TOTAL CURRENT LIABILITIES	1,558,085	199,645

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Members’ capital, no par value, authorized 20,000,000 units, issued 625,000 units	3,174,098	3,174,098
Loss accumulated during development stage	(1,268,175)	(914,232)
Unearned unit compensation, 84,167 and 105,000 units, respectively	(841,667)	(1,050,000)
	1,064,256	1,209,866

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$2,622,341	$1,409,511

See notes to unaudited financial statements.

ADVANCED BIOENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

		Period from
		Inception
	Three Months Ended	(January 4, 2005) to
	December 31, 2005	December 31, 2005

REVENUES	$—	$—

OPERATING EXPENSES
Start-up expenses	226,268	950,018
Accounting	7,116	10,881
Consulting fees	12,172	85,838
Legal	10,177	44,968
Directors’ meetings and expenses	24,368	64,597
Office expenses	11,997	18,822
Office labor	25,163	35,544
Payroll tax expense	2,867	3,588
Insurance	16,022	23,363
Utilities	3,616	7,806
Rent	2,100	4,200
Advertising and promotion	1,028	4,220
Licenses and fees	—	662
Depreciation	3,262	5,537
Miscellaneous	804	1148
	346,960	1,261,192

LOSS FROM OPERATIONS	(346,960)	(1,261,192)

OTHER INCOME (EXPENSE)
Other income	12,000	12,000
Rent income	500	500
Interest expense	(19,483)	(19,483)

LOSS ACCUMULATED DURING DEVELOPMENT STAGE	$(353,943)	$(1,268,175)

Weighted Average Units Outstanding	499,167	397,548

Net Loss Per Unit - Basic and Diluted	$(0.71)	$(3.19)

See notes to unaudited financial statements.

ADVANCED BIOENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

		Period from
	Three	Inception
	Months Ended	(January 4, 2005)
	December 31, 2005	to December 31, 2005
OPERATING ACTIVITIES
Net loss	$(353,943)	$(1,268,175)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation	3,262	5,537
Consulting services exchanged for membership units	208,333	833,333
Changes in assets and liabilities
Prepaid expenses	14,698	(43,532)
Other receivable	2,358	—
Accounts payable	(123,993)	63,240
Accrued expenses	19,238	25,210
NET CASH (USED IN) OPERATING ACTIVITIES	(230,047)	(384,387)

INVESTING ACTIVITIES
Payment of deposit	—	(1,400)
Purchase of property and equipment	(121,200)	(168,398)
Payment of land option deposits	—	(30,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(121,200)	(199,798)

FINANCING ACTIVITIES
Proceeds from sale of membership units	—	1,500,000
Payment of costs of raising capital	—	(19,462)
Payment of deferred offering and financing costs	(187,826)	(541,839)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(187,826)	938,699

NET INCREASE (DECREASE) IN CASH	(539,073)	354,514

CASH - beginning of period	893,587	—

CASH - end of period	$354,514	$354,514

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for cost of raising capital	$—	$6,440

Accounts payable incurred for deferred offering and financing costs	$63,723	$63,723

Accounts payable incurred for construction in process	$128,672	$128,672

Offering consulting services received in exchange for membership units	$—	$25,000

Offering and financing consulting services received in exchange for membership units	$—	$841,667

Land option applied to land purchase	$20,000	$20,000

Land acquired through issuance of note payable	$1,270,800	$1,270,800

Deposit transferred to deferred offering and financing costs	$25,000	$—

See notes to unaudited financial statements.

ADVANCED BIOENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements as of December 31, 2005 and for the three months then ended and for the period from inception (January 4, 2005) to December 31, 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Special Report under section 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2005.  The results of operations for the three months ended December 31, 2005 and the period from inception (January 4, 2005) to December 31, 2005 are not necessarily indicative of the results for the fiscal year ending September 30, 2006.

PRINCIPAL BUSINESS ACTIVITY – Advanced BioEnergy, LLC is a development stage Delaware limited liability company (the Company).  The Company was organized in January 2005 to pool investors to build a 100 million gallon ethanol plant to be located near Fairmont, Nebraska.  Construction is projected to begin in 2006.  As of December 31, 2005, the Company is in the development stage with its efforts being principally devoted to organizational and equity-raising activities.

UNEARNED UNIT COMPENSATION – Subsequent to the seed capital offering, the original two members received compensation in the form of the restricted equity units valued at $1.25 million (equivalent to $10 per unit which is comparable to the price of purchased units) for their efforts in developing the project.   The restriction will be removed as services are provided and selected milestones are achieved.  The earned portion of $1.25 million is being expensed as start-up expenses.  As of December 31, 2005, $833,333 had been earned and expensed with the remaining $416,667 included as unearned unit compensation.  The Company also issued 42,500 in restricted membership units valued at $425,000 (equivalent to $10 per unit which is comparable to the price of purchased units) to a related development consulting company.  The $425,000 will be netted against the proceeds from the capital-raising efforts or deferred as loan cost and amortized over the term of the related debt.  The determination of the amount to allocate as offering cost and loan cost will be made as services are provided.  Currently, any unearned amount is being presented as unearned unit compensation.

DEFERRED OFFERING AND FINANCING COSTS – The Company defers costs incurred to raise equity and debt financing until the related equity or debt is issued.  At the time of issuance of such equity, the deferred offering costs are netted against the proceeds received.  Once the financing is secured and principal payments begin, the deferred financing costs will be amortized over the term of the debt.  If the equity and debt financing does not occur, such costs will be expensed.  These deferred costs totaled $630,562 at December 31, 2005.

The Company has offset $25,902 of deferred offering costs against the equity proceeds raised under a private placement memorandum.

LOSS PER UNIT – Basic and diluted loss per unit are computed using the weighted average number of vested units outstanding during the period, including vested restricted units.  Unvested restricted units are considered unit equivalents; however, they have not been included in the computation of diluted loss per unit as their effect would be anti-dilutive.  The effect of the unit distribution discussed in Note B has been retroactively applied to the weighted average units outstanding in the loss per unit computation as if it happened at inception.

RESTRICTED STOCK – The Company has issued restricted units to certain directors for services outside their role as directors at fair value under the Financial Accounting Standards Board (FASB) Statement No. 123.  All restricted units issued are subject to various restriction requirements.  Of the 625,000 membership units issued, 305,000 units are subject to a lock-up agreement between the two founding members and a related party development company.  The lock-up agreement prohibits the transfer of the shares until May 2008.  Of the 625,000 units issued, 320,000 units are unrestricted, 179,167 are vested restricted and 125,833 are unvested restricted.

CASH HELD IN ESCROW BY THIRD PARTIES – Proceeds from the membership offering discussed in Note B will not be recorded by the Company until the Company has an unassilable right to the prioceeds.  The cash will be held in escrow until the earliest of (1) receipt of $33,662,500 or more in offering proceeds and a written debt financing commitment for an amount ranging from $63,675,000 to $97,337,500 depending on the amount of incentives and other grants received; (2) November 10, 2006; or (3) termination or abandonment of the offering, at which point the cash would be returned.

NOTE B:  MEMBERS’ EQUITY

The Company was formed on January 4, 2005 to have a perpetual life.  It was initially capitalized by its members who contributed an aggregate of $550,000 for 165,000 membership units.  The Company initially has one class of membership units with the board of directors having the authority to create additional classes of units if deemed necessary.

The Company issued a confidential private placement memorandum (seed capital offering) in February 2005, for the sale of 450,000 membership units, including the 165,000 units originally contributed, with no stated minimum requirement.  The minimum investment for a potential investor was 5,000 units or $50,000, with increments of 500 units or $5,000, thereafter.  The entire purchase amount was due upon subscribing.  The Company received subscriptions for the $1,500,000 and closed the offering on April 14, 2005 for the purpose of funding the development, organizational and offering expenses.  The Company also issued an additional 7,500 units for services provided in connection with this private offering.

The initial board of directors authorized a unit distribution to the seed capital members equal to two additional units for every one unit issued and outstanding at the time the seed capital offering was closed.  This has been accounted for similar to a stock split with retroactive adjustment to the number of shares outstanding as if it occurred at inception.

Subsequent to the unit distribution, the Company issued 42,500 restricted membership units to a related development consultant company for services discussed in Note C.  The restriction on the units provide for the return of the units if the Company does not begin construction of the project on or before December 31, 2007 or files Articles of Dissolution before beginning construction of the project.

The Company also issued an additional 125,000 restricted membership units to the two initial members of the Company for services discussed in Note D.  The restrictions on these units are removed equally upon the Company reaching three separate milestones.  These milestones relate to the filing of an SB-2 with the Securities and Exchange Commission (SEC), executing a definitive financing agreement, and production of ethanol from the completed project.  At December 31, 2005, 83,333 units remain restricted from the original issuance of 125,000 units even though some of the Compensation relating to the restricted units has been amortized.

The Company filed a Form SB-2 Registration Statement with the SEC which became effective November 10, 2005.  The offering is for a minimum of 3,366,250 and a maximum of 6,732,500 membership units for sale at $10 per unit.  There is a minimum purchase of 2,500 units with additional units to be purchased in increments of 100.  The offering will end no later than the date the maximum units are sold or November 10, 2006, whichever occurs first.  The Company may also end the offering any time after the minimum number of units has been sold and prior to November 10, 2006.  The unit sales proceeds will be held in an escrow account until the receipt of the minimum offering and a written debt financing commitment, November 10, 2006, or termination or abandonment of the offering.

The Company has received approximately 6,000,000 membership unit subscriptions related to the capital-raising efforts discussed above.  In connection with the subscriptions, approximately 10% was received and is being held in escrow, with notes receivable given for the unpaid subscriptions.  The amounts held in escrow and remaining receivables are subject to certain triggering events before the escrow can be released and remaining proceeds collected.

NOTE C:  RELATED PARTY TRANSACTIONS

The Company paid a development consulting company owned by two of its directors for assistance with negotiating contracts, planning the equity marketing effort and securing debt financing.  As of December 31, 2005, the Company had incurred consulting charges of approximately $496,000, which includes 42,500 restricted units issued for services valued at $425,000 that have been included in unearned unit compensation in members’ equity.  See the agreement terms in Note D.

The Company had accounts payable to related parties totaling $16,807 as of December 31, 2005.

A member of the Company is currently the president of the Company’s primary bank depository.

NOTE D:  COMMITMENTS AND CONTINGENCIES

Design build

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $132,500,000.  The Company anticipates funding the development of the ethanol plant by raising additional equity of at least $33,662,500 and securing financing for up to $97,337,500.  The amount of debt financing needed depends on the amount of equity raised in the offering.  Currently, the Company has signed a letter of intent with an unrelated contractor to design and build the ethanol plant at a total contract price of approximately $98,000,000 which is contingent upon raising the equity and obtaining adequate financing.

There are no assurances that the Company will be able to obtain the necessary debt financing, other financing or grants sufficient to capitalize the project.

Loan commitment

In December 2005, the Company received a commitment from a lender to finance the balance of the construction of the ethanol plant.  Terms include a $58,500,000 term loan and a $21,000,000 revolving loan with a variable rate of interest on both loans of LIBOR plus 3.4 % or prime plus .5%.  The variable rates will be reduced by 50 basis points upon satisfaction of certain cash flow requirements and subject to annual profitability.

The term loan provides for advances until May 1, 2007 with principal payments to commence on December 20, 2007 and quarterly thereafter with any remaining balance due September 2014.

The revolving loan requires semiannual $4,000,000 payments to commence on the first day of the month beginning approximately six months after repayment of the term loan, March 2015, with a final maturity of March 2017.

The commitment also includes an annually renewable $5,000,000 seasonal operating loan.

There is an origination fee of .5% of the aggregate term commitments and .25% of the seasonal commitment and an annual administration fee of $35,000 which is payable each November 1 beginning in 2006.

Land

The Company exercised two options and purchased 260 acres (112 acres and 148 acres) of land in Fillmore County, Nebraska, for a total of $1,412,000.  The Company paid $141,200, which included $20,000 of previous deposits and a note payable was issued for the remaining $1,270,800 with interest at the rate of 7% per annum to be paid quarterly. The note is due at the time the Company obtains financing or April 15, 2006, whichever occurs first.

The Company also has options to purchase approximately 87 acres and 103 acres of land in Fillmore County, Nebraska, for $478,500 and $566,500, respectively.  The Company deposited $5,000 of earnest money with unrelated parties for each of these options.  The initial options extend until August 1, 2006.  If the options are exercised during the time permitted, the $5,000 deposit will be applied to the purchase price.

Consulting

The Company has an agreement with a related party for assistance with negotiation of contracts, planning of the equity marketing effort and securing debt financing.  The agreement began upon execution and shall continue through the closing date as defined in the agreement.  The development consultant received compensation as follows: 7,500 unrestricted membership units at execution, $1,500 per week from execution through the closing of the equity financing and $375 per day after the closing of the equity financing, plus reimbursement of approved expenses up to a weekly maximum reimbursement of $750.  In addition, the development consultant received compensation of 42,500 restricted membership units subsequent to the close of the seed capital offering.  The Company may only terminate this agreement for cause as defined in the consulting agreement.  The consultant may terminate this agreement with fourteen days’ written notice.

The Company has an agreement to compensate the original two members of the Company for development fees in a total sum of 1% of the total project cost to be paid in member units in exchange for their efforts to organize and develop the project.  These fees are currently estimated at $1,325,000 or 132,500 units of which 125,000 units were issued on May 19, 2005 and any additional units will be issued and earned upon substantial completion of construction of the plant based on the actual project costs.  These membership units will be considered restricted until certain requirements within the agreement are reached.  If the Company files Articles of Dissolution or another event prevents successful ethanol production by the Company, these members will be required to return the restricted units to the Company without payment of consideration.

Item 2.  Management’s Discussion and Analysis and Plan of Operation.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission (“SEC”) filings:

•                  Our ability to obtain the debt and equity financing necessary to construct and operate our plant;

•                  Changes in our business strategy, capital improvements or development plans;

•                  Construction delays and technical difficulties in constructing the plant;

•                  Changes in the environmental regulations that apply to our plant site and operations;

•                  Ability to secure marketing services for the ethanol and distillers grains we expect to produce;

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•                  Changes in the availability and price of natural gas and corn, and the market for distillers grains;

•                  Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•                  Overcapacity within the ethanol industry;

•                  Changes and advances in ethanol production technology; and

•                  Competition from alternative fuel additives.

Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

Advanced BioEnergy, LLC is a development-stage Delaware limited liability company.  It was formed on January 4, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Fairmont, Nebraska.   We are also exploring opportunities to develop one or more additional ethanol plants in other locations.   We have not yet engaged in the production of ethanol and distillers grains.  Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant once built will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,000 tons of dried distillers grains with solubles and 296,000 tons of raw carbon dioxide gas.  Construction of the project is expected to take 15 months from the date our registered offering closes. We anticipate completion of plant construction during summer of 2007.

We expect the project will cost approximately $132,500,000 to complete.  This includes approximately $98,000,000 to build the plant and an additional $34,500,000 in other capital expenditures and working capital.  We have entered into a non-binding letter of intent with Fagen, Inc. of Granite Falls, Minnesota, for the design and construction of our proposed ethanol plant for a price of $98,000,000, exclusive of any change orders we may approve. We have also entered into a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC for the performance of certain engineering and design services. We have no other definitive agreements for the design and construction of our plant.  As a result, our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses.

We plan to finance our project with a combination of equity and debt capital.  We raised $1,500,000 of seed capital in a private placement exempt from federal and state registration for the purpose of funding our development, organizational and offering expenses.  We filed a Registration Statement on Form SB-2 with the SEC which became effective on November 10, 2005 and intend to raise a minimum of $33,662,500 and a maximum of $67,325,000 in our registered offering.  We filed a Post Effective Amendment to our Form SB-2 Registration Statement with the SEC on February 10, 2006 to address certain changes and additions to our original prospectus.  These changes include giving our board of directors discretion to invest a portion of the equity in the construction and development of additional plants in other locations, in the event that we raise equity in our registered offering in excess of that needed to fund the construction of the plant located near Fairmont, Nebraska.  If our board of directors chooses not to invest excess funds in additional plants, we intend to retain the funds for general corporate uses, including, but not limited to upgrading plant technology and exploring the use of alternative fuel sources.  In no event will the equity raised exceed our maximum offering amount of $67,325,000.

As part of our amendment to our prospectus, we have decided to allow investors who submitted subscriptions prior to receiving the amendment to withdraw their subscriptions if they choose.  Our Post Effective Amendment to our Form SB-2 Registration Statement has not yet been declared effective by the SEC.

Depending on the level of equity raised in our registered offering and the amount of any grants we may be awarded, we will need to obtain senior debt financing, grants and incentives ranging from approximately $63,675,000 to $97,337,500 in order to fully capitalize the project.  We expect to use a combination of senior and subordinate credit facilities.  We have obtained a commitment letter from CoBank, headquartered in Greenwood Village, Colorado and Farm Credit Services of America headquartered in Omaha, Nebraska for senior debt financing. However, this commitment is not a binding agreement for the senior debt financing.  If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.   In addition to the senior debt financing, we intend to obtain subordinate debt financing in the form of approximately $7,000,000 in subordinate exempt facilities revenue bonds issued by the County of Fillmore, State of Nebraska.  However, no definitive agreement has been reached, and even if a definitive agreement is reached with the County of Fillmore, the County may not issue the bonds and we may not receive bond proceeds.

We also anticipate receiving approximately $7,000,000 in tax increment financing and a $350,000 Community Development Block Grant. However there are no assurances that we will be able to obtain the necessary appprovals for the tax increment financing or the grant.

We are still in the development stage, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational.   Since we have not yet became operational, we do not yet have comparable income, production and sales data.  Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.

Plan of Operation for the Next 12 Months

We expect to spend at least the next 12 months focused on (1) project capitalization; and (2) development, plant construction and preparing for start-up operations.  Assuming the successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.  Up until financial close of our debt facilities, we expect to have enough cash from our seed capital proceeds to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training.  In the event we do not have sufficient cash from our seed capital proceeds, we may seek interim financing until we close our registered offering and secure debt financing.  We estimate that we will need approximately $132,500,000 to complete the project.  However, we may invest additional funds in the development of one or more additional ethanol plants if we are able to raise equity in our registered offering in excess of what is needed to fund the plant in Fairmont, Nebraska.

Project Capitalization

We have issued a total of 150,000 units to our seed capital investors at a price of $10 per unit, for total unit proceeds of $1,500,000.  In addition, we distributed 2,500 units to BioEnergy Capital Consultants for services provided as our project development and equity consultant. Following the close of the seed capital private placement, we issued an additional 305,000 units as a result of a distribution of two units for every one unit issued and outstanding to all of the unit holders.  We issued 125,000 restricted units as payment of a total project development fee to Revis L. Stephenson, III and Robert W. Holmes for their efforts to organize and develop the company, and the transfer of 42,500 restricted units to BioEnergy Capital Consultants, LLC for a total of 50,000 units including 5,000 shares from the unit distribution to that consultant discussed above.  We expect our seed capital to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we procure debt financing.  If we do not have adequate cash, we may seek interim financing.

We filed a Registration Statement on Form SB-2 with the SEC which became effective on November 10, 2005.  We also registered units for sale in the states of Florida, Iowa, Kansas, Kentucky Nebraska, South Dakota and Wisconsin and are in the process of registering units in Colorado, Missouri and New York.  The offering is for a minimum of 3,366,250 units and a maximum of 6,732,500 units at a price of $10 per unit. There is a minimum purchase of 2,500 units to participate in the offering with additional units to be purchased in increments of 100 units. The minimum aggregate offering amount is $33,662,500 and the maximum aggregate offering amount is $67,325,000.  After the offering, there will be 3,991,250 units issued if we sell the minimum number of units offered in this offering and 7,357,500 units issued if we sell the maximum number of units offered in this offering. This includes 625,000 units issued in our previous private placement, of which 450,000 units were issued to our seed capital unit holders, 50,000 units were issued to our development consultant (including 42,500 restricted units) and 125,000 restricted units were issued to two of our directors as a development fee.

The offering will end no later than the date on which the maximum units have been sold or on November 10, 2006, whichever occurs first.  We may also decide to end the offering any time after we have sold the minimum number of units and prior to November 10, 2006.  If we decide to abandon the project for any reason, we will terminate the offering.  The proceeds from the sale of units will be held in escrow.  We will not release funds from the escrow account until specific conditions are satisfied.  Those conditions are (1) the subscription proceeds in the escrow account equals or exceeds the minimum offering amount of $33,662,500, exclusive of interest; (2) we obtain a written debt financing commitment for debt financing ranging from $63,675,000 to $97,337,500 depending on the level of equity raised and the amount of subordinated debt; (3) we elect, in writing, to terminate the escrow agreement; and 4) an affidavit prepared by our escrow agent has been sent to the states in which we have registered units stating that the conditions set out in (1) and (2) have been met.  As of February 13, 2006, we have received subscriptions of 6,461,000 units and deposited proceeds in the escrow account.

We filed a Post Effective Amendment to our Form SB-2 Registration Statement with the SEC on February 10, 2006 to address certain changes and additions to our original prospectus.  The amended prospectus contains among other things the following changes from and additions to our original prospectus dated November 10, 2005:

•                  We are exploring opportunities to develop one or more additional ethanol plants.  In the event that we raise equity in excess of that needed to fund the construction of the plant located near Fairmont, Nebraska, in the discretion of our Board of Directors, we may invest in the construction of additional plants in other locations.  In no event will we raise equity exceeding the maximum offering amount.  If our Board of Directors chooses not to invest excess funds in additional plants, we intend to retain the funds for general corporate uses, including, but not limited to upgrading plant technology and exploring the use of alternative fuel sources.

•                  We intend to register the units for sale in Colorado and Missouri in addition to Florida, Iowa, Kansas, Kentucky, Nebraska, South Dakota, and Wisconsin.  Furthermore, we will register as a broker-dealer in New York.

•                  We intend to obtain subordinated debt financing in the form of subordinate exempt facilities revenue bonds issued by the County of Fillmore, State of Nebraska and have entered into an arrangement with Oppenheimer & Co. headquartered in New York, New York to act as a placement agent for the bonds.  However no definitive agreement has been reached, and even if a definitive agreement is reached with the County of Fillmore, the County may not issue the bonds and we may not receive bond proceeds.

•                  We have obtained a commitment letter from CoBank, headquartered in Greenwood Village, Colorado and Farm Credit Services of America, headquartered in Omaha, Nebraska for senior debt financing.  However we have no binding contracts in place.

•                  Our audited financial statements as of September 30, 2005.

•                  We have exercised two options near Fairmont, Nebraska and have entered real estate contracts to purchase the property.  We have also commenced improvements at our site in preparation for construction of our plant.

•                  Investors who submit subscriptions prior to receipt of the original prospectus will be permitted to withdraw their subscriptions and will be entitled to any interest earned on those funds less escrow fees. In no event will the refund be less than the principal amount of the investment.

•                  We have adopted our Third Amended and Restated Operating Agreement effective February 1, 2006.

Our Post Effective Amendment to our Form SB-2 Registration Statement has not yet been declared effective by the SEC.

On December 6, 2005, we obtained a conditional written commitment for senior debt financing from CoBank and Farm Credit Services of America for senior debt financing.  The written commitment provides for a credit facility consisting of $58,500,000 term loan and a $21,000,000 revolving term facility.  The rate of interest on borrowed funds will be at the lender’s announced prime rate plus one-half percent (0.5%) or LIBOR (1, 3, 6, or 9 month) plus 3.4%, subject to financial covenants, certain fees and convertibility of loans, as provided for in the final loan documents.  The interest on borrowed funds will be calculated on a 360 day basis.  The senior loan will be a secured by all of our real property, including receivables and inventories. We expect to use senior debt financing to construct the proposed ethanol plant.  However, the debt financing commitment is nonbinding and only obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity and attorney opinions.

We are seeking approximately $7,000,000 in tax increment financing from the Village of Fairmont, Nebraska. Tax increment financing is a program created by state statute and provides city councils the power to use all of the real property tax resulting from the increase in taxable valuation due to the construction of new industrial or commercial facilities to provide economic incentives. We must obtain approval from the city council of the Village of Fairmont, Nebraska, or any other governing body of the city in which we locate the plant in order to receive tax increment financing. There is no guarantee that tax increment financing will be approved. If it is not approved, we will require additional equity.  We expect to receive a $350,000 Community Development Block Grant, which must be used for infrastructure costs. We have not yet received approval for the Community Development Block Grant and we have no assurance that these funds will be available to us.

We intend to obtain subordinate debt financing in the form of subordinate exempt facilities revenue bonds issued by the County of Fillmore, State of Nebraska in the amount of $7,000,000.   We have engaged Oppenheimer & Co. Inc. to act as investment banker/placement agent for the structuring and sale of exempt facility revenue bonds issued by the County of Fillmore, State of Nebraska.  Oppenheimer & Co. Inc. will have the exclusive right for 120 days from the date of the letter agreement to act as placement agent in return for a fee in the amount of three percent (3%) multiplied by the principal amount of the exempt facility revenue bonds in the initial bond offering sold by Oppenheimer & Co. Inc.  The fee is contingent upon a successful completion of the sale and closing of the exempt facility revenue bonds.  No definitive agreement with the County of Fillmore has been reached regarding the exempt facilities revenue bonds, and even if a definitive agreement is reached with the County of Fillmore, the County may not issue the bonds and we may not receive bond proceeds.

Plant construction and start-up of plant operations

Construction of the project is expected to take 15 months from the date our registered offering closes. We anticipate completion of plant construction during summer of 2007.  We plan to negotiate and execute finalized contracts needed in connection with the construction of the ethanol plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains. Assuming the successful completion of our registered offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. In the event that we do not have sufficient cash, we may seek interim financing.  We estimate that we will need approximately $98,000,000 to construct the plant and a total of approximately $132,500,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.

We anticipate building our plant near Fairmont, Nebraska, in southeastern Nebraska.  On February 18, 2005, we acquired a real estate option from WDB, Inc., a Nebraska corporation, to purchase between 75 and 112 acres of land near Fairmont, Nebraska. We paid $10,000 for this option. This option allowed us to purchase between 75 and 112 acres for $6,000 per acre.  In October 2005, we exercised this option and purchased 112 acres from WDB, Inc. for a total of $672,000. We paid $57,200 plus the $10,000 deposit that was previously paid for a total of $67,200. The remaining $604,800 was recorded as a note payable, with interest at a rate of 7% per annum to be paid quarterly, and is due at the time we obtain financing or April 15, 2006, whichever occurs first.

On April 26, 2005, we acquired a real estate option from Doris Gwen Ogden to purchase approximately 148 acres in Fillmore County, Nebraska. We paid $10,000 for this option. This option agreement allowed us to purchase approximately 148 acres for a total purchase price of $740,000.  During October 2005, we exercised this option and purchased 148 acres from Doris Gwen Ogden for a total of $740,000. We paid $64,000 plus the $10,000 deposit that was previously paid for a total of $74,000. The remaining $666,000 was recorded as a note payable, with interest at the rate of 7% per annum to be paid quarterly, and is due at the time we obtain financing or April 15, 2006, whichever occurs first.

These two parcels of real estate make up our primary plant site.  However, we also still have two additional real estate options on an alternate site which we have not exercised.

In December 2005, we commenced site preparation for construction of our ethanol plant.  We have engaged Nilex Construction, LLC of Englewood, Colorado to supply and install vertical wick drains and horizontal strip drains to our plant site.  We have also engaged Gana Trucking of Martel, Nebraska to provide dirt work and site preparation.

We have executed a non-binding letter of intent with Fagen, Inc. in connection with the design construction and operation of the ethanol plant.  We expect to pay Fagen, Inc. $98,000,000 in exchange for these services.  We are currently in the process of negotiating a legally binding design-build contract with Fagen, Inc. but have not yet entered into a definitive agreement and there is no assurance that we will be able to do so.

We have executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC an entity related to our design-builder Fagen, Inc. for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC $92,500, which will be credited against the total design build costs.

Permitting and Regulatory Activities

We applied for and obtained the Storm Water Discharge Permit and Storm Water Pollution Prevention Program (General NPDES Permits) in December 2005.  We are in the process of obtaining the Minor Construction Permit for Air Emissions.  We have applied for public review and expect to complete the application process and receive the Minor Construction Permit for Air Emissions in the next fiscal quarter.  We expect to prepare the application for the Waste Water National Pollutant Discharge Elimination System Permits (INPDES Permit) in the near future and to have obtained the INPDES permit prior to commencing operations of the plant, as required.  We also expect to apply to the Bureau of Alcohol and Tobacco and Firearms for an alcohol fuel producer’s permit prior to commencing operations of the plant.  We anticipate that we will have the spill prevention, control and counter measures plan and risk management plan complete in the near future.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations

If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. Areas where demand may increase are new markets in New Jersey, Pennsylvania, Maryland, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas. Minnesota may also generate additional demand due to the recent passage of state legislation mandating a 20% ethanol blend in its gasoline. Montana passed a similar mandate this year, but it will not go into effect until 60 million gallons of ethanol are produced in the state.

We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. In late July 2005, the U.S. House of Representatives and the U.S. Senate passed the Energy Policy Act of 2005, containing a Renewable Fuel Standard (“RFS”). President George W. Bush signed the measure in to law on August 8, 2005. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS will begin at 4 billion gallons in 2006, and increase to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this Act may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings in the long term.

Although the Act did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere.

Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the United States, there are currently about 3 million flexible fuel vehicles capable of operating on E85 and 400 retail stations supplying it. Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.

Ethanol production continues to grow as additional plants become operational. Demand for ethanol has been supported by higher oil prices and its refined components and by clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.

The current Nebraska ethanol incentive program requires ethanol production prior to June 30, 2004. Because we were not operational as of June 30, 2004, we do not qualify for the Nebraska ethanol production tax credit of $0.18 per gallon. This may cause our plant to be less competitive than other Nebraska ethanol plants that are eligible to receive the tax credit or ethanol plants operating in other states that provide ethanol supports or tax incentives. The current program is scheduled to expire on June 30, 2012.

Technology Developments

A new technology has recently been introduced, to remove corn oil from concentrated thin stillage (a by-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for bio-diesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. The FWS Group of Companies, headquartered out of Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or bio-diesel production. Each of these new technologies is currently in its early stages of development. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. The 2005 corn crop was the second largest corn crop on record with national production at approximately 11.11 billion bushels with Iowa production at approximately 2.2 billion bushels.  This should allow ethanol plants to purchase corn cheaply throughout 2006, which widened profit margins for many ethanol plants in the current year. We do not expect corn prices to remain this low. Variables such as planting dates, rainfall, and temperatures will likely cause market uncertainty and create corn price volatility throughout the year. Although we do not expect to begin operations until summer 2007, we expect these same factors will continue to cause volatility in the price of corn, which will significantly impact our cost of goods sold.

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We use natural gas to dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. In late August 2005, Hurricane Katrina caused dramatic damage to areas of Louisiana, which is the location of one of the largest natural gas hubs in the United States. As the damage from the hurricane became apparent, natural gas prices substantially increased. It is currently unknown how the damage will affect intermediate and long term prices of natural gas. Future hurricanes in the Gulf of Mexico could cause similar or greater uncertainty. We look for continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Liquidity and Capital Resources

Estimated Sources of Funds

The following schedule sets forth our estimated sources of funds to build the ethanol plant expected to be built near Fairmont, Nebraska.  This schedule could change in the future depending on the amount of equity raised in our registered offering and whether we receive grants or tax increment financing.  The schedule may also change depending on the level of senior and subordinated debt incurred.

Sources of Funds (1)		Percent
Unit Proceeds (2)	$53,000,000	40.00%
Senior Debt Financing (3)	$79,500,000	60.00%
Total Sources of Funds	$132,500,000	100.00%

(1)                                                    The amount of estimated unit proceeds and senior debt financing will be adjusted depending on the level of grants, subordinate debt and tax increment financing we obtain.

(2)                                                    In the event that we raise equity in our registered offering in excess of that needed to fund the construction of the plant located near Fairmont, Nebraska, in the discretion of our board of directors, we may invest the additional funds in the construction and development of additional plants in other locations.  If our board of directors chooses not to invest excess funds in additional plants, we intend to retain the funds for general corporate uses, including, but not limited to upgrading plant technology and exploring the use of alternative fuel sources.

(3)                                                    We currently have a nonbinding commitment from a senior lender for senior debt financing in the amount of $79,500,000 and are negotiating final agreements.  However, these definitive documents have not yet been finalized and there is no assurance that they will be.  Even if we do enter into final agreements, they may not be upon the terms we expect.

We do not expect to begin substantial plant construction activity before closing our equity offering and satisfying the loan commitment conditions and closing the loan transaction.

Estimated Uses of Proceeds

The following is our estimate of our costs and expenditures for the ethanol plant expected to be built near Fairmont, Nebraska over the next 12 months.  These estimates are based on discussions with Fagen, Inc. and ICM Inc.  The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

Use of Proceeds	Amount	Percent
Plant construction	$98,000,000	73.962%
Land	1,700,000	1.283%
Site Development Costs	4,230,000	3.193%
Railroad Infrastructure	3,110,000	2.347%
Fire Protection / Water Supply	950,000	0.717%
Water treatment system	580,000	0.438%
Administrative Building	350,000	0.264%
Office Equipment	100,000	0.076%
Computers, Software, Network	180,000	0.136%
Construction performance bond	550,000	0.415%
Construction insurance costs	200,000	0.151%
Construction contingency	1,740,000	1.313%
Capitalized interest	2,000,000	1.509%
Rolling stock	400,000	0.302%
Start up costs:
Financing costs	800,000	0.604%
Organization costs	1,660,000	1.253%
Pre Production period costs	950,000	0.717%
Inventory—Spare parts	600,000	0.453%
Inventory—Working capital	6,000,000	4.528%
Inventory—corn	4,000,000	3.02%
Inventory—chemicals and ingredients	650,000	0.491%
Inventory—Ethanol	2,950,000	2.226%
Inventory—Distillers Grains	800,000	0.604%
Total	$132,500,000	100%

We expect the total funding required for the plant to be $132,500,000, which includes $98,000,000 to build the plant and $34,500,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures. We exercised two options near Fairmont, Nebraska and have entered into real estate contracts to purchase the property.  We also have secured two other options which make up our alternate site.  We have commenced improvements at our site in preparation for construction of our plant.

In addition, in the event that we raise equity in our registered offering in excess of that needed to fund the construction of the plant located near Fairmont, Nebraska, in the discretion of our board of directors, we may invest the additional funds in the construction and development of additional plants in other locations.  If our board of directors choose not to invest excess funds in additional plants, we intend to retain the funds for general corporate uses, including, but not limited to upgrading plant technology and exploring the use of alternative fuel sources.

Quarterly and from Inception Financial Results

As of December 31, 2005, we have total assets of $2,622,341 consisting primarily of cash, prepaid expenses, property and equipment and deferred offering and financing costs. We have current liabilities of $1,558,085 consisting primarily of accounts payable and notes payable. Since our inception through December 31, 2005, we have an accumulated loss of $1,268,175. Total members’ equity as of December 31, 2005, was $1,064,256. Since our inception, we have generated no revenue from operations. For the three months ended December 31, 2005 and the period from inception to December 31, 2005, we had net losses of $353,943 and $1,268,175, respectively, primarily due to start-up business costs.

Startup costs of $226,268 and $950,018 include the amortization of unearned unit compensation of $208,333 and $833,333 for the three months ended December 31, 2005 and the period from inception to December 31, 2005, respectively.

Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $132,500,000. We are seeking to raise a minimum of $33,662,500 and a maximum of $67,325,000 of equity in our registered offering. Depending on the level of equity raised in our registered offering, we expect to require debt financing, incentives and grants ranging from a minimum of $63,675,000 to a maximum of $97,337,500.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

We will defer offering costs until the sale of units is completed. Upon issuance of the units, these costs will be netted against the proceeds received. If the offering is not completed, such costs will be expensed.

The Company issued restricted units to related parties.  The restrictions are removed as services are provided and selected milestones are achieved.  The earned portion is being expensed as startup expenses or will be netted against the proceeds from capital raising efforts or deferred as loan costs and amortized over the term of the related debt.  Any unearned amount is being presented as unearned unit compensation.

Employees

Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 45 full-time employees. We currently have two full-time hourly office employees.  We expect that approximately five of our employees will be involved primarily in management and administration, and the remainder will be involved primarily in plant operations.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

Position	# Full-Time Personnel
General Manager	1
Plant Manager	1
Bookkeeper	1
Secretary	1
Commodity Specialist	1
Lab Manager	1
Lab Assistant	2
Utilities, Maintenance and Safety Manager	1
Licensed Boiler Operator	2
Welder	1
Electrician	1
Electrician Technician	1
Maintenance Worker	4
Production Team Leaders	6
Team Production I	6
Team Production II	6
Rail Attendant	2
Truck Attendant	4
Grain Sampling & Records	1
Entry Level Floater	2
TOTAL	45

Off Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Item 3.  Controls and Procedures

Our management, including our President (the principal executive officer), Revis L. Stephenson, III, along with our Treasurer, (the principal financial officer), Robert W. Holmes, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We filed a Registration Statement on Form SB-2 with the SEC which became effective on November 10, 2005.  We also registered units for sale in the states of Florida, Iowa, Kansas, Kentucky Nebraska, South Dakota and Wisconsin and are in the process of registering units in Colorado, Missouri and New York.  The offering is for a minimum of 3,366,250 units and a maximum of 6,732,500 units at a purchase price of $10 per unit. There is a minimum purchase of 2,500 units to participate in the offering with additional units to be purchased in increments of 100 units. The minimum aggregate offering amount is $33,662,500 and the maximum aggregate offering amount is $67,325,000.  All proceeds from the registered offering have been placed in escrow pending the occurrence of certain events.  Therefore, at this time we have no use of proceeds to report.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Subsequent to the end of this reporting period, a special meeting of our members was held on February 1, 2006 at which the members approved certain amendments to the our operating agreement.  Information regarding changes to our operating agreement has been provided in a Current Report on Form 8-K filed with the SEC on February 2, 2006 and incorporated by reference herein.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)           The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
3.2

Third Amended and Restated Operating Agreement of the registrant filed as part of Post Effective Amendment No. 1 to registrant’s registration statement filed on form SB-2 and incorporated by reference herein.

10.1

Letter Agreement with Oppenheimer & Co. Inc. dated November 22, 2005 filed as part of Post Effective Amendment No. 1 to registrant’s registration statement filed on form SB-2 and incorporated by reference herein.

10.2

Real Estate Contract with Doris Gwen Ogden dated October 18, 2005 filed as part of Post Effective Amendment No. 1 to registrant’s registration statement filed on form SB-2 and incorporated by reference herein.

10.3

Real Estate Contract with WDB, Inc. dated October 20, 2005 filed as part of Post Effective Amendment No. 1 to registrant’s registration statement filed on form SB-2 and incorporated by reference herein.

10.4	Notice of Real Estate Agreements filed as part of Post Effective Amendment No. 1 to registrant’s registration statement filed on form SB-2 and incorporated by reference herein.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date:	February 14, 2006	/s/ Revis L. Stephenson, III
Revis L. Stephenson, III
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 14, 2006	/s/ Robert W. Holmes
Robert W. Holmes
Treasurer (Principal Financial and Accounting Officer)