Form 10QSB
period 2006-03-31
Advanced BioEnergy, LLC
filed 2006-05-15
CIK 1325740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to                     .
Commission file number 333-125335
ADVANCED BIOENERGY, LLC
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2281511 (I.R.S. Employer Identification No.)
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

days	☑ Yes	☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of May 15, 2006 there were 6,673,400 units outstanding.

Transitional Small Business Disclosure Format (Check one):	☐ Yes	☑ No

INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis and Plan of Operation	13

Item 3. Controls and Procedures	23

PART II. OTHER INFORMATION	23

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

SIGNATURES	25
Promissory Note and Loan Agreement
Master Loan Agreement
Amendment to Master Loan Agreement
Statused Revolving Credit Supplement
Construction and Revolving Term Loan Supplement
Loan and Trust Agreement
Promissory Note
Deed of Trust
Lump Sum Design Build Agreement
ICM License Agreement
Contract for Electric Service
Employment Agreement - Stephenson
Employment Agreement - Gales
Track Material Purchase Agreement
Real Estate Purchase Agreement
302 Certification
302 Certification
906 Certification
906 Certification

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements
ADVANCED BIOENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,781,655	$893,587
Subscription receivable	121,000	—
Prepaid expenses and other current assets	31,213	60,588

TOTAL CURRENT ASSETS	15,933,868	954,175

PROPERTY AND EQUIPMENT
Land	1,413,631	—
Office equipment	43,724	38,685
Leasehold improvement	8,513	8,513
Construction in process	528,967	—

	1,994,835	47,198
Less accumulated depreciation	(8,729)	(2,275)

	1,986,106	44,923

OTHER ASSETS
Cash, for plant construction	43,000,000	—
Land option deposits	10,000	30,000
Deposits	71,400	26,400
Other	7,000	—
Financing costs and deferred offering costs	461,452	354,013

	43,549,852	410,413

TOTAL ASSETS	$61,469,826	$1,409,511

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$717,228	$193,673
Accrued expenses	55,828	5,972

TOTAL CURRENT LIABILITIES	773,056	199,645

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Member’s capital, no par value, authorized 20,000,000 units, issued 6,673,400 and 625,000 units, respectively	62,589,932	3,174,098
Deficit accumulated during development stage	(1,536,019)	(914,232)
Unearned compensation, 41,667 and 105,000 units, respectively	(357,143)	(1,050,000)

	60,696,770	1,209,866

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$61,469,826	$1,409,511

See notes to unaudited financial statements.

ADVANCED BIOENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From	Period From
	Three Months	Six Months	Inception	Inception
	Ended	Ended	(January 4, 2005) to	(January 4, 2005) to
	March 31, 2006	March 31, 2006	March 31, 2005	March 31, 2006
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Start up expenses	59,524	285,792	72,480	1,009,542
Accounting	52,953	60,069	1,680	63,834
Consulting fees	54,022	66,194	10,683	139,860
Legal	88,169	98,346	19,519	133,137
Directors meetings and expenses	39,024	63,392	12,221	103,621
Office expenses	4,276	16,171	1,806	23,134
Office labor	60,198	85,361	—	95,742
Payroll tax expense	1,949	4,816	—	5,537
Insurance	15,518	31,540	—	38,881
Utilities	3,199	6,815	1,181	11,005
Rent	2,100	4,200	—	6,300
Advertising and promotion	—	1,028	—	4,220
Licenses and fees	6,650	6,650	—	7,312
Depreciation	3,192	6,454	—	8,729
Bank charges	15,131	15,233	—	15,274
Miscellaneous	4,818	5,622	22	5,787

	410,723	757,683	119,592	1,671,915

LOSS FROM OPERATIONS	(410,723)	(757,683)	(119,592)	(1,671,915)

OTHER INCOME (EXPENSE)
Other income	—	12,000	—	12,000
Rent income	750	1,250	—	1,250
Interest income	171,797	171,797	—	171,797
Interest expense	(29,668)	(49,151)	—	(49,151)

LOSS ACCUMULATED DURING DEVELOPMENT STAGE	$(267,844)	$(621,787)	$(119,592)	$(1,536,019)

Weighted Average Units Outstanding	586,288	542,727	108,102	435,212

Net Loss Per Unit — Basic and Diluted	$(0.46)	$(1.15)	$(1.11)	$(3.53)

See notes to unaudited financial statements.

ADVANCED BIOENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)
Period from January 4, 2005 (Date of Inception)
to March 31, 2006

		Deficit
		Accumulated
		During
	Members’	Development	Unearned
	Capital	Stage	Compensation	Total
MEMBERS’ EQUITY — January 4, 2005	$—	$—	$—	$—

Issuance of 450,000 membership units	1,500,000	—	—	1,500,000
Issuance of 7,500 membership units	25,000	—	—	25,000
Issuance of 125,000 restricted membership units	1,250,000	—	(1,250,000)	—
Issuance of 42,500 restricted membership units	425,000	—	(425,000)	—
Amortization of unearned compensation	—	—	625,000	625,000
Costs of raising capital incurred in connection with private placement memorandum	(25,902)	—	—	(25,902)

Net loss	—	(914,232)	—	(914,232)

MEMBERS’ EQUITY — September 30, 2005	$3,174,098	$(914,232)	$(1,050,000)	$1,209,866

Issuance of 6,048,400 membership units	60,484,000	—	—	60,484,000

Amortization of unearned compensation	—	—	692,857	692,857

Cost of raising capital — public offering	(1,068,166)	—	—	(1,068,166)

Net loss	—	(621,787)	—	(621,787)

MEMBERS’ EQUITY — March 31, 2006	$62,589,932	$(1,536,019)	$(357,143)	$60,696,770

See notes to unaudited financial statements.

ADVANCED BIOENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

		Period From	Period From
	Six	Inception	Inception
	Months Ended	(Jan 4, 2005) to	(Jan 4, 2005) to
	March 31, 2006	March 31, 2005	March 31, 2006
OPERATING ACTIVITIES
Net loss	$(621,787)	$(119,592)	$(1,536,019)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation	6,454	—	8,729
Consulting services exchanged for membership units	267,857	—	892,857
Changes in assets and liabilities
Prepaid expenses and other current assets	29,375	—	(31,213)
Accounts payable	(33,806)	49,331	159,867
Accrued expenses	49,856	—	55,828

NET CASH USED IN OPERATING ACTIVITIES	(302,051)	(70,261)	(449,951)

INVESTING ACTIVITIES
Payment of deposit	(70,000)	—	(96,400)
Purchase of other assets	(7,000)	—	(7,000)
Purchase of property and equipment	(530,497)	—	(577,695)
Increase in cash, for plant construction	(43,000,000)	—	(43,000,000)
Payment of land option deposits	—	(15,000)	(30,000)

NET CASH USED IN INVESTING ACTIVITIES	(43,607,497)	(15,000)	(43,711,095)

FINANCING ACTIVITIES
Proceeds from sale of membership units	60,363,000	1,000,000	61,863,000
Payments on short term debt	(1,270,800)	—	(1,270,800)
Payment of deferred offering and financing costs	(294,584)	(20,121)	(649,499)

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,797,616	979,879	59,942,701

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,888,068	894,618	15,781,655

CASH AND CASH EQUIVALENTS — beginning of period	893,587	—	—

CASH AND CASH EQUIVALENTS — end of period	$15,781,655	$894,618	$15,781,655

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for cost of raising capital	$19,537	$—	$19,537

Accounts payable incurred for financing costs	$411,484	$23,394	$411,484

Accounts payable incurred for construction in process and office equipment	$126,340	$—	$126,340

Offering consulting services received in exchange for membership units	$—	$25,000	$25,000

Consulting services received in exchange for membership units	$—	$—	$892,857

Land option applied to land purchase	$20,000	$—	$20,000

Land acquired through issuance of note payable	$1,270,800	$—	$1,270,800

Deposit transferred to financing costs	$25,000	$—	$25,000

Unearned compensation provided as cost of raising capital	$425,000	$—	$425,000

Deferred offering cost transferred to cost of raising capital	$623,629	$—	$—

See notes to unaudited financial statements.

ADVANCED BIOENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying financial statements as of March 31, 2006 and the three and six months then ended and for the period from inception (January 4, 2005) to March 31, 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair representation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Special Report under section 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2005. The results of operations for the three and six months ended March 31, 2006 and the period from inception (January 4, 2005) to March 31, 2006 are not necessarily indicative of the results for the fiscal year ending September 30, 2006.
PRINCIPAL BUSINESS ACTIVITY — Advanced BioEnergy, LLC is a development stage Delaware limited liability company (the Company). The Company was organized in January 2005 to pool investors to build a 100 million gallon ethanol plant to be located near Fairmont, Nebraska. Construction is projected to begin in 2006. As of March 31, 2006, the Company is in the development stage with its efforts being principally devoted to organizational and plant construction activities.
UNEARNED UNIT COMPENSATION — Subsequent to the seed capital offering, the original two members received compensation in the form of the restricted equity units valued at $1.25 million (equivalent to $10 per unit which is comparable to the price of purchased units) for their efforts in developing the project. The restriction will be removed as services are provided and selected milestones are achieved. The earned portion of the $1.25 million is being expensed as start-up expenses. As of March 31, 2006, $892,857 had been earned and expensed with the remaining $357,143 is included as unearned compensation. The Company also issued 42,500 in restricted membership units valued at $425,000 (equivalent to $10 per unit which is comparable to the price of purchased units) to a related development consulting company. The $425,000 has been recorded as a cost of raising capital.
CASH AND CASH EQUIVALENTS — The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in such accounts.
FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying amounts for accounts payable and accrued expenses approximate fair value.
DEFERRED OFFERING AND FINANCING COSTS — The Company defers costs incurred to raise equity and debt financing until the related equity or debt is issued. At the time of issuance of such new equity, the deferred offering costs are netted against the proceeds received. On March 31, 2006, the equity raising was closed and the deferred offering costs of $1,068,166 were netted against the respective equity raised. The financing costs will be amortized over the term of the debt. Financing costs totaled $461,452 at March 31, 2006.
In addition, the Company has offset $25,902 of deferred offering costs against the equity proceeds raised under a private placement memorandum.
LOSS PER UNIT — Basic and diluted loss per unit are computed using the weighted-average number of vested units outstanding during the period. Unvested restricted units are considered unit equivalents; however, they have not been included in the computation of diluted loss per unit as their effect would be anti-dilutive. The effect of the unit distribution discussed in Note B has been retroactively applied to the weighted average units outstanding in the loss per unit computation as if it happened at inception.
RESTRICTED STOCK — The Company has issued restricted units to certain directors for services outside their role as directors at fair value under the Financial Accounting Standards Board (FASB) Statement No. 123.

ADVANCED BIOENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
All restricted units issued are subject to various restriction requirements. Of the 625,000 membership units issued, 305,000 units are subject to lock-up agreement between the two founding members and a related party development company. The lock-up agreement prohibits the transfer of the shares until May 2008. Of the 625,000 units issued, 320,000 units are unrestricted, 263,333 are vested restricted and 41,667 are unvested restricted.
CASH HELD IN ESCROW BY THIRD PARTIES — Proceeds from the membership offering discussed in Note B will not be recorded by the Company until the Company has an unassailable right to the proceeds. The cash will be held in escrow until the earliest of (1) receipt of $33,662,500 or more in offering proceeds and a written debt financing commitment for an amount ranging from $63,675,000 to $97,337,500 depending on the amount of incentives and other grants received; (2) November 10, 2006; or (3) termination or abandonment of the offering, at which point the cash would be returned. On March 31, 2006 these funds were released to the Company since the required equity and debt financing was achieved.
DEPOSITS — To secure office space, the Company was required to pay one month’s rent in advance in the form of a refundable deposit and is recorded at cost. Deposits also include a $70,000 payment to Nebraska Investment Finance Authority as a reservation deposit. This deposit will be used for expenses incurred in approving the allocation of the bonds issued. The reservation deposit is refundable only to the extent and in the proportion that the allocation is used.
PROPERTY AND EQUIPMENT — Property and equipment is stated at the lower of cost or fair value. Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives.
Construction in progress consists of expenditures for construction of the ethanol plant. These expenditures will be depreciated using the straight-line method over various estimated useful lives once construction is completed and the assets are placed into service.
CASH, FOR PLANT CONSTRUCTION — The cash that will be used for the construction of the ethanol plant has been classified as long-term according to its estimated use.
NOTE B: MEMBERS’ EQUITY
The Company was formed on January 4, 2005 to have a perpetual life. It was initially capitalized by its members who contributed an aggregate of $550,000 for 165,000 membership units. The Company initially had one class of membership units with the board of directors having the authority to create additional classes of units if deemed necessary.
The Company issued a confidential private placement memorandum (seed capital offering) in February 2005, for the sale of 450,000 membership units, including the 165,000 originally contributed, with no stated minimum requirement. The minimum investment for a potential investor is 5,000 units or $50,000, with increments of 500 units or $5,000, thereafter. The entire purchase amount is due upon subscribing. The Company received subscriptions for the $1,500,000 and closed the offering on April 14, 2005 for the purpose of funding the development, organizational and offering expenses. The Company also issued an additional 7,500 units for services provided in connection with the public offering.
The initial board of directors authorized a unit distribution to the seed capital members equal to two additional units for every one unit issued and outstanding at the time the seed capital offering is closed. This has been accounted for similar to a stock split with retroactive adjustment to the number of shares outstanding as if it occurred at inception.
Subsequent to the unit distribution, the Company issued 42,500 restricted membership units to a related development consultant company for services discussed in Note C. The restriction on the units provide for the return of the units if the Company does not begin construction of the project on or before December 31, 2007 or

ADVANCED BIOENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
files Articles of Dissolution before beginning construction of the project. As of March 31, 2006, these units are no longer restricted but remaining subject to the lock-up agreement.
The Company also issued an additional 125,000 restricted membership units to the two initial members of the Company for services discussed in Note E. The restrictions on these units are removed equally upon the Company reaching three separate milestones. These milestones relate to the filing of the SB-2 with the Securities and Exchange Commission (SEC), executing a definitive financing agreement, and production of ethanol from the completed project. At March 31, 2006, 41,667 units remain restricted from the original issuance of 125,000 units even though some of the compensation relating to the restricted units has been amortized.
The Company closed its offering on March 30, 2006 related to the Form SB-2 Registration Statement filed with the SEC after receiving 6,048,400 membership unit subscriptions totaling $60,484,000. Subsequent to March 31, 2006, the subscription receivable was paid in full.
NOTE C: RELATED PARTY TRANSACTIONS
The Company paid a development consulting company owned by two of its directors for assistance with the negotiating contracts, planning the equity marketing effort and securing debt financing. As of March 31, 2006, the Company had incurred consulting charges of approximately $496,000, which include 42,500 restricted units issued for services valued at $425,000. See the agreement terms in Note E.
A member of the Company is currently the president of the Company’s primary bank depository.
NOTE D: FINANCING
In February 2006, the Company entered into a short-term note for $1,000,000 with an interest rate of 8.5%. The principal and interest were paid in full in March 2006.
On March 8, 2006, the Company entered into a $79,500,000 loan agreement with a lending institution consisting of a $58,000,000 term loan and a $21,000,000 revolving term loan. In addition the Company also received a $5,000,000 revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions.
The term loan has interest rate options of a base rate plus one-half percent, a fixed rate quoted by the lender, or at LIBOR plus 3.4% and required an origination fee of $397,500. Advances are available until May 1, 2007 with principal payments to commence on December 20, 2007 and quarterly thereafter with any remaining balance due on September 20, 2014 at the latest.
The revolving loan has interest rate options of a base rate plus one-half percent, a fixed rate quoted by the lender, or at LIBOR plus 3.4%. The Company is required to pay a commitment fee on the daily unused portion of the commitment at a rate of 5/8 of 1% per annum payable by the 20th day of each month. The loan is effective through March 1, 2017.
The revolving credit facility has interest rate options of a base rate, a fixed rate quoted by the lender, or at LIBOR plus 3.1%. There is an origination fee of $12,500 and a commitment fee on the daily unused portion of the commitment at a rate of 1/4 of 1% per annum payable by the 20th day of each month. The loan is effective thru March 1, 2008.
NOTE E: COMMITMENTS AND CONTINGENCIES
Construction contracts
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $132,500,000. In March 2006, the Company signed a lump-sum design-build agreement with a related party general contractor for $98,000,000. If notice to proceed is not given by June 30, 2006, the contract price shall be adjusted to reflect any increase in the Construction Cost Index. The design build agreement

ADVANCED BIOENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
includes a provision whereby the general contractor receives an early completion bonus for each day the construction is complete prior to the estimated completion date up to a maximum amount. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. As of March 31, 2006, the Company has incurred $62,216 of these costs of which all are included in accounts payable.
In March 2006, the Company entered into an agreement with a contractor for grading and draining services. The cost of the services will be approximately $1,200,000.
Land
The Company exercised two options and purchased 260 acres (112 acres and 148 acres) of land in Fillmore County, Nebraska, for a total of $1,412,000. The Company funded the purchase with $141,200 in cash, which included the $20,000 option deposits, and a note payable for the remaining $1,270,800 with interest at the rate of 7% per annum to be paid quarterly. As of March 31, 2006, this note has been paid in full.
The Company also has options to purchase approximately 87 acres and 103 acres of land in Fillmore County, Nebraska, for $478,500 and $566,500, respectively. The Company deposited $5,000 of earnest money with unrelated parties for each of these options. The initial options extend until August 1, 2006. If the options are exercised during the time permitted, the $5,000 deposit will be applied to the purchase price or expensed in the period the options expire.
Consulting
The Company has an agreement with a related party for assistance with negotiation of contracts, planning of the equity marketing effort and securing debt financing. The agreement began upon execution and shall continue through the closing date as defined in the agreement. The development consultant will receive compensation as follows: 7,500 unrestricted membership units at execution, $1,500 per week from execution through the closing of the equity financing and $375 per day after the closing of the equity financing, plus reimbursement of approved expenses up to a weekly maximum reimbursement of $750. In addition, the development consultant received compensation of 42,500 restricted membership units subsequent to the close of the seed capital offering. The Company may only terminate this agreement for cause as defined in the consulting agreement. The consultant may terminate this agreement with fourteen days’ written notice.
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
The Company has an agreement for ground water consulting services. The cost of these services is not to exceed $15,000.
NOTE F: SUBSEQUENT EVENTS
Financing
On April 27, 2006, we entered into a Loan and Trust Agreement with the County of Fillmore, State of Nebraska (the Issuer) and Wells Fargo, N.A. (the Trustee) wherein the Issuer will issue and sell $7,000,000 of Subordinate Exempt Facilities Revenue Bonds, Series 2006A (the Bonds) the interest on which is expected to be exempt from inclusion as

ADVANCED BIOENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
gross income of the holder of the Bonds for federal and state income tax purposes. The Issuer has agreed to then loan us the proceeds from the sale of the Bonds.
We have agreed to repay the loan by making loan payments to the Issuer in an amount equal to the aggregate principal amount of the Bonds from time to time outstanding, and the premium, if any, and interest thereon at maturity, upon redemption, upon acceleration, or when otherwise payable. Our obligation to make the loan payments under the Loan and Trust Agreement is evidenced by our execution and delivery of a promissory note. Our repayment of the Bonds and the security for the Bonds is subordinate to our senior loan and credit facility discussed in Note D.
Employment agreements
In April 2006, the Company has an employment agreement with a member who is Chairman and Chief Executive Officer of the Company. The employee is to receive an annual base salary of $300,000 plus benefits. In addition he will receive an annual performance bonus, a strategic bonus and the use of an automobile provided by the Company. The term of the agreement is for a period of three years from the effective date of the agreement with successive automatic one year extensions.
In April 2006, the Company has an employment agreement with a member who is President and Chief Operating Officer of the Company. The employee is to receive an annual base salary of $250,000 plus benefits. In addition, he will receive an annual performance bonus, a strategic bonus, the use of an automobile provided by the company and reimbursement for moving expenses up to $70,000. As a signing bonus the employee will receive the right to receive 30,000 units. These units would be issued in an amount equal to 6,000 units on each anniversary of the effective date, with termination of employment resulting in forfeiture of the right to receive any such units which remain unissued. The term of the agreement is for a period of three years from the effective date of the agreement with successive automatic one year extensions.
Construction contracts
In April 2006, the Company entered into an agreement with an electric company to provide electrical service. The Company is required to make a non-refundable payment in aid of construction for the facilities the electrical cooperative will install for the benefit of the Company. The amount of this payment will be approximately $1,248,000. The Company is to pay $650,000 prior to placing the order for the substation and the balance of approximately $598,000 upon the completion of the construction of all facilities. The agreement shall remain in effect for a term of 5 years from the initial billing period and will be renewed automatically thereafter on an annual basis unless terminated by either party giving 12 months written notice.
On May 5, 2006, the Company entered into a Track Material Purchase Agreement with The Tie Yard Of Omaha to purchase relay rail, joint bards, tie plates, cross tie and reconditioned turnouts (the Track Material). The Company has the right to inspect and approve the Track Material, and reject any materials deemed not acceptable prior to shipment to the Company. The purchase price of the Track Material is approximately $1,600,000.
On May 5, 2006, the Company entered into a Real Estate Purchase Agreement with Fillmore Western Railway Company (Fillmore) for the purchase by the Company of certain property, including all real property and the 100-foot railroad right of way, including any “extra width” railroad right of way, and all other easements appurtenant to the use of the real estate, together with all track, ties, ballast, other track material and other improvements thereon owned, possessed, or claimed by Fillmore from milepost 1.7 to milepost 3.7 on the Fillmore line (the Property). In addition, pursuant to the Real Estate Purchase Agreement, Fillmore conveyed to the Company an easement to use Fillmore’s right of way from milepost 3.7 to Turkey Creek, for the purpose of underground pipeline and other utilities (the Easement). The purchase price for the Property is $500,000. The Company made a down payment of $50,000 upon execution of the Real Estate Purchase Agreement, which shall be applied towards the purchase price. The purchase price of the Easement is $10,000.

ADVANCED BIOENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Acquisition
On May 12, 2006, we entered into an Agreement and Plan of Merger, dated as of May 10, 2006, that provides, among other things, for our wholly-owned subsidiary (which was set up after March 31, 2006) to be merged with and into Indiana Renewable Fuels, LLC, an Indiana limited liability company. As a result of the merger, the outstanding membership units of Indiana Renewable Fuels will be converted, at the election of each individual holder of Indiana Renewable Fuels membership units, into the right to receive either: (a) 500 membership units in our Company or (b) $5,000 in cash; provided, that in the aggregate, Indiana Renewable Fuels’ members must elect to receive at least 250,000 membership units in our Company. As of the date of the agreement there were 726 units of Indiana Renewable Fuels, LLC issued and outstanding. The maximum cash payment related to the acquisition is approximately $1,130,000 based on the minimum number of membership units being converted to membership units in our Company.

Item 2. Management’s Discussion and Analysis and Plan of Operation
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission (“SEC”) filings. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
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
Overview
     Advanced BioEnergy, LLC is a development-stage Delaware limited liability company. It was originally formed on January 4, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant near Fairmont, Nebraska (the “Fairmont Plant”). We are also exploring opportunities to develop one or more additional ethanol plants in other locations and/or purchase additional production capacity. Subsequent to the period covered by this report, we entered into a an Agreement and Plan of Merger that provides, among other things, for our wholly-owned subsidiary to be merged with and into Indiana Renewable Fuels, LLC, an Indiana limited liability company.
     We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the Fairmont Plant once built will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,000 tons of dried distillers grains with solubles and 296,000 tons of raw carbon dioxide gas. We anticipate completion of plant construction during summer 2007.

     We expect the Fairmont Plant will cost approximately $132,500,000 to complete. This includes approximately $98,000,000 to build the plant and an additional $34,500,000 in other capital expenditures and working capital. We have also entered into a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC for the performance of certain engineering and design services.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production and sales data. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.
Plan of Operation for the Next 12 Months
     We expect to spend at least the next 12 months focused on development, plant construction and preparing for the start-up of operations of the Fairmont Plant. We expect our proceeds from our equity offering, senior debt financing, bond financing, and tax increment financing will supply us with enough cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition, along with costs associated with staffing, the office, audit, legal, compliance and staff training. In the event we develop one or more additional ethanol plants in other locations or purchase additional production capacity during the next twelve months, we may decide to raise additional capital.
Project Capitalization
     Seed Capital Offering
     We have financed our project with a combination of equity and debt capital. We have issued a total of 150,000 units to our seed capital investors at a price of $10 per unit, for total unit proceeds of $1,500,000. In addition, we distributed 2,500 units to BioEnergy Capital Consultants for services provided as our project development and equity consultant. Following the close of the seed capital private placement, we issued an additional 305,000 units as a result of a distribution of two units for every one unit issued and outstanding to all of the unit holders, payment of a total project development fee to Revis L. Stephenson, III and Robert W. Holmes equal to 125,000 restricted units in Advanced BioEnergy for their efforts to organize and develop the company, and the transfer of 42,500 restricted units to BioEnergy Capital Consultants, LLC for a total of 50,000 units including 5,000 shares from the unit distribution discussed above to that consultant.
     Registered Offering
     We filed a Registration Statement on Form SB-2 with the SEC which became effective on November 10, 2005. We also registered units for sale in the states of Florida, Iowa, Kansas, Kentucky Nebraska, South Dakota, Wisconsin, Colorado, and Missouri. We filed a Post Effective Amendment to our Form SB-2 Registration Statement with the SEC on February 10, 2006 to address certain changes and additions to our original prospectus. We closed our equity offering, released proceeds of said offering from escrow and issued 6,048,400 units.
     Bridge Loan
     On February 13, 2006, we entered into a Promissory Note (Operating Loan) and Loan Agreement (the “Bridge Loan”) with Farm Credit Services of America, PCA establishing a credit facility for interim financing. The Bridge Loan was in the amount of $1,000,000. The Bridge Loan was repaid (including accrued interest of $9,803.67) on March 31, 2006.
     Senior Credit Facility
     On March 8, 2006 (effective February 17, 2006), we entered into a loan agreement with Farm Credit Services of America, FLCA (“Farm Credit”) establishing a senior credit facility with Farm Credit for the construction of a 100 million gallon per year ethanol plant. The construction financing is in the amount of $79,500,000 consisting of a $58,500,000 term loan and a $21,000,000 revolving term loan. Farm Credit has also established a $5,000,000 revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions which will not be effective until we begin operations. CoBank, ACB, (“CoBank”) has been appointed by Farm Credit to serve as its agent with regard to these loans. Farm Credit is only obligated to lend the funds for construction if certain conditions are satisfied, including, but not limited to, the contribution of at least $53,000,000 of equity. The loans will be secured by a first mortgage on our real estate and a lien on all of our personal property. We have agreed to purchase $1,000 worth of stock in Farm Credit Services of America, ACA which will also be pledged as security for the loans. If we prepay any portion of the construction loans prior to February 1, 2009, we will pay a prepayment charge of 3% in addition to certain surcharges.
     During the term of the loans, we will be subject to certain financial loan covenants consisting of minimum working capital, minimum fixed coverage, minimum current ratio, minimum net worth and maximum debt/net worth covenants during the term of the loan. After the construction phase, we will only be allowed to make annual capital expenditures up to $600,000 annually without prior approval. We will also be prohibited from making distributions to our members, however, for each fiscal year commencing with the fiscal year ending 2007, we may make a distribution to our members of 50% of the net profit for such fiscal year after our lender has received audited financial statements for the fiscal year. We may exceed 50% only if we have made the required free cash flow payment for that fiscal year. We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.
     Subordinate Debt
     Subsequent to the period covered by this report, on April 27, 2006, we entered into a Loan and Trust Agreement with the County of Fillmore, State of Nebraska (the “Issuer”) and Wells Fargo, N.A. (the “Trustee”) wherein the Issuer will issue and sell $7,000,000 of Subordinate Exempt Facilities Revenue Bonds, Series 2006A (the “Bonds”) the interest on which is expected to be exempt from inclusion as gross income of the holder of the Bonds for federal and state income tax purposes. The Issuer has agreed to then loan us the proceeds from the sale of the Bonds.
     We have agreed to repay the loan by making loan payments to the Issuer in an amount equal to the aggregate principal amount of the Bonds from time to time outstanding, and the premium, if any, and interest thereon at maturity, upon redemption, upon acceleration, or when otherwise payable. Our obligation to make the loan payments under the Loan and Trust Agreement is evidenced by our execution and delivery of a promissory note. Our repayment of the Bonds and the security for the Bonds is subordinate to our senior loan and credit facility with CoBank, ACB and Farm Credit Services of America, FLCA. The proceeds of the Bonds are to be used, in order (i) to provide financing for a portion of the costs of the acquisition and installation of certain eligible solid waste disposal facilities which are to be a part of an ethanol production facility (the “Facility”) to be constructed in the Village of Fairmont, in the County of Fillmore, Nebraska; (ii) to fund a debt service reserve fund; (iii) to pay interest during construction in an amount approximately equal to 20 months interest on the Bonds; and (iv) to pay a portion of the costs of issuance of the Bonds.
     The Bonds are secured by a Subordinate Deed of Trust and Security Agreement granted to the Trustee pursuant to which we conveyed to the Trustee a mortgage lien on the real property and fixtures constituting the Facility and security interests in all tangible personal property located on the mortgaged real property or used in connection with the Facility as security for repayment of the Bonds. The lien of the Subordinate Deed of Trust shall be subordinate to the lien of a deed of trust and security agreement given in favor of CoBank, ACB and Farm Credit Services of America.
     The Bonds will be purchased by Oppenheimer & Co., in Minneapolis, Minnesota (the “Underwriter”). In exchange for certain compensation, the Underwriter agreed to purchase the Bonds, subject to the terms of a Bond Purchase Agreement between us, the Issuer and the Underwriter. The Bond Purchase Agreement provides that the Underwriter shall purchase all Bonds if any are purchased. We have agreed under the Bond Purchase Agreement to indemnify the Underwriter and the Issuer against certain liabilities, including certain liabilities under federal and state securities laws.

     Tax Increment Financing
     We are seeking approximately $7,000,000 in tax increment financing from the Village of Fairmont, Nebraska. Tax increment financing is a program created by state statute and provides city councils the power to use all of the real property tax resulting from the increase in taxable valuation due to the construction of new industrial or commercial facilities to provide economic incentives. We obtained approval from the city council of the Village of Fairmont, Nebraska of the Redevelopment Agreement in February 2006 and we anticipate that annexation or our plant site will be completed and closing will occur in summer 2006. However, there is no guarantee that we will obtain tax increment financing or that if we do it will be in the amount currently anticipated.
     Community Development Block Grant
     We have received a $305,000 Community Development Block Grant to assist Fillmore County with road paving leading to the plant. The County of Fillmore will draw down directly on Community Development Block Grant funds.
Plant construction activities
     We have begun preparation of our site for the construction of our plant near Fairmont, Nebraska. Our plant site consists of two adjacent parcels. We selected the site because of its location relative to existing grain production, accessibility to road and rail transportation, and its proximity to major population centers. The site is near the mainline BNSF railroad. In addition, the site is also in close proximity to the intersection of U.S. Highway 6 and 81. Our activities for the next 12 months will include completion of final design and development of the plant. We also plan to negotiate and execute final contracts concerning the provision of necessary natural gas and marketing agreements for ethanol and distillers grains.
     Site Preparation
     In December 2005, we commenced site preparation for construction of our Fairmont Plant. We have engaged Nilex Construction, LLC of Englewood, Colorado to supply and install vertical wick drains and horizontal strip drains to our plant site. We have also engaged Gana Trucking of Martel, Nebraska to provide dirt work and site preparation. The dirt work and site preparation are approximately two weeks behind schedule due to rain. However, we believe the delay regarding the dirt work and site preparation will not affect the date on which Fagen, Inc. is able to begin construction or the date construction is completed.
     Construction.
     On March 20, 2006 (effective March 16, 2006), we entered into a Lump Sum Design-Build Agreement with Fagen, Inc. to establish a one hundred (100) million gallon per year dry grind ethanol production facility on our plant site located near the village of Fairmont, Nebraska. Under the terms of the Lump Sum Design-Build Agreement, Fagen, Inc. guarantees that the plant will operate at a rate of 100 million gallons per year of denatured fuel grade ethanol. We expect that the plant will be substantially complete within 485 days after we provide Fagen, Inc. with our written Notice to Proceed. We have not yet provided Fagen, Inc. with our written Notice to Proceed. Under the terms of the Lump Sum Design-Build Agreement, we will pay Fagen, Inc. $98,000,000, subject to any mutually agreed-upon adjustments and subject to a credit for any sums paid to Fagen Engineering, LLC for engineering performed pursuant to the Phase I and Phase II Engineering Services Agreement. Fagen, Inc. and Fagen Engineering, LLC are related entities.
     We expect Fagen, Inc. to commence their portion of the construction of the Fairmont Plant during May 2006. We expect to complete construction of the proposed plant and commence operations in summer 2007, which is approximately 14 to 16 months after commencement of construction.
     License of Technology
     We have also entered into a License Agreement with ICM, Inc. (effective March 16, 2006), for limited use of ICM, Inc.’s proprietary technology and information to assist us in operating, maintaining, and repairing the ethanol production facility. We are not obligated to pay any fee to ICM, Inc. for use of the proprietary information and technology because our payment to Fagen, Inc. for the construction of the plant under Lump Sum Design-Build Agreement is inclusive of these costs.
     Utilities
     On April 25, 2006, we entered into a contract for electric service with Perennial Public Power District, a public corporation and political subdivision of the State of Nebraska (“Perennial”). This agreement will remain in effect for a term of five (5) years, from the initial billing period. The agreement will be renewed automatically thereafter on an annual basis unless twelve (12) months written notice of termination is given by either party. Pursuant to this agreement, we agreed to purchase, and Perennial agreed to supply, all of the electric power and energy needed by the plant. Perennial has agreed to install and maintain the subtransmission line and substation facilities needed for electric service. As a condition to Perennial installing the required electric service facilities, we have agreed to pay actual construction cost to Perennial which exceeds $812,394. The amount that we must pay is currently estimated at approximately $1,248,000.
     On March 9, 2006, we engaged Olsson Associates to (i) provide us with a groundwater model to simulate the effects of pumping from the plant on the uppermost unconfined groundwater aquifer; and (ii) review model simulations with Upper Big Blue NRD and prepare up to two additional simulations if required. In addition, Olsson Associates will prepare a report of findings summarizing model development and simulated impacts to the aquifer. The cost for the development of the groundwater model is $9,000. The cost for reviewing simulations with Upper Big Blue NRD, preparation of additional simulations if required and preparation of the report of findings will not exceed $6,000.
     Real Estate
     On February 18, 2005, we acquired a real estate option from WDB, Inc., a Nebraska corporation, to purchase between 75 and 112 acres of land near Fairmont, Nebraska. We paid $10,000 for this option. This option allowed us to purchase between 75 and 112 acres for $6,000 per acre. In October 2005, we exercised this option and purchased 112 acres from WDB, Inc. for a total of $672,000. We paid $57,200 plus the $10,000 deposit that was previously paid for a total of $67,200. The remaining $604,800 was recorded as a note payable, with interest at a rate of 7% per annum to be paid quarterly, and was due at the time we obtained financing or April 15, 2006, whichever occurred first.
     On April 26, 2005, we acquired a real estate option from Doris Gwen Ogden to purchase approximately 148 acres in Fillmore County, Nebraska. We paid $10,000 for this option. This option agreement allowed us to purchase approximately 148 acres for a total purchase price of $740,000. During October 2005, we exercised this option and purchased 148 acres from Doris Gwen Ogden for a total of $740,000. We paid $64,000 plus the $10,000 deposit that was previously paid for a total of $74,000. The remaining $666,000 was recorded as a note payable, with interest at the rate of 7% per annum to be paid quarterly, and was due at the time we obtained financing or April 15, 2006, whichever occurred first.
     On March 30, 2006, we paid off the remaining amounts due on the purchase of both parcels of land. On April 6, 2006, we conveyed a right-of-way to the County of Fillmore, Nebraska, by quitclaim deed, of certain property in order that the entry road is widened.
     Rail
     On May 5, 2006, we entered into a Track Material Purchase Agreement with The Tie Yard Of Omaha to purchase relay rail, joint bards, tie plates, cross tie and reconditioned turnouts (the “Track Material”). We have the right to inspect and approve of the Track Material, and reject any materials deemed not acceptable prior to shipment. The purchase price of the Track Material is approximately $1,600,000.
     On May 5, 2006, we entered into a Real Estate Purchase Agreement with Fillmore Western Railway Company (“Fillmore”) for the purchase of certain property, including all real property and the 100-foot railroad right of way, including any “extra width” railroad right of way, and all other easements appurtenant to the use of the real estate, together with all track, ties, ballast, other track material and other improvements thereon owned, possessed, or claimed by Fillmore from milepost 1.7 to milepost 3.7 on the Fillmore line (the “Property”). In addition, pursuant to the Real Estate Purchase Agreement, Fillmore conveyed to us an easement to use Fillmore’s right of way from milepost 3.7 to Turkey Creek, for the purpose of underground pipeline and other utilities (the “Easement”). The purchase price for the Property is $500,000. We made a down-payment of $50,000 upon execution of the Real Estate Purchase Agreement, which shall be applied towards the purchase price. The purchase price of the Easement is $10,000.
Employment Agreements with Mr. Stephenson and Mr. Gales
     Subsequent to the period covered by this report, on April 7, 2006 (the “Effective Date”), we entered into an employment agreement with Revis L. Stephenson III. Pursuant to this employment agreement, Mr. Stephenson was appointed as the Registrant’s Chairman and Chief Executive Officer. Pursuant to Mr. Stephenson’s employment agreement, the term of Mr. Stephenson’s employment commenced on the Effective Date and shall end on the third anniversary of the Effective Date, unless terminated pursuant to the employment agreement. Thereafter, Mr. Stephenson’s employment shall be automatically extended for successive one year periods unless terminated pursuant to the employment agreement. While Mr. Stephenson is employed by the Registrant, Mr. Stephenson will be nominated by the Board of Directors to serve on the Board of Directors. Upon election, Mr. Stephenson will serve with no other compensation other than that provided for by the employment agreement. Mr. Stephenson’s will receive an annual base salary of $300,000, along with other benefits. As part of the employment agreement, Mr. Stephenson has agreed to various restrictions regarding competition with the Company, solicitation of customer and employees, and the dissemination of confidential information or trade secrets. In the event of termination of Mr. Stephenson’s employment, as determined by the employment agreement, Mr. Stephenson shall receive certain severance payments and benefits.
     On April 7, 2006, (the “Effective Date”) the Registrant also entered into an employment agreement with Don Gales. Pursuant to this employment agreement, Mr. Gales was appointed as the Registrant’s Chief Operating Officer. As part of the Registrant’s registered equity offering, Mr. Gales purchased 7,500 units, which were issued on March 30, 2006. Pursuant to Mr. Gales employment agreement, Mr. Gales term of Mr. Gales’ employment commenced on the Effective Date and shall end on the third anniversary of the Effective Date, unless terminated pursuant to the employment agreement. Thereafter, Mr. Gales’ employment shall be automatically extended for successive one year periods unless terminated pursuant to the employment agreement. Mr. Gales will receive an annual base salary of $250,000, along with other benefits. As part of the employment agreement, Mr. Gales has agreed to various restrictions regarding competition with the Company, solicitation of customer and employees, and the dissemination of confidential information or trade secrets. In the event of termination of Mr. Gales’ employment, as determined by the employment agreement, Mr. Gales shall receive certain severance payments and benefits.
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
     Although the Act did not impose a national ban of methyl tertiary butyl ether (“MTBE”), its failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere.
     In addition, we expect ethanol prices will be positively impacted by blenders and refineries increasing their use of ethanol in response to environmental liability concerns about MTBE and increased consumer acceptance and exposure of ethanol. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. The Consumer Federation of America recently published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at 10%. Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase thus increasing the overall demand for ethanol. This could positively affect our earnings. However, the recent voluntary shift away from MTBE to ethanol has put increased focus on America’s ethanol and gasoline supplies. Legislation was recently introduced in the Senate and House that would strike the $0.54 secondary tariff on imported ethanol due to concerns that the recent spikes in retail gasoline prices are a result of ethanol supplies. Management believes these concerns over ethanol supplies are misguided. The Energy Information Administration (“EIA”) estimates that 130,000 barrels per day of ethanol will be needed to replace the volume of MTBE refiners have chosen to remove from the gasoline pool. The most recent EIA report shows that U.S. ethanol production has soared to 302,000 barrels per day in February, clearly enough ethanol to meet the new MTBE replacement demand while continuing to supply existing markets. Further, ethanol production capacity continues to increase as new plants come on-line. Nevertheless, if the legislation is passed, the price of ethanol may decrease, negatively affecting our earnings.

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
     Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. The 2005 corn crop was the second largest corn crop on record with national production at approximately 11.11 billion bushels. This should allow ethanol plants to purchase corn cheaply throughout 2006, which widened profit margins for many ethanol plants in the current year. We do not expect corn prices to remain this low. Variables such as planting dates, rainfall, and temperatures will likely cause market uncertainty and create corn price volatility throughout the year. Although we do not expect to begin operations until summer 2007, we expect these same factors will continue to cause volatility in the price of corn, which will significantly impact our cost of goods sold.
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
Acquisition of Indiana Renewable Fuels, LLC
     Subsequent to the period covered by this report, on May 12, 2006, we entered into an Agreement and Plan of Merger, dated as of May 10, 2006, that provides, among other things, for our wholly-owned subsidiary which was organized after March 31, 2006 to be merged with and into Indiana Renewable Fuels, LLC, an Indiana limited liability company. As a result of the merger, the outstanding membership units of Indiana Renewable Fuels will be converted, at the election of each individual holder of Indiana Renewable Fuels membership units, into the right to receive either: (a) 500 membership units in our company or (b) $5,000 in cash; provided, that in the aggregate, Indiana Renewable Fuels’ members must elect to receive at least 250,000 membership unit in our company.
     We also entered into voting agreements with the directors of Indiana Renewable Fuels. Under the voting agreements, these persons gave us an irrevocable proxy to vote, and they agreed to vote, their Indiana Renewable Fuels membership units in favor of the merger and agreed that they will not solicit votes in favor of another acquisition transaction. We agreed to provide two members of Indiana Renewable Fuels with the right to observe meetings of our board of directors. The consummation of the merger is subject to customary conditions, including approval by the members of Indiana Renewable Fuels.
Liquidity and Capital Resources
Sources of Funds
     The following schedule sets forth our estimated sources of funds to build the ethanol plant to be located near Fairmont, Nebraska.

Sources of Funds			Percent
Unit Proceeds of Registered Offering	$60,484,000		38.91%
Seed Capital	$1,500,000		.96%
Senior Debt Financing	$79,500,000		51.13%
Bond Financing	$7,000,000		4.50%
Tax Increment Financing	$7,000,000		4.50%

Total Sources of Funds	$155,484,000	(1)	100.00%

(1)	We intend to use funds in excess of those needed to build the Fairmont Plant for investment in and development of additional ethanol plants and for general corporate uses, including, but not limited to upgrading plant technology and exploring the use of alternative fuel sources.
Estimated Uses of Proceeds
     The following is our estimate of our costs and expenditures for the ethanol plant expected to be built near Fairmont, Nebraska over the next 12 months. These estimates are based on discussions with Fagen, Inc. and ICM Inc. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due changes to our design or to a variety of other factors described elsewhere in this report.

Use of Proceeds	Amount	Percent
Plant construction	$98,000,000	73.962%
Land	1,700,000	1.283%
Site Development Costs	4,230,000	3.193%
Railroad Infrastructure	3,110,000	2.347%
Fire Protection / Water Supply	950,000	0.717%
Water treatment system	580,000	0.438%
Administrative Building	350,000	0.264%

Use of Proceeds	Amount	Percent
Office Equipment	100,000	0.076%
Computers, Software, Network	180,000	0.136%
Construction performance bond	550,000	0.415%
Construction insurance costs	200,000	0.151%
Construction contingency	1,740,000	1.313%
Capitalized interest	2,000,000	1.509%
Rolling stock	400,000	0.302%
Start up costs:
Financing costs	800,000	0.604%
Organization costs	1,660,000	1.253%
Pre Production period costs	950,000	0.717%
Inventory—Spare parts	600,000	0.453%
Inventory—Working capital	6,000,000	4.528%
Inventory—corn	4,000,000	3.02%
Inventory—chemicals and ingredients	650,000	0.491%
Inventory—Ethanol	2,950,000	2.226%
Inventory—Distillers Grains	800,000	0.604%

Total	$132,500,000	100%
Quarterly Financial Results
     As of March 31, 2006, we have total assets of $61,469,826 consisting primarily of cash and cash equivalents. We have current liabilities of $773,056 consisting primarily of accounts payable. Since our inception through March 31, 2006, we have an accumulated loss of $1,536,019. Total members’ equity as of March 31, 2006, was $60,696,770. Since our inception, we have generated no revenue from operations. For the three months ended March 31, 2006 and the period from inception to March 31, 2006, we had net losses of $267,844 and $1,536,019, respectively, primarily due to start-up business costs.
Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
Employees
     Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 45 full-time employees. We currently have two full-time hourly office employees. We expect that approximately five of our employees will be involved primarily in management and administration, and the remainder will be involved primarily in plant operations. In the event that we invest in additional plants, or begin the process of constructing additional plants, we will have to hire additional employees.
     The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

Position	# Full-Time Personnel
General Manager	1
Plant Manager	1
Bookkeeper	1
Secretary	1
Commodity Specialist	1
Lab Manager	1
Lab Assistant	2

Position	# Full-Time Personnel
Utilities, Maintenance and Safety Manager	1
Licensed Boiler Operator	2
Welder	1
Electrician	1
Electrician Technician	1
Maintenance Worker	4
Production Team Leaders	6
Team Production I	6
Team Production II	6
Rail Attendant	2
Truck Attendant	4
Grain Sampling & Records	1
Entry Level Floater	2
TOTAL	45
Off Balance Sheet Arrangements.
     We currently have no off-balance sheet arrangements.
Item 3. Controls and Procedures
     Our management, including our Chairman and Chief Executive Officer (the principal executive officer), Revis L. Stephenson, III, along with our Treasurer, (the principal financial officer), Robert W. Holmes, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Securities and Exchange Commission declared our registration statement on Form SB-2 (SEC Registration No. 333-123473) effective on November 10, 2005. We commenced our initial public offering shortly thereafter. We filed a Post Effective Amendment to our Form SB-2 Registration Statement with the SEC on February 10, 2006 to address certain changes and additions to our original prospectus. Our initial public offering was for the sale of our membership units at $10.00 per unit. The offering ranged from a minimum aggregate offering amount of $33,662,000 to a maximum aggregate offering amount of $67,325,000. The following is a breakdown of units registered and units sold in the offering:

	Aggregate price of
Amount	the amount		Aggregate price of
Registered	registered	Amount Sold	the amount sold
6,732,500	$67,325,000	6,048,400	$60,484,000

     We closed our equity offering, and on March 30, 2006 proceeds of such offering in the amount of $60,363,000 were released from escrow. As of March 31, 2006, our expense related to the registration and issuance of these units was $1,068,166, which were netted against other offering proceeds. Our net offering proceeds, including the $1,500,000 we raised in seed capital less $25,902 in expenses, after deduction of expenses were $60,768,932. The following describes our use of net offering proceeds through the quarter ended March 31, 2006:

Net offering	$60,768,932
Interest on Escrow Funds	$169,625
Land and Site Development	$(1,310,038)
Operating Costs	$(14,986)
Loan Repayment	$(500,000)
Balance	$59,113,533
     All of the foregoing payments constituting our use of net offering proceeds were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our units.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     A special meeting of our members was held on February 1, 2006 at which the members approved certain amendments to our operating agreement. Information regarding changes to our operating agreement has been provided in a Current Report on Form 8-K filed with the SEC on February 2, 2006 and incorporated by reference herein.
Item 5. Other Information
None.
Item 6. Exhibits
(a) The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
3.2	Third Amended and Restated Operating Agreement of the registrant filed as part of Post Effective Amendment No. 1 to registrant’s registration statement filed on form SB-2 and incorporated by reference herein.

10.1	Promissory Note (Operating Loan) and Loan Agreement dated February 13, 2006 with Farm Credit Services of America PCA.

10.2	Master Loan Agreement dated February 17, 2006.

10.3	Amendment to Master Loan Agreement dated April 11, 2006.

10.4	Statused Revolving Credit Supplement dated February 17, 2006.

10.5	Construction and Revolving Term Loan Supplement dated February 17, 2006.

10.6	Loan and Trust Agreement with the County of Fillmore, State of Nebraska and Wells Fargo N.A. dated April 27, 2006.

Exhibit No.	Exhibit
10.7	Promissory Note dated April 27, 2006.

10.8	Deed of Trust and Security Agreement dated April 27, 2006.

10.9	Lump Sum Design Build Agreement with Fagen, Inc. dated March 16, 2006.*

10.10	License Agreement with ICM, Inc. dated March 16, 2006.

10.11	Contract for Electrical Service with Perennial Public Power District dated April 25, 2006.

10.12	Employment Agreement with Revis L. Stephenson, III dated April 7, 2006.

10.13	Employment Agreement with Don Gales dated April 7, 2006.

10.16	Track Material Purchase Agreement with the Tie Yard of Omaha dated May 5, 2006.

10.17	Real Estate Purchase Agreement with Fillmore Western Railway Company dated May 5, 2006.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
*	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the SEC.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: May 15, 2006	/s/ Revis L. Stephenson, III

Revis L. Stephenson, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2006	/s/ Robert W. Holmes

Robert W. Holmes
Treasurer
(Principal Financial and Accounting Officer)