Form 10QSB
period 2006-06-30
Advanced BioEnergy, LLC
filed 2006-08-14
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

Commission File Number:  333-125335

ADVANCED BIOENERGY, LLC

(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	10251 Wayzata Boulevard, Suite 250	20-2281511
(State or Other Jurisdiction of	Minneapolis, Minnesota 55305	(I.R.S. Employer
Incorporation or Organization)	(877) 651-1166	Identification No.)
(Address, including zip code,
and telephone number,
including area code,
of Principal Executive Offices)

137 N. 8th Street

Geneva, Nebraska

(Former Address, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of units outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,165,600 membership units outstanding as of August 14, 2006.

Traditional Small Business Disclosure Format (check one):  Yes ☐ No ☒

ADVANCED BIOENERGY, LLC
QUARTERLY PERIOD ENDED JUNE 30, 2006
Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED BIOENERGY, LLC & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,420,730	$893,587
Prepaid expenses	28,333	58,230
Other receivable	46,522	2,358

TOTAL CURRENT ASSETS	14,495,585	954,175

PROPERTY AND EQUIPMENT
Land	1,420,847	—
Office equipment	200,217	38,685
Leasehold improvement	8,513	8,513
Construction in process	12,771,411	—
	14,400,988	47,198
Less accumulated depreciation	(17,667)	(2,275)
	14,383,321	44,923

OTHER ASSETS
Cash for plant construction	43,000,000	—
Land option deposits	55,000	30,000
Other assets	58,400	26,400
Financing costs	825,004	354,013
Intangible	2,811,531	—
	46,749,935	410,413

TOTAL ASSETS	$75,628,841	$1,409,511

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,512,103	$193,673
Accrued expenses	204,269	5,972

TOTAL CURRENT LIABILITIES	3,716,372	199,645

LONG-TERM DEBT	7,000,000	—

MEMBERS’ EQUITY
Members’ capital, no par value, authorized 20,000,000 units, issued 7,165,600 and 625,000 units, respectively	66,771,932	3,174,098
Deficit accumulated during development stage	(1,561,844)	(914,232)
Unearned compensation	(297,619)	(1,050,000)
	64,912,469	1,209,866

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$75,628,841	$1,409,511

See notes to unaudited consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period From
		Three	Period From		Inception
		Months	Inception	Nine	(January 4,
	Three Months	Ended	(January 4, 2005)	Months	2005) to
	Ended	June 30,	to	Ended	June 30,
	June 30, 2005	2006	June 30, 2005	June 30, 2006	2006

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Start-up expenses	428,795	64,729	501,275	350,521	1,074,272
Accounting	580	41,297	2,260	101,366	105,131
Consulting fees	47,071	22,640	57,754	88,834	162,500
Legal	9,438	181,096	28,957	279,443	314,233
Directors’ meetings and expenses	7,517	64,036	19,738	127,428	167,657
Meetings and travel expenses	—	19,676	—	21,654	21,654
Office expenses	704	15,854	2,510	32,026	38,988
Office labor	—	226,403	—	311,764	322,145
Payroll tax expense	—	14,305	—	19,121	19,842
Insurance	22	16,688	22	48,227	55,568
Utilities	912	3,648	2,093	10,463	14,653
Rent	—	2,100	—	6,300	8,400
Advertising and promotion	770	—	770	1,028	4,220
Licenses and fees	44	200	44	6,850	7,657
Depreciation	—	6,405	—	12,859	15,134
Bank charges	—	4,360	—	19,593	19,634
Crop expense	—	7,653	—	7,653	7,653
Miscellaneous	—	4,105	22	7,748	7,769
	495,853	695,195	615,445	1,452,878	2,367,110

LOSS FROM OPERATIONS	(495,853)	(695,195)	(615,445)	(1,452,878)	(2,367,110)

OTHER INCOME (EXPENSE)
Other income	—	—	—	12,000	12,000
Rent income	—	750	—	2,000	2,000
Interest income	—	668,620	—	840,417	840,417
Interest expense	—	—	—	(49,151)	(49,151)

LOSS ACCUMULATED DURING DEVELOPMENT STAGE	$(495,853)	$(25,825)	$(615,445)	$(647,612)	$(1,561,844)

Weighted Average Units Outstanding	467,810	6,700,502	291,911	2,595,319	1,487,134

Net Loss Per Unit - Basic and Diluted	$(1.06)	$(0.00)	$(2.11)	$(0.25)	$(1.05)

See notes to unaudited consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)
Period from January 4, 2005 (Date of Inception)
to June 30, 2006

		Deficit
		Accumulated
		During
	Members’	Development	Unearned
	Capital	Stage	Compensation	Total

MEMBERS’ EQUITY - January 4, 2005	$—	$—	$—	$—

Issuance of 450,000 membership units	1,500,000	—	—	1,500,000
Issuance of 7,500 membership units	25,000	—	—	25,000
Issuance of 125,000 restricted membership units	1,250,000	—	(1,250,000)	—
Issuance of 42,500 restricted membership units	425,000	—	(425,000)	—
Amortization of unearned compensation	—	—	625,000	625,000
Costs of raising capital incurred in connection with private placement memorandum	(25,902)	—	—	(25,902)

Net loss	—	(914,232)	—	(914,232)

MEMBERS’ EQUITY - September 30, 2005	$3,174,098	$(914,232)	$(1,050,000)	$1,209,866

Issuance of 6,048,400 membership units	60,484,000	—	—	60,484,000

Amortization of unearned compensation	—	—	752,381	752,381

Cost of raising capital – incurred in connection with private placement memorandum	(1,068,166)	—	—	(1,068,166)

Issuance of 492,200 membership units, of which 75,000 units are held in escrow	4,172,000	—	—	4,172,000

Unit compensation expense	10,000	—	—	10,000

Net loss	—	(647,612)	—	(647,612)

MEMBERS’ EQUITY - June 30, 2006	$66,771,932	$(1,561,844)	$(297,619)	$64,912,469

See notes to unaudited consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period From		Period From
	Inception	Nine Months	Inception
	(January 4, 2005) to	Ended	(Jan 4, 2005) to
	June 30, 2005	June 30, 2006	June 30, 2006
OPERATING ACTIVITIES
Net loss	$(615,445)	$(647,612)	$(1,561,844)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	—	15,392	17,667
Unit compensation expense		10,000	10,000
Consulting services exchanged for membership units	416,666	327,381	952,381
Changes in assets and liabilities, net of effects from purchase of Indiana Renewable Fuels, LLC:
Prepaid expenses and other current assets	—	35,232	(22,998)
Other receivables		(44,164)	(46,522)
Accounts payable	35,587	98,675	291,985
Accrued expenses	—	198,297	204,269
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(163,192)	(6,799)	(155,062)

INVESTING ACTIVITIES
Payment of deposit	(700)	—	(1,400)
Purchase of other assets	—	(57,000)	(57,000)
Purchase of property and equipment	—	(9,804,388)	(9,851,223)
Increase in cash, for plant construction	—	—	—
Payment of land option deposits	(30,000)	(35,000)	(65,000)
NET CASH USED IN INVESTING ACTIVITIES	(30,700)	(9,896,388)	(9,974,623)

FINANCING ACTIVITIES
Net cash received from acquisition	—	1,306,287	1,306,287
Proceeds from sale of membership units	1,500,000	60,484,000	61,984,000
Payments on short-term debt	—	(1,270,800)	(1,270,800)
Proceeds from long-term debt		7,000,000	7,000,000
Payment of deferred offering and financing costs	(121,544)	(1,089,157)	(1,469,072)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,378,456	66,430,330	67,550,415

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,184,564	56,527,143	57,420,730

CASH AND CASH EQUIVALENTS - beginning of period	—	893,587	—

CASH AND CASH EQUIVALENTS - end of period	$1,184,564	$57,420,730	$57,420,730

See notes to unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for cost of raising capital	$85,872	$—	$—

Membership units issued for acquisition	$—	$4,172,000	$4,172,000

Accounts payable incurred for construction in process and office equipment	$—	$3,214,372	$3,214,372

Offering consulting services received in exchange for membership units	$—	$—	$25,000

Consulting services received in exchange for membership units	$—	$—	$952,381

Land option applied to land purchase	$—	$20,000	$20,000

Land acquired through issuance of note payable	$—	$—	$1,270,800

Deposit transferred to financing costs	$—	$25,000	$25,000

Unearned compensation provided as cost of raising capital	$—	$425,000	$425,000

Deferred offering cost transferred to cost of raising capital	$—	$1,043,166	$1,043,166

See notes to unaudited consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements as of June 30, 2006 and the three and nine months then ended and for the period from inception (January 4, 2005) to June 30, 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair representation of the financial position and operating results for the interim periods.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Special Report under section 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2005.  The results of operations for the three and nine months ended June 30, 2006 and the period from inception (January 4, 2005) to June 30, 2006 are not necessarily indicative of the results for the fiscal year ending September 30, 2006.

PRINCIPAL BUSINESS ACTIVITY – Advanced BioEnergy, LLC (“ABE”) and its wholly owned subsidiary, Indiana Renewable Fuels, LLC (“IRF”), are a development stage limited liability company (collectively, the “Company”).  The Company was organized to build ethanol plants and undertake other biofuel projects.  Construction on a 100 million gallons per year ethanol plant near Fairmont, Nebraska is underway and is expected to be completed in August 2007.  A 100 million gallons per year ethanol plant to be located near Rochester, Indiana is in the design stage and a 100 million gallons per year ethanol plant to be located near Northfield, Minnesota is in the development stage.

ACQUISITION - On May 11, 2006, ABE entered into an Agreement and Plan of Merger that provides, among other things, for ABE’s wholly owned subsidiary to be merged with and into IRF.  As a result of the merger, which closed on June 15, 2006, the outstanding membership units of IRF could be converted, at the election of each individual holder of IRF membership units, into the right to receive either:  (a) 500 ABE membership units or (b) $5,000 in cash.  As a result of the merger, the outstanding membership units of IRF were converted into an aggregate of 492,200 membership units of ABE, of which 75,000 are held in escrow, and $25,000 in cash (see Note F).  The units held in escrow will be released upon successful completion of the following:  the Company’s successfully raising adequate equity to fund construction of the Indiana plant, execution of a written agreement between the Company and the landfill located near the Indiana plant providing for the purchase and delivery of methane to the Indiana plant and establishing terms on which rail transportation will be provided to the Indiana plant.

UNEARNED UNIT COMPENSATION – Subsequent to the Company’s seed capital offering, the original two members received compensation in the form of restricted equity units valued at $1.25 million (equivalent to $10 per unit) for their efforts in developing the Company’s plant to be located near Fairmont, Nebraska.  The restriction will be removed as services are provided and selected milestones are achieved.  The earned portion of the $1.25 million is being expensed as start-up expenses.  As of June 30, 2006, $952,381 had been earned and expensed with the remaining $297,619 included as unearned compensation.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits.  The Company has not experienced losses in these accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amounts for accounts payable and accrued expenses approximate fair value.

FINANCING COSTS – The financing costs will be amortized over the term of the debt.

LOSS PER UNIT – Basic and diluted loss per unit are computed using the weighted-average number of vested units outstanding during the period.  Unvested restricted units and units held in escrow are considered unit equivalents; however, they have not been included in the computation of diluted loss per unit as their effect would be anti-dilutive.

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

PROPERTY AND EQUIPMENT – Property and equipment is stated at the lower of cost or fair value.  Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives.

Construction in progress consists of expenditures for construction of the Nebraska ethanol plant.  These expenditures will be depreciated using the straight-line method over various estimated useful lives once construction is completed and the assets are placed into service.

CASH, FOR PLANT CONSTRUCTION – The cash that will be used for the construction of the ethanol plant has been classified as long-term according to its estimated use.

NOTE B:  RELATED PARTY TRANSACTIONS

The Company paid a development consulting company owned by two of its directors for assistance with negotiating contracts, planning the Spring 2006 equity marketing effort and securing debt financing.  As of June 30, 2006, the Company had incurred consulting charges of approximately $496,000.

A director of the Company is currently the president of one of the Company’s bank depositories.

NOTE C:  FINANCING

On March 8, 2006, the Company entered into a $79.5 million loan agreement with a lending institution consisting of a $58.5 million term loan and a $21.0 million revolving term loan.  In addition, the Company also received a $5.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions.

The term loan has interest rate options of a base rate plus one-half percent, a fixed rate quoted by the lender or LIBOR plus 3.4% per annum.  Advances are available until May 1, 2007 with principal payments to commence on December 20, 2007 and quarterly thereafter with any remaining balance due on September 20, 2014 at the latest.

The revolving loan has interest rate options of a base rate plus one-half percent, a fixed rate quoted by the lender or LIBOR plus 3.4% per annum.  The Company is required to pay a commitment fee on the daily unused portion of the commitment at a rate of ..0625% per annum.  The loan is effective through March 1, 2017.

The revolving credit facility has interest rate options of a base rate, a fixed rate quoted by the lender or LIBOR plus 3.1% per annum.  The Company is required to pay a commitment fee on the daily unused portion of the commitment at a rate of .25% per annum.  The loan is effective thru March 1, 2008.

On April 27, 2006, the Company entered into a loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. to receive $7.0 million of Subordinate Exempt Facilities Revenue Bonds.

The Company has agreed to repay the loan by making loan payments to the issuer in an amount equal to the aggregate principal amount of the bonds from time to time outstanding, and the premium, if any, and interest thereon at maturity, upon redemption, upon acceleration or when otherwise payable.  The Company’s obligation to make the loan payments under the loan and trust agreement is evidenced by its execution and delivery of a promissory note.  The Company’s repayment of the bonds and the security for the bonds is subordinate to the Company’s senior loan and credit facility.  Principal payments are required starting in December 2009 through December 2017.

NOTE D:  COMMITMENTS AND CONTINGENCIES

Construction contracts

The total cost of the Nebraska plant, including the construction of the ethanol plant and start-up expenses, is expected to approximate $142.0 million.  The Company has a lump-sum design-build agreement with a related party general contractor for $98.0 million, with the price to be adjusted based on changes agreed upon by the Company.  The design-build agreement includes a provision whereby the general contractor receives an early completion bonus for each day the construction is complete prior to the estimated completion date up to a maximum amount.  The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees and any applicable costs and retainage.  As of June 30, 2006, the Company has incurred $9.0 million of these costs of which $1.8 million is included in accounts payable.

The total cost of the Indiana plant, including the construction of the ethanol plant and start-up expenses, is expected to approximate $165.0 million for a natural gas powered ethanol plant.  Currently, the Company has signed a letter of intent with a related contractor to design and build the ethanol plant, which will terminate on December 31, 2007 unless the basic size, design of the facility and specific site have been determined.  In addition, the letter of intent will terminate on December 31, 2008 unless at least 10% of the necessary equity has been raised.

In March 2006, the Company entered into an agreement with a contractor for grading and draining services for its Nebraska plant.  The cost of the services will be approximately $1.2 million.

The Company has an agreement with an electric company to provide electrical service to its Nebraska plant.  The Company is required to make a non-refundable payment in aid of construction for the facilities the electrical cooperative will install for the benefit of the Company.  The amount of this payment will be approximately $1.2 million.  The Company is to pay $0.6 million prior to placing the order for the substation and the balance of approximately $0.6 million upon the completion of the construction of all facilities.  The agreement shall remain in effect for a term of five years from the initial billing period and will be renewed automatically thereafter on an annual basis unless terminated by either party giving 12 months written notice.

On May 5, 2006, the Company entered into a track material purchase agreement to purchase relay rail, joint bards, tie plates, cross tie and reconditioned turnouts.  The purchase price of this track material is approximately $1.6 million.

On May 5, 2006, the Company entered into a real estate purchase agreement with Fillmore Western Railway Company (Fillmore) for the purchase by the Company of certain property, including all real property and the 100-foot railroad right of way, including any “extra width” railroad right of way, and all other easements appurtenant to the use of the real estate, together with all track, ties, ballast, other track material and other improvements thereon owned, possessed, or claimed by Fillmore from milepost 1.7 to milepost 3.7 on the Fillmore line.  In addition, pursuant to the real estate purchase agreement, Fillmore conveyed to the Company an easement to use Fillmore’s right of way from milepost 3.7 to Turkey Creek for the purpose of underground pipeline and other utilities.  The purchase price for the property is $500,000 to be paid at closing.  The purchase price for the easement is $10,000.

Land

The Company has various options to purchase approximately 190 acres in Nebraska, 375 acres in Indiana and 70 acres in Minnesota for a total of approximately $1.0 million, $2.8 million and $2.9 million, respectively.

Consulting

The Company has an agreement with a related party for assistance with negotiation of contracts, planning of the Company’s equity marketing effort and securing debt financing.  The agreement began upon execution and shall continue through the closing date as defined in the agreement.  The development consultant will receive compensation as follows: 7,500 unrestricted membership units at execution, $1,500 per week from execution through the closing of the equity financing (which occurred in May 2006) and $375 per day after the closing of the equity financing, plus reimbursement of approved expenses up to a weekly maximum reimbursement of $750.  In addition, the development consultant received compensation of 42,500 restricted membership units subsequent to the close of the Company’s seed capital offering.  The Company may only terminate this agreement for cause as defined in the consulting agreement.  The consultant may terminate this agreement with 14 days’ written notice.

The Company has an agreement to compensate the original two members of the Company for development fees in a total sum of 1% of the total project cost for the Company’s plant under construction near Fairmont, Nebraska to be paid in membership units in exchange for their efforts to organize and develop this project.  These fees are currently estimated at $1,325,000 or 132,500 units of which 125,000 units were issued on May 19, 2005 and any additional units will be issued and earned upon substantial completion of construction of the plant based on the actual project costs.  These membership units will be considered restricted until certain requirements within the agreement are reached.  If the Company files articles of dissolution or another event prevents successful ethanol production by the Company, these members will be required to return the restricted units to the Company without payment of consideration.

Employment agreements

In April 2006, the Company entered into an employment agreement with a member who is Chairman and Chief Executive Officer of the Company.  The employee is to receive an annual base salary of $300,000 plus benefits.  In addition he is eligible to receive an annual performance bonus, a strategic bonus (payable in units) and the use of an automobile provided by the Company.  The term of the agreement is for a period of three years from the effective date of the agreement with successive automatic one year extensions.

In April 2006, the Company entered into an employment agreement with a member who is President and Chief Operating Officer of the Company.  The employee is to receive an annual base salary of $250,000 plus benefits.  In addition, he is eligible to receive an annual performance bonus, a strategic bonus (payable in units), the use of an automobile provided by the Company and reimbursement for moving expenses up to $70,000.  As a signing bonus, the employee received the right to acquire 30,000 units.  These units would be issued in an amount equal to 6,000 units on each anniversary of the effective date, with termination of employment resulting in forfeiture of the right to receive any units that remain unissued.  The term of the agreement is for a period of three years from the effective date of the agreement with successive automatic one year extensions.  The Company will recognize $300,000 of unit compensation expense over the term of the agreement.

Marketing agreement

In May 2006, the Company entered into a marketing agreement to purchase distillers dried grains with solubles (DDGS) the Company is expected to produce.  The buyer agrees to pay the Company a percentage of the selling price minus an amount per ton.  The agreement commences when the Company begins producing DDGS and continues for one year initially and thereafter may be terminated by either party with 120 days written notice.

NOTE E:  SUBSEQUENT EVENTS

Construction contracts

On July 14, 2006, the Company entered into an agreement for installation of the auger cast piling for its Fairmont, Nebraska ethanol plant for approximately $0.9 million.

Marketing agreement

In July 2006, the Company entered into a marketing agreement for the sale of all of the ethanol that the Company’s Fairmont, Nebraska plant produces.  The Company will receive a price equal to the actual sale price less expenses and a marketing fee charged per gallon.  The initial term of the agreement is for at least 12 months beginning on the first day of the month of the first shipment of ethanol and ending at the end of March or end of September, whichever occurs first, following the twelve month period.  After the initial term, it will automatically renew for successive one year terms unless terminated by either party upon 90 days’ written notice.  The agreement may also be terminated for an uncured breach, intentional misconduct or upon mutual agreement of the parties.

NOTE F:  ACQUISITION

Effective June 15, 2006, the Company acquired all of the outstanding units of IRF.  The aggregate purchase price was $4,197,000 of which $4,172,000 was paid by the issuance of 417,200 ABE units and $25,000 was paid in cash.  The purchase price was allocated based on the fair value of the net assets acquired as follows:

Assets acquired:
Cash	$1,331,287
Prepaid expenses	5,335
Land options	10,000
Intangible assets	2,811,531
Property and equipment	44,593
4,202,746
Liabilities assumed, accounts payable	(5,746)
Net purchase price	$4,197,000

As discussed in Note A, the Company also has 75,000 units valued at $750,000 that are held in escrow and being treated as contingent consideration that will be recognized when released from escrow.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-QSB and the discussions contained herein should be read in conjunction with the financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission, which includes audited financial statements for our fiscal period from inception through September 30, 2005.

OVERVIEW

We are a start-up Delaware limited liability company formed on January 4, 2005 for the purpose of constructing and operating plants to produce ethanol and distillers grains, as well as to operate other related biofuel businesses.  We are currently constructing a 100 million gallons per year ethanol plant near Fairmont, Nebraska, known as the Nebraska plant.  We do not expect to generate any revenue until we have a plant that is completely constructed and operational.  We are also planning to construct a 100 million gallons per year dry mill corn-processing ethanol plant to be located near Rochester, Indiana, known as the Indiana plant, as well as a 100 million gallons per year dry mill corn-processing ethanol plant to be located near Northfield, Minnesota, known as the Minnesota plant.  In the future, we may explore the possibility of developing and building, or acquiring, one or more additional ethanol plants, or we may choose to enter other biofuel businesses.

PLAN OF OPERATIONS THROUGH SEPTEMBER 2007

We expect to spend the period of time concluding in September 2007 focused primarily on project capitalization and plant construction for the Nebraska plant, project capitalization, site acquisition and development and plant construction for the Indiana plant, and project capitalization and site acquisition and development for the Minnesota plant.

We expect to have sufficient cash on hand to cover all costs associated with construction of the Nebraska plant, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.

As of August 10, 2006, we have five full-time employees and anticipate adding approximately 45 additional employees in connection with the commencement of operations at the Nebraska plant in September 2007.  We also plan to hire additional employees as our company expands.

Nebraska Plant

Based upon engineering specifications produced by Fagen, Inc., the design-builder for the Nebraska plant, the Nebraska plant will annually consume approximately 36 million bushels of corn and annually produce approximately 100 million gallons of fuel grade ethanol and 321,000 tons of distillers grains for animal feed. We currently estimate completing the construction of the Nebraska plant in September 2007.  We expect the Nebraska plant will cost approximately $142.0 million to complete. This includes approximately $98.0 million to build the plant and an additional $44.0 million in other capital expenditures, start-up costs, working capital and interest. We are still in the construction phase, and until the Nebraska plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the Nebraska plant is operational.

Project capitalization

We estimate that we will need approximately $142.0 million to complete the Nebraska plant and commence operations.  These estimates are based on discussions with Fagen, Inc. and ICM, Inc., who is providing the technology necessary to construct the Nebraska plant.  The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to changes to our design or to a variety of other factors described elsewhere in this report.

Nebraska Plant
Use of Proceeds	Amount	Percent
Plant construction	$98,500,000	69.366%
Land	1,700,000	1.197%
Site development costs	6,100,000	4.296%
Natural gas pipeline	4,000,000	2.817%
Railroad infrastructure	7,100,000	5.000%
Fire protection / Water supply	950,000	0.669%
Water treatment system	580,000	0.408%
Administrative building	450,000	0.317%
Office equipment	100,000	0.070%
Computers, software, network	180,000	0.127%
Construction insurance costs	210,000	0.148%
Construction contingency	1,120,000	0.789%
Capitalized interest	2,000,000	1.408%
Rolling stock	400,000	0.282%
Start-up costs:
Financing costs	1,000,000	0.704%
Organization costs	1,660,000	1.169%
Pre production period costs	950,000	0.669%
Inventory—Spare parts	600,000	0.423%
Inventory—Working capital	6,000,000	4.225%
Inventory—Corn	4,000,000	2.817%
Inventory—Chemicals and ingredients	650,000	0.458%
Inventory—Ethanol	2,950,000	2.077%
Inventory—Distillers grains	800,000	0.563%
Total	$142,000,000	100%

In May, we raised $59.4 million net of offering expenses through the sale of units.

Effective February 17, 2006, we entered into a loan agreement with Farm Credit Services of America, FLCA, known as Farm Credit, establishing a senior credit facility with Farm Credit for the construction of the Nebraska plant. The construction financing is in the amount of $79.5 million consisting of a $58.5 million term loan and a $21.0 million revolving term loan.  Farm Credit has also established a $5.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions that will not be effective until we begin operations. CoBank, ACB has been appointed by Farm Credit to serve as its agent with regard to these loans.  Farm Credit is only obligated to lend the funds for construction if certain conditions are satisfied. These conditions include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts and a process/yield guarantee from the design engineer and contractor acceptable to Farm Credit, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of at least $53.0 million of equity and the delivery of attorney opinions.

On April 27, 2006, we entered into a loan and trust agreement with the County of Fillmore, State of Nebraska, known as Fillmore County, and Wells Fargo, N.A. wherein Fillmore County will issue and sell $7.0 million of subordinate exempt facilities revenue bonds, the interest on which is expected to be exempt from inclusion as gross income of the holder of the bonds for federal and state income tax purposes. Fillmore County has agreed to then loan the proceeds from the sale of these bonds to us.

We are seeking approximately $7.0 in tax increment financing from the Village of Fairmont, Nebraska.  Tax increment financing is a program created by state statute and provides city councils with the power to use all of the real property tax resulting from the increase in taxable valuation due to the construction of new industrial or commercial facilities to provide economic incentives. We obtained approval from the city council of the Village of Fairmont of the redevelopment agreement in February 2006 and we anticipate that annexation of our plant site will be completed and closing will occur in the third calendar quarter of 2006. However, there is no guarantee that we will obtain tax increment financing or that if we do it will be in the amount currently anticipated.

We have received a $305,000 community development block grant to assist Fillmore County with road paving leading to the plant. Fillmore County will draw down directly on community development block grant funds.

Plant construction and start-up of Nebraska plant operations

In October 2005, we purchased 112 acres of land near Fairmont, Nebraska from WDB, Inc. for $672,000.  During October 2005, we purchased 148 acres of land in Fillmore County, Nebraska from Doris Gwen Ogden for $740,000.  On April 6, 2006, we conveyed a right-of-way to Fillmore County, Nebraska, by quitclaim deed, of certain property in order that the entry road to the Nebraska plant is widened.

In December 2005, we commenced site preparation for construction of the Nebraska plant. Our plant site consists of two adjacent parcels. We selected the site because of its location relative to existing grain production, accessibility to road and rail transportation and proximity to major population centers. The site is near the mainline BNSF railroad. In addition, the site is also in close proximity to the intersection of U.S. Highway 6 and 81. Our activities for the next 12 months will include completion of final design and development of the plant. We also plan to negotiate and execute final contracts concerning the provision of necessary natural gas and marketing agreements for distillers grains.

We have engaged Nilex Construction, LLC to supply and install vertical wick drains and horizontal strip drains to our plant site.  We have also engaged Gana Trucking to provide dirt work and site preparation.

Effective March 16, 2006, we entered into a lump-sum design-build agreement with Fagen to establish a 100 million gallons per year dry grain ethanol production facility on our plant site. Under the terms of the lump-sum design-build agreement, Fagen guarantees that the plant will operate at a rate of 100 million gallons per year of denatured fuel grade ethanol.  We expect that the plant will be substantially complete by September 2007, which is approximately 14 to 16 months after commencement of construction. Under the terms of the lump-sum design-build agreement, we will pay Fagen $98.0 million, subject to any mutually agreed-upon adjustments and subject to a credit for any sums paid to Fagen Engineering, LLC for engineering performed pursuant to the phase I and phase II engineering services agreement. Fagen and Fagen Engineering, LLC are related entities.

On May 5, 2006, we entered into a track material purchase agreement with The Tie Yard Of Omaha to purchase relay rail, joint bards, tie plates, cross tie and reconditioned turnouts for approximately $1.6 million.  On May 5, 2006, we entered into a real estate purchase agreement with Fillmore Western Railway Company for the purchase of certain property for railroad right of way and track material, as well as an easement to use their right of way for the purpose of underground pipeline and other utilities. The purchase price for the property is $500,000 to be paid at closing.

On April 25, 2006, we entered into a contract for electric service with Perennial Public Power District, a public corporation and political subdivision of the State of Nebraska, whereby Perennial will supply all of the electric power and energy needed by the Nebraska plant. Perennial has agreed to install and maintain the subtransmission line and substation facilities needed for electric service.

Indiana Plant

Project capitalization

On June 15, 2006 we acquired Indiana Renewable Fuels, LLC, an Indiana limited liability company, through the merger of our wholly owned subsidiary with and into Indiana Renewable Fuels, LLC.  Indiana Renewable Fuels has a letter of intent with Fagen to construct a 100 million gallons per year dry mill corn-processing ethanol plant near Rochester, Indiana.  We estimate that we will need approximately $165.0 million to cover all capital expenditures necessary to construct and complete the Indiana plant, make the Indiana plant operational, provide working capital for the plant and produce revenue.

Indiana site acquisition and development

We expect to continue work on the preliminary design and development of our proposed Indiana plant, obtaining the necessary construction permits, identifying potential sources of financing and negotiating the corn supply, ethanol and distillers grains marketing, utility and other contracts.  Assuming we obtain the necessary financing to complete the Indiana plant, we expect to complete construction of the proposed Indiana plant and commence operations in the third calendar quarter of 2008.

Minnesota Plant

We have entered into a verbal agreement with Fagen to enter into a letter of intent to construct a 100 million gallons per year dry mill corn-processing ethanol plant near Northfield, Minnesota.  Over the next 12 months, we expect to continue work on the preliminary design and development of our proposed Minnesota plant, obtaining the necessary construction permits, identifying potential sources of financing and negotiating the design-build, corn supply, ethanol and distillers grains marketing, utility and other contracts.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations

If we are able to build the plants and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their ten year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. Areas where we believe demand may increase are new markets in New Jersey, Philadelphia, Baltimore, Boston, North Carolina, South Carolina, Michigan, Nashville, Baton Rouge and Houston. Minnesota may also generate additional demand due to the recent passage of state legislation mandating a 20% ethanol blend in its gasoline. Montana passed a similar mandate, but it will not go into effect until 60 million gallons of ethanol are produced in the state.

We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. On August 8, 2005, the Energy Policy Act of 2005 was signed into law containing a renewable fuel standard, known as the RFS. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS will begin at 4 billion gallons in 2006, and increase to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the Energy Policy Act is expected to lead to approximately $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the Energy Policy Act may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings in the long term.

Although the Energy Policy Act did not impose a national ban of MTBE, we believe its failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short term, we do not expect this to have a long term impact on the demand for ethanol as the Energy Policy Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere.

Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells.

Ethanol production continues to grow as additional plants become operational. Demand for ethanol has been supported by higher oil prices and its refined components and by clean air standards mandated by federal agencies that require highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.

Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and negatively affect our profitability. Certain individuals believe that use of ethanol will have a negative impact on prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.

TRENDS AND UNCERTAINTIES IMPACTING THE CORN AND NATURAL GAS MARKETS AND OUR FUTURE COST OF GOODS SOLD

If we are able to build the plants and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

We expect ethanol prices will be positively impacted by blenders and refineries increasing their use of ethanol in response to environmental liability concerns about MTBE and increased consumer acceptance and exposure of ethanol. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. The Consumer Federation of America recently published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at 10%. Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase, thus increasing the overall demand for ethanol. This could positively affect our earnings. However, the recent voluntary shift away from MTBE to ethanol has put increased focus on America’s ethanol and gasoline supplies. Legislation was recently introduced in the Senate and House of Representative that would strike the $0.54 secondary tariff on imported ethanol due to concerns that the recent spikes in retail gasoline prices are a result of ethanol supplies. Management believes these concerns over ethanol supplies are misguided. The Energy Information Administration estimates that 130,000 barrels per day of ethanol will be needed to replace the volume of MTBE refiners have chosen to remove from the gasoline pool. The most recent Energy Information Administration report shows that U.S. ethanol production has soared to 302,000 barrels per day in February 2006, clearly enough ethanol to meet the new MTBE replacement demand while continuing to supply existing markets. Further, ethanol production capacity continues to increase as new plants come on-line. Nevertheless, if the legislation is passed, the price of ethanol may decrease, negatively affecting our earnings.

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

Ethanol production continues to grow as additional plants become operational. Demand for ethanol has been supported by higher oil prices and its refined components and by clean air standards mandated by federal agencies requiring highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.

TECHNOLOGY DEVELOPMENTS

A new technology has recently been introduced to remove corn oil from concentrated thin stillage (a by-product of “dry milling” ethanol processing facilities) that would be used as an animal feed supplement or possibly as an input for bio-diesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. The FWS Group of Companies, headquartered out of Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or bio-diesel production. Each of these new technologies is currently in its early stages of development. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plants.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we have total assets of approximately $75.6 million consisting primarily of cash, prepaid expenses, deferred offering and financing costs and construction in progress. We have current liabilities of approximately $3.7 million consisting primarily of our accounts payable and long-term liabilities of $7.0 million consisting of our senior credit facility and other debt financing. Since our inception through June 30, 2006, we have an accumulated deficit of approximately $1.6 million.  Total members’ equity as of June 30, 2006, was approximately $64.9 million. Since our inception, we have generated no revenue from operations. For the period from inception to June 30, 2006, we had a net loss of approximately $1.6 million, primarily due to start-up business costs and related professional fees.

Based on our business plan and current construction cost estimates, we believe the Nebraska plant will cost approximately $142.0 million to construct and start operations and the Indiana plant will cost approximately $165.0 million to construct and start operations.  We have not yet determined the construction and start-up costs for the Minnesota plant.  We believe we have sufficient equity, debt financing, incentives and grants to complete the Nebraska plant.  We expect to require significant equity financing, debt financing, incentives and grants to complete the Indiana and Minnesota plants.

Senior Credit Facility

Effective February 17, 2006, we entered into a loan agreement with Farm Credit establishing a senior credit facility with Farm Credit for the construction of a 100 million gallon per year ethanol plant. The construction financing is in the amount of $79.5 million consisting of a $58.5 million term loan and a $21.0 million revolving term loan. Farm Credit has also established a $5.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions which will not be effective until we begin operations. CoBank, ACB, has been appointed by Farm Credit to serve as its agent with regard to these loans.

We may select a rate of interest on the borrowed funds at the lender’s announced base rate plus 0.5%, a fixed rate to be quoted by the lender, or at LIBOR (1, 2, 3, 6, 9 or 12 months) plus 3.4%, which will be calculated on a 360 day basis. We paid an origination fee of $397,500 to Farm Credit for the term loan and a commitment fee at a rate of .0625% per annum payable on a monthly basis on the unused portion of the revolving term loan. For the revolving credit facility, we paid an origination fee of $12,500 and a commitment fee of .025% per annum payable on a monthly basis on the unused portion of the revolving credit facility.

Farm Credit is only obligated to lend the funds for construction if certain conditions are satisfied. These conditions include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts and a process/yield guarantee from the design engineer and contractor acceptable to Farm Credit, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of at least $53.0 million of equity (less any tax increment financing proceeds and the proceeds we receive from the sale of subordinate exempt facilities revenue bonds issued by Fillmore County, Nebraska) and the delivery of attorney opinions.

We must repay the term construction loan as follows: 27 equal, consecutive, quarterly installments of $2.125 million with the first installment due on December 20, 2007 and the last installment due on June 20, 2014, followed by a final installment in an amount equal to the remaining unpaid principal balance on September 20, 2014. During the term of the loan, we are required to pay an annual amount equal to 65% of our free cash flow for each year, not to exceed $4.5 million in any fiscal year. These payments will continue until an aggregate sum of $9.0 million has been received by Farm Credit.

On the earlier of March 1, 2015 or six months following repayment the term loan, we will begin repayment of the revolving construction loan in $4.0 million increments with the final payment due March 1, 2017. We will repay the revolving credit facility the earlier of March 1, 2008 or 12 months after the date on which we borrow the funds.

The loans are secured by a first mortgage on our real estate and a lien on all of our personal property. We have agreed to purchase $1,000 worth of stock in Farm Credit Services of America, ACA that will also be pledged as security for the loans. If we prepay any portion of the construction loans prior to February 1, 2009, we will pay a prepayment charge of 3% in addition to certain surcharges.

During the term of the loans, we will be subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios.  After the construction phase, we will only be allowed to make annual capital expenditures up to $600,000 annually without prior approval. We will also be prohibited from making distributions to our members; however, for each fiscal year commencing with the fiscal year ending September 30, 2007, we may make a distribution to our members of 50% of the net profit for that fiscal year after our lender has received audited financial statements for the fiscal year. We may exceed 50% only if we have made the required free cash flow payment for that fiscal year. We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.

Upon an occurrence of an event of default or an event that will lead to our default, Farm Credit may upon notice terminate its commitment to loan funds and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable. An event of default includes, but is not limited to, our failure to make payments when due, insolvency, any material adverse change in our financial condition or our breach of any of the covenants, representations or warranties we have given in connection with the transaction.

Fillmore County Subordinate Exempt Facilities Revenue Bonds

On April 27, 2006, we entered into a loan and trust agreement with Fillmore County and Wells Fargo, N.A. wherein Fillmore County will issue and sell $7.0 million of subordinate exempt facilities revenue bonds, the interest on which is expected to be exempt from inclusion as gross income of the holder of the bonds for federal and state income tax purposes. Fillmore County has agreed to then loan the proceeds from the sale of these bonds to us.

We agreed to repay the loan by making loan payments to Fillmore County in an amount equal to the aggregate principal amount of the bonds from time to time outstanding, and the premium, if any, and interest thereon at maturity, upon redemption, upon acceleration or when otherwise payable. Our obligation to make the loan payments under the loan and trust agreement is evidenced by the execution and delivery of a promissory note. Repayment of the bonds and the security for the bonds is subordinate to our senior credit facility with CoBank and Farm Credit.

The proceeds of the bonds are to be used, in order (i) to provide financing for a portion of the costs of the acquisition and installation of certain eligible solid waste disposal facilities at the Nebraska plant; (ii) to fund a debt service reserve fund; (iii) to pay interest during construction in an amount approximately equal to 20 months’ interest on the bonds; and (iv) to pay a portion of the costs of issuance of the bonds.

Defaults under the loan and trust agreement include, but are not limited to: (i) failure to pay any installment of principal or any payment of interest or premium on the loan or the note; (ii) failure to observe or perform any of the covenants, agreements or conditions contained in the loan and trust agreement or in the security documents; and (iii) falseness of any representation or warranty in any material adverse respect as of the time made or given. Upon the occurrence of a default, Wells Fargo may declare all loan repayments for the remainder of the term of the loan and trust agreement to be immediately due and payable by us and may declare the entire outstanding principal balance of the loan, together with all interest accrued thereon, to be due and payable and take whatever action at law or in equity to collect the loan repayments then due and thereafter to become due or to enforce performance and observance of any obligation, agreement or covenant under the loan and trust agreement. However, the ability of Wells Fargo to take these actions upon default is also subject to certain terms and conditions found in a debt subordination agreement between CoBank, us and Wells Fargo.

The bonds are secured by a subordinate deed of trust and security agreement granted by us to Wells Fargo pursuant to which we conveyed to Wells Fargo a mortgage lien on the real property and fixtures constituting the Nebraska plant and security interests in all tangible personal property located on the mortgaged real property or used in connection with Nebraska plant as security for repayment of the bonds. The lien of the subordinate deed of trust shall be subordinate to the lien of a deed of trust and security agreement given by us in favor of CoBank and Farm Credit.

The bonds will be purchased by Oppenheimer & Co. In exchange for certain compensation, Oppenheimer & Co. agreed to purchase the bonds, subject to the terms of a bond purchase agreement between Fillmore County, our company and Oppenheimer & Co. The bond purchase agreement provides that Oppenheimer & Co. shall purchase all bonds if any are purchased. We indemnify Oppenheimer & Co. and Fillmore County under the bond purchase agreement against certain liabilities, including certain liabilities under federal and state securities laws.

Tax Increment Financing

We are seeking approximately $7.0 million in tax increment financing from the Village of Fairmont, Nebraska.  Tax increment financing is a program created by state statute and provides city councils the power to use all of the real property tax resulting from the increase in taxable valuation due to the construction of new industrial or commercial facilities to provide economic incentives. We obtained approval from the city council of the Village of Fairmont of the redevelopment agreement in February 2006 and we anticipate that annexation of our plant site will be completed and closing will occur in the third calendar quarter of 2006. However, there is no guarantee that we will obtain tax increment financing or that if we do it will be in the amount currently anticipated.

Community Development Block Grant

We have received a $305,000 community development block grant to assist Fillmore County with road paving leading to the plant. Fillmore County will draw down directly on community development block grant funds.

Future Capital Requirements

We believe that we have secured sufficient funds to complete construction and start-up of the Nebraska plant.  Our future capital requirements will primarily depend on the cost and timing to complete the Indiana plant and Minnesota plant and the number of additional plants we construct or acquire, the timing of those plant openings or acquisitions within a given fiscal year and the need to fund operating losses, as well as the terms of any other corporate opportunities we undertake. These requirements will include costs directly related to constructing or acquiring new ethanol plants and may also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support multiple plants.  We can provide no assurances at this time as to the timing of such an expansion, or whether such an expansion will occur.

Based on our business plan and current construction cost estimates, we believe the Indiana plant construction and start-up (including working capital) will cost approximately $165.0 million and we do not yet have cost estimates for the Minnesota plant.  We expect to require significant equity and debt financing, incentives and grants to fund these plants.

We do not have definitive contracts with any bank, lender or financial institution for debt financing for the Indiana plant or the Minnesota plant and there is no assurance that we will be able to secure this financing. Completion of these plants relies in large part on our ability to attract sufficient equity and debt financing.

With the placement of the subordinated exempt facilities revenue bonds to Fillmore County, we have an obligation that may require funding if our cash flows from operations will not cover repayment of these bonds.

We intend to satisfy our capital requirements in fiscal 2006 in part with existing cash and funds available under our credit facility.  We anticipate that we will need to seek additional debt or equity financing in the public or private markets. There is no assurance that financing will be available to us on acceptable terms.

INTEREST RATE RISK

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. Our outstanding subordinated exempt facilities revenue bonds carry a fixed rate of interest. As of June 30, 2006, we had no floating rate indebtedness. We have not contracted for any derivative financial instruments. We have no international sales.  Substantially all of our purchases are denominated in U.S. dollars.

IMPACT OF INFLATION

We believe that inflation has not had a material impact on our results of operations since inception. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

CRITICAL ACCOUNTING POLICIES

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.

POSSIBLE FUTURE GRANTS, GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING

We plan to apply for tax incentives available under the Employment and Investment Growth Act available for economic development in Nebraska.  We plan to apply for a project development grant from the U.S. Department of Agriculture. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.

A legislative bill was introduced in the 2005 Nebraska legislature that offered any new Nebraska ethanol producer not in production on or before the effective date of the act a tax credit of 8 cents per gallon of ethanol up to 75 million gallons over 72 consecutive months with a maximum credit of $6.0 million per plant. The bill has been carried over until the 2006 legislative session. There is no assurance that the Nebraska legislature will approve this ethanol incentive legislation or any other type of ethanol incentive legislation. In addition, we cannot guarantee that our project will be able to benefit from any ethanol incentive program that may be enacted by the Nebraska legislature.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial and accounting officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, the principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Certificate of Formation	Incorporated By Reference (1)

3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated By Reference (2)

10	Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group, L.L.C. dated July 19, 2006	Filed Herewith*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

*                                 Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the Commission.

(1)             Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-125335), filed with the Commission on May 23, 2005.

(2)             Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-125335), filed with the Commission on February 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: August 14, 2006	By:	Revis L Stephenson III
Revis L. Stephenson III Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006	By:	Robert W. Holmes
Robert W. Holmes Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Certificate of Formation	Incorporated By Reference

3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated By Reference

10	Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group, L.L.C. dated July 19, 2006	Filed Herewith*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

*                          Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the Commission.