Form 10QSB/A
period 2006-06-30
Advanced BioEnergy, LLC
filed 2006-09-13
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(AMENDMENT NO. 1)

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

ADVANCED BIOENERGY, LLC

QUARTERLY PERIOD ENDED JUNE 30, 2006

EXPLANATORY NOTE

In accordance with Exchange Act Rule 12b-15, this Amendment No. 1 on Form 10-QSB/A amends certain items of the Quarterly Report on Form 10-QSB of Advanced BioEnergy, LLC for the quarter ended June 30, 2006, originally filed with the Securities and Exchange Commission on August 14, 2006, and presents the full text of the items amended. The purpose of this amendment is to reflect changes in the statements of cash flows that we believe provide a better understanding of our business to investors. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures in the original Form 10-QSB that are not modified by this Form 10-QSB/A.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED BIOENERGY, LLC & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,420,730	$893,587
Prepaid expenses	28,333	58,230
Other receivable	46,522	2,358

TOTAL CURRENT ASSETS	14,495,585	954,175

PROPERTY AND EQUIPMENT
Land	1,420,847	—
Office equipment	200,217	38,685
Leasehold improvement	8,513	8,513
Construction in process	12,771,411	—
	14,400,988	47,198
Less accumulated depreciation	(17,667)	(2,275)
	14,383,321	44,923

OTHER ASSETS
Cash for plant construction	43,000,000	-
Land option deposits	55,000	30,000
Other assets	58,400	26,400
Financing costs	825,004	354,013
Intangible	2,811,531	—
	46,749,935	410,413

TOTAL ASSETS	$75,628,841	$1,409,511

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,512,103	$193,673
Accrued expenses	204,269	5,972

TOTAL CURRENT LIABILITIES	3,716,372	199,645

LONG-TERM DEBT	7,000,000	—

MEMBERS’ EQUITY
Members’ capital, no par value, authorized 20,000,000

units, issued 7,165,600 and 625,000 units, respectively	66,771,932	3,174,098
Deficit accumulated during development stage	(1,561,844)	(914,232)
Unearned compensation	(297,619)	(1,050,000)
	64,912,469	1,209,866

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$75,628,841	$1,409,511

See notes to unaudited consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From		Period From
	Three Months	Three Months	Inception	Nine Months	Inception
	Ended	Ended	(January 4, 2005) to	Ended	(January 4, 2005) to
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2006

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Start-up expenses	428,795	64,729	501,275	350,521	1,074,272
Accounting	580	41,297	2,260	101,366	105,131
Consulting fees	47,071	22,640	57,754	88,834	162,500
Legal	9,438	181,096	28,957	279,443	314,233
Directors’ meetings and expenses	7,517	64,036	19,738	127,428	167,657
Meetings and travel expenses	—	19,676	—	21,654	21,654
Office expenses	704	15,854	2,510	32,026	38,988
Office labor	—	226,403	—	311,764	322,145
Payroll tax expense	—	14,305	—	19,121	19,842
Insurance	22	16,688	22	48,227	55,568
Utilities	912	3,648	2,093	10,463	14,653
Rent	—	2,100	—	6,300	8,400
Advertising and promotion	770	—	770	1,028	4,220
Licenses and fees	44	200	44	6,850	7,657
Depreciation	—	6,405	—	12,859	15,134
Bank charges	—	4,360	—	19,593	19,634
Crop expense	—	7,653	—	7,653	7,653
Miscellaneous	—	4,105	22	7,748	7,769
	495,853	695,195	615,445	1,452,878	2,367,110

LOSS FROM OPERATIONS	(495,853)	(695,195)	(615,445)	(1,452,878)	(2,367,110)

OTHER INCOME (EXPENSE)
Other income	—	—	—	12,000	12,000
Rent income	—	750	—	2,000	2,000
Interest income	—	668,620	—	840,417	840,417
Interest expense	—	—	—	(49,151)	(49,151)

LOSS ACCUMULATED DURING DEVELOPMENT STAGE	$(495,853)	$(25,825)	$(615,445)	$(647,612)	$(1,561,844)

Weighted Average Units Outstanding	467,810	6,700,502	291,911	2,595,319	1,487,134

Net Loss Per Unit - Basic and Diluted	$(1.06)	$(0.00)	$(2.11)	$(0.25)	$(1.05)

See notes to unaudited consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)
Period from January 4, 2005 (Date of Inception)
to June 30, 2006

		Deficit
		Accumulated
		During
	Members’	Development	Unearned
	Capital	Stage	Compensation	Total

MEMBERS’ EQUITY - January 4, 2005	$—	$—	$—	$—

Issuance of 450,000 membership units	1,500,000	—	—	1,500,000
Issuance of 7,500 membership units	25,000	—	—	25,000
Issuance of 125,000 restricted membership units	1,250,000	—	(1,250,000)	—
Issuance of 42,500 restricted membership units	425,000	—	(425,000)	—
Amortization of unearned compensation	—	—	625,000	625,000
Costs of raising capital incurred in connection with private placement memorandum	(25,902)	—	—	(25,902)

Net loss	—	(914,232)	—	(914,232)

MEMBERS’ EQUITY -
September 30, 2005	$3,174,098	$(914,232)	$(1,050,000)	$1,209,866

Issuance of 6,048,400 membership units	60,484,000	—	—	60,484,000

Amortization of unearned compensation	—	—	752,381	752,381

Cost of raising capital — incurred in connection with private placement memorandum	(1,068,166)	—	—	(1,068,166)

Issuance of 492,200 membership units, of which 75,000 units are held in escrow	4,172,000	—	—	4,172,000

Unit compensation expense	10,000	—	—	10,000

Net loss	—	(647,612)	—	(647,612)

MEMBERS’ EQUITY -
June 30, 2006	$66,771,932	$(1,561,844)	$(297,619)	$64,912,469

See notes to unaudited consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
	Period From	Nine Months	Inception
	Inception	Ended	(Jan 4, 2005) to
	(Jan 4, 2005) to	June 30, 2006	June 30, 2006
	June 30, 2005	Note G	Note G
OPERATING ACTIVITIES
Net loss	$(615,445)	$(647,612)	$(1,561,844)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	—	15,392	17,667
Unit compensation expense		10,000	10,000
Consulting services exchanged for membership units	416,666	327,381	952,381
Changes in assets and liabilities, net of effects from purchase of Indiana Renewable Fuels, LLC:
Prepaid expenses and other current assets	—	35,232	(22,998)
Other receivables		(44,164)	(46,522)
Accounts payable	35,587	98,675	291,985
Accrued expenses	—	198,297	204,269
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(163,192)	(6,799)	(155,062)

INVESTING ACTIVITIES
Payment of deposit	(700)	—	(1,400)
Purchase of other assets	—	(57,000)	(57,000)
Purchase of property and equipment	—	(9,804,388)	(9,851,223)
Increase in cash, for plant construction	—	(43,000,000)	(43,000,000)
Net cash received from acquisition	—	1,306,287	1,306,287
Payment of land option deposits	(30,000)	(35,000)	(65,000)
NET CASH USED IN INVESTING ACTIVITIES	(30,700)	(51,590,101)	(51,668,699)

FINANCING ACTIVITIES
Proceeds from sale of membership units	1,500,000	60,484,000	61,984,000
Payments on short-term debt	—	(1,270,800)	(1,270,800)
Proceeds from long-term debt		7,000,000	7,000,000
Payment of deferred offering and financing costs	(121,544)	(1,089,157)	(1,469,072)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,378,456	65,124,043	66,244,128

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,184,564	13,527,143	14,420,730

CASH AND CASH EQUIVALENTS - beginning of period	—	893,587	—

CASH AND CASH EQUIVALENTS - end of period	$1,184,564	$14,420,730	$14,420,730

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for cost of raising capital	$85,872	$—	$—

Membership units issued for acquisition	$—	$4,172,000	$4,172,000

Accounts payable incurred for construction in process and office equipment	$—	$3,214,372	$3,214,372

Offering consulting services received in exchange for membership units	$—	$—	$25,000

Consulting services received in exchange for membership units	$—	$—	$952,381

Land option applied to land purchase	$—	$20,000	$20,000

Land acquired through issuance of note payable	$—	$—	$1,270,800

Deposit transferred to financing costs	$—	$25,000	$25,000

Unearned compensation provided as cost of raising capital	$—	$425,000	$425,000

Deferred offering cost transferred to cost of raising capital	$—	$1,043,166	$1,043,166

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

PRINCIPAL BUSINESS ACTIVITY — Advanced BioEnergy, LLC (“ABE”) and its wholly owned subsidiary, Indiana Renewable Fuels, LLC (“IRF”), are a development stage limited liability company (collectively, the “Company”).  The Company was organized to build ethanol plants and undertake other biofuel projects.  Construction on a 100 million gallons per year ethanol plant near Fairmont, Nebraska is underway and is expected to be completed in August 2007.  A 100 million gallons per year ethanol plant to be located near Rochester, Indiana is in the design stage and a 100 million gallons per year ethanol plant to be located near Northfield, Minnesota is in the development stage.

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

UNEARNED UNIT COMPENSATION — Subsequent to the Company’s seed capital offering, the original two members received compensation in the form of restricted equity units valued at $1.25 million (equivalent to $10 per unit) for their efforts in developing the Company’s plant to be located near Fairmont, Nebraska.  The restriction will be removed as services are provided and selected milestones are achieved.  The earned portion of the $1.25 million is being expensed as start-up expenses.  As of June 30, 2006, $952,381 had been earned and expensed with the remaining $297,619 included as unearned compensation.

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

FINANCING COSTS — The financing costs will be amortized over the term of the debt.

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

NOTE G.  RESTATEMENT

The unaudited consolidated statements of cash flows for the nine months ended June 30, 2006 and the period from inception (January 4, 2005) to June 30, 2006 have been restated to reflect the change for net cash received from acquisition of assets of $1,306,287 to be shown as an investing activity rather than a financing activity and to present the increase in cash for plant construction of $43,000,000 as an investing activity, rather than a component of cash and cash equivalents.

As discussed in Note A, the Company also has 75,000 units valued at $750,000 that are held in escrow and being treated as contingent consideration that will be recognized when released from escrow.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Certificate of Formation	Incorporated By Reference (1)

3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated By Reference (2)

10	Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group, L.L.C. dated July 19, 2006	Previously Filed

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

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

ADVANCED BIOENERGY, LLC

Date: September 13, 2006	By:	/s/ Revis L Stephenson III
Revis L. Stephenson III Chairman and Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2006	By:	/s/ Robert W. Holmes
Robert W. Holmes Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Certificate of Formation	Incorporated By Reference

3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated By Reference

10	Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group, L.L.C. dated July 19, 2006	Previously Filed

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically