Form 10KSB
period 2006-09-30
Advanced BioEnergy, LLC
filed 2006-12-29
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

Commission file number: 333-125335

ADVANCED BIOENERGY, LLC

(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	20-2281511
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10201 Wayzata Boulevard, Suite 250 Minneapolis, Minnesota 55305 (877) 651-1166
(Address, including zip code, and telephone number, including area code, of Small Business Issuer’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of membership units held by non-affiliates of the registrant was approximately $95,817,540 as of December 27, 2006, based upon a price of $20.00 per unit, which is the proposed price of units to be sold in the Company’s proposed registered securities offering. Units held by each executive officer and director have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer status is not necessarily a conclusive determination for other purposes.

State the issuer’s revenues for its most recent fiscal year: $—

As of December 27, 2006, the number of outstanding units was 8,613,481.

Traditional Small Business Disclosure Format (check one) Yes ☐ No ☒

ADVANCED BIOENERGY, LLC
FORM 10-KSB
For the Fiscal Year Ended September 30, 2006

INTELLECTUAL PROPERTY

Advanced BioEnergy™, our logos and the other trademarks, tradenames and service marks of Advanced BioEnergy mentioned in this report are our property. This report also contains trademarks and service marks belonging to other entities.

INDUSTRY AND MARKET DATA

We obtained the industry, market and competitive position data used throughout this report from our own research, studies conducted by third parties, independent industry associations or general publications and other publicly available information. In particular, we have based much of our discussion of the ethanol industry, including government regulation relevant to the industry and forecasted growth in demand, on information published by the Renewable Fuels Association, the national trade association for the U.S. ethanol industry. Because the Renewable Fuels Association is a trade organization for the ethanol industry, it may present information in a manner that is more favorable to that industry than would be presented by an independent source. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

ETHANOL UNITS

All references in this report to gallons of ethanol are to gallons of denatured ethanol. Denatured ethanol is ethanol blended with approximately 5.0% denaturant, such as gasoline, to render it undrinkable and thus not subject to alcoholic beverage taxes.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of this Annual Report on Form 10-KSB. These risks and uncertainties include, but are not limited to, the following:

•                  we were a development-stage company until recently and have only begun to generate revenue with the acquisition of a non-controlling ownership interest in Heartland Grain Fuels;

•                  our board of directors has significant discretion as to the use of proceeds in our proposed registered offering and may choose to use the proceeds in a manner that differs from the manner in which certain of our members would choose to use the proceeds from our proposed registered securities offering, including if we are not able to obtain the necessary approvals for our investment in the expansion of the Aberdeen plant;

•                  we may not have available capital to complete the plants discussed in this report;

•                  we may not consummate the acquisition of Heartland Producers’ interests in Heartland Grain Fuels and Dakota Fuels, which could limit our influence over Heartland Grain Fuels;

•                  we may not successfully integrate Heartland Grain Fuels;

•                  cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•                  our future plant operations are subject to construction risks and fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•                  we are very dependent on Fagen, Inc. and ICM, Inc. for the construction, design and technology for our plants and any loss of our relationships with Fagen and ICM may cause us to delay or abandon the projects;

•                  conflicts of interest may arise in the future between us, our members, our directors and the companies upon which we will depend;

•                  the units are subject to a number of transfer restrictions and no public market exists for our units and none is expected to develop;

•                  members’ voting rights are limited and we are managed by a board of directors and officers; and

•                  we may elect to modify, terminate or abandon our proposed registered securities offering prior to receiving sufficient funds to fully capitalize our proposed Aberdeen plant expansion or our proposed Indiana plant.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the Securities and

ii

Exchange Commission, known as the Commission, that advise interested parties of the risks and factors that may affect our business.

iii

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

ITEM 2.           DESCRIPTION OF PROPERTIES

COMPANY OVERVIEW

Throughout this report we use the terms “we,” “our company” and “us” to refer to Advanced BioEnergy, LLC and all of its consolidated subsidiaries, which includes Indiana Renewable Fuels, LLC, ABE Acquisition, LLC, ABE Fairmont, LLC and ABE Northfield, LLC. It also includes Heartland Grain Fuels, LLC, which is consolidated with Advanced BioEnergy, LLC as of November 8, 2006.

We are a Delaware limited liability company formed for the purpose of raising capital to develop, construct, own and operate ethanol plants and other biofuel businesses. We intend to establish a multi-plant presence across the United States in order to ensure access to a variety of markets for ethanol and co-products, capitalize on transportation and logistics advantages and reduce the impact of drought or disease in one part of the country that could affect the supply of corn and sale of our products. We plan to take a comprehensive and geographically diverse approach to ethanol production while keeping our commitment to the local communities in which these plants operate.

We are currently constructing a 100 million gallons per year dry mill corn-processing ethanol plant near Fairmont, Nebraska, known as the Nebraska plant. The Nebraska plant is expected to process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,000 tons of dried distillers grains with solubles and 296,000 tons of raw carbon dioxide gas. We are also planning the construction of a 100 million gallons per year dry mill corn-processing ethanol plant near Argos or Rochester, Indiana, known as the Indiana plant, and a 100 million gallons per year dry mill corn-processing ethanol plant to be located near Northfield, Minnesota, known as the Minnesota plant. We currently have a 53% interest in Heartland Grain Fuels, L.P. and an agreement to acquire the remaining interest. Heartland Grain Fuels owns and operates dry mill corn-processing ethanol plants in Aberdeen and Huron, South Dakota with production capacity of nine million gallons per year and 30 million gallons per year, respectively. Heartland Grain Fuels also has an ethanol plant with production capacity of 40 million gallons per year under construction in Aberdeen, South Dakota, adjacent to its existing plant. The Aberdeen plant expansion is expected to be completed during the first calendar quarter of 2008.

Our website address is http://www.advancedbioenergy.com. Information on our website is not incorporated into this report.

We anticipate that our business will primarily be that of the production and marketing of ethanol and distillers dried grains. We currently do not have any other lines of business or other sources of revenue if we are unable to complete the construction and operation of the plants, or if we are not able to market ethanol and its by-products.

We expect that the ethanol production technology we will use in our plants will be supplied by Fagen, Inc. and/or ICM, Inc. and that they will either own the technology or have obtained any license to utilize the technology that is necessary.

COMPANY STRUCTURE

We recently formed two wholly owned subsidiaries, ABE Fairmont, LLC and ABE Northfield, LLC, to own and operate the Nebraska plant and the Minnesota plant, respectively. Both new subsidiaries are Delaware limited liability companies. All service contracts, credit agreements and regulatory permits that we originally entered into have been assigned to the appropriate subsidiary. Title to the land owned for the Nebraska plant has been transferred to ABE Fairmont, LLC, and the options to purchase land for the Minnesota plant have been assigned to ABE Northfield, LLC. Indiana Renewable Fuels, LLC, an Indiana limited liability company acquired by us on June 15, 2006, will own and operate the Indiana plant.

Heartland Grain Fuels, L.P. is a Delaware limited partnership formed in 1991. Dakota Fuels, Inc. is the sole general partner of Heartland Grain Fuels with a .818% percentage interest in Heartland Grain Fuels. On November 8, 2006, our wholly owned subsidiary HGF Acquisition, LLC purchased all of the limited partnership interests in Heartland Grain Fuels owned by SDWG and Aventine. Additionally, HGF Acquisition acquired all of the common shares of Dakota Fuels owned by SDWG, resulting in our subsidiary owning approximately 53% of the limited partnership interests in Heartland Grain Fuels and 51% of the common shares of Dakota Fuels. HGF

Acquisition also has an agreement to purchase, subject to certain closing conditions, all of the limited partnership interests in Heartland Grain Fuels and the common shares of Dakota Fuels owned by Heartland Producers, LLC, which would result in HGF Acquisition owning 100% of Heartland Grain Fuels and Dakota Fuels.

NEBRASKA PLANT

Location of Nebraska Plant

We are constructing an ethanol plant near Fairmont, Nebraska, in southeastern Nebraska. We exercised two options and purchased the property to construct the Nebraska plant in October 2005. We selected our primary Nebraska plant site because of the site’s location relative to existing grain production, accessibility to road and rail transportation and proximity to major population centers. The site is near the main line of the Burlington Northern Santa Fe Railroad. In addition, the site is also in close proximity to the intersection of U.S. Highways 6 and 81.

In December 2005, we commenced site preparation for construction of our Nebraska plant. We expect to have construction completed in September 2007.

The Nebraska plant is expected to have the facilities to receive grain by truck and rail and to load ethanol and distillers grains onto trucks and rail cars. In terms of freight rates, rail is currently considerably more cost effective than truck transportation to the more distant markets. The BNSF Railroad will provide rail service to the Nebraska site. The BNSF Railroad has developed unit train rates that allow lower rail freight rates. The Nebraska plant will have the proper trackage to allow it to load the larger unit trains and receive lower freight rates.

Ethanol Marketing

On July 19, 2006, we entered into an Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group, LLC, known as RPMG, for the sale of our ethanol produced at the Nebraska plant. Under the terms of the agreement, RPMG has agreed to market the entire amount of ethanol produced by the Nebraska plant pursuant to a pooling arrangement maintained by the members of RPMG. We will receive a price equal to the actual sale price received by RPMG, less the expenses of distribution and a marketing fee charged per gallon of ethanol sold. If we do not produce our estimated monthly ethanol production, RPMG may, after obtaining our consent which shall not be unreasonably withheld, purchase ethanol elsewhere to cover the shortfall and charge us for any resulting financial loss or pay us any resulting gain.

The initial term of the agreement is for 12 months beginning on the first day of the month that we initially ship ethanol and ending at the end of March or end of September, whichever occurs first, following the initial 12-month period. After the initial term, it will automatically renew for successive one-year terms unless terminated by either party upon 90 days’ written notice. The agreement may also be terminated for an uncured breach or intentional misconduct or upon mutual agreement of the parties.

Distillers Grains and Carbon Dioxide

We plan to market and sell the distillers grains from the Nebraska plant to local, regional and national markets. We have entered into a distillers grain marketing agreement with Commodity Specialist Company for the sale of the entire distillers dried grains with solubles output from the Nebraska plant. We have retained the right to independently market our wet distillers grains and modified wet distillers grains and solubles. Under the terms of the agreement, we will receive a price equal to 99% of the actual sale price received by Commodity Specialist Company from its customers, less customary freight costs and minus an amount equal to $0.90 per ton of distillers dried grains with solubles removed from the Nebraska plant.

The Nebraska plant is expected to produce approximately 296,000 tons annually of raw carbon dioxide as another by-product of the ethanol production process. At this time, we do not intend to capture and market our carbon dioxide gas.

Corn Feedstock Supply

We anticipate that our Nebraska plant will need approximately 36 million bushels of grain per year for our dry milling process. We expect the corn supply for our plant will be obtained primarily from local markets. Traditionally, corn grown in the area around Fairmont, Nebraska has been fed locally to livestock or exported for feeding or processing. In 2005, in the nine-county area surrounding the location of our Nebraska plant, corn production was approximately 201 million bushels. The chart below describes the amount of corn grown in Fillmore and surrounding counties for 2001 through 2005:

County	2005 Corn Production (bushels)	2004 Corn Production (bushels)	2003 Corn Production (bushels)	2002 Corn Production (bushels)	2001 Corn Production (bushels)
Clay, NE	26,172,200	24,518,100	23,195,000	21,941,000	23,235,000
Fillmore, NE	28,160,400	29,080,600	27,122,000	23,981,000	24,886,000
Hamilton, NE	35,198,700	34,958,800	34,891,000	34,123,000	32,212,000
Jefferson, NE	12,284,100	12,312,000	9,411,000	7,358,000	10,264,000
Nuckolls, NE	11,984,400	10,730,000	8,864,000	7,377,000	9,060,000
Saline, NE	14,744,900	16,447,400	13,228,000	12,044,000	13,192,000
Seward, NE	19,478,400	22,425,400	18,102,000	14,304,000	17,491,000
Thayer, NE	18,424,800	18,658,800	16,672,000	14,389,000	16,430,000
York, NE	34,747,800	36,867,500	34,973,000	31,077,000	32,978,000
Total	201,195,700	205,998,600	186,458,000	166,594,000	179,748,000

Source: USDA, NASS

We will be dependent on the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices. Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing corn, there is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. In addition, our financial projections assume that we can purchase grain for prices near the ten-year average for corn in the area of the plant. We have determined that the average price of corn in this same nine-county area surrounding the Nebraska plant over the last ten years is $2.36 per bushel.

The following chart shows the ten-year average corn price in the nine-county area surrounding the Nebraska plant:

County	10-Year Average Corn Price ($/Bu.)
Clay, NE	$2.36
Fillmore, NE	$2.36
Hamilton, NE	$2.38
Jefferson, NE	$2.35
Nuckolls, NE	$2.37
Saline, NE	$2.36
Seward, NE	$2.33
Thayer, NE	$2.37
York, NE	$2.37
Total / Avg.	$2.36

Grain prices are primarily dependent on world supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy. The price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Historically, because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. Therefore, we anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.

Utilities

The production of ethanol is a very energy intensive process that uses significant amounts of electricity and natural gas. Water supply and quality are also important considerations. On November 20, 2006, we entered into an energy management agreement and an agency authorization agreement with U.S. Energy Services, Inc. to manage our energy supplies for our Nebraska, Indiana and Minnesota plants. As a part of this agreement, U.S. Energy Services has agreed to solicit bids and negotiate, execute and administer energy supply contracts, interstate transportation contracts and local distribution company transportation contracts on our behalf. We have entered into an agreement for electric service to the Nebraska plant and plan to enter into agreements with local gas and water utilities to provide our needed energy and water. There can be no assurance that those utilities will be able to reliably supply the gas, electricity and water that we need.

If there is an interruption in the supply of energy or water for any reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, it may have a material adverse effect on our operations, cash flows and financial performance.

Natural Gas

The Nebraska plant will require approximately 3.2 billion cubic feet of natural gas per year. The plant will produce process steam from its own boiler systems and dry the distillers dried grains by-product via a direct gas-fired dryer. U.S. Energy Services has identified three possible natural gas providers that could supply gas to the Nebraska plant and is currently soliciting bids from suppliers and existing gas distribution utilities to build, operate, manage and maintain those natural gas services. We are currently constructing our own natural gas pipeline from a common carrier main pipeline for the Nebraska plant. The expected cost for this pipeline is $4.2 million. The price we will pay for natural gas has not yet been determined. Natural gas prices are volatile and may lead to higher operating costs. Between January 1, 2001 and June 30, 2006, the price per MMBtu of natural gas based on NYMEX has ranged from a low of $1.83 to a high of $15.38. On November 29, 2006, the price of the NYMEX future contract for January delivery settled at $8.871 per MMBtu. Additionally, future weather-related events may also adversely impact the supply and/or price of natural gas.

Electricity

On April 25, 2006, we entered into a contract for electric service with Perennial Public Power District, a public corporation and political subdivision of the State of Nebraska. This agreement will remain in effect for a term of five years from the initial billing period. The agreement will be renewed automatically thereafter on an annual basis unless 12 months’ written notice of termination is given by either party. Pursuant to this agreement, we agreed to purchase, and Perennial Public Power District agreed to supply, all of the electric power and energy needed by the Nebraska plant. Perennial has agreed to install and maintain the subtransmission line and substation facilities needed for electric service. As a condition to Perennial Public Power District installing the required electric service facilities, we have agreed to pay actual construction costs to Perennial Public Power District that exceed $812,394. The amount that we must pay is currently estimated at approximately $1.2 million. Preliminary estimates on the delivered cost of electricity are from $0.037 to $0.0385 per kWh.

Water

The Nebraska plant will require approximately 1.1 million gallons per day, or approximately 775 gallons per minute, of water. We anticipate that we will have adequate water supply from the agricultural wells located on site. The site has two agricultural wells that are currently used for pivot irrigation purposes. These wells will have to be converted from agricultural to industrial uses prior to our use. Depending on water quality, we may have to drill one additional deeper well to mix water with the supply in place.

Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler, and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent facilities. We anticipate the design of our Nebraska plant will incorporate a bio-methanator wastewater treatment process resulting in a zero discharge of plant process water. The bio-methanator system that we intend to use is designed and constructed by Phoenix Bio-Systems. The bio-methanator is a water recovery system that allows the plant to be a zero process water discharge facility. It is currently used in 38 plants in states such as Nebraska, Iowa, Minnesota, South Dakota, Wisconsin, Kansas and Illinois. The bio-methanator is a biological and anaerobic process that removes the organic acid from reclaimed water, which in turn comes from the evaporator condensate. Organic acid is a byproduct of yeast fermentation, and if the water was returned back to the cook process without its removal, it would reduce the effectiveness of the yeast’s ability to promote fermentation, which would lower our ethanol yield. The result of the biological processes produces biogas, or methane, which is used as fuel in the drying process. Although we have no knowledge of any failures of a bio-methanator, we have no assurance that it will perform as anticipated and any failures would cause a decrease in our ethanol yield.

Regulatory Permits

We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. We have engaged ICM to coordinate and assist us with obtaining all environmental permits, and to advise us on general environmental compliance. Fagen is responsible for all necessary construction permits under our lump-sum design-build agreement for the Nebraska plant.

Of the permits described below, we obtained the preconstruction permit to construct an air contaminant source and the general construction stormwater discharge permit prior to starting construction on the Nebraska plant. The remaining permits will be required shortly before or shortly after operations begin. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. In addition to requirements imposed by the State of Nebraska, the United States Environmental Protection Agency, known as the EPA, could impose conditions or other restrictions in the permits that are detrimental to us. These changes could include a modification to the emissions limits in a permit or modifications of the testing protocols or methods that are part of the application or reporting process under a permit. The EPA or state agencies could take these actions at any time before, during or after the permitting process. The State of Nebraska and the EPA could also modify the requirements for obtaining a permit. Any such event would likely have a material adverse impact on our operations, cash flows and financial performance.

Currently, the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with the construction and operation of the plant, because the State of Nebraska administers the applicable environmental programs. However, because many of the programs are based on federal statutes, the EPA could impose additional requirements in the permits. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change, and changes can be made retroactively. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations to the detriment of our financial performance.

Air Permits

We have already obtained our Permit to Construct an Air Contaminant Source from the Nebraska Department of Environmental Quality. Because of the activities and emissions at the plant, we will be expected to obtain an operating air permit for the facility emissions. Our preliminary estimates indicate these facilities will be considered minor sources of regulated air pollutants. There are a number of emission sources that are expected to require an operating permit. These sources include the boiler, ethanol process equipment, storage tanks, scrubbers and baghouses. We expect to emit the regulated pollutants PM10, CO, NOx and VOCs from our plant. Our air construction permit is a minor source permit, and we anticipate that the plant will be considered a minor source with respect to air operating permits as well. Our minor source status allows us to avoid having to obtain Title V air permits, which are subject to more regulatory requirements than minor source permits. There is also a risk that the area in which the plant is situated may be determined to be a nonattainment area for a particular pollutant. In this event, the threshold standards that require a Title V permit may be changed, thus requiring us to file for and obtain a Title V air permit. The costs of compliance and documenting compliance under a Title V air permit is higher than under a minor source operating permit. It is also possible that in order to comply with applicable air regulations or to avoid having to obtain a Title V permit, we would have to install additional air pollution control equipment such as additional or different scrubbers than are currently planned.

Waste Water National Pollutant Discharge Elimination System Permits (NPDES Permits)

We expect that we will use water to cool our closed circuit systems in the Nebraska plant. Although the water in the cooling system will be re-circulated to decrease facility water demands, a certain amount of water will be continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there will be occasional blowdown water that will have to be discharged. The exact details regarding the source of water and the amount of non-process and other wastewater that needs to be discharged will not be known until tests confirm the water quality and quantity for the site.

Although unknown at this time, the quality and quantity of the water source for the Nebraska plant and the specific requirements imposed by the Nebraska Department of Environmental Quality for discharge will materially affect the financial performance of the company. We expect to apply for a Nebraska Pretreatment Permit (NPP) for the discharge of the non-process wastewater. Depending on the final design of the plant and quality of the wastewater generated by the plant, we may also need to file for a permit to allow the discharge of wastewater from a manufacturing or commercial operation, either to a publicly owned treatment works or for land application or surface water discharge of process wastewater. If these permits are not granted, our Nebraska plant may not be allowed to operate.

Well Permit

We have received a Supplemental Well Permit for the plant allowing us to withdraw water from two existing wells. While we anticipate that the permitted amount of withdrawal will be sufficient for plant operations, a need for additional water in excess of a threshold amount will require us to submit another supplemental permit application and include a revised hydrologic evaluation. If we are unable to access sufficient water for our operations, this could cause restrictions on our operations and therefore negatively affect our business.

Storm Water Discharge Permit and Storm Water Pollution Prevention Plan

We obtained a construction storm water discharge permit from the Nebraska Department of Environmental Quality known as General Permit NER 100000. In connection with this permit, we must have a storm water pollution prevention plan (SWPPP) in place that outlines various measures we plan to implement to prevent storm water pollution. The plan must be submitted to, but need not be approved by, the Nebraska Department of Environmental Quality.

We must also file a separate application for a General Permit NER 000000 for industrial storm water discharges. The application for this permit for industrial storm water discharges must be filed 24 hours prior to the start of operations. We anticipate, but there can be no assurances, that we will be able to obtain a General Permit NER 000000 industrial storm water discharge permit.

Spill Prevention, Control and Countermeasures Plan

Before we can begin operations, we must prepare and implement a spill prevention control and countermeasure plan, known as an SPCC plan, for the plant in accordance with federal guidelines. This plan will address oil pollution prevention regulations and must be reviewed and certified by a professional engineer. The SPCC must be reviewed and updated every three years.

Bureau of Alcohol, Tobacco and Firearms Requirements

Because ethanol is made from potentially human-consumable alcohol, we must comply with applicable Bureau of Alcohol, Tobacco and Firearms regulations before we can begin operations. These regulations require that we first make application for and obtain an alcohol fuel producer’s permit. The application must include information identifying the principal persons involved in our venture and a statement as to whether any of them have ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires that we maintain certain security measures. We must also secure an operations bond. There are other taxation requirements related to special occupational tax and a special stamp tax. We expect to apply for these permits prior to commencement of operation of the plant.

Risk Management Plan

We are currently in the process of determining whether anhydrous ammonia or aqueous ammonia will be used in our production process. Under the Clean Air Act, stationary sources with processes that contain more than a threshold quantity of a regulated substance are required to prepare and implement a risk management plan. If we use anhydrous ammonia, we must establish a plan to prevent spills or leaks of the ammonia and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of the ammonia into the surrounding area. The same requirement may also be true for denaturant. This determination will be made as soon as the exact chemical makeup of the denaturant is obtained for the plant. We will need to conduct a hazardous assessment and prepare models to assess the impact of an ammonia and/or denaturant release into the surrounding areas. The program will be presented at one or more public meetings. However, if we use aqueous ammonia, the risk management program will only be needed for the denaturant. In addition, it is likely that we will have to comply with the prevention requirements under OSHA’s Process Safety Management Standard. These requirements are similar to the risk management plan requirements. The risk management plan should be filed with the EPA prior to the time that a threshold amount of the regulated substance is in process.

Nebraska Plant Employees

Prior to completion of the construction of the Nebraska plant and commencement of operations, we intend to hire approximately 45 full-time employees for the Nebraska plant.

The following table represents some of the anticipated positions within the Nebraska plant and the minimum number of individuals we expect will be full-time personnel:

Position	# Full-Time Personnel
Plant Manager	1
Bookkeeper	1
Secretary	1
Commodity Specialist	2
Lab Manager	1
Lab Assistant	2
Utilities, Maintenance and Safety Manager	1
Licensed Boiler Operator	2
Welder	1
Electrician	1
Electrician Technician	1
Maintenance Worker	4
Production Team Leaders	6
Team Production I	6
Team Production II	6
Rail Attendant	2
Truck Attendant	4
Grain Sampling & Records	1
Entry Level Floater	2
TOTAL	45

The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.

Endangered Species

Nebraska’s Nongame and Endangered Species Conservation Act requires that the Nebraska Department of Natural Resources review a proposed site to determine if it will have a negative impact on endangered species. It is possible that this review will result in requirements being imposed in order to reduce or eliminate the impact on an endangered or threatened species. It is possible that such requirements might increase costs and reduce our profitability and the value of your investment.

Archeological and Historical Sites

The State Historic Preservation Office of the Nebraska State Historical Society has reviewed the site plan and proposed use of the site to determine if it will negatively impact any archeological or historical site. We do not anticipate additional requirements being imposed in order to reduce or eliminate the impact on an archaeological or historical site. It is possible that such requirements, if imposed in the future, might increase costs and reduce our profitability and the value of your investment.

SOUTH DAKOTA PLANTS

Location of Plants

Heartland Grain Fuels operates ethanol plants in Aberdeen and Huron, South Dakota. Aberdeen is located in northeast South Dakota in the James River Valley. The Aberdeen plant is situated on a main line railroad operated by the BNSF Railroad and is adjacent to U.S. Highways 12 and 281. The present plant produces nine million gallons of ethanol per year, and a 40 million gallon per year expansion is being built adjacent to the existing ethanol plant.

Huron is located in east central South Dakota in the James River Valley. The Huron plant has recently been expanded to produce 30 million gallons of ethanol per year. The Huron plant is served by the Dakota Minnesota & Eastern Railroad and is accessible by the BNSF Railroad. It is located near the intersection of U.S. Highway 14 and State Highway 37.

Ethanol Marketing

Heartland Grain Fuels sells the ethanol it produces to Aventine pursuant to an Ethanol Marketing Agreement. Under the terms of the agreement, Aventine is required to purchase all of the ethanol produced at Heartland Grain Fuels’ Aberdeen and Huron plants at a price per gallon determined through a pooling of Heartland Grain Fuels’ and other producers’ ethanol that is sold by Aventine to third parties, less a commission based on the net pooled price. The term of the Ethanol Marketing Agreement will expire on November 30, 2008. After such term, the agreement automatically renews for successive one-year terms unless terminated by either party upon one year’s prior written notice. Heartland Grain Fuels distributes ethanol (FOB Heartland Grain Fuels’ plants) via truck and rail, as determined by Aventine. Heartland Grain Fuels would have to find alternative methods of selling its ethanol if Aventine is unable to fulfill its obligations under the Ethanol Marketing Agreement.

Distillers Grains and Carbon Dioxide

Heartland Grain Fuels’ facilities utilize the latest production technology to produce high quality, or “golden,” dried distillers grains with solubles (DDGS), which commands a premium over products from older plants. Golden DDGS has a higher quantity of nutrients and is more easily digested than other products. Heartland Grain Fuels currently sells more wet distillers grain with solubles (WDGS) than DDGS because the local market near the Aberdeen and Huron plants is able to purchase the WDGS that Heartland Grain Fuels produces. However, upon completion of the Aberdeen plant expansion and the resulting increase in the production of co-products, Heartland Grain Fuels will have to increase the production of DDGS, as the increased production of WDGS is anticipated to exceed local market demand.

Heartland Grain Fuels is a party to a by-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds will market locally the sale of ethanol co-products produced at Heartland Grain Fuels’ plants to third parties for an agreed-upon commission. Heartland Grain Fuels distributes its ethanol co-products (FOB Heartland Grain Fuels’ plants) via truck. Heartland Grain Fuels would have to find alternative methods of selling its ethanol co-products if Dakotaland Feeds is unable to fulfill its obligations under the by-product marketing agreement.

The South Dakota plants are expected to produce an aggregate of approximately 340 tons per day of raw carbon dioxide as another co-product of the ethanol production process. At this time, Heartland Grain Fuels does not capture and market carbon dioxide gas.

Corn Feedstock Supply

Based on current production capacity, we anticipate that the Aberdeen and Huron plants will need approximately 3.3 million and 11.1 million bushels of corn per year, respectively, for the production of ethanol. Heartland Grain Fuels will need an additional 14.8 million bushels of corn per year upon completion of the Aberdeen plant expansion.

The chart below shows corn production in the counties surrounding the Aberdeen and Huron plants in 2001 through 2005.

County	2005 Corn Production (bushels)	2004 Corn Production (bushels)	2003 Corn Production (bushels)	2002 Corn Production (bushels)	2001 Corn Production (bushels)
Beadle, SD	17,200,000	20,616,000	8,111,000	5,350,000	10,530,000
Brown, SD	34,395,000	34,932,000	29,581,000	26,745,000	19,962,000
Clark, SD	11,941,000	12,006,000	9,031,000	6,676,000	7,302,000
Day, SD	8,953,000	8,794,000	6,791,000	7,011,000	4,959,000
Edmunds, SD	12,414,000	12,430,000	6,296,000	6,296,000	7,500,000
Faulk, SD	6,100,000	7,407,000	4,604,000	4,343,000	4,079,000
Hand, SD	8,319,000	9,549,000	3,750,000	2,024,000	6,946,000
Jerauld, SD	2,897,000	4,051,000	2,738,000	910,000	3,042,000
Kingsbury, SD	12,932,000	15,515,000	14,034,000	7,935,000	10,775,000
Marshall, SD	9,295,000	10,345,000	9,377,000	9,086,000	7,440,000
McPherson, SD	3,283,000	2,200,000	2,267,000	1,204,000	1,616,000
Sanborn, SD	4,980,000	8,575,000	7,230,000	3,458,000	2,827,000
Spink, SD	23,043,000	26,979,000	19,202,000	12,403,000	17,568,000
Dickey, ND	13,515,000	14,446,000	11,170,000	9,970,000	7,782,700
Total	169,267,000	187,845,000	134,182,000	93,441,000	112,328,700

Source: USDA, NASS

On November 8, 2006, Heartland Grain Fuels entered into a Grain Origination Agreement with SDWG, which owns the grain elevators adjacent to the Aberdeen and Huron plants. Based on the current design of the South Dakota plants, all corn utilized by the South Dakota plants must pass through SDWG’s grain elevators before it can be delivered to the plants. Pursuant to the Grain Origination Agreement, SDWG has agreed to supply corn to the plants subject to Heartland Grain Fuels’ projected use of corn. Heartland Grain Fuels may also, subject to certain restrictions, purchase corn from third parties for delivery to the plants through SDWG’s grain elevators. SDWG buys substantially all of its corn from its producer members in the area surrounding the plants, none of which individually account for a material amount of the corn purchased by SDWG for use at the plants. SDWG is a cooperative that handles approximately 65 million bushels of corn per year from its producer members.

The following chart shows the ten-year average corn price in the counties surrounding the Aberdeen and Huron plants:

County	10-Year Average Corn Price ($/Bu.)
Beadle, SD	$2.12
Brown, SD	$2.10
Clark, SD	$2.10
Day, SD	$2.10
Edmunds, SD	$2.11
Faulk, SD	$2.12
Hand, SD	$2.12
Jerauld, SD	$2.13
Kingsbury, SD	$2.10
Marshall, SD	$2.08
McPherson, SD	$2.10
Sanborn, SD	$2.11
Spink, SD	$2.10
Dickey, ND	$2.08
Total / Avg.	$2.11

Grain prices are primarily dependent on world supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy. The price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Historically, because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. Therefore, Heartland Grain Fuels anticipates that its plants’ profitability will be negatively impacted during periods of high corn prices.

Although the area surrounding the plants produces a significant amount of corn and Heartland Grain Fuels does not anticipate problems sourcing corn, there is no assurance that a shortage will not develop, particularly if there is an extended drought or other production problems. There are six other ethanol plants producing 380 million gallons per year annually that will depend on some of the corn from these counties to service their processing demands.

Utilities

Natural Gas

Northwestern Energy currently supplies Heartland Grain Fuels with all of its natural gas requirements for the Aberdeen and Huron plants. As part of the Aberdeen expansion, Heartland Grain Fuels is building a new natural gas pipeline that it will own and operate. The new pipeline will originate at the Northern Border transmission line and be approximately three miles in length. Total cost for the tap and pipeline is expected to be less than $3 million. The existing and expanded plant in Aberdeen will utilize this new pipeline for its natural gas needs. There are no marketing agreements for natural gas at the Aberdeen facility.

Northwestern Energy will continue to supply natural gas to the Huron plant. There are no specific supply or marketing agreements in existence for the Huron plant; rather, natural gas is purchased on a month-to-month basis.

The price Heartland Grain Fuels will pay for natural gas has not yet been determined. Natural gas prices are volatile and may lead to higher operating costs. Heartland Grain Fuels has entered into an agreement with Golden Plains Energy Group, LLC to assist with the gas management of its South Dakota plants. Natural gas prices and availability are affected by weather conditions and overall economic conditions.

Electricity

The Aberdeen plant has been and will continue to be serviced by Northwestern Energy. Northwestern will be providing the added power for the Aberdeen expansion without any additional capital investments by Heartland Grain Fuels.

Heartland Grain Fuels entered into an electric supply agreement with Dakota Energy Cooperative on October 21, 1998 to provide electrical services for the Huron plant. That agreement remains in effect for the Huron plant.

Water

Heartland Grain Fuels has entered into an agreement to obtain its water for the Aberdeen plant from Web Water Development. Under this agreement Web will provide all the process and cooling water for the existing and expanded Aberdeen operation. After the Aberdeen plant expansion, the facility will utilize up to 500,000 gallons of water per day and will utilize on average 400,000 gallons per day.

The Huron plant obtains its water from the City of Huron. The Huron plant utilizes up to 300,000 gallons of water per day.

Both South Dakota plants have or will have a bio-methanator wastewater treatment process resulting in a zero discharge of plant process water. The bio-methanator system that Heartland Grain Fuels intends to use is designed and constructed by Phoenix Bio-Systems, similar to the bio-methanator system Advanced BioEnergy intends to use at its Nebraska facility.

Environmental

Heartland Grain Fuels is subject to federal, state and local environmental laws and regulations, including certain licensing and permitting requirements. The Clean Air Act, relating to the discharge of materials into the air, contains some of the most extensive laws and regulations applicable to the ethanol industry. Heartland Grain Fuels is also subject to compliance with other laws concerning the discharge of materials into the water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of its employees. A violation of these laws and regulations could result in substantial fines, natural resource damage, criminal sanctions, permit or license revocations and/or facility shutdowns. To ensure it remains in compliance with these laws and regulations, Heartland Grain Fuels has implemented programs, procedures, training, and installed pollution control equipment. Operational changes that are necessary to comply with these laws and regulations may not represent optimal production operation. Heartland Grain Fuels does not anticipate a material adverse effect on its business or financial condition as a result of its efforts to comply with these requirements.

There is a risk of liability for the investigation and cleanup of environmental contamination at the Aberdeen and Huron plants. Disposal of hazardous substances at off-site locations are arranged with maximum diligence to ensure proper disposal and minimize risks of future liabilities. However, changing laws and regulations could subject disposal sites to undergo investigation and/or remediation by regulatory agencies, making Heartland Grain

Fuels responsible under the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, or other future environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. Heartland Grain Fuels may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from its plants. Some of these matters may require Heartland Grain Fuels to expend significant amounts for investigation and/or cleanup or other costs. At this time, Heartland Grain Fuels does not have nor does it anticipate any environmental liabilities relating to contamination at or from its facilities or at off-site locations where it has transported or arranged for the disposal of hazardous substances.

As the ethanol industry expands, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require Heartland Grain Fuels to make significant expenditures. Expanding interest in environmental conservation and resource management could result in increased expenditures for environmental controls at the Aberdeen and Huron plants.

Producing and transporting products from the Aberdeen and Huron plants poses potential hazards and risks. Included in these risks is the potential for fires, releases due to natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures, personal injury claims, damage to property and third party claims. To mitigate large claims, Heartland Grain Fuels maintains insurance coverage against some, but not all, potential losses, including physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. To the best of its knowledge, Heartland Grain Fuels’ insurance coverage is adequate and customary for the ethanol industry. However, losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Heartland Grain Fuels does not currently have pending material claims for damages or liability to third parties relating to the hazards or risks of its business.

Other parties operating ethanol plants face similar challenges of managing environmental risks and potential hazards, and are subject to many of the same laws and regulations. For this reason, Heartland Grain Fuels does not foresee any future laws or regulations that would negatively affect its competitive position in the ethanol industry.

Heartland Grain Fuels Employees

Heartland Grain Fuels has 41 full-time employees and 1 part-time employee as of December 1, 2006.

PLANTS UNDER DEVELOPMENT

Indiana Plant

On June 15, 2006, we acquired Indiana Renewable Fuels, LLC, an Indiana limited liability company, through the merger of our wholly owned subsidiary with and into Indiana Renewable Fuels. At the time of the acquisition, Indiana Renewable Fuels had signed a letter of intent with Fagen to build the Indiana plant. We acquired Indiana Renewable Fuels to secure their land options and letter of intent to build the Indiana plant, as we believe that due to the demand for experienced builders of ethanol plants, it would be difficult to find a builder to construct a plant for us in central Indiana on the same time frame and at the same price as the terms set forth in the letter of intent between Indiana Renewable Fuels and Fagen. Subsequent to our acquisition of Indiana Renewable Fuels, we orally agreed with Fagen that it will build the Minnesota plant on the same time frame and terms as those set forth in its letter of intent with Indiana Renewable Fuels for the Indiana plant, and we have entered into a letter of intent with ICM, to build the Indiana plant.

We are in the process of evaluating sites for the proposed 100 million gallons per year Indiana plant. We expect to build the Indiana plant on a site in north central Indiana near Rochester in Fulton County or near Argos in Marshall County, both of which we believe have all the necessary infrastructure and available utilities to qualify as approved sites. We have options to purchase land in both counties for construction of the plant. We intend to use methane gas from the nearby landfill operated by Allied Waste Industries to power the Indiana plant; however, we have not yet obtained any agreement with Allied Waste Industries for supply of methane, and can not be assured that we can ever obtain such an agreement. We have entered into an energy management and agency agreement with U.S. Energy Services, Inc. to manage our energy supplies. U.S. Energy has evaluated the electrical service area and is making contact with area electricity providers. U.S. Energy is preparing requests for proposals (RFPs) to be sent to several suppliers for natural gas service to these sites. These sites would be serviced by the Norfolk Southern Railroad. We have retained the services of Weaver Booz Consultants to assist with the development of this project. To date we have completed topographical surveys, preliminary site design and sub surface review of soil conditions.

We expect to begin construction of the plant in the fall of 2007, assuming the successful completion of our proposed registered securities offering.

The chart below shows corn production in the counties surrounding the possible sites for the proposed Indiana plant in 2001 through 2005.

County	2005 Corn Production (bushels)	2004 Corn Production (bushels)	2003 Corn Production (bushels)	2002 Corn Production (bushels)	2001 Corn Production (bushels)
Cass, IN	17,341,100	17,284,600	13,041,100	12,637,300	15,214,800
Fulton, IN	14,124,900	13,704,800	12,361,500	10,110,800	12,330,700
Kosciusko, IN	14,869,700	15,203,600	15,051,900	11,001,700	14,570,400
Marshall, IN	13,401,000	13,650,200	12,915,500	11,262,900	13,537,100
Miami, IN	11,071,700	11,543,700	10,157,200	7,788,100	11,334,800
Pulaski, IN	15,315,300	16,628,500	12,314,700	14,320,500	15,709,200
Starke, IN	8,247,800	9,055,200	6,951,600	6,698,700	7,399,500
Wabash, IN	11,947,900	11,922,400	10,487,600	6,983,500	11,380,400
Total	106,319,400	108,993,000	93,281,100	80,803,500	101,476,900

Source: USDA, NASS

The Indiana plant will consume approximately 36 million bushels of corn annually. Much of this corn will be originated locally from area producers and commercial elevators by truck. It is expected that up to 30% of the plants’ needs will be rail originated corn. Other area ethanol plants will also be originating a portion of their corn needs from the same origination area. Indiana’s corn production for 2006 is forecasted at 893.5 million bushels in Indiana. According to the Indiana Agricultural Statistics Service, Indiana corn yields are expected to reach a record high of 167 bushels per acre. Some growers expect that up to 80% of Indiana’s row-crop acreage could be planted regularly with two or more years of continuous corn, compared with almost no continuous corn acreage now.

The following chart shows the ten year average corn price in the counties surrounding the possible sites for the proposed Indiana plant:

County	10-Year Average Corn Price ($/Bu.)
Cass, IN	$2.40
Fulton, IN	$2.38
Kosciusko, IN	$2.36
Marshall, IN	$2.42
Miami, IN	$2.36
Pulaski, IN	$2.42
Starke, IN	$2.37
Wabash, IN	$2.34
Total / Avg.	$2.39

Minnesota Plant

We are in the process of evaluating sites for the proposed 100 million gallons per year Minnesota plant. We expect to build our Minnesota plant on a site near Northfield, Minnesota in Rice County. We have options to purchase land in Rice County, Minnesota for construction of the plant. The proposed site provides direct access to the Union Pacific main line, DME and Progressive railways. We have submitted plans for preliminary site and rail design to the various railroads for approval. Based on current Rice County zoning requirements, our proposed site for the Minnesota plant may need to be rezoned, and a conditional use permit will likely be required. Bridgewater Township, Minnesota, where the proposed plant would be located, has adopted a one-year moratorium on ethanol plant construction while the township considers whether to adopt its own zoning code.

U.S. Energy has started utility research for this facility. To date, it has received two proposals for electrical service for this site. RFPs have been sent to Northern Natural Gas Pipeline Company and to two local natural gas utility companies. We have entered into an agreement with Summit Envirosolutions to complete the phase 1 environmental assessment and to do the hydrology study for this site. We have had test production wells drilled on this site and will be completing the required testing to assure adequate water supply. We have also engaged

Westwood Professional Services to assist with site development. Westwood has completed the ALTA survey, wetland delineation and archeological review and has started collecting data for the environmental assessment worksheet. ICM has started data collection at this site for various construction and operating permits.

The chart below shows corn production in several Minnesota counties in 2001 through 2005.

County	2005 Corn Production (bushels)	2004 Corn Production (bushels)	2003 Corn Production (bushels)	2002 Corn Production (bushels)	2001 Corn Production (bushels)
Carver, MN	10,037,700	9,362,400	8,047,500	9,257,500	6,746,500
Dakota, MN	15,294,600	15,955,800	12,644,000	14,464,800	9,419,200
Goodhue, MN	23,548,800	23,656,200	19,592,000	20,925,100	16,515,500
Hennepin, MN	2,074,800	2,355,600	1,634,800	2,249,600	1,767,300
Le Sueur, MN	15,200,000	15,961,600	13,746,000	13,753,200	10,988,000
Rice, MN	12,179,200	12,937,000	11,330,500	12,952,500	10,071,000
Scott, MN	5,623,500	6,256,000	5,600,700	6,275,500	4,271,400
Total	83,958,600	86,484,600	72,595,500	79,878,200	59,778,900

Source: USDA, NASS

We anticipate this facility will need approximately 36 million bushels of corn per year. We expect the majority of the corn will be obtained from local markets by truck. Currently, the corn in this area is sold primarily to livestock producers and exported via barge. Area river terminals at Red Wing and Savage, Minnesota receive most of the barge-shipped grain.

The following chart shows the ten-year average corn price in the counties surrounding the possible sites for the proposed Minnesota plant:

County	10-Year Average Corn Price ($/Bu.)
Carver, MN	$2.18
Dakota, MN	$2.18
Goodhue, MN	$2.18
Hennepin, MN	$2.18
Le Sueur, MN	$2.17
Rice, MN	$2.17
Scott, MN	$2.18
Total / Avg.	$2.18

EMPLOYEES

Prior to completion of the construction of the Nebraska plant and commencement of operations at that plant, we intend to hire approximately 45 full-time employees for the Nebraska plant. As of December 1, 2006, we have nine full-time employees, and Heartland Grain Fuels has 41 full-time employees and 1 part-time employee. None of these employees are covered by a collective bargaining agreement.

We intend to enter into written confidentiality and assignment agreements with our officers and employees. Among other things, these agreements will require such officers and employees to keep all proprietary information developed or used by us in the course of our business strictly confidential.

Our success will depend in part on our ability to attract and retain qualified personnel at a competitive wage and benefit level. We must hire qualified managers, accounting, human resources and other personnel. We operate in rural areas with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those we have assumed in our projects. If we are unsuccessful in this regard, we may not be competitive with other ethanol plants and your investment may lose value.

STRATEGIC PARTNERS

Fagen, Inc.

Fagen, Inc. was co-founded by Roland “Ron” Fagen, its chief executive officer and president, and originally began in 1972 as Fagen-Pulsifer Building, Inc. It became Fagen, Inc. in 1988. Fagen has more than 25 years’ experience in the ethanol industry. Fagen employed over 1,000 construction workers in 2005 and employs approximately 120 personnel at its headquarters and two regional offices. Fagen designs and constructs ethanol plants around the country. Fagen’s other construction commitments could cause it to run out of sufficient resources to timely construct our plants. This could result in construction delays if Fagen is not able to perform according to the timetable we anticipate.

Fagen Engineering, LLC was formed in 1996 to assist Fagen, Inc. with the construction process. Fagen Engineering is a full-service design engineering firm.

The expertise of Fagen, Inc. in integrating process and facility design into the construction of an operationally efficient facility is very important. Fagen Energy, Inc., an affiliate of Fagen, Inc., currently owns 400,000 units of ABE.

Design-Build Agreement with Fagen, Inc. for Construction of the Nebraska Plant

On March 16, 2006, we entered into a lump-sum design-build agreement with Fagen, Inc. to design and construct a 100 million gallons per year dry mill ethanol production facility on our site near Fairmont, Nebraska. Under the terms of this agreement, we will pay Fagen $98.0 million (not including approximately $2 million allowance for change orders), subject to any mutually agreed-upon adjustments and subject to a credit for the amount we previously paid to Fagen Engineering, LLC for engineering services. Under the terms of the agreement, Fagen has guaranteed that the plant will operate at a rate of 100 million gallons per year of denatured fuel grade ethanol.

Phase I and Phase II Engineering Services Agreement for Nebraska Plant with Fagen Engineering, LLC

We have executed a phase I and phase II engineering services agreement with Fagen Engineering, LLC, an affiliate of our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering performs the engineering services for projects constructed by Fagen. The engineering and design services fees are credited against the total design-build costs.

Oral Agreement with Fagen, Inc. for Construction of the Minnesota Plant

We have an oral agreement with Fagen to enter into a design-build agreement for the design and construction of our proposed Minnesota ethanol plant. No definitive agreement has been executed, and it is possible that the parties will not agree to terms and will not execute a design-build agreement.

ICM, Inc.

ICM is a full-service engineering and manufacturing firm based in Colwich, Kansas and founded in 1995 by president and chief executive officer, Dave Vander Griend. We expect that ICM will serve as the design-build contractor for the Indiana plant. Based upon discussions with Fagen and ICM and provisions found in our lump-sum design-build agreement with Fagen for the Nebraska Plant, we expect that ICM will serve as the principal subcontractor for the Nebraska plant and provide the process engineering operations for Fagen. Based on discussions with Fagen and ICM, we currently anticipate that ICM will serve as the principal subcontractor for the Minnesota plant and provide the process engineering operations for Fagen; however, we have reached no definitive agreements with ICM for these services. We have also entered into binding agreements with ICM to provide certain environmental consulting services on a time and material basis for all three plants.

ICM has been involved in the research, design and construction of ethanol plants for many years. ICM employs approximately 500 employees, including 75 engineers working in the areas of project management, electrical and process engineering; 90 craftsmen, welders and painters, 95 full-time field employees, and a staff of scientists and technicians in its research and development laboratories. To date, ICM has been involved in the design and/or construction of 82 ethanol plants in the United States; those plants are located in 17 different states. At present there are an additional 41 ICM-designed plants under construction; 32 are being constructed by Fagen, Inc., and 9 by ICM, Inc. There are approximately an additional 50 plants presently under design at Fagen and ICM that will utilize ICM process engineering and technology.

Design-Build Agreement with ICM for Construction of the Aberdeen Plant Expansion

Effective July 14, 2006, Heartland Grain Fuels entered into a design-build agreement with ICM to establish a 40 million gallons per year dry mill corn processing ethanol production facility adjacent to the current Aberdeen plant. Under the terms of the agreement, ICM guarantees that the plant will meet certain performance criteria during a seven-day performance test that indicate the plant is capable of producing annually a certain amount of ethanol and distillers grains if operated in accordance with ICM’s instructions. Heartland Grain Fuels expects that the plant will be finished in the first calendar quarter of 2008. We currently anticipate the construction costs for the project, including start-up costs and working capital, will be $78.0 million, subject to any mutually agreed-upon adjustments.

Letter of Intent with ICM for Construction of the Indiana Plant

We have entered into a letter of intent with ICM, Inc. for the design and construction of our Indiana ethanol plant. We expect to enter into a definitive design-build agreement with ICM, Inc. that will set forth in detail the design and construction services provided by ICM. Construction of the project is expected to take 16 months. We anticipate completion of plant construction during the first calendar quarter of 2009.

CONSTRUCTION AND TIMETABLE FOR COMPLETION OF THE PLANTS

We estimate that the Nebraska plant will be operational in September 2007. We estimate that the Indiana plant will be operational in the first calendar quarter of 2009. We expect the Aberdeen plant expansion to be completed in the first calendar quarter of 2008. We expect to begin construction of the proposed Minnesota plant no sooner than the fall of 2007.

Plant	Start Date (Construction)	Completion Date
Nebraska	May 2006	September 2007
Aberdeen Plant Expansion	December 2006	First calendar quarter of 2008
Indiana	Fall of 2007	First calendar quarter of 2009
Minnesota	No sooner than fall of 2007	16 to 20 months from start date

HAZARDOUS CONDITIONS

There can be no assurance that we will not encounter hazardous conditions at a plant site. We are relying on Fagen to determine the adequacy of the Nebraska site for construction of the ethanol plant. We may encounter hazardous conditions at the chosen site that may delay the construction of the ethanol plant. Fagen will not be responsible for any hazardous conditions encountered at the site. Upon encountering a hazardous condition, Fagen will suspend work in the affected area. If we receive notice of a hazardous condition, we must correct the condition prior to continuing construction. The presence of a hazardous condition will likely delay construction of the ethanol plant and may require significant expenditure of our resources to correct the condition. In addition, Fagen will be entitled to an adjustment in price if it has been adversely affected by the hazardous condition. If we encounter any hazardous conditions during construction that require time or money to correct, such event may have a material adverse effect on our operations, cash flows and financial performance.

NUISANCE

Ethanol production has been known to produce an odor to which surrounding residents could object. Ethanol production may also increase dust in the area due to operations and the transportation of grain to the plant and ethanol and distillers dried grains from the plant. These activities may subject us to nuisance, trespass or similar claims by employees, property owners or residents in the vicinity of the plants. To help minimize the risk of nuisance claims based on odors related to the production of ethanol and its by-products, we intend to install a thermal oxidizer in the plants. Nonetheless, any such claims or increased costs to address complaints may have a material adverse effect on us and our operations, cash flows and financial performance.

We are not currently involved in any litigation involving nuisance or any other claims.

FACILITIES

The table below provides a summary of our ethanol plants in operation, under construction and in development as well as projects that we are currently evaluating as of December 1, 2006:

Location	Status	Ethanol Production Capacity	Estimated Distillers Grains Production	Production Process	Primary Energy Source	Builder
		(million gallons per year)
Nebraska	Under construction(1)	100	321,000	Dry-Mill	Natural Gas	Fagen
Aberdeen, SD	In operation(2)	9	68,500 tons	Dry-Mill	Natural Gas	Broin
Huron, SD	In operation(2)	30	209,500 tons	Dry-Mill	Natural Gas	ICM
Aberdeen, SD	Under construction(3)	40	130,000 tons	Dry-Mill	Natural Gas	ICM
Indiana	In development(4)	100	321,000	Dry-Mill	Natural Gas/ Methane	ICM
Minnesota	In development(5)	100	321,000	Dry-Mill	Natural Gas	Fagen

(1)             We commenced site preparation activities in December 2005. We expect the plant to have construction completed in September 2007. We believe that this facility is adequately covered by insurance.

(2)             We currently have a 53% limited partnership interest in Heartland Grain Fuels, which owns the Aberdeen and Huron plants; we own 51% of the common shares of Dakota Fuels , the general partner of Heartland Grain Fuels. We have an agreement to purchase the remaining interests in Heartland Grain Fuels and common shares of Dakota Fuels with Heartland Producers, subject to certain conditions, including the approval of the members of Heartland Producers. We believe that these facilities are adequately covered by insurance.

(3)             Heartland Grain Fuels began construction of this expansion facility in December of 2006. Heartland Grain Fuels expects the plant to be completed and in substantial operation during the first calendar quarter of 2008. We believe that this facility is adequately covered by insurance.

(4)             Depending on our success in our proposed registered securities offering, we expect to begin site preparation activities in the spring of 2007, and to complete construction in the first calendar quarter of 2009.

(5)             We intend to commence construction on this facility in the fall of 2007 and have construction completed in 16 to 20 months.

Plant Site Selection

We intend to utilize our experience and the skills of our strategic partners to continue the development of our existing plants, identify new sites and develop additional plants in the future. Our site location criteria include many factors. First among these are corn, water and energy supplies as inputs and ethanol and distillers grains markets for our outputs.

We utilize in-house expertise as well as industry-leading consultation services to analyze the feasibility of obtaining corn as feedstock for each potential site and weigh that knowledge with a similar analysis of logistical advantages and disadvantages in moving ethanol to both existing and projected new markets. We begin consultation with relevant rail carriers early in the process for corn supply, ethanol and distillers grains transportation and begin equally early our consultation with local corn farmers and cooperatives for feedstock supply.

We contract with industry leaders for assistance in analysis of water and natural gas for production processes. At the same time, we work with local electricity suppliers to secure a plant’s electrical power. All of our plants that are either operating or under construction are designed, engineered and constructed by Fagen or ICM in either case using ICM process technology.

Nebraska Plant

In October 2005, we exercised two options and purchased land near the city of Fairmont, Nebraska, on which we will construct our Nebraska plant. We expect to complete construction of this 100 million gallons per year ethanol production facility on this site in September of 2007. As of December 1, 2006, the basic site work at the Nebraska plant was substantially completed. The railroad grading is nearly complete, roads have been graded, driers have been placed, the drainage system is nearly complete and a test water well has been completed. The site is accessible for construction operations and material deliveries. This property is owned by ABE Fairmont, LLC, our wholly owned subsidiary, and is subject to a mortgage in favor of CoBank, ACB.

We selected our primary Nebraska plant site because of the site’s location relative to existing grain production, accessibility to road and rail transportation and proximity to major population centers. The site is near the main line of the Burlington Northern Santa Fe Railroad. In addition, the site is also in close proximity to the intersection of U.S. Highways 6 and 81. The Nebraska plant is also located in close proximity to several central Nebraska feedlots, which provides us with an opportunity to sell a greater portion of our distillers grains production in modified wet form, thus reducing our energy costs.

Capacity

Upon completion of the Nebraska plant, it will have a production capacity of 100 million gallons per year of ethanol and approximately 321,000 tons of dried distillers grains per year. We anticipate that our Nebraska plant will need approximately 36 million bushels of grain per year for our dry milling process, which represents approximately 18% of the 201 million bushels produced in the nine-county area surrounding the location of our Nebraska plant in 2005. We expect the corn supply for our plant will be obtained primarily from local markets. Traditionally, corn grown in the area around Fairmont, Nebraska has been fed locally to livestock or exported for feeding or processing.

Transportation

The Nebraska plant is expected to have the facilities to receive grain by truck and rail and to load ethanol and distillers grains onto trucks and rail cars. In terms of freight rates, rail is currently considerably more cost effective than truck transportation to the more distant markets. The BNSF Railroad will provide rail service to the Nebraska site. The BNSF Railroad has developed unit train rates that allow lower rail freight rates. On May 5, 2006, we entered into a track material purchase agreement with The Tie Yard of Omaha to purchase relay rail, joint bards, tie plates, cross ties and reconditioned turnouts. On May 5, 2006, we entered into a real estate purchase agreement with Fillmore Western Railway Company for the purchase of certain property for railroad right of way and track material, as well as an easement to use their right of way for the purpose of underground pipeline and other utilities. The Nebraska plant will have the proper trackage to allow it to load larger unit trains and receive lower freight rates.

Energy Agreements

On November 20, 2006, we entered into an energy management agreement and an agency authorization agreement with U.S. Energy Services, Inc. to manage our energy supplies for our Nebraska plant. As a part of this agreement, U.S. Energy Services has agreed to solicit bids and negotiate, execute and administer energy supply contracts, interstate transportation contracts and local distribution company transportation contracts on our behalf. We have entered into an agreement for electric service to the Nebraska plant and plan to enter into an agreement with a local gas utility to provide our needed energy. There can be no assurance that those utilities will be able to reliably supply the gas and electricity that we need.

The Nebraska plant will require approximately 3.2 billion cubic feet of natural gas per year. The plant will produce process steam from its own boiler systems and dry the distillers dried grains co-product via a direct gas-fired dryer. U.S. Energy Services has identified three possible natural gas providers that could supply gas to the Nebraska plant and is currently soliciting bids from suppliers and existing gas distribution utilities to build, operate, manage and maintain those natural gas services. We are currently constructing our own natural gas pipeline from a common carrier main pipeline for the Nebraska plant. The expected cost for this pipeline is $4.2 million. The price we will pay for natural gas has not yet been determined. Natural gas prices are volatile and may lead to higher operating costs. Between January 1, 2001 and June 30, 2006, the price per MMBtu of natural gas based on NYMEX has ranged from a low of $1.83 to a high of $15.38. On November 29, 2006, the price of the NYMEX future contract for January delivery settled at $8.871 per MMBtu. Additionally, future weather-related events may also adversely impact the supply and/or price of natural gas.

On April 25, 2006, we entered into a contract for electric service with Perennial Public Power District, a public corporation and political subdivision of the State of Nebraska. This agreement will remain in effect for a term of five years from the initial billing period. The agreement will be renewed automatically thereafter on an annual basis unless 12 months’ written notice of termination is given by either party. Pursuant to this agreement, we agreed to purchase, and Perennial Public Power District agreed to supply, all of the electric power and energy needed by the Nebraska plant. Perennial has agreed to install and maintain the subtransmission line and substation facilities needed for electric service. As a condition to Perennial Public Power District installing the required electric service facilities, we have agreed to pay actual construction costs to Perennial Public Power District that exceed $812,394. The amount that we must pay is currently estimated at approximately $1.2 million. Preliminary estimates on the delivered cost of electricity are from $0.037 to $0.0385 per kWh.

Employees and Operations

We expect to employ approximately 45 individuals at the Nebraska plant.

Financing

In May 2006, we raised $59.4 million net of offering expenses through the sale of units. Effective February 17, 2006, we entered into various loan agreements with Farm Credit Services of America, FLCA, known as Farm Credit, establishing a senior credit facility with Farm Credit for the construction of the Nebraska plant. To date, we believe we have secured sufficient debt and equity financing to complete the Nebraska plant.

Aberdeen Plant

In November 2006, we acquired a non-controlling interest in Heartland Grain Fuels, which owns and operates a 9 million gallon per year ethanol production facility in Aberdeen, South Dakota and a 30 million gallons per year ethanol production facility in Huron, South Dakota. In December 2006, construction began on a plant adjacent to the existing production facility in Aberdeen that will produce an additional 40 million gallons per year of ethanol. We anticipate that construction will be complete on that expansion facility during the first calendar quarter of 2008. Heartland Grain Fuels leases the Aberdeen property from SDWG pursuant to a 99-year lease agreement, set to expire in 2090. Heartland Grain Fuels’ interest is subject to a mortgage in favor of CoBank, ACB.

Capacity

Heartland Grain Fuels’ existing Aberdeen plant has production capacity of 9 million gallons per year of ethanol, and 65,000 tons of wet distillers grains and 3,500 tons of dry distillers grains per year. This facility currently processes 3.3 million bushes of corn per year. After the expansion, we expect that this facility will process approximately 18.1 million bushels of corn per year, which represents approximately 10% of the approximately 169 million bushels of corn grown in the counties surrounding the Aberdeen and Huron plants in 2005. Currently, our needs represent approximately 2% of the approximately 169 million bushels of corn grown in the counties surrounding the Aberdeen and Huron plants as of 2005.

Transportation

Heartland Grain Fuels distributes ethanol from its Aberdeen plant (FOB Aberdeen plant) via truck and rail, as determined by Aventine, pursuant to an ethanol marketing agreement. Heartland Grain Fuels would have to find alternative methods of selling its ethanol if Aventine is unable to fulfill its obligations under the ethanol marketing agreement.

Energy Agreements

Northwestern Energy currently supplies Heartland Grain Fuels with all of its natural gas requirements for the Aberdeen plant. As part of the Aberdeen expansion, Heartland Grain Fuels is building a new natural gas pipeline that it will own and operate. The new pipeline will originate at the Northern Border transmission line and be approximately three miles in length. Total cost for the tap and pipeline is expected to be less than $3 million. The existing and expanded plant in Aberdeen will utilize this new pipeline for its natural gas needs. There are no marketing agreements for natural gas at the Aberdeen facility.

The price Heartland Grain Fuels will pay for natural gas has not yet been determined. Natural gas prices are volatile and may lead to higher operating costs. Heartland Grain Fuels has entered into an agreement with Golden Plains Energy Group, LLC to assist with the gas management of the Aberdeen plant. Natural gas prices and availability are affected by weather conditions and overall economic conditions.

The Aberdeen plant has been and will continue to be serviced by Northwestern Energy. Northwestern will be providing the added power for the Aberdeen expansion without any additional capital investments by Heartland Grain Fuels.

Employees and Operations

Heartland Grain Fuels currently employ 23 full-time individuals at the Aberdeen facility.

Financing

We acquired Heartland Grain Fuels through a payment of cash and our agreement to acquire Heartland Grain Fuels subject to its existing debt. In connection with the transaction and with our consent, Heartland Grain Fuels and Dakota Fuels, Heartland Grain Fuels’ general partner, amended various loan agreements to permit Heartland Grain Fuels to borrow up to $6.75 million and $35.25 million under the revolving term loan supplements and multiple advance term loan supplements, respectively. Heartland Grain Fuels intends to fund its principal liquidity requirements through cash and cash equivalents, cash provided by operations, borrowings under its existing loan agreements and additional debt and equity. Heartland Grain Fuels believes its existing sources of liquidity will be sufficient to meet the cash requirements of its operating and investing activities through at least February 2007, at which time it will need to seek additional sources of debt or obtain additional equity investments from its partners in order to fund liquidity requirements related to the Aberdeen plant expansion.

Huron Plant

In November 2006, we acquired a non-controlling interest in Heartland Grain Fuels, which owns and operates a 9 million gallons per year ethanol production facility in Aberdeen, South Dakota and a 30 million gallons per year ethanol production facility in Huron, South Dakota. In December 2006, construction began on an plant adjacent to the existing production facility in Aberdeen that will produce an additional 40 million gallons per year of ethanol. We anticipate that construction will be complete on that expansion facility during the first calendar quarter of 2008. Heartland Grain Fuels leases the Aberdeen property from SDWG pursuant to a 99-year lease agreement, set to expire in 2097. Heartland Grain Fuels’ interest is subject to a mortgage in favor of CoBank, ACB.

Capacity

Heartland Grain Fuels existing Huron plant has production capacity of 30 million gallons per year of ethanol and 183,000 tons of wet distillers grains and 26,500 tons of dry distillers grains per year. This facility processes approximately 11.1 million bushels of corn per year, which represents approximately 6.5% of the approximately 169 million bushels of corn grown in the counties surrounding the Aberdeen and Huron plants in 2005.

Transportation

Heartland Grain Fuels distributes ethanol from its Huron plant (FOB Huron plant) via truck and rail, as determined by Aventine, pursuant to an ethanol marketing agreement. Heartland Grain Fuels would have to find alternative methods of selling its ethanol if Aventine is unable to fulfill its obligations under the ethanol marketing agreement.

Energy Agreements

Northwestern Energy currently supplies Heartland Grain Fuels with all of its natural gas requirements for the Huron plant. There are no specific supply or marketing agreements in existence for the Huron plant; rather, natural gas is purchased on a month-to-month basis.

The price Heartland Grain Fuels will pay for natural gas has not yet been determined. Natural gas prices are volatile and may lead to higher operating costs. Heartland Grain Fuels has entered into an agreement with Golden Plains Energy Group, LLC to assist with the gas management of the Huron plant. Natural gas prices and availability are affected by weather conditions and overall economic conditions.

Heartland Grain Fuels entered into an electric supply agreement with Dakota Energy Cooperative on October 21, 1998 to provide electrical services for the Huron plant. That agreement remains in effect for the Huron plant.

Employees and Operations

We currently employ 20 full-time individuals at the Huron plant.

Financing

We acquired Heartland Grain Fuels through a payment of cash and our agreement to acquire Heartland Grain Fuels subject to its existing debt. In connection with the transaction and with our consent, Heartland Grain Fuels and Dakota Fuels, Heartland Grain Fuels’ general partner, amended various loan agreements to permit Heartland Grain Fuels to borrow up to $6.75 million and $35.25 million under the revolving term loan supplements and multiple advance term loan supplements, respectively. Heartland Grain Fuels intends to fund its principal liquidity requirements through cash and cash equivalents, cash provided by operations, borrowings under its existing loan agreements and additional debt and equity. Heartland Grain Fuels believes its existing sources of liquidity will be sufficient to meet the cash requirements of its operating and investing activities through at least February 2007, at which time it will need to seek additional sources of debt or obtain additional equity investments from its partners in order to fund liquidity requirements related to the Aberdeen plant expansion.

Aberdeen Plant Expansion

In December 2006, construction began on a plant adjacent to the existing production facility in Aberdeen that will produce an additional 40 million gallons per year of ethanol. We anticipate that construction will be complete on that expansion facility during the first calendar quarter of 2008. Heartland Grain Fuels has entered into an agreement to purchase property adjacent to the current Aberdeen facility for use in the expansion.

Capacity

Our existing Aberdeen plant has production capacity of 9 million gallons per year of ethanol and 30,000 tons of distillers grains per year. This facility currently processes 3.3 million bushes of corn per year. After the expansion, we expect that this facility will process approximately 18.1 million bushels of corn per year, which will represent approximately 10% of the approximately 169 million bushels of corn grown in the counties surrounding the Aberdeen and Huron plants in 2005.

Transportation

Heartland Grain Fuels currently distributes ethanol from its Aberdeen plant (FOB Aberdeen plant) via truck and rail, as determined by Aventine, pursuant to an ethanol marketing agreement. It is expected that the expanded facility will continue to distribute ethanol (FOB Expanded Aberdeen plant) via truck and rail, as determined by Aventine pursuant to the aforementioned ethanol marketing agreement. Heartland Grain Fuels would have to find alternative methods of selling its ethanol if Aventine is unable to fulfill its obligations under the ethanol marketing agreement.

Energy Agreements

Northwestern Energy currently supplies Heartland Grain Fuels with all of its natural gas requirements for the Aberdeen plant. As part of the Aberdeen expansion, Heartland Grain Fuels is building a new natural gas pipeline that it will own and operate. The new pipeline will originate at the Northern Border transmission line and be approximately three miles in length. Total cost for the tap and pipeline is expected to be less than $3 million. The existing and expanded plant in Aberdeen will utilize this new pipeline for its natural gas needs. There are no marketing agreements for natural gas at the Aberdeen facility.

The price Heartland Grain Fuels will pay for natural gas has not yet been determined. Natural gas prices are volatile and may lead to higher operating costs. Heartland Grain Fuels has entered into an agreement with Golden Plains Energy Group, LLC to assist with the gas management of the Aberdeen plant. Natural gas prices and availability are affected by weather conditions and overall economic conditions.

The Aberdeen plant has been and will continue to be serviced by Northwestern Energy. Northwestern will be providing the added power for the Aberdeen expansion without any additional capital investments by Heartland Grain Fuels.

Employees and Operations

Upon completion of the expansion we expect to employ 37 full-time individuals at the Aberdeen facilities.

Financing

We acquired Heartland Grain Fuels through a payment of cash and our agreement to acquire Heartland Grain Fuels subject to its existing debt. In connection with the transaction and with our consent, Heartland Grain Fuels and Dakota Fuels, Heartland Grain Fuels’ general partner, amended various loan agreements to permit Heartland Grain Fuels to borrow up to $6.75 million and $35.25 million under the revolving term loan supplements and multiple advance term loan supplements, respectively. Heartland Grain Fuels intends to fund its principal liquidity requirements through cash and cash equivalents, cash provided by operations, borrowings under its existing loan agreements and additional debt and equity. Heartland Grain Fuels believes its existing sources of liquidity will be sufficient to meet the cash requirements of its operating and investing activities through at least February 2007, at which time it will need to seek additional sources of debt or obtain additional equity investments from its partners in order to fund liquidity requirements related to the Aberdeen plant expansion.

Indiana Plant

On June 15, 2006, we acquired Indiana Renewable Fuels, LLC, an Indiana limited liability company, through a merger of our wholly owned subsidiary with and into Indiana Renewable Fuels. At the time of the acquisition, Indiana Renewable Fuels had signed a letter of intent with Fagen to build the Indiana plant. We acquired Indiana Renewable Fuels to secure their land options and letter of intent to build the Indiana plant, as we believe that due to the demand for experienced builders of ethanol plants, it would be difficult to find a builder to construct a plant for us in central Indiana on the same time frame and at the same price as the terms set forth in the letter of intent between Indiana Renewable Fuels and Fagen. We are in the process of evaluating sites for our proposed 100 million gallons per year Indiana plant. We expect to build the Indiana plant on a site in north central Indiana near Rochester in Fulton County or near Argos in Marshall County, both of which we believe have all the necessary infrastructure and available utilities to qualify as approved sites. We have options to purchase land in both counties for construction of the plant. To date we have completed topographical surveys, preliminary site design and sub surface review of soil conditions. We expect to begin construction of the plant in the fall of 2007, assuming the successful completion of our proposed registered securities offering.

Capacity

When completed, we anticipate that our Indiana plant will have an output of 100 million gallons per year of ethanol and 321,000 tons of distillers grains per year. We expect that this facility will process approximately 36 million bushels of corn annually, which represents approximately 34% of the approximately 106 million bushes of corn grown in the neighboring counties in 2005. Much of our corn will be originated locally from area producers.

Transportation

Much of the 36 million annual bushels of corn will be originated locally from area producers and commercial elevators by truck. It is expected that up to 30% of the plants’ needs will be rail-originated corn.

Energy Agreements

On November 20, 2006, we entered into an energy management agreement and an agency authorization agreement with U.S. Energy Services, Inc. to manage our energy supplies for our Indiana plant. As a part of this agreement, U.S. Energy Services has agreed to solicit bids and negotiate, execute and administer energy supply contracts, interstate transportation contracts and local distribution company transportation contracts on our behalf.

We intend to use methane gas from the nearby landfill operated by Allied Waste Industries to power the Indiana plant; however, we have not yet obtained any agreement with Allied Waste Industries for supply of methane, and can not be assured that we can ever obtain such an agreement. U.S. Energy has evaluated the electrical service area and is making contact with area electricity providers. U.S. Energy is preparing requests for proposals (RFPs) to be sent to several suppliers for natural gas service to these sites. These sites would be serviced by the Norfolk Southern Railroad. We have retained the services of Weaver Booz Consultants to assist with the development of this project.

Employees and Operations

We currently employ 1 individual at this facility. Upon the commencement of operations of the plant, we expect to employ 45 full-time employees.

Financing

Assuming the maximum amount is raised in our proposed registered securities offering, we expect to generate net proceeds of at least $55.0 million to partially finance the construction and start-up costs of the Indiana plant. We intend to finance the balance of the costs for the Indiana plant through senior and subordinate debt financing. However, no definitive agreement has been reached on this debt financing.

Minnesota Plant

We are in the process of evaluating sites for the proposed 100 million gallons per year Minnesota plant. We expect to build our Minnesota plant on a site near Northfield, Minnesota in Rice County. We have options to purchase land in Rice County, Minnesota for construction of the plant. The proposed site provides direct access to the Union Pacific main line, DME and Progressive railways. We have submitted plans for preliminary site and rail design to the various railroads for approval. Based on current Rice County zoning requirements, our proposed site for the Minnesota plant may need to be rezoned, and a conditional use permit will likely be required. Bridgewater

Township, Minnesota, where the proposed plant would be located, has adopted a one-year moratorium on ethanol plant construction while the Township considers whether to adopt its own zoning code.

Capacity

When completed, we expect that our Minnesota facility will have a capacity of 100 million gallons per year of ethanol and 321,000 tons of distillers grains per year. We anticipate this facility will need approximately 36 million bushels of corn per year, which represents approximately 42.9% of the approximately 84 million bushes of corn grown in the neighboring counties in 2005. Much of our corn will be originated locally from area producers.

Transportation

Much of our corn will be originated locally from area producers by truck.

Energy Agreements

U.S. Energy has started utility research for this facility. To date, it has received two proposals for electrical service for this site. RFPs have been sent to Northern Natural Gas Pipeline Company and to two local natural gas utility companies. We have entered into an agreement with Summit Envirosolutions to complete the phase 1 environmental assessment and to do the hydrology study for this site. We have had test production wells drilled on this site and will be completing the required testing to assure adequate water supply. We have also engaged Westwood Professional Services to assist with site development. Westwood has completed the ALTA survey, wetland delineation and archeological review and has started collecting data for the environmental assessment worksheet. ICM has started data collection at this site for various construction and operating permits.

Employees

Upon commencement of operations of the Minnesota plant, we expect to employ approximately 45 full-time employees at this facility.

Financing

We have not yet determined the construction and start-up costs for the Minnesota plant. We are expecting to use a portion of the proceeds from our proposed registered securities offering, assuming we raise the maximum amount offered, to continue to work on the preliminary design and development of the Minnesota plant. We anticipate that we will need to raise additional equity, senior debt and subordinate debt to fund construction and start-up costs of the Minnesota plant. No definitive agreements have been reached regarding this additional financing. At this time, we do not know if this financing will be available to us and if it is, what business and financial conditions will be imposed on us to obtain this financing. If we do not obtain the needed financing, we may choose not to construct the Minnesota plant.

Projects Under Evaluation

We are also evaluating several additional projects. We have identified a number of potential sites for these projects and are currently conducting feasibility studies on these sites.

OTHER PROPERTIES

We lease our principal executive offices, which are located in Minnetonka, Minnesota. We also lease office space in Geneva, Nebraska and in Rochester, Indiana.

COMBINATION WITH HEARTLAND GRAIN FUELS

On November 7, 2006, we entered into a partnership interest and stock purchase agreement with Heartland Grain Fuels, South Dakota Wheat Growers Association, known as SDWG, Heartland Producers and Dakota Fuels, for the purchase of 95% of the partnership interests in Heartland Grain Fuels, known as the first purchase agreement.

Additionally, on November 7, 2006 we entered into a partnership interest purchase agreement with Aventine Renewable Energy, Inc., Heartland Grain Fuels, SDWG, Heartland Producers and Dakota Fuels for the purchase of Aventine’s 5% limited partnership interest in Heartland Grain Fuels. We refer to this agreement as the second purchase agreement, and we refer to the first purchase agreement and second purchase agreement collectively as the purchase agreements.

The First Purchase Agreement. Pursuant to the first purchase agreement, SDWG and Heartland Producers each agreed to sell to us 100% of their limited partnership interests in Heartland Grain Fuels and 100% of their stock in Dakota Fuels, the general partner of Heartland Grain Fuels. The transaction is a two-step process with two separate closings. The first closing took place on November 8, 2006. At the first closing, we acquired 100% of SDWG’s limited partnership interest in Heartland Grain Fuels and 100% of SDWG’s stock in Dakota Fuels. As a result of these acquisitions, we own approximately 53% of the limited partnership interests in Heartland Grain Fuels.

The second closing is slated to occur at a future date to be determined by Heartland Producers and us. Together, SDWG and Heartland Producers held 95% of the partnership interests in Heartland Grain Fuels, including indirect ownership of Dakota Fuels’ ..818% interest in Heartland Grain Fuels as general partner and 94.182% of the limited partnership interests. Pursuant to the first purchase agreement, we agreed to pay $15,860,020 in cash and issue to SDWG and Heartland Producers a total of 2,499,999 of our units.

At the first closing, we paid $8,065,895 cash and issued 1,271,452 units, 50,857 of which were placed in escrow to secure SDWG’s indemnification obligations. The balance, $7,794,124 cash and 1,228,547 units, of which 49,143 will be placed in escrow to secure Heartland Producers’ indemnification obligations, will be paid and issued at the second closing to Heartland Producers.

The first purchase agreement contains various representation and warranties relating to Heartland Grain Fuels and the partnership interests and common shares purchased by us as well as certain covenants by the parties. With limited exceptions, those representations and warranties only survive for a six-month period after the first closing and our exclusive recourse for breach of representations and warranties is generally limited to units that have been placed in escrow for purposes of the indemnification obligations of SDWG and, if the second closing occurs, Heartland Producers under the first purchase agreement. We have agreed under certain circumstances to indemnify SDWG and, if the second closing occurs, Heartland Producers for breach of our representations, warranties and covenants. With limited exceptions, no party has any right to indemnification until it has incurred aggregate damages in excess of $500,000 and claims for damages are capped at $2.0 million.

The second closing is subject to various conditions, including approval of the transaction by the requisite vote of the members of Heartland Producers.

In connection with the first closing, we entered into a grain origination agreement, an investors rights agreement and non-solicitation agreements with SDWG.

The grain origination agreement provides for SDWG to supply Heartland Grain Fuels with its corn requirements. The grain origination agreement was negotiated in connection with the first purchase agreement and may or may not be as favorable to Heartland Grain Fuels as the terms generally available from an unaffiliated third party. In addition, this arrangement could cause SDWG to have a conflict of interest in decision making related to its ownership of our units. These conflicts could threaten our ability to consummate other projects or transactions.

The investor rights agreement gives SDWG demand registration rights and the right to designate a director of our company.

The non-solicitation agreement with SDWG restricts SDWG from employing any person who was our employee or an employee of Heartland Grain Fuels during the 12-month period preceding the first closing and from contacting any of our suppliers or customers, or the suppliers or customers of Heartland Grain Fuels, during the 12-month period preceding the first closing, for the purpose of diverting any such supplier or customer. We have entered into a similar non-solicitation agreement with SDWG restricting our employment or diversion of SDWG employees, suppliers or customers.

In connection with the first closing, we also entered into an employment agreement with Bill Paulsen, the general manager of Heartland Grain Fuels pursuant to which he became our employee and will serve as vice president of production. Pursuant to the terms of his employment agreement, Mr. Paulsen is an employee at will but is entitled to one year’s severance if he is terminated by us without cause or terminates his employment with us for good reason.

Immediately following the first closing, the limited partnership agreement of Heartland Grain Fuels was amended to provide that if the second closing occurs, Heartland Producers will be allocated an amount of income or loss and credits which would have been allocated to Heartland Producers if Heartland Producers would have been one of our members from the date of the first closing to the date of the second closing. In such event, Heartland Grain Fuels will distribute cash to Heartland Producers equal to the amount of cash that would have been distributed to Heartland Producers if Heartland Producers had been one of our members from the date of the first closing to the date of the second closing. The effect of this amendment is that Heartland Producers will be treated for tax purposes as though it had become a member of Advanced BioEnergy at the first closing and will receive allocations and distributions, if any, from us between the first and second closing in accordance with its percentage ownership interest of our company rather than in accordance with its percentage ownership interest in Heartland Grain Fuels. If the second closing does not occur, Heartland Producers will be entitled to allocations of income or loss and credits and to cash distributions without giving effect to this amendment (in other words, in accordance with its 46.284% interest in Heartland Grain Fuels and its ownership interest in Dakota Fuels).

In connection with the second closing, we will enter into non-solicitation agreements with Heartland Producers containing similar restrictions to the non-solicitation agreements with SDWG.

The Second Purchase Agreement. Under the second purchase agreement, we purchased 100% of Aventine’s 5% limited partnership interest in Heartland Grain Fuels for $842,105 in cash and 131,579 newly issued units. We closed on the second purchase agreement with Aventine on November 8, 2006. The second purchase agreement with Aventine contains various representation and warranties relating to Aventine and its partnership interest in Aventine. Aventine has not made any representations and warranties relating to Heartland Grain Fuels.

In connection with the second purchase agreement, Heartland Grain Fuels entered into a second amendment to its ethanol marketing agreement with Aventine extending the term through November 30, 2008, amending the timing of payment and modifying the commission to be paid by Heartland Grain Fuels and including certain confidentiality provisions. After the initial term, the agreement will automatically renew for successive one-year terms unless terminated by either party upon one year’s prior written notice. Under the terms of this agreement, Aventine is required to purchase all of the ethanol produced at Heartland Grain Fuels’ South Dakota plants at a price per gallon determined through a pooling of Heartland Grain Fuels’ and other producers’ ethanol that is sold by Aventine to third parties, less a commission based on the net pooled price.

After giving effect to the first closing and the closing of the second purchase agreement, we own 51% of the outstanding stock of Dakota Fuels and 52.898% of the limited partnership interests in Heartland Grain Fuels. We have appointed two members to Dakota Fuels’ four-member board of directors. We will not have control of Heartland Grain Fuels until the second closing occurs, at which time we will be able to appoint all four members of the board. If the second closing does not occur, we have agreed with Heartland Producers to take all actions necessary to elect a fifth independent director acceptable to each of us.

Purchase Price. In return for 100% of the stock of Dakota Fuels and 100% of the general and limited partnership interests in Heartland Grain Fuels, we agreed to pay the Heartland Grain Fuels’ limited partners a total of $16,702,125 in cash and 2,631,578 newly issued units. At the first closing, 50,857 units were placed in escrow in consideration for SDWG’s indemnification obligations. At the second closing, 49,143 additional units will be included in escrow for a period of six months following the date of the first closing (for a total escrow of 100,000 units). With limited exceptions, those escrowed units represent our sole recourse against the limited partners for breaches of representations and warranties and other violations of the first purchase agreement.

We will be acquiring Heartland Grain Fuels subject to all of its debt. Under the first purchase agreement, we agreed to permit Heartland Grain Fuels to take on indebtedness in an amount not to exceed $42.0 million.

ITEM 1A.        RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We were a development-stage company and until recently had no operating history, which could result in errors in management and operations causing a reduction in the value of your investment.

We were recently formed and until the first closing of the Heartland transaction had no history of operations. We cannot provide assurance that we can manage the Heartland Grain Fuels operations or our start-up activities effectively and properly staff operations, and any failure to manage the Heartland Grain Fuels operations or to complete these start-up activities effectively could delay the commencement of our other plant operations. A delay in these start-up operations is likely to further delay our ability to generate adequate revenue to satisfy our debt obligations. Our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. We anticipate a period of significant growth, involving the construction and start-up of operations of the ethanol plants and the expansion of the Aberdeen plant. This period of growth and the start-up or expansion of the ethanol plants is likely to be a substantial challenge to us. If we fail to manage our start-up effectively, you could lose all or a substantial part of your investment.

We may not be able to develop or expand our business as planned.

We plan to grow our business by investing in new or existing ethanol plants. We have an approximately 53% ownership interest in a partnership that owns two existing ethanol plants, the Aberdeen and Huron plants, and plans to expand the Aberdeen plant. The Aberdeen plant of Heartland Grain Fuels is being expanded and we have one ethanol plant under construction and two ethanol plants in development. Constructing ethanol plants is subject to a number of risks, any of which could prevent us from commencing operations at a particular plant as expected or at all, including zoning and permitting matters, adverse weather, defects in materials and workmanship, labor and material shortages, transportation constraints, construction change orders, site changes, labor issues and other unforeseen difficulties. Moreover, we will need substantial additional capital to expand our business, but we may not obtain this needed capital or it may not be available to us on acceptable terms. If we are not able to develop or expand our business as planned, the value of your investment will decline and may become worthless.

We have little to no experience in the ethanol industry, which increases the risk of our inability to expand, build and operate the ethanol plants.

We are presently, and for some time are likely to continue to be, dependent upon our current board of directors and management team to operate our business. Most of these individuals are experienced in business generally but nearly all of these persons have very little or no experience in raising capital from the public, organizing and building an ethanol plant or governing and operating a public company. With the exception of Dale Locken, who was recently appointed to our board as a representative of SDWG, no members of our board of directors have expertise in the ethanol industry. Revis L. Stephenson III, our chief executive officer, and Richard Peterson, our chief financial officer, also have no prior experience in the ethanol industry. In addition, certain directors are presently engaged in other activities that impose substantial demands on their time and attention. You should not purchase units unless you are willing to entrust all aspects of our management to our board of directors and management.

We will depend on Fagen, Inc. and ICM, Inc. for expertise in beginning operations in the ethanol industry and any loss of these relationships could cause us delay and added expense, placing us at a competitive disadvantage.

We will be dependent on our relationships with Fagen, Inc., ICM, Inc. and their employees. Any loss of these relationships may prevent us from commencing operations at the proposed plants and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays. Unforeseen expenses and delays may reduce our ability to generate revenue and obtain profitability and may significantly damage our competitive position in the ethanol industry such that you could lose some or all of your investment.

If we fail to finalize critical agreements, such as the design-build agreements for the Indiana and Minnesota plants, ethanol and distillers grains marketing agreements and utility supply agreements, or if the final agreements are unfavorable when compared to what we currently anticipate, our projects may fail or be harmed in ways that reduce the value of your investment.

You should be aware that this report makes reference to documents or agreements that are not yet final or executed and plans that have not been implemented. In some instances these documents or agreements are not even in draft form. The definitive versions of those agreements, documents, plans or proposals may contain terms or conditions that vary significantly from the terms and conditions described. These tentative agreements, documents, plans or proposals may not materialize or, if they do materialize, may not prove to be profitable.

Our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. Our failure, or the failure of any of our subsidiaries, to comply with applicable debt financing covenants and agreements could have a material adverse effect on our business, results of operations and financial condition.

We will need a significant amount of additional debt financing to complete our projects and operate our ethanol plants following construction, but we may not be able to obtain additional debt financing on acceptable terms or at all. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations.

The terms of our existing debt financing agreements contain, and any future debt financing agreement we enter into may contain, financial, maintenance, organizational, operational and other restrictive covenants. If we are unable to comply with these covenants or service our debt, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business, results of operations and financial condition. Our debt arrangements may also include subordinated debt, which may contain even more restrictions and be on less favorable terms than our senior debt. To secure subordinated debt, we may have to give the lender warrants, put rights, conversion rights, the right to take control of our business in the event of a default or other rights and benefits as the lender may require. This could further dilute your ownership interest in us.

We may secure our debt financing directly or through the wholly owned subsidiary entities we have established to operate each of our ethanol plants. Regardless of the structure, our debt financing arrangements will contain various covenants and agreements and may contain cross-acceleration and cross-default provisions. Under these provisions, a default or acceleration of one debt agreement will result in the default and acceleration of our other debt agreements (regardless of whether we were in compliance with the terms of such other debt agreements), providing the lenders under such other debt agreements the right to accelerate the obligations due under such other debt agreements. Accordingly, a default, whether by us or any of our subsidiaries, could result in all of our outstanding debt becoming immediately due and payable. The application of cross-acceleration or cross-default provisions means that our compliance, and our subsidiaries’ compliance, with applicable debt covenants and agreements will be interdependent and one default (including a default by one of our subsidiaries) could have a material adverse effect on our business, results of operations and financial condition.

For a description of our existing debt arrangements, see “Management’s Discussion and Analysis and Plan of Operation for Advanced BioEnergy — Liquidity and Capital Resources,” and “Management’s Discussion and Analysis and Plan of Operation for Heartland Grain Fuels — Liquidity and Capital Resources.”

Our lack of business diversification could result in the devaluation of our units if our revenues from our primary products decrease.

We expect our business to primarily consist of ethanol and distillers grains production and sales. We do not have any other lines of business or other potential sources of revenue. Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues by the production and sale of ethanol and distillers grains since we do not currently expect to have any other lines of business or alternative revenue sources.

We have a history of losses and may not ever operate profitably.

For the period of January 4, 2005 through September 30, 2006, we incurred an accumulated net loss of approximately $2.0 million. There is no assurance that we will be successful in our efforts to build and operate ethanol plants. Even if we successfully meet all of these objectives, there is no assurance that we will be able to operate profitably.

We are dependent on certain key personnel, and the loss of any of these persons may prevent us from implementing our business plan in an effective and timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, including operational executives. Any loss or interruption of the services of one or more of our executive officers or these key personnel could result in our inability to manage our operations effectively or pursue our business strategy.

We have to recruit and retain qualified employees to operate the plants successfully.

Our success will depend in part on our ability to attract and retain qualified personnel at a competitive wage and benefit level. We must hire qualified managers, accounting, human resources and other personnel. We operate in rural areas with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those we have assumed in our projects. If we are unsuccessful in this regard, we may not be competitive with other ethanol plants and your investment may lose value.

We have recently completed the acquisition of a 53% interest in Heartland Grain Fuels, are committed to acquiring the balance of the interests in Heartland Grain Fuels and may pursue other strategic acquisitions, which could have an adverse impact on our business.

We have recently completed the acquisition of a 53% interest in Heartland Grain Fuels and are committed to acquiring 100% of the interests in Heartland Grain Fuels pending approval of the members of Heartland Producers and other closing conditions. We periodically consider acquisitions and we may from time to time acquire complementary companies or businesses. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate companies that we acquire, including their personnel, financial systems, distribution, operations and plant operating procedures. If we fail to successfully integrate acquired companies, our business could suffer. In addition, the integration of any acquired business, and its financial results, into ours may adversely affect our operating results.

RISKS RELATED TO THE HEARTLAND TRANSACTION

We are relying on the members of Heartland Producers to approve the combination with Heartland Grain Fuels.

Our business strategy includes growth through acquisitions. On November 7, 2006, we entered into a partnership interest and stock purchase agreement, known as the first purchase agreement, with Heartland Producers for the purchase of 100% of its partnership interests in Heartland Grain Fuels, a company with two fuel-grade ethanol production facilities and total annual output of 39 million gallons of ethanol per year. As a condition to closing on the sale of its interest in Heartland Grain Fuels, the Heartland Producers members must first approve the combination. If the members do not approve the combination, Heartland Producers will remain a limited partner in Heartland Grain Fuels and will still control 49% of the stock of Dakota Fuels, Inc., the general partner of Heartland Grain Fuels. Should the members of Heartland Producers fail to approve the transaction, we will be a majority owner in, but will not control, Heartland Grain Fuels. If the members of Heartland Producers do not approve the Heartland transaction, we have agreed with Heartland Producers to take all necessary action to expand the board of the general partner, Dakota Fuels, and appoint a fifth independent director who is acceptable to each of us, but it is possible that we will not be able to reach agreement on a fifth director or recruit or retain a fifth director.

We do not control the board of Dakota Fuels, the general partner of Heartland Grain Fuels; therefore, we can not be assured that Heartland Grain Fuels will act in our best interest or take actions that are consistent with the wishes of our designees to the board of directors of Dakota Fuels.

Heartland Grain Fuels is managed by its general partner, Dakota Fuels, which is managed by its board of directors. We currently have the right to designate two directors to the four member board of directors. The remaining two directors are designated by Heartland Producers. If the members of Heartland Producers do not approve the Heartland transaction, we have agreed with Heartland Producers to take all necessary action to expand the board and appoint a fifth independent director who is acceptable to each of us, but it is possible that we will not be able to reach agreement on a fifth director or recruit or retain a fifth director.

If we are not able to recruit or retain a fifth director, there is the possibility that there could be deadlocks on the board of Dakota Fuels, which could adversely affect Heartland Grain Fuel’s business and operations. If a fifth director is appointed, actions could be taken by the board of Dakota Fuels that are not supported by our designees to the board. For example, the board of Dakota Fuels may not accept our proposed investment or accept it on terms that are not as favorable as those we propose or the board may choose not to distribute cash from the profits of Heartland Grain Fuels to the partners. Any of these actions or other actions of Dakota Fuels may decrease the value of our investment in Heartland Grain Fuels, which ultimately may have a material adverse effect on our business, results of operations and profitability.

If we do not obtain the necessary approvals, we will not be able to make additional investments in Heartland Grain Fuels necessary to complete the Aberdeen expansion and it may, as a result, not be completed. We currently do not control Heartland Grain Fuels or Dakota Fuels, the general partner of Heartland Grain Fuels. If we receive proceeds from our proposed registered securities offering prior to approval of the Heartland transaction by Heartland Producers, we intend to invest proceeds from our proposed registered securities offering as necessary in order to continue funding the Aberdeen plant expansion pending closing of the Heartland transaction. The terms of and our ability to make this investment would be subject to approval of the Dakota Fuels board and may be subject to the approval of the senior lender to Heartland Grain Fuels, neither of which we control. If we do not receive proceeds from our proposed registered securities offering by February 2007, we will need to raise subordinated debt in order for Heartland Grain Fuels to continue funding the Aberdeen plant expansion as scheduled. If we are able to raise subordinated debt, we plan on contributing funds as needed in the form of debt or equity to Heartland Grain Fuels in order to enable it to continue funding the Aberdeen plant expansion. We are in the process of exploring various alternatives for subordinated debt financing, but there are no assurances that we will be able to obtain subordinated debt financing on acceptable terms or at all. If we are unable to secure subordinated debt, the Aberdeen plant expansion may be delayed or may not proceed. Further, any investment by us is subject to approval by the Dakota Fuels board and may be subject to approval by the senior lender to Heartland Grain Fuels, neither of which we control. If we do not receive the necessary approvals the Aberdeen expansion may be delayed or may not proceed.

Even if the members of Heartland Producers approve the Heartland transaction, the parties may fail to consummate the acquisition.

The consummation of the Heartland transaction is subject to certain closing conditions. While it is intended that the transaction be consummated as soon as possible after the members of Heartland Producers approve the combination, there can be no assurance that the conditions required to consummate the combination will be satisfied or waived. To the extent that the parties fail to consummate the transaction, the costs and expenses of the failed transaction, together with the loss of potential revenue and the distraction of our management’s efforts, could materially and adversely affect our business, results of operations and financial condition. Furthermore, if the Heartland transaction is not consummated and Heartland Producers continues as a partner with us, there is no guarantee that Heartland Grain Fuels will be operated in accordance with past practices or that we will be able to change past practices if we believe that is warranted, which could have a material adverse effect on the value of our investment in Heartland Grain Fuels.

We may have unanticipated liabilities or have negotiated terms that prove to be unfavorable in connection with the Heartland transaction.

Notwithstanding our review and investigation into Heartland Grain Fuels at the time we entered into the agreement to acquire the partnership interests in Heartland Grain Fuels, we had limited knowledge about Heartland Grain Fuels, including its specific operating history and financial condition. No assurance can be given that we paid a reasonable price for Heartland Grain Fuels, or that we negotiated appropriate contractual terms, including seller representations and warranties. To the extent that we must pay for significant unanticipated obligations of Heartland Grain Fuels, we could be materially and adversely affected.

We may not realize the anticipated benefits of acquiring Heartland Grain Fuels.

We entered into the first purchase agreement and a partnership interest purchase agreement with Aventine, known as the second purchase agreement, to, among other objectives, create a combined company that will serve as a more effective ethanol producer and that will achieve operating efficiencies. Achieving the anticipated benefits of the transaction is subject to uncertainties, including whether we can integrate Heartland Grain Fuels in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in expected revenues and diversion of our management’s time and energy and could materially and adversely impact our business, financial condition and results of operations.

We may experience difficulties integrating Heartland Grain Fuels into our business.

Integrating Heartland Grain Fuels’ operations into our business will be a time-consuming process that will require considerable attention on the part of our management. We may experience unanticipated difficulties or expenses in connection with the integration of production, sourcing and information technology functions. Similarly, the process of consolidating information technology, communications and administrative functions can take longer, cost more and provide fewer benefits than initially projected. To the extent any of these events occurs, the anticipated benefits of the combination may not be realized, or may be realized more slowly than is currently expected. In addition, any failure to integrate the two companies in a timely and efficient manner may increase the risk that the combination will result in the loss of customers or key employees or the continued diversion of the attention of our management.

The Heartland transaction may adversely affect our financial results.

We are accounting for the acquisition of the interest in Heartland Grain Fuels using purchase accounting. As a result, we have acquired substantial goodwill and will take a charge against our earnings for amortization of goodwill. We may be required to take other non-recurring charges, including write downs of significant amounts of intangible assets with indefinite lives or goodwill. Our business, results of operations and financial condition may be harmed by such charges.

At the closing of SDWG’s sale of its interests in Heartland Grain Fuels and Dakota Fuels to our company, Heartland Grain Fuels entered into a grain origination agreement with SDWG, which is a significant holder of our units.

At the closing of SDWG’s sale of its interests in Heartland Grain Fuels and Dakota Fuels to our company, we entered into a grain origination agreement with SDWG, pursuant to which SDWG will provide the corn required for the operation of the South Dakota plants, including the Aberdeen plant expansion. As a result of the closing of the SDWG transaction, SDWG became a holder of approximately 16% of our units. The grain origination agreement with SDWG was negotiated in connection with the first purchase agreement and may or may not be as favorable to Heartland Grain Fuels as the terms generally available from an unaffiliated third party, and this arrangement could cause SDWG to have a conflict of interest in decision making related to its ownership of our units.

In addition, Dale Locken, SDWG’s chief executive officer, became a member of our board of directors subsequent to the execution of the grain origination agreement. The grain origination agreement could cause Mr. Locken to have a conflict of interest in decision making related to his service as a director.

RISKS RELATED TO OUR FINANCING PLAN

The growth of our business will be dependent upon the availability of adequate capital.

The growth of our business will depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt financing. To date, we have relied on equity capital and debt financing to commence construction of the Nebraska plant. Heartland Grain Fuels has significant indebtedness on the South Dakota plants. We cannot assure you that our operations will generate positive cash flow or that we will be able to obtain equity or debt financing necessary to complete, or even to start, our other projects on acceptable terms or at all. Our credit facilities contain provisions that restrict our ability to incur additional indebtedness or make substantial asset sales that might otherwise be used to finance our expansion. Security interests in certain of our assets, which may further limit our access to certain capital markets or lending sources, secure our obligations under the credit facilities. As a result, we cannot assure you that we will be able to finance our current expansion plans.

We may not obtain the debt financing necessary to construct and operate the ethanol plants, which could result in the failure of these projects and our company.

In addition to the equity we hope to raise in our proposed registered securities offering and the amount of any grants we may be awarded, we will need to obtain significant debt financing to fully capitalize the Aberdeen plant expansion and the Indiana plant and substantial additional equity and debt financing in order to fully capitalize the Minnesota plant. We have entered into loan agreements with banks establishing senior credit facilities for construction of the Nebraska plant and the Aberdeen plant expansion, but these banks are only obligated to lend the funds for construction if certain conditions are satisfied. We have no commitments for debt financing for the Indiana plant or the Minnesota plant.

Any agreements with lenders may require us to abide by restrictive loan covenants that may hinder our ability to operate.

In order to implement our business plan we will incur substantial debt service requirements. Our debt load and service requirements, and the restrictive loan covenants accompanying our debt, including any subordinate debt, could have important consequences that could hinder our ability to operate, including our ability to:

•                  incur additional indebtedness;

•                  make capital expenditures or enter into lease arrangements in excess of prescribed thresholds;

•                  make distributions to unitholders, or redeem or repurchase units;

•                  make certain types of investments;

•                  create liens on our assets;

•                  utilize the proceeds of asset sales; and

•                  merge or consolidate or dispose of all, or substantially all, of our assets.

In the event that we are unable to pay our debt service obligations, our creditors could force us to (a) reduce or eliminate distributions to unitholders (even for funding income tax payments on our income) or (b) reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt. In the event that we would be unable to refinance our indebtedness or raise funds through asset sales, sales of equity or otherwise, our ability to operate our plants would be greatly affected and we may be forced to liquidate.

If we do not raise sufficient funding in our proposed registered securities offering, it is unlikely we will construct the Indiana plant.

We estimate that we will need at least $36.0 million in equity funding to complete the Aberdeen plant expansion, $55.0 million in equity funding to build the Indiana plant and substantial additional equity funding to build the Minnesota plant. While we are not seeking to raise sufficient funds to build the Minnesota plant in our proposed registered securities offering, there can be no assurance that we will raise a sufficient amount in our proposed registered securities offering to construct the Indiana plant. If we fail to raise the required amounts, it is unlikely that we will locate other sources of capital that will allow us to construct these plants.

RISKS RELATED TO CONSTRUCTION OF THE ETHANOL PLANTS

We may not be able to secure a design-build agreement for the construction of the Indiana plant.

We have entered into a letter of intent with ICM for the construction of the Indiana plant. There is no guarantee that we will enter into a definitive design-build agreement with ICM to design and build the ethanol plant. If we are not able to execute a definitive design-build agreement with ICM, we may not be able to finance the project or find a design-build company willing to work on the project, which may reduce the value of our units.

We may not be able to secure a design-build agreement for the construction of the Minnesota plant.

We have an oral agreement with Fagen to enter into a design-build agreement for the design and construction of our proposed Minnesota ethanol plant. No definitive agreement has been executed, and the parties might not agree to terms. If we are not able to execute a definitive design-build agreement with Fagen, we may not be able to finance the Minnesota plant or find a design-build company willing to work on the project, which may decrease the value of your investment.

We expect to be highly dependent upon ICM, Inc. to complete the Aberdeen plant expansion.

Heartland Grain Fuels has entered into a lump-sum design-build agreement with ICM to construct a 40 million gallon per year fuel grade ethanol plant. The construction of this plant is currently under way with completion expected during the first calendar quarter of 2008. Heartland Grain Fuels will be highly dependent upon ICM for its expertise in the ethanol industry during the construction, and for timely completion of the plants. If the expansion is built and does not operate as expected, Heartland Grain Fuels’ right to rely on ICM to remedy any deficiencies or defects will be limited by its contract with ICM. If the ethanol plant does not operate as expected, Heartland Grain Fuels’ business may be materially harmed without an adequate remedy against the design-build contractors.

We expect to be highly dependent upon Fagen, Inc. and ICM, Inc. to design and build the Indiana and Minnesota plants.

We have a letter of intent with ICM, Inc. to design and build the Indiana plant, and we expect to enter into a definitive design-build agreement with ICM for the Indiana plant. We have an oral agreement with Fagen to enter into a design-build agreement for the design and construction of the Minnesota plant, although no definitive agreement has been executed and the parties might not agree to terms and execute an agreement. We expect that Fagen will use ICM technology in the Minnesota plant. Therefore, we expect to be highly dependent upon Fagen and ICM for their expertise within the ethanol industry, and any loss of our relationship with either company could place us at a competitive disadvantage. We will depend on Fagen and ICM for timely completion of the plants; however, their involvement with other projects could delay the commencement and start-up operations of our projects. If either company were to terminate its relationship with us, we might not be able to secure a suitable replacement and our business would be materially harmed. If the plants are built and do not operate as we expect, our right to rely on Fagen or ICM to remedy any deficiencies or defects will be limited by our contracts with them. If the ethanol plants do not operate as we expected, our business may be materially harmed without an adequate remedy against our design-build contractors.

We will depend on Fagen, Inc. and ICM, Inc. to design and build our Nebraska plant, and their failure to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of your investment.

We have entered into a lump-sum design-build agreement with Fagen and a license agreement with ICM to design and build the Nebraska plant. We have also entered into a phase I and phase II engineering services agreement with Fagen Engineering, LLC for certain engineering and design work on the Nebraska plant. Fagen Engineering, LLC and Fagen, Inc. are both owned by Roland “Ron” Fagen. Fagen Engineering, LLC provides engineering services for projects constructed by Fagen, Inc.

We expect to be highly dependent upon Fagen’s and ICM’s experience and ability to train personnel in operating the Nebraska plant. If the Nebraska plant is built and does not operate to the level anticipated by us in our business plan, we will rely on Fagen and ICM to adequately address any deficiency. There is no assurance that Fagen and/or ICM will be able to address a deficiency in an acceptable manner. Their failure to address deficiencies could cause us to halt or discontinue production of ethanol, which could damage our ability to generate revenues and reduce the value of our units.

We may need to increase cost estimates for construction of the ethanol plants, and these increases could result in devaluation of our units if ethanol plant construction requires additional capital.

We have based our capital needs on a design for the Nebraska plant that will cost approximately $98.0 million (not including approximately $2 million allowance for change orders) with additional start-up and development costs of approximately $51.6 million for a total project completion cost of approximately $151.6 million, but there is no assurance that the final cost of the plant will not be higher. We have based our capital needs on a design for the Aberdeen plant expansion with a total project completion cost, including start-up and developmental costs, of approximately $78.0 million, but there is no assurance that the final cost of the plant will not be higher. We have based our capital needs on a design for the Indiana plant that will cost approximately $175.0 million, including additional start-up and development costs, but there is no assurance that the final cost of the plant will not be higher. We have not determined the estimated cost of the Minnesota plant.

There is no assurance that there will not be design changes or cost overruns associated with the construction of the plants. Initially, we expected the Nebraska plant to cost approximately $142.0 million and the Indiana plant to cost approximately $165.0 million, each including start-up and development costs. These costs have increased significantly. The rising price of steel could affect the final cost of construction and completion dates of the ethanol plants. Steel is a significant material utilized in the construction of ethanol plants. Due to the significant cost of steel, our contractors are not able to provide a firm estimate of the construction costs until immediately prior to commencement of construction. Steel prices are highly volatile and have increased significantly in recent months, in part due to steel shortages. Advances and changes in technology may require changes to our current plans in order to remain competitive. We may determine that it is necessary to change the design of the plants in order to implement new technology. Any significant increase in the estimated construction cost of the new or expanded plants could delay our ability to generate revenues from these plants and reduce the value of our units because our revenue stream may not be able to adequately support the increased cost and expense attributable to increased construction costs.

Construction delays could result in devaluation of our units if our production and sale of ethanol and its by-products are similarly delayed.

We currently expect our Nebraska plant to be operating in September 2007, the Aberdeen plant expansion to be opening in the first calendar quarter of 2008 and our Indiana plant to be operating in the first calendar quarter of 2009; however, construction projects often involve delays in obtaining permits, construction delays due to weather conditions or other events that delay the construction schedule. We do not have an estimated completion date for the Minnesota plant. Changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy change towards ethanol or these projects could cause construction and operation delays. If it takes longer to construct the plants than we anticipate, it would delay our ability to generate revenue from them and make it difficult for us to meet our debt service obligations. This could reduce the value of our units.

Defects in plant construction could result in devaluation of our units if our plants do not produce ethanol and its by-products as anticipated.

There is no assurance that defects in materials and/or workmanship in the plants will not occur. Under the terms of the design-build agreement with Fagen for construction of the Nebraska plant, Fagen warrants that the material and equipment furnished to build the plant will be new, of good quality and free from material defects in material or workmanship at the time of delivery, and Fagen is required to correct all defects in material or workmanship for a period of one year after substantial completion of the plant. We expect such terms to be included in the design-build agreement for construction of the Minnesota plant as well. Under the terms of the design-build agreement with ICM for construction of the Aberdeen plant expansion, ICM warrants that the completed plant will achieve certain performance criteria over a seven-day test, and ICM is required to make such changes in design, construction or equipment as required to meet the criteria. ICM agrees to correct certain defects in material or workmanship for a period of one year after satisfaction of the performance criteria over a seven day test period. At this time, we do not know what warranty, if any, we will receive from ICM for construction of the Indiana plant. Notwithstanding any warranties, defects in material or workmanship may still occur and could delay the commencement of operations, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plants’ operation. Halting or discontinuing plant operations could delay our ability to generate revenues from these plants and reduce the value of our units.

The Indiana and Minnesota plant sites may have unknown environmental problems that could be expensive and time consuming to correct, which may delay or halt plant construction and delay our ability to generate revenue from these plants.

We have not completed environmental studies of the land that we intend to use to build the Indiana and Minnesota plants. We may determine that this land contains environmental hazards that will make construction costly or impossible, which could lead us to suspend development or construction of the plants or require us to purchase more expensive land on which to build the plants. Fagen and ICM are not responsible for any hazardous conditions encountered at the plant site. Upon encountering a hazardous condition, Fagen or ICM will suspend work in the affected area. If we receive notice of a hazardous condition, we must correct the condition prior to continuing construction. The presence of a hazardous condition will likely delay construction of the plant and may require significant expenditure of our resources to correct the condition. In addition, Fagen or ICM will be entitled to an adjustment in price and time of performance if it has been adversely affected by the hazardous condition. If we encounter any hazardous conditions during construction that require time or money to correct, such event could delay our ability to generate revenue from these plants and reduce the value of our units.

Any delay or unanticipated cost in providing rail infrastructure to the plants could significantly impact our ability to operate the plants and reduce the value of your investment.

We do not have an approved rail plan from Burlington Northern Santa Fe Railroad to cover the increased shipments that will be generated by the Aberdeen plant after the expansion is complete. Rail service is available in Fairmont, Nebraska from the Burlington Northern Santa Fe Railroad. Our budget currently includes $7.1 million in rail infrastructure costs associated with the Nebraska plant. Increased costs for rail access or a delay in obtaining rail access could significantly impact our ability to operate the plant since we expect to ship most or all of our ethanol and distillers grains by rail. As a result, the value of your investment could decline.

Similarly, access to the proposed Indiana and Minnesota sites by rail service is critical to the success of these plants. Any delay in obtaining rail access, or inability to obtain rail access, could significantly impact our ability to operate those plants.

If we were not able to obtain the required zoning and permits to build at the proposed sites for the Indiana and Minnesota plants, we may not be able to proceed with those plants.

The proposed sites in Indiana are zoned for agricultural use, and we anticipate we will need a zoning change to construct an ethanol plant on either of these sites. Based on current Rice County zoning requirements, our proposed site for the Minnesota plant may need to be rezoned as well, and a conditional use permit will likely be required. Bridgewater Township, Minnesota, where the proposed plant would be located, has adopted a one-year moratorium on ethanol plant construction while the township considers whether to adopt its own zoning code. If we are not able to have the land rezoned and obtain the required permits, we will not be able to build the Indiana and Minnesota plants at their proposed sites and will attempt to find other locations to build the plants; however, this may prove unsuccessful. No assurance can be given that we will be successful in getting the proposed sites rezoned or that we will obtain the required permits.

Lack of a completion bond or other performance guaranty for construction of our Nebraska plant or the Aberdeen plant expansion could lead to potentially adverse effects and reduce the value of your investment.

Completion bonds or performance guaranties are not required under the terms of the financing arrangements for the Aberdeen plant expansion or the Nebraska plant. While we believe we have sufficient cash on hand and debt financing in place to cover construction and related start-up costs for the Nebraska plant and that the minimum offering proceeds from our proposed registered securities offering will be sufficient to capitalize the Aberdeen plant expansion, there is no guaranty of the completion of the entire facility and the lack of any completion bond or other performance guaranty could have an adverse effect on your investment.

RISKS RELATED TO ETHANOL PRODUCTION

We may have difficulty obtaining enough corn to operate the plants profitably.

There may not be an adequate supply of corn produced in the area surrounding our plants to satisfy our requirements. Even if there is an adequate supply of corn and we make arrangements to purchase it, we could encounter difficulties finalizing the sales transaction and securing delivery of the corn. If we do not obtain corn in the quantities we plan to use, we may not be able to operate our plants at full capacity. If the price of corn in our local markets is higher than the national average, our profitability may suffer and we may incur significant losses from operations. As a result, our ability to make a profit may decline, causing a reduction in the value of your investment.

Our financial performance will be dependent on corn prices and market prices for ethanol and distillers dried grains, and the value of your investment in us may be directly affected by changes in these market prices.

Our results of operations and financial condition will be significantly affected by the cost and supply of corn and by the selling price for ethanol and distillers grains, which are commodities. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no control. A significant reduction in the quantity of corn harvested due to adverse weather conditions, disease or other factors could result in increased corn costs with adverse financial consequences to us. Significant variations in actual growing conditions from normal growing conditions may adversely affect our ability to procure corn for the ethanol plants. Additionally, competition for corn origination from other ethanol plants or other buyers may increase our cost of corn and harm our financial performance. We purchase our corn in the cash market and from time to time hedge corn price risk through futures contracts, options and over-the-counter instruments to reduce short-term exposure to price fluctuations. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high corn prices. Hedging activities themselves can result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur these costs and they may be significant.

Generally, higher corn prices will produce lower profit margins. This is especially true if market conditions do not allow us to pass through increased corn costs to our customers. There is no assurance that we will be able to pass through higher corn prices. If a period of high corn prices were to be sustained for some time, this pricing may reduce our ability to generate revenues and harm our profitability because of the higher cost of operating and could potentially lead to the loss of some or all of your investment.

Our revenues will be exclusively dependent on the market prices for ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, the level of government support and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues, causing a reduction in the value of your investment.

We believe that ethanol production is expanding rapidly at this time. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of by-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those by-

products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production, creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less income, which would decrease our revenues and you could lose some or all of your investment as a result.

Our ability to successfully operate is dependent on the availability of energy and water at anticipated prices.

Adequate energy and water is critical to plant operations. We have not yet entered into any definitive agreements to obtain energy and water resources for the Indiana and Minnesota plants, and we may have to pay more than we expect to access sufficient energy and water resources. As a result, our ability to make a profit may decline.

We expect to depend on natural gas energy to power the ethanol plants.

We intend to use natural gas as the power source for our ethanol plants. Natural gas costs traditionally represent approximately 15% of the total cost of production of ethanol. Natural gas prices are volatile and may lead to higher operating costs. Between January 1, 2001 and November 30, 2006, the price per million British thermal units of natural gas based on the New York Mercantile Exchange (NYMEX), known as a MMBtu, has ranged from a low of $1.83 to a high of $15.38. On November 29, 2006, the price of the NYMEX future contract for January 2007 delivery settled at $8.871 per MMBtu. Any increase in the price of natural gas could lead to an increase in operating cost.

We will depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.

We currently have agreements with third-party marketing firms to market all of the ethanol produced at the South Dakota plants and the ethanol we plan to produce at the Nebraska plant, and we may hire a third-party marketing firm to market all of the ethanol we plan to produce at our other plants. We currently expect to market a portion of our own distillers grains generated by our Nebraska, Indiana and Minnesota plants locally by selling to local livestock, poultry and swine markets. However, if the local markets do not provide an adequate outlet for our distillers grains at the prices we desire, we have contracted with Commodity Specialist Company to market and sell a portion or all of our distillers grains generated by these plants. As a result, we expect to be dependent on the ethanol marketer and any distillers grains marketer we engage. There is no assurance that we will be able to enter into contracts with any ethanol marketer for the ethanol at our Indiana and Minnesota plants or distillers grains marketer on terms that are favorable to us. If the ethanol or distillers grains marketer breaches the contract or does not have the ability, for financial or other reasons, to market all of the ethanol or distillers grains we produce, we will not have any readily available means to sell our products. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and distillers grains may result in less income from sales, reducing our revenue stream, which could reduce the value of your investment.

We do not have experience marketing ethanol and distillers grains, and we might be unsuccessful in selling any of the products we undertake to market on our own.

We currently expect to market a portion of our own distillers grains generated by our Nebraska, Indiana and Minnesota plants locally by selling to local livestock, poultry and swine markets, and we may market the ethanol produced at the Indiana and Minnesota plants on our own. We do not have any experience marketing ethanol and distillers grains, which may make it difficult to sell these products at a desirable price or at all. Our failure to sell all of our ethanol and distillers dried grains feed products may result in less income from sales, reducing our revenue stream, which could reduce the value of your investment.

We have no current plan to sell the raw carbon dioxide we produce to a third-party processor, resulting in the loss of a potential source of revenue.

At this time, we have no agreement to sell the raw carbon dioxide we produce. We cannot provide any assurances that we will sell our raw carbon dioxide at any time in the future. If we do not enter into agreements to sell our raw carbon dioxide, we will have to emit it into the air. Although emission of carbon dioxide does not violate current laws, this will result in the loss of a potential source of revenue.

Changes and advances in ethanol production technology could require us to incur costs to update our ethanol plants or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.

Advances and changes in the technology of ethanol production are expected to occur. Any advances and changes may make the ethanol production technology installed in our plants less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plants to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required or we may determine that it is in the best interests of our company to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income, all of which could reduce the value of your investment.

There is currently a shortage of rail cars to transport ethanol. If we are not able to obtain rail cars at favorable prices, we may not be able to operate profitably.

We currently expect to transport a substantial amount of the ethanol produced at our plants by rail, which requires a sufficient supply of specialized rail cars. There is currently a shortage of adequate rail cars, and rail car manufacturers have informed us that there is a significant backlog on rail car orders; therefore, it may be costly to obtain rail cars in a timely fashion or rail cars may not be available at all. If demand for rail cars remains high, we may be required to pay higher prices than we currently anticipate to purchase rail cars, which would limit our ability to make a profit and cause our sales to decline. Moreover, if we do not obtain rail cars in the quantities we plan to use, we may not be able to operate our plants at full capacity, which could cause a decline in the value of our units.

RISKS RELATED TO THE ETHANOL INDUSTRY

Competition from the advancement of technology may lessen the demand for ethanol and negatively impact our profitability, which could reduce the value of your investment.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability, causing a reduction in the value of your investment.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis and could reduce the value of your investment.

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum—especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the existing South Dakota plants or the ethanol plants we are proposing to build into plants that will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.

Volatility in gasoline selling price and production cost may reduce our gross margins.

Ethanol is utilized both as a fuel additive to reduce vehicle emissions and as an octane enhancer to improve the octane rating of the gasoline with which it is blended. Therefore, the supply and demand for gasoline impacts the price of ethanol, and our business and future results of operations may be materially adversely affected if gasoline demand or price decreases.

Competition in the ethanol industry could limit our growth and harm our operating results.

The market for ethanol and other biofuels is highly competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, name recognition and financial, marketing and other resources than we do. We compete directly or indirectly with large companies, such as Archer-Daniels-Midland Company and Cargill, Inc., and with other companies that are seeking to develop large-scale ethanol plants and alliances. As of June 2006, the top ten producers accounted for approximately 46% of the ethanol production capacity in the U.S. according to the Renewable Fuels Association. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry due in part to their ability to attract sufficient supplies of corn at relatively low prices. Pressure from our competitors could require us to reduce our prices or increase our spending for marketing, which would erode our margins and could have a material adverse effect on our business, financial condition and results of operations.

Commencement of ethanol plant construction by other parties prior to us in the areas where we intend to build plants could force us to abandon one or more of our proposed plants.

At present, there are many individuals and groups that are attempting to build ethanol plants throughout the U.S. If a third party begins construction on a plant in or around the area of one of our proposed plants, lenders may not be willing to fund the debt we would need to build in the area. In addition, Fagen, ICM and other plant builders often refuse to construct plants nearby other ethanol plants. This could cause us to abandon or relocate one of our proposed plants, which could have a material adverse effect on our business, financial condition and results of operations.

As domestic ethanol production continues to grow, ethanol supply may exceed demand, causing ethanol prices to decline and the value of your investment to be reduced.

The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. As these plants begin operations, we expect domestic ethanol production to significantly increase. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate profits, causing the value of your investment to be reduced.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and takes more energy to produce than it contributes may affect the demand for ethanol, which could affect our ability to market our product and reduce the value of your investment.

Certain individuals believe that use of ethanol will have a negative impact on retail prices of gasoline. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce, which could lower demand for our product and negatively affect our profitability.

Ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol, which would cause us to lose market share and reduce the value of your investment.

Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean basin countries may affect our ability to sell our ethanol profitably, which would reduce the value of your investment.

Ethanol imported from Brazil may be a less expensive alternative to our ethanol, which would cause us to lose market share and reduce the value of your investment.

Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Brazil experienced a dramatic increase in ethanol production and trade in 2004, exporting approximately 112 million gallons to the U.S. alone. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably, which would reduce the value of your investment.

RISKS RELATED TO REGULATION AND GOVERNMENTAL ACTION

Loss of or ineligibility for favorable tax benefits for ethanol production could hinder our ability to operate at a profit and reduce the value of your investment in us.

The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a Renewable Fuels Standard, known as the RFS. The RFS will begin at 4 billion gallons per year in 2006, increasing to 7.5 billion gallons per year by 2012. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business and the potential loss of some or all of your investment.

Another important provision involves an expansion in the definition of who qualifies as a small ethanol producer. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. Because we intend to build plants with the capacity to annually produce 100 million gallons of ethanol each, we do not expect to qualify for this tax credit, which could hinder our ability to compete with other plants that will receive the tax credit.

The state of Nebraska has established a production tax credit for newly constructed facilities in production prior to June 30, 2004. As the program is currently structured, we are not eligible for these production tax credits since our Nebraska plant did not become operational by the June 30, 2004 production deadline. The program is scheduled to expire on June 30, 2012. Our inability to qualify for this production tax credit may make it more difficult to compete with other facilities in Nebraska that are eligible to receive the tax credit. This could negatively impact our profitability, causing a reduction in the value of your investment.

The Aberdeen plant operated by Heartland Grain Fuels is eligible for incentive payments from the State of South Dakota that have historically been $700,000 to $800,000 per year. There are no assurances that these incentive payments will continue.

A change in environmental regulations or violations thereof could result in the devaluation of our units and a reduction in the value of your investment.

We are subject to extensive air, water and other environmental regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees, and we will need to obtain a number of environmental permits to construct and operate the plants. In addition, it is likely that our debt financing for our plants will be contingent on our ability to obtain the various environmental permits that we will require.

We are in the process of applying for the permits necessary for construction and operation of our Nebraska plant and the Aberdeen plant expansion and have received some of these permits. We have not yet applied for the necessary permits for the Indiana and Minnesota plants. If for any reason any of these permits are not granted, construction costs for the plants may increase, or the plants may not be constructed at all. Permit conditions could also restrict or limit the extent of our operations. We cannot assure you that we will be able to obtain and comply with all necessary permits to construct and continue to operate our ethanol plants. Failure to comply with all applicable permits and licenses could subject us to future claims or increase costs and materially adversely affect our business and results of operations.

Each ethanol plant we operate or intend to operate is subject to environmental regulation by the state in which the plant is located and by the U.S. Environmental Protection Agency. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts on the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. We may be liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties, including our employees and property owners or residents near our plants, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those plants. Additionally, the hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, abnormal pressures and blowouts) may also result in personal injury claims by third parties or damage to property owned by us or by third parties. We could sustain losses for uninsurable or uninsured events, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury to third parties or damage to property owned by us or third parties or other losses that are not fully covered by insurance could have a material adverse effect on our business, results of operations and financial condition.

Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if obtain the required permits, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, which may reduce our profitability and cause you to lose some or all of your investment.

Delays in E85 pump certifications could decrease the market for ethanol and decrease production of flexible fuel vehicles, causing ethanol prices to decline and the value of your investment to be reduced.

While demand for ethanol may increase as a result of increased consumption of E85 fuel (a blend of 85% ethanol and 15% unleaded gasoline) in flexible fuel vehicles, there are some problems certifying pumps to dispense E85 fuel. In high concentrations, the alcohol in ethanol can corrode some types of metal, such as aluminum, and damage conventional rubber fittings and hoses.

Under some state laws, service stations will be required to have Underwriters Laboratories, Inc., known as UL, certified E85 pumps in the future. UL is a private product-safety group used by fire marshals and state agencies. At this time, UL has not certified any pumps to dispense E85 and in October 2006, it suspended its approval of various internal pump components while it completes its review. After UL suspended approval of pump components, the fire marshal in Columbus, Ohio closed two service stations in the city. UL estimates that it could take from six months to two years to finish its review of E85 pumps.

Should UL fail to approve pump components in the future, it could decrease the market for ethanol and reduce the value of your investment.

RISKS RELATED TO OUR UNITS

No public trading market exists for our units and we do not anticipate the creation of such a market, which means that it will be difficult for you to liquidate your investment.

There is currently no established public trading market for our units, and an active trading market will not develop as a result of our proposed registered securities offering. In order for our company to maintain its partnership tax status, unitholders may not trade the units on an established securities market or readily trade the units on a secondary market (or the substantial equivalent thereof). Therefore, we do not expect to apply for listing of the units on any securities exchange following our proposed registered securities offering. As a result, you should not expect to readily sell your units.

We have placed significant restrictions on transferability of the units.

The units are subject to substantial transfer restrictions pursuant to our operating agreement. In addition, transfers of the units may be restricted by federal and state securities laws. As a result, investors may not be able to liquidate their investments in the units and, therefore, may be required to assume the risks of investments in us for an indefinite period of time, which may be the life of our company. We have not developed an exit strategy.

To help ensure that a secondary market does not develop, our operating agreement prohibits transfers without the approval of our board of directors. The board of directors will not approve transfers unless they fall within “safe harbors” contained in the publicly traded partnership rules under the tax code, which include, without limitation, the following:

•                  transfers by gift to the member’s descendants;

•                  transfer upon the death of a member;

•                  transfers between family members; and

•                  transfers that comply with the “qualifying matching services” requirements.

There is no assurance that an investor will receive cash distributions, which could result in an investor receiving little or no return on his or her investment.

Distributions are payable at the sole discretion of our board of directors, subject to the provisions of the Delaware Limited Liability Company Act, our operating agreement and the requirements of our creditors. Cash distributions are not assured, and we may never be in a position to make distributions. Our board may elect to retain future profits to provide operational financing for the plants, debt retirement and possible plant expansion, the construction or acquisition of additional plants or other company opportunities. This means that you may receive little or no return on your investment and be unable to liquidate your investment due to transfer restrictions and lack of a public trading market. This could result in a reduction in the value of or the loss of your entire investment.

The presence of members holding 25% or more of the outstanding units is required to take action at a meeting of our members.

In order to take action at a meeting, a quorum of members holding at least 25% of the outstanding units must be represented in person, by proxy or by mail ballot. Assuming a quorum is present, members take action by a vote of the majority of the units represented at the meeting and entitled to vote on the matter. The requirement of a 25% quorum protects the company from actions being taken when less than 25% of the members have considered the matter being voted upon. However, this also means that the unitholders of a minority of outstanding units could pass a vote and take an action which would then bind all unitholders. Conversely, the requirement of a 25% quorum also means that members will not be able to take actions which may be in the best interests of the company if we cannot secure the presence in person, by proxy or by mail ballot of members holding 25% or more of the outstanding units.

You have limited voting rights.

You cannot exercise control over our daily business affairs and implement changes in our policy. Subject to the provisions in our operating agreement, our board of directors may modify our business plans without your consent.

In addition to the election of directors, you may vote only in a limited number of specific instances. These situations consist of the following matters, which require the affirmative vote of a majority of our membership voting interests:

•                  disposition of substantially all of our assets through merger, exchange or otherwise, except for dissolution of our company or a transfer of our assets to a wholly owned subsidiary;

•                  issuance of more than 20 million units; or

•                  causing our company to acquire debt or equity of any director or its affiliates, or otherwise making loans to a director or its affiliates in excess of $500,000.

Our units are subordinate to company debts and other liabilities, resulting in a greater risk of loss for investors.

The units are unsecured equity interests and are subordinate in right of payment to all our current and future debt. In the event of our insolvency, liquidation, dissolution or other winding up of our affairs, all of our debts, including winding-up expenses, must be paid in full before any payment is made to the holders of the units. In the event of our bankruptcy, liquidation, or reorganization, all units will be paid ratably with all our other equity holders, and there is no assurance that there would be any remaining funds after the payment of all our debts for any distribution to the holders of the units.

Our units may be subject to dilution in value.

We may, in the future, adopt a unit incentive plan or otherwise grant units, options, warrants or other securities in order to attract and retain key personnel to operate our plants and to provide incentives to key management, consultants, directors and officers. These actions, if taken, could lower the value of our units and cause additional dilution to your investment and a reduction in your equity interest.

We may decide to build or acquire additional ethanol plants or undertake additional business ventures, which could affect our profitability and result in the loss of a portion or all of your investment.

In the future, we may explore the possibility of building or acquiring additional ethanol plants or undertaking unrelated business ventures. If we decide to take advantage of these opportunities, we might issue additional equity, which could dilute our units and cause us to incur additional significant debt obligations in order to fund the new construction or venture. Any proposed additional plants or ventures may also impose substantial additional demands on the time and attention of our executive officers and directors. If we decide to build or acquire additional plants or undertake other business ventures, we may not be successful, which could lead to an unrecoverable investment by us and you could lose a portion or all of your investment. Even if we are successful, the profitability of the operations of those additional plants and ventures will affect the value of your investment in our company.

RISKS RELATED TO TAX ISSUES

EACH PROSPECTIVE MEMBER SHOULD CONSULT HIS, HER OR ITS OWN TAX ADVISOR CONCERNING THE IMPACT THAT HIS, HER OR ITS PARTICIPATION IN THE COMPANY MAY HAVE ON HIS, HER OR ITS FEDERAL INCOME TAX LIABILITY AND THE APPLICATION OF STATE AND LOCAL INCOME AND OTHER TAX LAWS.

IRS classification of the company as a corporation rather than as a partnership would result in higher taxation and reduced profits, which could reduce the value of your investment in us.

We are a Delaware limited liability company that has elected to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deduction and credit passed through to the holders of the units. However, if for any reason the IRS would successfully determine that we should be taxed as a corporation rather than as a partnership, we would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the holders of the units. If we were to be taxed as a corporation for any reason, distributions we make to investors will be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, thus resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will have less cash to distribute to our unitholders.

We might elect to convert our entity status from a limited liability company to a corporation, which would increase our tax burden.

If we elect to be organized as a corporation, we will be subject to Subchapter C of the Internal Revenue Code. We would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the holders of the units. Distributions made to investors would be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will also have less cash to distribute to our unitholders.

The IRS may classify your investment as a passive activity, resulting in your inability to deduct losses associated with your investment.

It is likely that an investor’s interest in us will be treated as a “passive activity” for tax purposes. If an investor is either an individual or a closely held corporation, and if the investor’s interest is deemed to be a “passive activity,” then the investor’s allocated share of any loss we incur will be deductible only against income or gains the investor has earned from other passive activities. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. These rules could restrict an investor’s ability to currently deduct any of our losses that are passed through to such investor.

Income allocations assigned to an investor’s units may result in taxable income in excess of cash distributions, which means you may have to pay income tax on your investment with personal funds.

Unitholders will be required to pay tax on their allocated shares of our taxable income. We anticipate receiving an allocated share of the taxable income of Heartland Grain Fuels. We do not control distributions of cash by Heartland Grain Fuels. As a result, it is likely that an investor will receive allocations of taxable income that result in a tax liability that is in excess of any cash distributions we may make to the investor. Among other things, this result might occur due to accounting methodology, lending covenants that restrict our ability to pay cash distributions, or our decision to retain the cash generated by the business to fund our operating activities and obligations. Accordingly, investors may be required to pay some or all of the income tax on their allocated shares of our taxable income with personal funds.

An IRS audit could result in adjustments to our allocations of income, gain, loss and deduction, causing additional tax liability to our members.

The IRS may audit our income tax returns and may challenge positions taken for tax purposes and allocations of income, gain, loss and deduction to investors. If the IRS were successful in challenging our allocations in a manner that reduces loss or increases income allocable to investors, you may have additional tax liabilities. In addition, such an audit could lead to separate audits of an investor’s tax returns, especially if adjustments are required, which could result in adjustments on your tax returns. Any of these events could result in additional tax liabilities, penalties and interest to you, and the cost of filing amended tax returns.

To the extent that we hold United States real property, non-U.S. investors may be subject to U.S. federal income tax (including withholding tax) in connection with the disposition of our units, and U.S. investors selling our units may be required to certify as to their status in order to avoid withholding.

A non-U.S. holder of our units will generally be subject to withholding of U.S. federal income tax with respect to distributions made by us. Moreover, a non-U.S. holder of our units not otherwise subject to U.S. federal income tax on gain from the sale or other disposition of our units may nevertheless be subject to U.S. federal income tax (including withholding) with respect to such sale or other disposition if we hold United States real property at the time of the sale or disposition.

If we elect to be reorganized as a corporation rather than a limited liability company, a non-U.S. holder of our units will generally be subject to withholding of U.S. federal income tax with respect to distributions made by us that are treated as dividends for U.S. federal income tax purposes. In addition, if we elect to be reorganized as a corporation, a non-U.S. holder of our units not otherwise subject to U.S. federal income tax on gain from the sale or other disposition of our units may nevertheless be subject to U.S. federal income tax (including withholding) with respect to such sale or other disposition if we are, or have been, a United States real property holding corporation at any time within the five-year period preceding the disposition (or the non-U.S. holder’s holding period if shorter). Generally, a corporation is a U.S. real property holding corporation if at any time the fair market value of its U.S. real property interests as defined in the Internal Revenue Code and applicable regulations equals or exceeds 50% of the aggregate fair market value of its worldwide real property interests and its other assets used or held for use in a trade or business.

Certain non-U.S. holders of our units may be eligible for an exception to the foregoing general rule if our units are regularly traded on an established securities market during the calendar year in which the sale or disposition occurs and the non-U.S. holder holds no more than 5% of our outstanding units, directly or indirectly, during the relevant period, known as the 5% exception. If we are a United States real property holding corporation during the relevant time period, and the 5% exception does not apply, the buyer or other transferee of our units will generally be required to withhold tax at the rate of 10% on the sales price or other amount realized, unless the transferor furnishes an affidavit certifying that it is not a foreign person in the manner and form specified in the applicable U.S. Treasury regulations.

RISKS RELATED TO CONFLICTS OF INTEREST

Our directors have other business and management responsibilities which may cause conflicts of interest in the allocation of their time and services to our business.

Our directors have other management responsibilities and business interests apart from our business. Therefore, our directors may experience conflicts of interest in allocating their time and services between us and their other business responsibilities.

Our directors, officers or other affiliates may hold a substantial percentage of our units, which may result in a conflict of interest between their responsibilities to us and their own personal interests. Conflicts of interest may arise if the directors and officers, or other affiliates, either individually or collectively, hold a substantial percentage of the units because of their position to substantially influence our business and management.

Our directors Revis L. Stephenson III (who is also our chief executive officer) and Robert W. Holmes each hold a substantial percentage of our outstanding units. Mr. Stephenson currently owns a total of 299,000 of our units while Mr. Holmes is the beneficial owner of 145,000 units, including 115,000 units held through the Holmes Residuary Trust. These totals include restricted units we have transferred to Mr. Stephenson and Mr. Holmes pursuant to a project development fee agreement. To date, we have issued Mr. Stephenson and Mr. Holmes an aggregate of 125,000 restricted units in exchange for their efforts to organize and develop our company. These 125,000 units are subject to certain restrictions on ownership including a lock-up agreement impairing the transfer of these units until May 10, 2008. Mr. Stephenson may be entitled under this agreement to additional units, currently estimated at 26,580, up to 1% of the difference between $1.25 million and the total project cost on the date the Nebraska plant begins producing ethanol if the actual project development cost exceeds $1.25 million.

We entered into deferred unit agreements with entities owned by Revis L. Stephenson III and Donald E. Gales, our chief executive officer and chief operating officer, respectively, pursuant to their employment agreements. For each additional ethanol production or co-production facility we acquire or build on or prior to April 3, 2009 in addition to the Nebraska plant, Stephenson Holdings, Inc., an entity owned by Mr. Stephenson, has the right to receive one newly issued unit per 1,000 gallons of ethanol production capacity acquired or built, and Gales Holdings, Inc., an entity owned by Mr. Gales, has the right to receive 0.15 newly issued units per 1,000 gallons of ethanol production capacity acquired or built. The maximum grant under these agreements will be 300,000 and 45,000 units, respectively.

Our director Robert W. Holmes is the current president of one of our depositories, Timberwood Bank, located in Tomah, Wisconsin.

Larry Cerny, our secretary and a member of our board of directors, is the co-founder and chairman of the board of Geotechnical Services, Inc., a geotech and environmental engineering firm. We have engaged Geotechnical Services to perform soil testing, geotechnical investigation services and a phase I environmental site assessment update for the site of the Nebraska plant.

The agreements with Messrs. Stephenson and Gales, our relationship with an affiliate of Mr. Holmes and our agreement with an affiliate of Mr. Cerny were not negotiated at arm’s length and may or may not be as favorable to us as those generally available from an unaffiliated third party. In addition, these arrangements could cause Messrs. Stephenson, Gales, Holmes and Cerny conflicts of interest in decision making related to our financing plan. These conflicts could threaten our ability to capitalize projects if these directors put their personal interests ahead of our best interests related to funding projects.

At the closing of SDWG’s sale of its interests in Heartland Grain Fuels and Dakota Fuels to our company, we entered into a grain origination agreement with SDWG, pursuant to which SDWG will provide the corn required for the operation of the South Dakota plants, including the Aberdeen plant expansion. Subsequent to the execution of this agreement, Dale Locken, the chief executive officer of SDWG, became a member of our board of directors. The grain origination agreement could cause Mr. Locken a conflict of interest in decision making related to the operation of the South Dakota plants.

We may have conflicting financial interests with Fagen, Inc. and ICM, Inc., which could cause Fagen, Inc. and ICM, Inc. to put its financial interests ahead of ours.

Most of the cost of our projects will be paid to Fagen, Inc. and ICM, Inc. for the design and construction of our Nebraska, Indiana and Minnesota plants and the Aberdeen plant expansion. Fagen and ICM may experience conflicts of interest that cause them to put their financial interest in the design and construction of our plants ahead of our best interests. For example, they may seek high profit margins or seek additional funds to complete construction in lieu of absorbing certain costs. In addition, because of the extensive roles that Fagen and ICM will have in the construction and operation of the plants, it may be difficult or impossible for us to enforce claims that we may have against them. Such conflicts of interest may reduce our profitability and the value of the units.

Fagen, ICM and their affiliates may also have conflicts of interest with us because employees or agents of Fagen and ICM are involved as owners, creditors, builders and designers and in other capacities with other ethanol plants in the United States. We cannot require Fagen or ICM to devote their full time or attention to our activities. As a result, Fagen and ICM may have, or come to have, a conflict of interest in allocating personnel, materials and other resources to our plants.

Our transactions with WDB, Inc. and Bettger Brothers Partnership may or may not be as favorable to us as those generally available from unaffiliated third parties.

We acquired an option to purchase real estate from WDB, Inc., which is owned by the brother of one of our directors, Robert Bettger, for our Nebraska plant. In connection with this real estate option, we entered into a planting agreement with Bettger Brothers Partnership, which is owned in part by Mr. Bettger. In that agreement, Bettger Brothers Partnership agreed to change its crop rotation and plant soybeans for the crop year 2005 instead of hybrid seed corn in exchange for our agreement to compensate it for associated lost profits. We subsequently exercised this option and purchased 112 acres from WDB, Inc. for a total of $672,000.

Our consulting agreement with BioEnergy Capital Consultants, LLC may or may not be as favorable to us as those generally available from unaffiliated third parties.

We entered into a consulting agreement with BioEnergy Capital Consultants, LLC, Lake Preston, South Dakota, as a project development and equity consultants. BioEnergy Capital Consultants provided to us assistance with negotiation of various contracts and assistance in the planning of our initial equity marketing effort. In consideration of these consulting services, we issued 50,000 units to BioEnergy Capital Consultants. In addition, we paid to BioEnergy Capital Consultants $1,500 weekly or $375 daily on an as-needed basis for certain requested services. BioEnergy Capital Consultants is owned and operated in part by one of our former directors, John T. Porter, and we entered into this agreement when Mr. Porter was a member of our board of directors.

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.                                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our units are subject to substantial restrictions on transfer and are not traded on any securities exchange.

Holders

There were 821 holders of record of our units as of December 27, 2006.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during the fourth quarter of fiscal year 2006.

Distributions

We have not made any cash distributions since our inception and we do not intend to declare any additional unit distributions or any cash distributions until after we satisfy any loan covenants required by our lenders. On

November 8, 2006, we closed on the acquisition of approximately 53% of the ownership interests in Heartland Grain Fuels and expect to generate earnings through our ownership interest. However, until we acquire the balance of the ownership interests in Heartland Grain Fuels and Dakota Fuels, its general partner, we will not have the ability to cause Heartland Grain Fuels to make distributions. Distributions are payable at the sole discretion of our board of directors. After operation of the Nebraska plant currently under construction begins, we may also receive net cash flow from the operations of the Nebraska plant. Subject to any loan covenants or restrictions with any lenders, we may elect to make a distribution by distributing “net cash flow” to our members in proportion to the units that each member holds relative to the total number of units outstanding. Subject to approval of distributions by the board of Heartland Grain Fuels, we may receive net cash flow from Heartland Grain Fuels. “Net cash flow” means our gross cash proceeds less any portion, as determined by the board of directors in their sole discretion, used to pay or establish reserves for operating expenses, debt payments, capital improvements, replacements and contingencies. However, there can be no assurance that we will ever be able to pay any distributions to the unitholders. Our board may elect to retain future profits to provide operational financing for the plants, debt retirement, implementation of new technology and various expansion plans, including the possible construction of additional plants and development of new product lines. Additionally, our lenders may further restrict our ability to make distributions. Unitholders will be required to report on their income tax return their allocable share of the income, gains, losses and deductions we have recognized without regard to whether we make any cash distributions to our members.

Units That May Be Issued Under Equity Compensation Plans

The following table depicts the units that were available for issuance under our equity compensation plans as of September 30, 2006. None of our equity compensation plans have been approved by our members.

	Number of units to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column a)
Equity compensation plans not approved by unitholders	356,730	not applicable	—

(1)             Includes 30,000 restricted units to be issued to Donald E. Gales pursuant to Mr. Gales’ employment agreement, an estimated 26,580 units that may be issued to Revis L. Stephenson III pursuant to a project development fee agreement and up to 345,000 units that may be issued to entities affiliated with Mr. Stephenson and Mr. Gales pursuant to restricted unit agreements. As of the date of this report, 44,850 units have been issued pursuant to the restricted unit agreements. Mr. Gales’ employment agreement, the project development fee agreement and the restricted unit agreements are described under Item 10 — “Executive Compensation.”

ITEM 6.                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A. - “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR ADVANCED BIOENERGY

OVERVIEW

This report contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

We are a start-up Delaware limited liability company formed on January 4, 2005 for the purpose of constructing and operating plants to produce ethanol and distillers grains, as well as to operate other related biofuel businesses. We are currently constructing a 100 million gallons per year dry mill corn-processing ethanol plant near Fairmont, Nebraska, known as the Nebraska plant. We are also planning to construct a 100 million gallons per year dry mill corn-processing ethanol plant to be located near Argos or Rochester, Indiana, known as the Indiana plant, as well as a 100 million gallons per year dry mill corn-processing ethanol plant to be located near Northfield, Minnesota, known as the Minnesota plant. We do not expect to generate any revenue from a plant until that plant is completely constructed and operational.

On November 8, 2006, we closed on the acquisition of approximately 53% of the ownership interests in Heartland Grain Fuels, and we have agreed to purchase the balance of such interests, subject to certain closing conditions. Heartland Grain Fuels owns two existing ethanol plants, the Aberdeen and Huron plants, and plans to expand the Aberdeen plant. We expect to generate earnings through our ownership interest. Please see “Management’s Discussion and Analysis and Plan of Operation for Heartland Grain Fuels,” which follows this section, for more information on Heartland Grain Fuels’ financial condition and operations.

Based upon engineering specifications produced by Fagen, the Nebraska plant will annually consume approximately 36 million bushels of corn and annually produce approximately 100 million gallons of fuel grade ethanol and 321,000 tons of distillers grains for animal feed. We currently estimate completing the construction of the Nebraska plant in September 2007. We expect the Nebraska plant will cost approximately $151.6 million to complete. This includes approximately $98.0 million (not including approximately $2 million allowance for change orders) to build the plant and an additional $51.6 million in other capital expenditures, start-up costs, working capital and interest. We are still in the construction phase, and until the Nebraska plant is operational, we will generate no revenue from the Nebraska plant.

Based upon engineering specifications produced by ICM, the Indiana plant will annually consume approximately 36 million bushels of corn and annually produce approximately 100 million gallons of fuel grade ethanol and 321,000 tons of distillers grains for animal feed. We currently estimate that it will take 16 months from the date that we begin construction, which assumes we successfully complete our proposed registered securities offering and obtain our debt financing, and all necessary permits, to complete the construction of the Indiana plant. We expect the Indiana plant will cost approximately $175.0 million to complete. This includes start-up costs, working capital and interest. We are still in the development phase, and until the proposed Indiana plant is operational, we will generate no revenue from the Indiana plant.

Based upon engineering specifications produced by Fagen, the Minnesota plant will annually consume approximately 36 million bushels of corn and annually produce approximately 100 million gallons of fuel grade ethanol and 321,000 tons of distillers grains for animal feed. We currently estimate that it will take 14 to 16 months from the date that we begin construction, which assumes we successfully complete our proposed registered securities offering and obtain our additional equity and debt financing, and all necessary permits, to complete the construction of the Minnesota plant. We have not yet determined the construction and start-up costs for the Minnesota plant. We are still in the early planning phase, and until the proposed Minnesota plant is operational, we will generate no revenue from the Minnesota plant.

In the future, we may explore the possibility of developing and building, or acquiring, one or more additional ethanol plants, or we may choose to enter other biofuel businesses. If we decide to take advantage of one or more of these opportunities, we may use a portion of the equity from our proposed registered securities offering, or we may issue additional equity, which could dilute your units. Additionally, we may incur additional significant debt obligations in order to fund new construction or acquisitions. Any proposed additional plants or businesses may also impose substantial additional demands on the time and attention of our directors and officers. If we decide to build or acquire one or more additional plants or enter into other biofuel businesses, we may not be successful, which could lead to a decline in our profitability and you could lose a portion or all of your investment. Even if we are successful in building or acquiring additional plants or entering into other biofuel businesses, the profitability of the operations of those additional plants or businesses will affect the value of your investment. In the event we do develop and build, or acquire, additional ethanol plants or other businesses and those plants or businesses are more or less profitable than the South Dakota plants, Nebraska plant, Indiana plant and Minnesota plant, it may have a negative effect on the value of your investment and you may lose a portion or all of your investment.

PLAN OF OPERATION THROUGH DECEMBER 2007

We expect to spend the period of time concluding in December 2007 focused primarily on operation of Heartland Grain Fuels’ Aberdeen and Huron plants, as well as expansion of the Aberdeen plant, plant construction for the Nebraska plant, project capitalization, site acquisition and development and plant construction for the Indiana plant, and project capitalization and site acquisition and development for the Minnesota plant.

We believe we have sufficient cash on hand to cover all costs associated with construction of the Nebraska plant, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. We will need to raise additional debt and equity to make significant progress on our other goals.

As of December 1, 2006, we have nine full-time employees and anticipate adding approximately 45 additional employees in connection with the commencement of operations at the Nebraska plant in September 2007. We also plan to hire additional employees as our company expands. As of December 1, 2006, Heartland Grain Fuels has 41 full-time employees and 1 part-time employee.

For a description of the project capitalization and discussion of plant construction relating to the Aberdeen plant expansion being pursued by Heartland Grain Fuels, see “Management’s Discussion and Analysis and Plan of Operation for Heartland Grain Fuels.”

Nebraska Plant

Project Capitalization

We estimate that it will cost approximately $151.6 million to complete the Nebraska plant and commence operations. These estimates are based on discussions with Fagen. The following figures are intended to be estimates only, and the actual costs may vary significantly from the descriptions given below due to changes to our design or to a variety of other factors described elsewhere in this report.

Nebraska Plant
Project Requirement	Estimated Cost	Percent
Plant construction, land and infrastructure	$122,900,000	81.08%
Construction insurance costs	220,000	0.15%
Construction contingency	1,710,000	1.13%
Capitalized interest	2,000,000	1.32%
Rolling stock	400,000	0.26%
Financing and pre-production period costs	3,350,000	2.21%
Organization costs	3,000,000	1.98%
Working Capital	18,000,000	11.87%
Total	$151,580,000	100%

In March 2006, we raised $59.4 million net of offering expenses through the sale of units. To date, we believe we have secured sufficient debt and equity financing to complete the Nebraska plant.

Effective February 17, 2006, we entered into various loan agreements with Farm Credit Services of America, FLCA, known as Farm Credit, establishing a senior credit facility with Farm Credit for the construction of the Nebraska plant. The construction financing was in the amount of $79.5 million consisting of a $58.5 million term loan and a $21.0 million revolving term loan. Farm Credit has also established a $5.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions that will not be effective until we begin operations. Farm Credit is only obligated to lend the funds for construction if certain conditions are satisfied. These conditions include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts and a process/yield guarantee from the design engineer and contractor acceptable to Farm Credit, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of at least $60.0 million of equity and the delivery of attorney opinions. Farm Credit has appointed CoBank, ACB, to serve as its agent with regard to these loans.

Effective November 10, 2006, we assigned all of our rights and obligations under the loan agreements described in the preceding paragraph to our wholly owned subsidiary, ABE Fairmont, LLC. Following this assignment, Farm Credit and ABE Fairmont amended those agreements to extend the period during which ABE Fairmont may draw down funds, to shorten the period for their repayment and to extend the period during which a prepayment fee would be owed.

Effective November 20, 2006, ABE Fairmont and Farm Credit also entered into additional loan agreements, the effect of which is to provide an additional $6.5 million term loan and an additional $4.0 million revolving term loan for construction of the Nebraska plant. The terms and conditions of these loan agreements are substantially similar to those described above.

On April 1, 2006, we entered into a loan and trust agreement with the County of Fillmore, State of Nebraska and Wells Fargo, N.A. wherein Fillmore County issued and sold $7.0 million of subordinate exempt facilities revenue bonds, the interest on which is expected to be exempt from inclusion as gross income of the holder of the bonds for federal and state income tax purposes. Fillmore County has loaned the proceeds from the sale of these bonds to us, which proceeds are held in escrow by Wells Fargo pending release of the funds for qualified expenses.

We are seeking approximately $7.0 million in tax increment financing from the Village of Fairmont, Nebraska. Tax increment financing is a program created by state statute and provides city councils with the power to use all of the real property tax resulting from the increase in taxable valuation due to the construction of new industrial or commercial facilities to provide economic incentives. We obtained approval from the city council of the Village of Fairmont of the redevelopment agreement in February 2006 and we anticipate that annexation of our plant site by the Village of Fairmont will be completed and closing will occur in the fourth calendar quarter of 2006. However, there is no guarantee that we will obtain tax increment financing or that if we do it will be in the amount currently anticipated.

We have received a $305,000 community development block grant to assist Fillmore County with road paving leading to the plant. Fillmore County will draw down directly on community development block grant funds.

Plant Construction and Start-Up of Nebraska Plant Operations

In order to build the Nebraska plant, in October 2005, we purchased 112 acres of land near Fairmont, Nebraska from WDB, Inc. for $672,000. In the same month, we purchased 148 acres of land in Fillmore County from Doris Gwen Ogden for $740,000.

In December 2005, we commenced site preparation for construction of the Nebraska plant. Our plant site consists of two adjacent parcels. We selected the site because of its location relative to existing grain production, accessibility to road and rail transportation and proximity to major population centers. The site is near the mainline BNSF railroad. In addition, the site is also in close proximity to the intersection of U.S. Highway 6 and 81. Our activities at this site for the next 12 months will include completion of final design and development of the plant. We also plan to negotiate and execute final contracts concerning the provision of necessary natural gas and marketing agreements for distillers grains.

Effective March 16, 2006, we entered into a lump-sum design-build agreement with Fagen to establish a 100 million gallons per year dry grind ethanol production facility on our plant site. Under the terms of the agreement, Fagen guarantees that the plant will operate at a rate of 100 million gallons per year of denatured fuel grade ethanol. We expect that the plant will be substantially complete by September 2007, which is approximately 16 months after commencement of construction. Under the terms of the agreement, we will pay Fagen $98.0 million (not including approximately $2 million allowance for change orders), subject to any mutually agreed-upon adjustments and subject to a credit for any sums paid to Fagen Engineering, LLC for engineering performed pursuant to the phase I and phase II engineering services agreement. Fagen and Fagen Engineering, LLC are related entities.

On May 5, 2006, we entered into a track material purchase agreement with The Tie Yard Of Omaha to purchase relay rail, joint bards, tie plates, cross tie and reconditioned turnouts for approximately $1.6 million. On May 5, 2006, we entered into a real estate purchase agreement with Fillmore Western Railway Company for the purchase of certain property for railroad right of way and track material, as well as an easement to use their right of way for the purpose of underground pipeline and other utilities. The purchase price for the property is $500,000.

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

Indiana Plant

Project Capitalization

On June 15, 2006 we acquired Indiana Renewable Fuels, LLC, an Indiana limited liability company, through the merger of our wholly owned subsidiary with and into Indiana Renewable Fuels, LLC. Indiana Renewable Fuels has a letter of intent with ICM to construct a 100 million gallons per year dry mill corn-processing ethanol plant near Argos or Rochester, Indiana. We estimate that we will need approximately $175.0 million to cover all capital expenditures necessary to construct and complete the Indiana plant, make the Indiana plant operational, provide working capital for the plant and produce revenue. The following figures are intended to be estimates only, and the actual cost may vary significantly from the descriptions given below due to changes to our design or to a variety of other factors described elsewhere in this report.

Indiana Plant
Project Requirement	Estimated Cost	Percent
Plant construction, land and infrastructure	$147,030,000	84.02%
Construction performance bond	650,000	0.37%
Construction insurance costs	250,000	0.14%
Construction contingency	2,000,000	1.14%
Capitalized interest	3,000,000	1.71%
Rolling stock	400,000	0.23%
Financing and pre-production period costs	3,500,000	2.00%
Working capital	18,170,000	10.38%
Total	$175,000,000	100%

Assuming the maximum is raised, our proposed registered securities offering is expected to generate net proceeds of at least $55.0 million to partially finance the construction and start-up costs of the Indiana plant. We intend to finance the balance of the costs for the Indiana plant through senior and subordinate debt financing. However, no definitive agreement has been reached on this debt financing. At this time, we do not know if the equity and debt financing will be available to us and if it is, what business and financial conditions will be imposed on us to obtain the financing. If we do not obtain the needed financing, we may:

•                  commence construction of the plant using all or a part of the equity funds raised while we seek other financing sources;

•                  hold the equity funds raised indefinitely in an interest-bearing account while we seek another financing source; or

•                  use the funds on another project.

In any of these situations, we may not successfully construct and commence operations of our proposed Indiana plant.

Indiana Site Acquisition and Development

While we do not yet own any real property in Indiana, we have options to acquire two separate parcels of real property near Rochester and Argos, Indiana. Pending completion of our proposed registered securities offering, we expect to continue work on the preliminary design and development of our proposed Indiana plant, site assessment, obtaining the necessary construction permits, identifying potential sources of debt financing and negotiating the corn supply, ethanol and distillers grains marketing, utility and other contracts.

Plant Construction and Start-Up of Indiana Plant Operations

Assuming we obtain the necessary financing to complete the Indiana plant, we expect to commence construction in the fall of 2007 and complete construction of the proposed Indiana plant and commence operations in the first calendar quarter of 2009. Our work will include completion of the final design and development of the Indiana plant. We also plan to negotiate and execute finalized contracts concerning the construction of the Indiana plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains prior to completion of construction.

Minnesota Plant

We have an oral agreement with Fagen to enter into a design-build agreement to construct a 100 million gallons per year dry mill corn-processing ethanol plant near Northfield, Minnesota. No definitive agreement has been executed, and it is possible that the parties will not agree to terms and will not execute a design-build agreement. Over the next 12 months, we expect to continue work on the preliminary design and development of our proposed Minnesota plant, obtaining the necessary construction permits, identifying potential sources of financing and negotiating the design-build, corn supply, ethanol and distillers grains marketing, utility and other contracts.

Project Capitalization

We have not yet determined the construction and start-up costs for the Minnesota plant. We are expecting to use a portion of the proceeds from our proposed registered securities offering, assuming we raise the maximum amount offered, to continue to work on the preliminary design and development of the Minnesota plant. We anticipate that we will need to raise additional equity, senior debt and subordinate debt to fund construction and start-up costs of the Minnesota plant. No definitive agreements have been reached regarding this additional financing. At this time, we do not know if this financing will be available to us and if it is, what business and financial conditions will be imposed on us to obtain this financing. If we do not obtain the needed financing, we may choose not to construct the Minnesota plant.

Minnesota Site Acquisition and Development

We expect to continue work on the preliminary design and development of our proposed Minnesota plant, obtaining the necessary construction permits, identifying potential sources of equity and debt financing and negotiating the design-build, corn supply, ethanol and distillers grains marketing, utility and other contracts.

Based on current Rice County zoning requirements, our proposed site for the Minnesota plant may need to be rezoned, and a conditional use permit will likely be required. Bridgewater Township, Minnesota, where the proposed plant would be located, has adopted a one-year moratorium on ethanol plant construction while the township considers whether to adopt its own zoning code. If we are not able to have the land rezoned and obtain the required permits, we will not be able to build the Minnesota plant at its proposed site and will attempt to find another location to build the plant; however, this may prove unsuccessful. No assurance can be given that we will be successful in getting the proposed site rezoned or that we will obtain the required permits.

Plant Construction and Start-Up of Minnesota Plant Operations

Assuming we obtain the necessary financing and permits to complete the Minnesota plant, we expect to begin construction of the proposed Minnesota plant no sooner than the fall of 2007 and commence operations between 14 and 16 months after construction begins. Over the next 12 months, we plan to complete final design of the Minnesota plant and negotiate and execute finalized contracts concerning the construction of the Minnesota plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains.

TRENDS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

We are subject to industry-wide factors that affect the operating and financial performance of the South Dakota plants and will affect the operating and financial performance of the plants under development once they begin operations. These factors include, but are not limited to, the available supply and cost of corn from which the ethanol and distillers grains is processed; the cost of natural gas, which is used in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

We expect ethanol sales to constitute the bulk of our revenues. Ethanol prices have recently been much higher than their ten-year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. Areas where we believe demand may increase are new markets in New Jersey, Pennsylvania, Maryland, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana

and Texas. Minnesota may also generate additional demand due to the recent passage of state legislation mandating a 20% ethanol blend in its gasoline. Montana passed a similar mandate, but it will not go into effect until 55 million gallons of ethanol are produced in the state.

We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or government incentives could significantly impact demand for ethanol. On August 8, 2005, the Energy Policy Act of 2005 was signed into law containing a renewable fuel standard, known as the RFS. The RFS is a national program that will ensure that gasoline sold or introduced into commerce in the United States contains a particular volume of renewable fuel. The program will apply to refineries, blenders, distributors and importers as appropriate, but will not restrict the geographic areas in which renewable fuels may be used. The applicable volume of renewable fuel under the RFS will begin at 4 billion gallons in 2006 and increase to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the Energy Policy Act is expected to lead to approximately $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the Energy Policy Act may cause ethanol prices to increase in the short term due to additional demand, supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings in the long term.

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% unleaded gasoline for use in flexible fuel vehicles (FFVs). According to estimates of the Energy Information Administration, E85 consumption increased from a national total of 12.4 million gallons in 2000 to 23 million gallons in 2004. In the United States, there are currently about 3 million flexible fuel vehicles capable of operating on E85 and over 1,000 retail stations supplying it. Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.

Ethanol production continues to grow as additional plants become operational. Demand for ethanol has been supported by higher prices for oil and its refined components and by the federal Clean Air Act and federal regulations requiring the use of reformulated gasoline, known as RFG. RFG, which often contains ethanol, must be used in metropolitan areas with the most severe air pollution and in other areas where air quality is not in attainment with national standards. The Clean Air Act and federal regulations also require the use of oxygenated gasoline during the winter months in certain urban areas to reduce carbon monoxide emissions. The intent of the reformulated gasoline and oxygenated gasoline requirements is to reduce harmful emissions into the air. The application of the reformulated gasoline requirement to at least two metropolitan areas has been challenged and is currently at various stages of review. The EPA is engaged in rulemaking that will resolve the issue for Atlanta and will likely result in the eventual phase-out of the RFG requirement for Atlanta. The comment period for this rulemaking has closed, but no final rule has been issued. With respect to the other metropolitan area, Baton Rouge, Louisiana, the courts have sent the issue back to the EPA for reconsideration as to whether the RFG requirement should apply to that area. In the future, the combination of additional supply, successful challenges to the application of the RFG program and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.

Consumer resistance to the use of ethanol may affect the demand for ethanol, which could affect our ability to market our product and reduce the value of your investment. Certain individuals believe that use of ethanol will have a negative impact on prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce, which could negatively affect our ability to sell our product and negatively affect our profitability.

We expect ethanol prices will be positively impacted by blenders and refineries increasing their use of ethanol in response to environmental liability concerns about methyl tertiary butyl ether or MTBE and increased consumer acceptance and exposure of ethanol. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. The Consumer Federation of America recently published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at 10%. Since ethanol-blended fuel is expected to be a less expensive alternative for consumers, the demand for such ethanol-blended fuel could increase, thus increasing the overall demand for ethanol. This could positively affect our earnings.

However, the recent voluntary shift away from MTBE to ethanol has put increased focus on America’s ethanol and gasoline supplies. Legislation was recently introduced in the U.S. Senate and House of Representative that would strike the $0.54 secondary tariff on imported ethanol due to concerns that the recent spikes in retail gasoline prices are a result of ethanol supplies. Management believes these concerns over ethanol supplies are misguided. The Energy Information Administration estimates that 130,000 barrels per day of ethanol will be needed to replace the volume of MTBE refiners have chosen to remove from the gasoline pool. According to the U.S. International Trade Association, U.S. fuel ethanol production has soared to 333,000 barrels per day in September 2006, clearly enough ethanol to meet the new MTBE replacement demand while continuing to supply existing markets. Further, ethanol production capacity continues to increase as new plants come on-line. Nevertheless, if the legislation is passed, the price of ethanol may decrease, negatively affecting our earnings.

TECHNOLOGY DEVELOPMENTS

A new technology has recently been introduced to remove corn oil from concentrated thin stillage (a by-product of “dry milling” ethanol processing facilities). The oil could then be used as an animal feed supplement or possibly as an input for bio-diesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. The FWS Group of Companies, headquartered out of Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel, leaving only the endosperm of kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or bio-diesel production. Each of these new technologies is currently in its early stages of development. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plants.

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum—especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the existing South Dakota plants or the ethanol plants we are proposing to build into plants that will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we have total assets of approximately $87.6 million consisting primarily of cash, prepaid expenses, deferred offering and financing costs and construction in progress. We have current liabilities of approximately $16.0 million consisting primarily of our accounts payable and long-term debt of $7.0 million consisting of our tax-exempt and subordinated bonds and other debt financing. Since our inception through September 30, 2006 we have an accumulated deficit of approximately $2.0 million. Total members’ equity as of September 30, 2006 was approximately $64.6 million. Since our inception, we have generated no revenue from operations. For the period from inception to September 30, 2006, we had a net loss of approximately $2.0 million, primarily due to start-up business costs and related professional fees.

Based on our business plan and current construction cost estimates, we believe the Nebraska plant will cost approximately $151.6 million to construct and start operations, the Indiana plant will cost approximately $175.0 million to construct and start operations and the Aberdeen plant expansion will cost approximately $78.0 million to construct and start operations. We have not yet determined the construction and start-up costs for the Minnesota plant. We believe we have sufficient equity, debt financing, government incentives and grants to complete the Nebraska plant. We expect to require significant equity and debt financing to complete the Indiana and Minnesota plants and Aberdeen plant expansion.

Senior Credit Facility for the Nebraska Plant

Effective February 17, 2006, we entered into a loan agreement with Farm Credit establishing a senior credit facility with Farm Credit for the construction of a 100 million gallons per year ethanol plant. The construction financing is in the amount of $79.5 million consisting of a $58.5 million term loan, known as term loan A, and a $21.0 million revolving term loan, known as term loan B. Farm Credit also extended to us a $5.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which will not be effective until we begin operations. Farm Credit has appointed CoBank, ACB, to serve as its agent with regard to these loans.

Effective November 10, 2006, we assigned all our rights and obligations under the loan agreements described in the preceding paragraph to our wholly owned subsidiary, ABE Fairmont, LLC. Immediately following this assignment, Farm Credit and ABE Fairmont amended those agreements to extend the period during which ABE Fairmont may draw down funds, to shorten the period for their repayment and to extend the period during which a prepayment fee would be owed.

Effective November 20, 2006, ABE Fairmont and Farm Credit also entered into additional loan agreements, the effect of which is to provide an additional $6.5 million term loan, known as term loan C, and an additional $4.0 million revolving term loan, known as term loan D for construction of the Nebraska plant. The terms and conditions of these loan agreements are substantially similar to those described above.

We paid an origination fee of $397,500 to Farm Credit for term loan A. A commitment fee at a rate of 0.625% per annum is payable on a monthly basis on the unused portion of term loan B. For the grain inventory and futures revolving credit facility, we paid an origination fee of $12,500. A commitment fee of 0.25% per annum is payable on a monthly basis on the unused portion of the grain inventory and futures revolving credit facility. ABE Fairmont paid an origination fee of $72,500 to Farm Credit for term loan C. A commitment fee at a rate of 0.625% per annum is payable on a monthly basis on the unused portion of term loan D.

ABE Fairmont may select a rate of interest for each term loan at CoBank’s announced base rate plus 0.5%, a fixed rate to be quoted by CoBank or at LIBOR plus 3.4% per annum. ABE Fairmont may select a rate of interest for the grain inventory and futures revolving credit facility at CoBank’s announced base rate, a fixed rate to be quoted by CoBank or at LIBOR plus 3.1% per annum.

Farm Credit is only obligated to lend the funds for construction if certain conditions are satisfied. These conditions include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts and a process/yield guarantee from the design engineer and contractor acceptable to Farm Credit, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of at least $49.1 million of equity (less any tax increment financing proceeds and the proceeds we receive from the sale of subordinate exempt facilities revenue bonds issued by Fillmore County, Nebraska) and the delivery of attorney opinions.

ABE Fairmont must repay term loan A as follows: 25 equal quarterly installments of $2,250,000 with the first installment due February 20, 2008 and the last installment due February 20, 2014, followed by a final installment in an amount equal to the remaining unpaid principal balance on May 20, 2014. For each fiscal year ending in 2007 through 2010, ABE Fairmont must pay an additional amount equal to the lesser of $6 million or 75% of its free cash flow, not to exceed $12 million in the aggregate for all of these cash flow payments.

On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of term loan B in $5.0 million increments due every six months. ABE Fairmont will repay the grain inventory and futures revolving credit facility the earlier of March 1, 2008 or 12 months after the date on which ABE Fairmont borrows funds.

ABE Fairmont must repay term loan C and term loan D in full on June 1, 2009.

In November 2006, we assigned all of our right, title and interest in the Nebraska plant to ABE Fairmont. The loans owed to Farm Credit are secured by a first mortgage on all of ABE Fairmont’s real estate and a lien on all of ABE Fairmont’s personal property. ABE Fairmont has agreed to purchase $1,000 worth of stock in Farm Credit Services of America, ACA that will also be pledged as security for the loans. If ABE Fairmont prepays any portion of term loan A or term loan B through a refinancing prior to July 1, 2009, ABE Fairmont will pay a prepayment charge of 3% of the amount prepaid in addition to certain surcharges. If ABE Fairmont prepays any portion of term loan C or term loan D through a refinancing prior to June 1, 2009, ABE Fairmont will pay a prepayment charge of 3% of the amount prepaid in addition to certain surcharges.

While the credit facilities are outstanding, ABE Fairmont will be subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. After the construction phase, ABE Fairmont will not be allowed to make capital expenditures of more than $600,000 without prior approval. ABE Fairmont is also prohibited from making distributions to Advanced BioEnergy except as follows: (i) for each fiscal year commencing with the fiscal year ending September 30, 2007, ABE Fairmont may make a distribution to Advanced BioEnergy of 50% of ABE Fairmont’s net profit for the applicable fiscal year if Farm Credit has received audited financial statements for the applicable fiscal year and (ii) ABE Fairmont may make distributions to Advanced BioEnergy exceeding 50% of its net income if it has made the required cash flow payment for that fiscal year. ABE Fairmont must also be in compliance with all financial ratio requirements and loan covenants before and after any distributions to Advanced BioEnergy.

Upon the occurrence of an event of default or an event that will lead to a default, Farm Credit may upon notice terminate its commitment to loan funds to ABE Fairmont and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable. An event of default includes, but is not limited to, ABE Fairmont’s failure to make payments when due, insolvency, any material adverse change in ABE Fairmont’s financial condition or ABE Fairmont’s breach of any of the covenants, representations or warranties its has given in connection with the loans.

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Nebraska Plant

On April 1, 2006, we entered into a loan and trust agreement with the County of Fillmore, State of Nebraska and Wells Fargo, N.A. wherein Fillmore County issued and sold $7.0 million of subordinate exempt facilities revenue bonds, the interest on which is expected to be exempt from inclusion as gross income of the holder of the bonds for federal and state income tax purposes. Fillmore C ounty has loaned the proceeds from the sale of these bonds to us, the net proceeds of which equal approximately $5.6 million.

We agreed to repay the loan by making loan payments to Fillmore County in an amount equal to the aggregate principal amount of the bonds from time to time outstanding, and the premium, if any, and interest thereon on December 1, 2017, upon redemption, upon acceleration or when otherwise payable. Our obligation to make the loan payments under the loan and trust agreement is evidenced by the execution and delivery of a promissory note. Repayment of the bonds and the security for the bonds is subordinate to our senior credit facility with CoBank and Farm Credit.

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

The bonds are secured by a subordinate deed of trust and security agreement granted by us to Wells Fargo pursuant to which we conveyed to Wells Fargo a mortgage lien on the real property and fixtures constituting the Nebraska plant and security interests in all tangible personal property located on the mortgaged real property or used in connection with the Nebraska plant as security for repayment of the bonds. The lien of the subordinate deed of trust shall be subordinate to the lien of a deed of trust and security agreement given by us in favor of CoBank and Farm Credit.

Tax Increment Financing for the Nebraska Plant

We are seeking net proceeds of approximately $5.3 million in tax increment financing from the Village of Fairmont, Nebraska. Tax increment financing is a program created by state statute that provides city councils the power to use all of the real property tax resulting from the increase in taxable valuation due to the construction of new industrial or commercial facilities to provide economic incentives. We obtained approval from the city council of the Village of Fairmont of the redevelopment agreement in February 2006 and we anticipate that annexation of our plant site by the Village of Fairmont will be completed and closing will occur in the fourth calendar quarter of

2006. However, there is no guarantee that we will obtain tax increment financing or that if we do it will be in the amount currently anticipated.

Community Development Block Grant for the Nebraska Plant

We have received a $305,000 community development block grant to assist Fillmore County with road paving leading to the plant. Fillmore County will draw down directly on community development block grant funds.

FUTURE CAPITAL REQUIREMENTS

We believe that we have secured sufficient funds to complete construction and start-up of the Nebraska plant. Our future capital requirements will primarily depend on the cost and timing to complete the Aberdeen plant expansion, Indiana plant and Minnesota plant and the number of additional plants we construct or acquire, the timing of those plant openings or acquisitions within a given fiscal year and the need to fund operating losses, as well as the terms of any other corporate opportunities we undertake. These requirements will include costs directly related to constructing or acquiring new ethanol plants and may also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support multiple plants. We can provide no assurances at this time as to the timing of such an expansion, or whether such an expansion will occur.

Based on our business plan and current construction cost estimates, we believe the Aberdeen plant expansion construction and start-up (including working capital) will cost approximately $78.0 million, we believe the Indiana plant construction and start-up (including working capital) will cost approximately $175.0 million, and we do not yet have cost estimates for the Minnesota plant. We are seeking to raise a maximum of $100.0 million of equity in our proposed registered securities offering. Depending on the level of equity raised in our proposed registered securities offering, we expect to require significant debt financing to fund the Aberdeen plant expansion and the Indiana plant, as well as additional equity and debt financing to fund the Minnesota plant. If we raise only the $40.0 million minimum in our proposed registered securities offering, we will need to raise significant additional equity financing (at least $51 million), to complete the Indiana plant. Even if we raise $100.0 million in our proposed registered securities offering, we will still need to raise significant additional equity financing to construct the Minnesota plant.

If we receive proceeds from the offering prior to approval of the Heartland transaction by Heartland Producers, we intend to invest proceeds from the offering as necessary in order to continue funding the Aberdeen plant expansion pending closing of the Heartland transaction. The terms of and our ability to make this investment would be subject to approval of the Dakota Fuels board and may be subject to the approval of the senior lender to Heartland Grain Fuels, neither of which we control. If we do not receive proceeds from the offering by February 2007, we will need to raise subordinated debt in order for Heartland Grain Fuels to continue funding the Aberdeen plant expansion as scheduled. If we are able to raise subordinated debt, we plan on contributing funds as needed in the form of debt or equity to Heartland Grain Fuels in order to enable it to continue funding the Aberdeen plant expansion. We are in the process of exploring various alternatives for subordinated debt financing, but there are no assurances that we will be able to obtain subordinated debt financing on acceptable terms or at all or if we can obtain it, whether we will be able to obtain the approvals necessary to finance the Aberdeen plant expansion.

We do not have definitive contracts with any bank, lender or financial institution for debt financing for the Indiana plant or the Minnesota plant and there is no assurance that we will be able to secure this financing. Completion of the Indiana plant relies entirely on our ability to attract these loans and close on sufficient funds in our proposed registered securities offering. Completion of the Minnesota plant relies in part on our ability to raise sufficient equity and debt financing.

With the placement of the subordinated exempt facilities revenue bonds to Fillmore County, we have an obligation that may require funding if our cash flows from operations will not cover repayment of these bonds.

We intend to satisfy our capital requirements in fiscal 2007 with existing cash and funds available under our credit facility, cash generated from operations, primarily from our South Dakota plants, assuming that Heartland Grain Fuels makes distributions, and the proceeds from our proposed registered securities offering. However, if capital requirements for our business strategy change, or other factors change our capital requirements, we may need to seek additional debt or equity financing in the public or private markets. There is no assurance that financing will be available to us on acceptable terms or at all.

INTEREST RATE RISK

Our earnings in the future may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. Our outstanding subordinated exempt facilities revenue bonds carry a fixed rate of interest. As of September 30, 2006, we had no floating rate indebtedness. We have not contracted for any derivative financial instruments. We have no international sales. Substantially all of our purchases are denominated in U.S. dollars.

HEDGING AND OTHER RISK MITIGATION STRATEGIES

We manage our exposure to various risks through a risk management policy, which calls for the quantification and evaluation of market-based risk. We also have a risk management committee that monitors compliance with the risk management policy and advises the board of directors on forward pricing and risk management issues.

To mitigate price risk caused by market fluctuations in commodities such as corn, ethanol, natural gas and distillers grains, we may enter into exchanged traded commodities futures, options, cash contracts and over-the-counter instruments from time to time. These hedging instruments also expose us to unrealized gains and losses, which are offset by physical positions in the cash market. Fixed price contracts present the risk of financial loss in situations of default by the other party.

IMPACT OF INFLATION

We believe that inflation has not had a material impact on our results of operations since inception. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

OFF-BALANCE SHEET ARRANGEMENTS

Advanced BioEnergy has no off-balance sheet arrangements.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.

Subsequent to our seed capital offering, our original two members received compensation in the form of restricted equity units valued at $1.25 million (equivalent to $10 per unit) for their efforts in developing the Nebraska plant. The restriction will be removed as services are provided and selected milestones are achieved. The earned portion of the $1.25 million is being expensed as start-up expenses. As of September 30, 2006, $1,011,905 had been earned and expensed with the remaining $238,095 included in unearned compensation.

We will defer offering costs relating to our proposed registered securities offering until the sale of units is completed. Upon issuance of the units, these costs will be netted against the proceeds received. If our proposed registered securities offering is not completed, such costs will be expensed.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR HEARTLAND GRAIN FUELS

OVERVIEW

This report contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

Heartland Grain Fuels owns and operates ethanol plants located in Aberdeen and Huron, South Dakota, with a combined ethanol production capacity of approximately 39 million gallons per year. In addition to producing ethanol, Heartland Grain Producers produces and sells wet distillers grains, dry distillers grains and condensed distillers solubles as ethanol co-products. Assuming the successful completion of our proposed registered securities offering, we expect to complete an expansion of Heartland Grain Fuels’ Aberdeen plant during the first calendar quarter of 2008, which will increase Heartland Grain Fuels’ production capacity by approximately 40 million gallons per year.

The table below provides an overview of Heartland Grain Fuels’ ethanol plants that are in operation or under construction as of December 1, 2006.

	Aberdeen Plant	Huron Plant(1)	Aberdeen Expansion(2)
Location	Aberdeen, South Dakota	Huron, South Dakota	Aberdeen, South Dakota
Year completed or scheduled to be completed	1992	1999	First Calendar Quarter 2008
Annual ethanol capacity (in millions of gallons)	9	30	40
Primary energy source	Natural Gas	Natural Gas	Natural Gas
Estimated distillers grains production per year (3)	30,000 tons	95,000 tons	130,000 tons
Estimated corn processed per year	3.3 million bushels	11.1 million bushels	14.8 million bushels

(1)             The production capacity of the Huron plant was expanded from 12 million gallons per year to 30 million gallons per year in July 2006.

(2)             Construction of the Aberdeen plant expansion commenced in 2006.

(3)             Amounts represent the aggregate production of wet and dry distillers grains, converted to dry equivalent tons.

RECENT DEVELOPMENTS

Combination with Advanced BioEnergy

On November 8, 2006 the first closing of the Heartland Grain Fuels transaction occurred. As a result of the acquisition, SDWG and Aventine received cash and units in exchange for all of their limited partnership interests in Heartland Grain Fuels, and the common shares of Dakota Fuels owned by SDWG. After giving effect to the first closing, we own approximately 53% of the limited partnership interests in Heartland Grain Fuels and 51% of the common shares of Dakota Fuels. We also have an agreement to purchase all of the limited partnership interest in Heartland Grain Fuels and the common shares of Dakota Fuels owned by Heartland Producers, which would result in our owning 100% of Heartland Grain Fuels and Dakota Fuels. Subject to the approval of Heartland Producers’ members and satisfaction of certain closing conditions, we expect to close the transaction with Heartland Producers during the first calendar quarter of 2007.

Marketing Arrangements

As a member of the Aventine marketing alliance, all of Heartland Grain Fuels’ ethanol is sold to Aventine and priced through a pooling of Heartland Grain Fuels and other producers’ ethanol that is sold by Aventine to third parties. In connection with our purchase of Aventine’s limited partnership interests in Heartland Grain Fuels, Heartland Grain Fuels amended its marketing agreement with Aventine, effective December 1, 2006, to extend the term until November 2008, amend the timing of payment and modify the commission to be paid by Heartland Grain Fuels, and to include certain confidentiality provisions. After the initial term, the agreement will automatically renew for successive one-year terms unless terminated by either party upon one year’s prior written notice.

Grain Origination

In connection with our purchase of SDWG’s limited partnership interests in Heartland Grain Fuels and common shares in Dakota Fuels, Heartland Grain Fuels entered into a new grain origination agreement with SDWG. The term of the grain origination agreement is 10 years unless terminated earlier in accordance with its terms. SDWG has agreed to sell corn to Heartland Grain Fuels’ plants based on its projected use of corn. Heartland Grain Fuels may also purchase corn from other parties, subject to certain restrictions.

Credit Facility

Heartland Grain Fuels indirectly borrows funds from CoBank, ACB through an arrangement with Dakota Fuels. Pursuant to this arrangement, Heartland Grain Fuels borrows funds from Dakota Fuels pursuant to a master loan agreement, revolving term loan supplement and multiple advance term loan supplement. Dakota Fuels obtains funds to be loaned to Heartland Grain Fuels pursuant to loan agreements with CoBank that are substantially similar to the loan agreements between Heartland Grain Fuels and Dakota Fuels.

In connection with our combination with Heartland Grain Fuels, Heartland Grain Fuels and Dakota Fuels entered into an amendment to the master loan agreement dated October 27, 2005, a revolving term loan supplement, and a multiple advance term loan supplement. Dakota Fuels and CoBank also entered into an amendment to the master loan agreement dated October 27, 2005, a revolving term loan supplement and a multiple advance term loan supplement. Pursuant to the amended loan agreements, Heartland Grain Fuels may borrow up to $6.75 million and $35.25 million under the revolving term loan supplements and multiple advance term loan supplements, respectively. Amounts borrowed under the revolving term loan supplements may be repaid and reborrowed. Amounts borrowed under the multiple advance term loan supplement and later repaid may not be reborrowed. Amounts borrowed are due on January 20, 2008. Currently, Heartland Grain Fuels and Dakota Fuels have $3.4 million of funds available to borrow under these loans.

COMPONENTS OF REVENUES AND EXPENSES

Total Revenues

Heartland Grain Fuels’ primary source of revenue is the sale of ethanol produced at its Aberdeen and Huron plants. Sales of ethanol accounted for 88% of Heartland Grain Fuels’ sales in 2005 and 85% of Heartland Grain Fuels’ sales in 2004. Heartland Grain Fuels’ other sales are generated from the sale of distillers grains and condensed distillers solubles, which are co-products of the ethanol production process. The selling price Heartland Grain Fuels realizes for its ethanol is largely determined by the market supply and demand for ethanol. The selling price of co-products is largely determined by the market supply and demand of livestock protein feed supply, including alternatives to co-products of the ethanol production process. Recently, the demand for ethanol co-products has been lower than in previous years due to increased supplies of soy hulls in the livestock protein feed marketplace. The demand and markets for ethanol and ethanol co-products are independent of one another.

Cost of Sales and Gross Income

Heartland Grain Fuels’ gross income is derived from its sales less cost of sales. Heartland Grain Fuels’ cost of sales is mainly affected by the cost of corn and natural gas. Corn is Heartland Grain Fuels’ most significant raw material cost. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. Heartland Grain Fuels purchases natural gas to power steam generation in its ethanol production process and to dry its distillers grains. Natural gas represents Heartland Grain Fuels’ second largest cost. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. Historically, corn costs have accounted for approximately 53.0% of total cost of sales, while natural gas costs have accounted for approximately 17.5% of total cost of sales. Expenses for wages and benefits, depreciation, interest expense, enzymes, chemicals, electricity, water and repairs and maintenance comprise the remaining 29.5% of total cost of sales. Heartland Grain Fuels expects interest expense, net of interest capitalized as part of the Aberdeen plant expansion, to increase significantly as a result of its increased debt incurred in connection with the transactions with Advanced BioEnergy.

General and Administrative Expenses

General and administrative expenses consist of telephone, postage, professional fees, contributions, dues and subscriptions and office supplies.

Other Operating Income

Other operating income includes state incentive income, interest income and miscellaneous income. The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. Each plant is eligible to receive an aggregate of $10 million, payable up to $1 million per year. Heartland Grain Fuels generally receives payment between $700,000 and $800,000 per plant per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. This incentive terminated for the Aberdeen plant in 2004. Heartland Grain Fuels expects this incentive to terminate for the Huron plant in 2011. Heartland Grain Fuels does not expect to receive this incentive for the Aberdeen plant expansion.

RESULTS OF OPERATIONS

Heartland Grain Fuels did not complete the expansion of its Huron plant from 12 to 30 million gallons per year until July 2006. The Aberdeen plant expansion is scheduled to be completed during the first calendar quarter of 2008. The results for the historical periods presented are not representative of the results that Heartland Grain Fuels expects to achieve in the future due in part to its expanded Huron plant and the expansion of its Aberdeen plant.

The following table sets forth, for the periods indicated, revenues, expenses and net income, and the percentage relationship to sales of specified items in Heartland Grain Fuels’ consolidated income statement:

	Year Ended December 31,						Nine Months Ended September 30,
	2003		2004		2005		2005		2006
							(unaudited)
	(in thousands, except percentage data)
Sales	$31,321	100%	$36,043	100%	$36,501	100%	$27,474	100%	$38,001	100%
Cost of sales	32,458	103.6	35,462	98.4	33,453	9.2	25,129	91.5	28,095	73.8
Gross income (loss)	(1,137)	(3.6)	581	1.6	3,048	8.4	2,345	8.5	9,906	26.2
Other operating income	1,638	5.2	1,367	3.8	765	2.1	494	1.8	632	1.7
General and administrative expenses	175		148		148		115		187
Operating net income	325	1.0	1,800	5.0	3,665	10.0	2,724	9.9	10,351	27.4
Patronage dividend income	74		87		139		81		53
Net income	$399	1.3%	$1,887	5.2%	$3,805	10.4%	$2,805	10.2%	$10,404	27.5%

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Sales

Sales for the nine months ended September 30, 2006 were $38.0 million, compared to $27.4 million for the nine months ended September 30, 2005, an increase of $10.6 million or 38.7%. The increase in sales was primarily the result of record high ethanol prices, which were approximately 55 cents per gallon higher during the first nine months of 2006 compared to the same period in 2005. Sales also increased due to increased production at the Huron plant in August and September 2006 as a result of the expansion.

Sales from co-products decreased $0.6 million, or 21.8%, to $2.9 million for the nine months ended September 30, 2006 from $3.5 million for the nine months ended September 30, 2005. The decrease in co-product sales was primarily the result of a weaker livestock protein feed market due to an excess supply of soybean co-products.

Cost of Sales

Cost of sales for the nine months ended September 30, 2006 was $28.1 million, compared to $25.1 million for the nine months ended September 30, 2005, an increase of $3.0 million or 12.0%. This increase was primarily the result of increased cost of sales for the Huron plant due to the completion of the expansion in July 2006. The cost of sales for the Aberdeen plant was relatively unchanged when comparing the first nine months of 2006 and 2005.

Corn costs increased $0.5 million, or 3.8%, to $13.7 million for the nine months ended September 30, 2006 from $13.2 million for the nine months ended September 30, 2005. Corn costs represented 49.2% of cost of sales for the nine months ended September 30, 2006 and 52.5% of cost of sales for the nine months ended September 30, 2005. The increase in corn costs was due to an increase in number of bushels purchased as a result of the Huron expansion, which was offset by the fact that the average price paid per bushel was approximately $0.05 less during the first nine months of 2006 compared to the same period in 2005.

Natural gas costs increased $0.4 million, or 8.7%, to $5.0 million and accounted for 18.0% of cost of sales for the nine months ended September 30, 2006 from $4.6 million and 18.5% of cost of sales for the nine months ended September 30, 2005. The increased cost of natural gas was primarily attributable to increased volume purchased as a result of the Huron plant expansion.

The remaining $2.1 million increase in cost of sales was due primarily to increased depreciation, interest expense, wages and benefits, and denaturant costs in 2006 when compared to 2005 due primarily to the expansion of the Huron plant.

Gross Income

Gross income increased $7.5 million from $2.3 million or 8.5% of sales for the nine months ended September 30, 2005 to $9.9 million or 26.1% of sales for the same period in 2006. This increase was primarily a result of the record-high ethanol prices during the first nine months of 2006 and a decrease in the per bushel price of corn during the same period.

Other Operating Income

Other operating income increased $.1 million, or 27.9%, to $.6 million for the nine months ended September 30, 2006 from $.5 million for the nine months ended September 30, 2005. The increase was primarily the result of interest income earned on cash and cash equivalents.

General and Administrative Expenses

The increase in general and administrative expenses to $187,000 for the nine months ended September 30, 2006 from $115,000 for the nine months ended September 30, 2005 is primarily attributable to higher professional fees in 2006 in connection with the combination of Heartland Grain Fuels and Advanced BioEnergy.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Sales

Sales for 2005 were $36.5 million, compared to $36.0 million for 2004, an increase of $0.5 million or 1.3%. The increase in sales was due to slightly higher ethanol prices and slightly higher production for 2005 compared to 2004. The weighted average price realized on Heartland Grain Fuels’ sales of ethanol increased to $1.45 per gallon, or 2.8%, for 2005 from $1.41 per gallon for 2004. Accordingly, sales from ethanol increased $1.7 million, or 5.6%, to $32.0 million for 2005 from $30.3 million for 2004. Heartland Grain Fuels produced a total of 22.2 million gallons of fuel ethanol in 2005, compared to 21.4 million gallons in 2004.

Sales from co-products decreased $1.5 million, or 24.5%, to $4.5 million for 2005 from $6.0 million for 2004. Co-product sales decreased primarily due to lower prices in the livestock protein feeds market for ethanol co-products. The drop in prices resulted from an increase in the supply of soy hulls due to an increased amount of soybeans being crushed for oil and various other uses.

Cost of Sales

Cost of sales for 2005 was $33.5 million, compared to $35.5 million for 2004, a decrease of $2.0 million or 5.7%, due primarily to a decrease in the cost of corn in 2005 compared to 2004. However, higher natural gas costs in 2005 offset some of the corn savings.

Corn costs decreased $4.2 million, or 19.8%, to $16.9 million for 2005 from $21.1 million in 2004. Corn costs represented 50.6% of cost of sales for 2005 and 59.4% of cost of sales for 2004. This decrease was primarily the result of a 55 cent per bushel decrease in the cost of corn in 2005 compared to 2004.

Natural gas costs increased $1.8 million, or 34.5%, to $7.0 million, and accounted for 20.9% of cost of sales for 2005 and accounted for 15.5% of cost of sales for 2004. The increased cost of natural gas as a percentage of cost of sales was primarily attributable to increased natural gas prices during the year.

Gross Income

Gross income increased $1.9 million from $1.9 million or 5.4% of sales for the year ended December 31, 2004 to $3.8 million or 10.4% of sales for the same period in 2005. This increase was primarily the result of decreased corn costs and a slight increase in ethanol prices, which were partially offset by higher natural gas costs.

Other Operating Income

Other operating income decreased $0.60 million, or 44.0%, to $0.77 million for 2005 from $1.37 million for 2004. The decrease was primarily the result of the Aberdeen plant receiving the maximum aggregate amount of state incentive money attributable to production during 2004. Heartland Grain Fuels received an aggregate of $10 million in incentives with respect to the Aberdeen plant late in 2004. The Huron plant has approximately $6 million of incentives to recover as of December 31, 2005.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Sales

Sales for 2004 were $36.0 million, compared to $31.3 million for 2003, an increase of $4.7 million or 15.1%. The increase in sales was primarily the result of a 22 cent per gallon increase in the price of ethanol in 2004 compared to 2003. Heartland Grain Fuels produced a total of 21.4 million gallons of fuel ethanol in 2004, compared to 21.3 million gallons in 2003.

Sales from co-products increased $0.5 million, or 7.7%, to $6.0 million for 2004 from $5.5 million for 2003. The increase was the result of slightly higher co-product prices due in part to the fact that more co-products were sold locally in 2004.

Cost of Sales

Cost of sales for 2004 was $35.5 million, compared to $32.5 million for 2003, an increase of $3.0 million or 9.3%, due primarily to an increase in the cost of corn in 2004 compared to 2003.

Corn costs increased $3.5 million, or 19.9%, to $21.1 million for 2004 from $17.6 million in 2003. Corn costs represented 59.4% of cost of sales for 2004 and 54.2% of cost of sales for 2003. This increase was primarily the result of a 42 cent per bushel increase in the cost of corn in 2004 compared to 2003, as natural gas costs only increased $0.2 million, or 4.0%, to $5.2 million, accounted for 14.7% of cost of sales for 2004, and accounted for 15.5% of cost of sales for 2003.

Gross Income (Loss)

Gross income increased $1.4 million from $0.5 million or 1.6% of sales for the year ended December 31, 2003 to $1.9 million or 5.4% of sales for the same period in 2004. This increase was primarily the result of higher ethanol prices, which were partially offset by higher corn prices.

Other Operating Income

Other operating income decreased $0.27 million, or 16.5%, to $1.37 million for 2004 from $1.64 million for 2003. The decrease was primarily the result of the Aberdeen plant receiving the maximum aggregate amount of state incentive money attributable to production during late 2004, as well as the state incentive program being under funded in 2004.

FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY

Heartland Grain Fuels’ quarterly operating results are influenced by seasonal fluctuations in the price it pays for corn and natural gas, and the price it receives for ethanol. The spot price of corn historically increases during the spring planting season in May and June, and historically decreases during the fall harvest in October and November. The price for natural gas, however, tends to move opposite that of corn and historically is lower in the spring and summer and higher in the fall and winter. In addition, Heartland Grain Fuels’ ethanol prices are substantially correlated with the price of unleaded gasoline, which tends to increase during the summer and winter seasons.

As a result of quarterly and seasonal fluctuations, Heartland Grain Fuels believes comparisons of operating measures between consecutive quarters is not as meaningful as comparisons between longer periods and should not be relied on as indicators of its future performance.

HEDGING AND OTHER RISK MITIGATION STRATEGIES

Heartland Grain Fuels seeks to mitigate its exposure to commodity price fluctuations by entering into forward purchase contracts for a portion of its corn and natural gas requirements on a fixed price basis. Heartland Grain Fuels’ corn and natural gas requirements are forecasted to take into account its expected production of ethanol. Heartland Grain Fuels believes its strategy of managing exposure to commodity price fluctuations will reduce somewhat the volatility of its results, but will also reduce its ability to benefit from favorable changes in prices.

As of September 30, 2006, Heartland Grain Fuels had entered into forward purchase contracts for 10.5 million bushels of corn through September 30, 2007 and 90,000 MMBtu of natural gas through March 31, 2007, which represents 75% and 20% of its estimated requirements of corn and natural gas for the respective periods of time. Heartland Grain Fuels has fixed the purchase price it will pay for 6.7 million bushels of such corn for the period from November 2006 through July 2007.

The extent to which Heartland Grain Fuels enters into forward purchase contracts for corn and natural gas during the year may vary substantially from time to time based on a number of factors, including supply and demand, the needs of customers to purchase ethanol or suppliers to sell Heartland Grain Fuels raw materials on a fixed basis, Heartland Grain Fuels’ forecasting of future market trends, seasonal factors and the costs of forward contracts. For example, Heartland Grain Fuels would expect to purchase forward a smaller percentage of its corn requirements for the fall months when prices tend to be lower, and would expect to enter into forward purchase contracts for its natural gas requirements during the fall and winter months when prices tend to be higher.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of Heartland Grain Fuels’ liquidity and financial condition:

	September 30, 2006	December 31, 2005
Cash and cash equivalents	$2,488,338	$474,442
Working capital	(303,955)	141,176
Amounts available under loan agreements	3,400,000	15,000,000
Long-term debt	18,000,000	5,755,820
Net cash provided by operating activities	11,889,810	6,090,707
Net cash (used in) investing activities	(23,917,688)	(6,533,018)
Net cash provided by (used in) financing activities	14,041,775	(2,759,088)

Heartland Grain Fuels’ principal sources of liquidity consist of cash and cash equivalents, cash provided by operations and available borrowings under its loan agreements. In addition to funding operations, Heartland Grain Fuels’ principal uses of cash have been, and are expected to be, the debt service requirements of its indebtedness, the expansion of its plants, capital expenditures and general operations.

Heartland Grain Fuels financed its operations in the first three quarters of 2006 primarily through cash flow provided by operations and financing activities. At September 30, 2006, Heartland Grain Fuels had total cash and cash equivalents of $2.5 million compared to $0.5 million at December 31, 2005. Cash provided by operating activities was $11.9 million for the nine months ended September 30, 2006, compared to $4.3 million for the nine months ended September 30, 2005. The increase in operating cash flow was due primarily to increased profits in 2006 as a result of record high ethanol prices, which was offset by increases in accounts receivable. The increase in accounts receivable was due primarily to the timing of payments received from Aventine for the sale of ethanol and the increase in ethanol prices.

Heartland Grain Fuels financed its operations for 2005 primarily through cash provided by operating activities. At December 31, 2005, Heartland Grain Fuels had total cash and cash equivalents of $0.5 million compared to $3.7 million at December 31, 2004. Cash provided by operating activities was $6.1 million for 2005 compared to cash provided by operating activities of $4.4 million for 2004. The increase in operating cash flow was due to a number of factors, including an increase in net income, an increase in accounts payable and a decrease in inventories, which were partially offset by a decrease in accounts receivable and an increase in prepaid expenses. Net income increased $1.9 million primarily due to decreased corn costs, which were partially offset by increased natural gas costs. Accounts payable increased $0.9 million in 2005 compared to a marginal decrease in accounts payable in 2004. The increase in accounts payable in 2005 was due primarily to increased expenditures in connection with the expansion of the Huron plant. Inventories decreased $0.2 million in 2005 compared to an increase in inventories of $0.3 million in 2004. The changes in inventories for the two years were due to normal fluctuations in ethanol inventories based on the timing of shipments. Accounts receivable increased $0.3 million in 2005 compared to a decrease in accounts receivable of $1.0 million in 2004. The changes in accounts receivable for the two years were due primarily to the timing of payments received from Aventine for the sale of ethanol. Prepaid expenses increased $0.2 million in 2005 compared to a marginal decrease in prepaid expenses in 2004. The increase in prepaid expenses in 2005 was due primarily to a shift in Heartland Grain Fuels’ business insurance from calendar year policies to policies covering twelve-month periods beginning November 1 of each year.

Cash used in investing activities was $23.9 million for the nine months ended September 30, 2006 compared to $2.3 million for the nine months ended September 30, 2005. The increase was primarily due to cash payments for the Huron plant expansion, as well as preliminary cash payments for the Aberdeen plant expansion.

Cash used in investing activities was $6.5 million for 2005 compared to $0.3 million for 2004. The increase primarily resulted from cash payments in connection with the Huron plant expansion.

Cash provided by financing activities for the nine months ended September 30, 2006 was $14.0 million, compared to $2.9 million used in financing activities for the nine months ended September 30, 2005. The 2005 period included debt retirement of $1.8 million and an equity distribution to Heartland Grain Fuels’ partners of $1.0 million, while the 2006 period included increased borrowings for the Huron plant expansion.

Cash used in financing activities was $2.8 million for 2005 compared to $0.9 million for 2004. The increase primarily resulted from a larger distribution to Heartland Grain Fuels’ partners and increased payoff of indebtedness in 2005.

Heartland Grain Fuels’ financial position and liquidity are, and will be, influenced by a variety of factors, including:

•                  its ability to continue to generate cash flows from operations;

•                  the availability of funds under its loan agreements, the level of its outstanding indebtedness and the interest it is obligated to pay on this indebtedness; and

•                  its capital expenditure requirements, which consist primarily of costs associated with the expansion of its Aberdeen plant.

Heartland Grain Fuels intends to fund its principal liquidity requirements through cash and cash equivalents, cash provided by operations, borrowings under its existing loan agreements and additional debt and equity. Heartland Grain Fuels believes its existing sources of liquidity will be sufficient to meet the cash requirements of its operating and investing activities through at least February 2007, at which time it will need to seek additional sources of debt or obtain additional equity investments from its partners in order to fund liquidity requirements related to the Aberdeen plant expansion.

Heartland Grain Fuels has not currently identified additional sources of debt nor does it have commitments from its partners to provide additional equity investment. In addition, Advanced BioEnergy does not control Heartland Grain Fuels or Dakota Fuels, the general partner of Heartland Grain Fuels. If we receive proceeds from our proposed registered securities offering prior to approval of the Heartland transaction by Heartland Producers, we intend to invest proceeds from the offering as necessary in order to continue funding the Aberdeen plant expansion pending closing of the Heartland transaction. The terms of and our ability to make this investment would be subject to approval of the Dakota Fuels board and may be subject to the approval of the senior lender to Heartland Grain Fuels, neither of which we control. If we do not receive proceeds from our proposed registered securities offering by February 2007, Advanced BioEnergy may need to raise subordinated debt in order for Heartland Grain Fuels to continue funding the Aberdeen plant expansion as scheduled. If we are able to raise subordinated debt, we plan on contributing funds as needed in the form of debt or equity to Heartland Grain Fuels in order to enable it to continue funding the Aberdeen plant expansion. We are in the process of exploring various alternatives for subordinated debt financing, but there are no assurances that we will be able to obtain subordinated debt financing on acceptable terms or at all.

Any investment by us is subject to approval by the Dakota Fuels board and may be subject to approval by the senior lender to Heartland Grain Fuels, neither of which we control. If we do not receive the necessary approvals, the Aberdeen expansion may be delayed or may not proceed.

In connection with the first closing of the Heartland transaction, the board of directors of Dakota Fuels approved an $8,757,400 distribution to the Heartland Grain Fuels’ members. In addition, Heartland Grain Fuels increased its indebtedness by $13.0 million at the first closing of the Heartland transaction to fund, in part, construction of the Aberdeen plant expansion.

Capital Expenditures

Heartland Grain Fuels expects to make capital expenditures of approximately $55.0 million and $5.0 million in 2007 and 2008, respectively, primarily for the expansion of its Aberdeen plant.

Aberdeen Plant Expansion

Project Capitalization

Heartland Grain Fuels estimates that it will cost approximately $78.0 million to complete the Aberdeen plant expansion and commence operations, of which approximately $8.7 million had been paid as of December 1, 2006. The following figures are intended to be estimates only, and the actual costs may vary significantly from the descriptions given below due to changes to our design or to a variety of other factors described elsewhere in this report.

Aberdeen Plant Expansion
Project Requirement	Estimated Cost	Percent
Plant construction, land and infrastructure	$69,860,000	89.56%
Construction insurance costs	110,000	0.14%
Construction contingency	750,000	0.96%
Capitalized interest	1,200,000	1.54%
Financing and pre-production period costs	550,000	0.71%
Working capital	5,530,000	7.09%
Total	$78,000,000	100%

Construction of the Aberdeen Plant Expansion

Effective July 14, 2006, Heartland Grain Fuels entered into a design-build agreement with ICM to establish a 40 million gallons per year dry mill ethanol production facility adjacent to the current Aberdeen plant. Under the terms of the agreement, ICM guarantees that the plant will meet certain performance criteria during a seven-day performance test that indicate the plant is capable of producing annually a certain amount of ethanol and distillers grains if operated in accordance with ICM’s instructions. Heartland Grain Fuels expects that the plant will be finished in the first calendar quarter of 2008. Heartland Grain Fuels anticipates having sufficient funds to pay these costs through at least February 2007, at which time it will need to seek additional sources of debt or obtain additional equity investments from its partners in order to fund liquidity requirements related to the Aberdeen plant expansion.

Loan Agreements

Upon the closing of our acquisition of limited partnership interests in Heartland Grain Fuels and common shares of Dakota Fuels on November 8, 2006, Heartland Grain Fuels’ had borrowed $6.75 million and $30.75, resulting in $0 and $4.5 million of available funds, under the revolving term loan supplements and multiple advance term loan supplements, respectively. Amounts borrowed under the loan agreements mature on January 20, 2008. Dakota Fuels’ obligations under the loan agreements with CoBank are guaranteed by Heartland Grain Fuels and are secured by a first lien on all equity that Dakota Fuels may now own or hereafter acquire in Heartland Grain Fuels and on all now owned or subsequently acquired personal property of Dakota Fuels. Heartland Grain Fuels’ guarantee is secured by a first lien on all now owned and subsequently acquired personal property and real estate of

Heartland Grain Fuels. The loan agreements contain customary covenants, including minimum net worth requirements for Heartland Grain Fuels. In addition, Heartland Grain Fuels and Dakota Fuels are required to provide to CoBank on or before May 1, 2007 a refinance plan acceptable to CoBank. The loan agreements also contain certain customary events of default including defaults based on cross-defaults to other indebtedness.

OFF-BALANCE SHEET ARRANGEMENTS

Heartland Grain Fuels has no off-balance sheet arrangements.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Heartland Grain Fuels’ discussion and analysis of its financial condition and results of operations are based on the financial statements included in this report, which have been prepared in conformity with generally accepted accounting principles in the United States. Note 2 to the Financial Statements for 2005, 2004 and 2003 included in this report contains a summary of Heartland Grain Fuels’ significant accounting policies, many of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based upon management’s current judgment. The process used by management encompasses its knowledge and experience about past and current events and certain assumptions on future events. The judgments and estimates regard the effects of matters that are inherently uncertain and that affect the carrying value of Heartland Grain Fuels’ assets and liabilities. Heartland Grain Fuels believes that of its significant accounting policies, the following are noteworthy because changes in these estimates or assumptions could materially affect its financial position and results of operations.

Revenue Recognition

Revenue from the production of ethanol and its co-products is recorded when title transfers to customers. Ethanol and its co-products are generally shipped FOB Heartland Grain Fuels’ plants. In accordance with Heartland Grain Fuels’ marketing agreement with Aventine, sales are recorded net of commissions retained by Aventine at the time payment is remitted.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under SFAS No. 133 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, Heartland Grain Fuels’ forward contracts related to the purchase of corn and natural gas are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of SFAS No. 133.

IMPACT OF INFLATION

Inflation has not significantly affected Heartland Grain Fuels’ operating results. However, costs for construction, taxes, repairs, maintenance and insurance are all subject to inflationary pressures and could affect Heartland Grain Fuels’ ability to maintain its plants adequately and expand its existing plants.

STATE OF SOUTH DAKOTA INCENTIVES

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. Each plant is eligible to receive an aggregate of $10 million, payable up to $1 million per year. Heartland Grain Fuels generally receives payment between $700,000 and $800,000 per plant per year. This incentive terminated for the Aberdeen plant in 2004. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. Heartland Grain Fuels expects this incentive to terminate for the Huron plant in 2011. Heartland Grain Fuels does not expect to receive this incentive for the Aberdeen plant expansion.

ITEM 7.           FINANCIAL STATEMENTS

Financial Statements	Page
Advanced BioEnergy, LLC
Report of Independent Registered Public Accounting Firm dated November 28, 2006
Financial Statements as of September 30, 2006
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Members’ Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements

Heartland Grain Fuels, L.P.
Financial Statements as of September 30, 2006 and September 30, 2005
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

Independent Auditors’ Report dated January 25, 2006
Financial Statements as of December 31, 2005, December 31, 2004 and December 31, 2003
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Advanced BioEnergy, LLC
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC & subsidiaries (a development stage company) as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in members’ equity and cash flows for the year ended September 30, 2006 and for the periods from January 4, 2005 (date of inception) to September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the year ended September 30, 2006 and for the periods from January 4, 2005 (date of inception) to September 30, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa
November 28, 2006

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,814,561	$893,587
Prepaid expenses	130,518	58,230
Other receivable	151,750	2,358
TOTAL CURRENT ASSETS	11,096,829	954,175

PROPERTY AND EQUIPMENT
Land	1,460,051	—
Office equipment	313,254	38,685
Leasehold improvement	10,113	8,513
Construction in process	38,156,059	—
	39,939,477	47,198
Less accumulated depreciation	(30,534)	(2,275)
	39,908,943	44,923
OTHER ASSETS
Cash for plant construction	32,500,000	—
Land option deposits	62,500	30,000
Other assets	3,400	26,400
Financing costs and deferred offering costs, net of accumulated amortization 2006 29,792; 2005 none	1,219,736	354,013
Intangible	2,811,531	—
	36,597,167	410,413
TOTAL ASSETS	$87,602,939	$1,409,511

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$15,680,595	$193,673
Accrued expenses	372,076	5,972
TOTAL CURRENT LIABILITIES	16,052,671	199,645

LONG-TERM DEBT	7,000,000	—

MEMBERS’ EQUITY
Members’ capital, no par value, authorized 20,000,000 units, 7,165,600 and 625,000 units outstanding at September 30, 2006 and 2005, respectively	66,820,932	3,174,098
Deficit accumulated during development stage	(2,032,569)	(914,232)
Unearned compensation	(238,095)	(1,050,000)
	64,550,268	1,209,866
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$87,602,939	$1,409,511

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2006	Period from Inception (January 4, 2005) to September 30, 2005	Period from Inception (January 4, 2005) to September 30, 2006
REVENUES	$—	$—	$—

OPERATING EXPENSES
Start-up expenses	517,348	723,750	1,241,098
Accounting	148,100	3,765	151,865
Consulting fees	222,036	73,666	295,702
Legal	454,065	34,791	488,856
Directors’ meetings and expenses	264,063	40,229	304,292
Meetings and travel expenses	26,957	—	26,957
Office expenses	42,873	6,825	49,698
Office labor	606,776	10,381	617,157
Contract labor	21,245	—	21,245
Payroll tax expense	30,074	721	30,795
Insurance	69,791	7,341	77,132
Utilities	27,757	4,190	31,947
Rent	27,067	2,100	29,167
Advertising and promotion	6,180	3,192	9,372
Licenses and fees	47,922	807	48,729
Depreciation	28,259	2,275	30,534
Bank charges	20,422	—	20,422
Crop expense	7,653	—	7,653
Land option expense	12,000	—	12,000
Miscellaneous	21,086	199	21,285
	2,601,674	914,232	3,515,906

LOSS FROM OPERATIONS	(2,601,674)	(914,232)	(3,515,906)

OTHER INCOME (EXPENSE)
Other income	12,000	—	12,000
Rent income	2,750	—	2,750
Interest income	1,517,738	—	1,517,738
Interest (expense)	(49,151)	—	(49,151)

LOSS ACCUMULATED DURING DEVELOPMENT STAGE	$(1,118,337)	$(914,232)	$(2,032,569)

Weighted Average Units Outstanding	3,717,635	362,794	2,066,738

Net (Loss) Per Unit - Basic and Diluted	$(0.30)	$(2.52)	$(0.98)

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
Period from January 4, 2005 (Date of Inception)
to September 30, 2006

		Deficit
		Accumulated
		During
	Members’	Development	Unearned
	Capital	Stage	Compensation	Total

MEMBERS’ EQUITY - January 4, 2005	$—	$—	$—	$—

Issuance of 450,000 membership units	1,500,000	—	—	1,500,000
Issuance of 7,500 membership units	25,000	—	—	25,000
Issuance of 125,000 restricted membership units	1,250,000	—	(1,250,000)	—
Issuance of 42,500 restricted membership units	425,000	—	(425,000)	—
Amortization of unearned compensation	—	—	625,000	625,000
Costs of raising capital incurred in connection with private placement memorandum	(25,902)	—	—	(25,902)
Net loss	—	(914,232)	—	(914,232)

MEMBERS’ EQUITY - September 30, 2005	$3,174,098	$(914,232)	$(1,050,000)	$1,209,866

Issuance of 6,048,400 membership units	60,484,000	—	—	60,484,000
Amortization of unearned compensation	—	—	811,905	811,905
Cost of raising capital - public offering	(1,068,166)	—	—	(1,068,166)
Issuance of 492,200 membership units, of which 75,000 units are held in escrow	4,172,000	—	—	4,172,000
Unit compensation expense	59,000	—	—	59,000
Net loss	—	(1,118,337)	—	(1,118,337)

MEMBERS’ EQUITY - September 30, 2006	$66,820,932	$(2,032,569)	$(238,095)	$64,550,268

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2006	Period from Inception (January 4, 2005) to September 30, 2005	Period from Inception (January 4, 2005) to September 30, 2006

OPERATING ACTIVITIES
Net (loss)	$(1,118,337)	$(914,232)	$(2,032,569)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	28,259	2,275	30,534
Unit compensation expense	59,000	—	59,000
Consulting services exchanged for membership units	386,905	625,000	1,011,905
Changes in assets and liabilities, net of effects from purchases of Indiana Renewable Fuels, LLC:
Prepaid expenses	(66,953)	(58,230)	(125,183)
Other receivables	(149,392)	(2,358)	(151,750)
Accounts payable	212,809	80,107	292,916
Accrued expenses	366,104	5,972	372,076
NET CASH (USED IN) OPERATING ACTIVITIES	(281,605)	(261,466)	(543,071)

INVESTING ACTIVITIES
Payment of deposit	—	(26,400)	(26,400)
Purchase of other assets	(2,000)	—	(2,000)
Purchase of property and equipment	(23,536,491)	(46,835)	(23,583,326)
Increase in cash, for plant construction	(32,500,000)	—	(32,500,000)
Net cash received from acquisition of assets	1,306,287	—	1,306,287
Payment of land option deposits	(42,500)	(30,000)	(72,500)
NET CASH (USED IN) INVESTING ACTIVITIES	(54,774,704)	(103,235)	(54,877,939)

FINANCING ACTIVITIES
Proceeds from sale of membership units	60,484,000	1,500,000	61,984,000
Payments on short-term debt	(1,270,800)	—	(1,270,800)
Proceeds from long-term debt	7,000,000	—	7,000,000
Payment of cost of raising capital	—	(19,462)	—
Payment of deferred offering and financing costs	(1,235,917)	(222,250)	(1,477,629)
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,977,283	1,258,288	66,235,571
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,920,974	893,587	10,814,561

CASH AND CASH EQUIVALENTS - beginning of period	893,587	—	—

CASH AND CASH EQUIVALENTS - end of period	$10,814,561	$893,587	$10,814,561

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, cash paid for interest net of capitalized interest of $199,688	$49,151	$—	$49,151

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Accounts payable incurred for cost of raising capital	$—	$6,440	$—

Accounts payable incurred for deferred offering costs	$390,967	$106,763	$390,967

Membership units issued for acquisition of assets	$4,172,000	$—	$4,172,000

Accounts payable incurred for construction in process and office equipment	$14,990,966	$363	$14,990,966

Membership units issued as deferred offering costs	$—	$1,075,000	$25,000

Land option applied to land purchase	$20,000	$—	$20,000

Land acquired through issuance of note payable	$1,270,800	$—	$1,270,800

Deposit transferred to financing costs	$25,000	$—	$25,000

Unearned compensation provided as deferred offering costs	$425,000	$—	$425,000

Deferred offering cost transferred to cost of raising capital	$1,068,166	$—	$1,068,166

Financing costs amortized to construction in process	$29,792	$—	$29,792

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY — Advanced BioEnergy, LLC (ABE), its wholly owned subsidiaries, ABE Fairmont, LLC, ABE Northfield, LLC and Indiana Renewable Fuels, LLC (IRF) are development stage limited liability companies (collectively, the Company). The Company was organized to build ethanol plants and undertake other biofuel projects. Construction of a 100 million gallon per year ethanol plant near Fairmont, Nebraska is under way and is expected to be completed in September 2007. A 100 million gallon per year ethanol plant to be located near Rochester or Argos, Indiana is in the design stage, and a 100 million gallon per year ethanol plant to be located near Northfield, Minnesota is in the development stage.

Advanced BioEnergy, LLC recently formed ABE Fairmont, LLC and ABE Northfield, LLC to own and operate the Nebraska plant and the Minnesota plant, respectively. All service contracts, credit agreements and regulatory permits that were originally entered into by Advanced BioEnergy, LLC have been assigned to the appropriate subsidiary. Title to the land owned for the Nebraska plant has been transferred to ABE Fairmont, LLC, and the options to purchase land for the Minnesota plant have been assigned to ABE Northfield, LLC. IRF was acquired by Advanced BioEnergy, LLC on June 15, 2006, and IRF will own and operate the Indiana plant. The operations of IRF have been included in these financial statements from the time of the acquisition.

CONSOLIDATION POLICY — The accompanying consolidated financial statements include the accounts of ABE, its wholly owned subsidiaries, ABE Fairmont, LLC, ABE Northfield, LLC and IRF. All significant intercompany account balances and transactions have been eliminated.

ASSET ACQUISITION — On May 11, 2006, ABE entered into an Agreement and Plan of Merger that provides, among other things, for ABE’s wholly owned subsidiary to be merged with and into IRF. As a result of the merger, which closed on June 15, 2006, the outstanding membership units of IRF could be converted, at the election of each individual holder of IRF membership units, into the right to receive either: (a) 500 ABE membership units or (b) $5,000 in cash. As a result of the merger, the outstanding membership units of IRF were converted into an aggregate of 492,200 membership units of ABE, of which 75,000 are held in escrow, and $25,000 in cash (see Note E). The units held in escrow will be released upon successful completion of the following: the Company successfully raising adequate equity to fund construction of the Indiana plant, the execution of a written agreement between the Company and the landfill located near the Indiana plant providing for the purchase and delivery of methane to the Indiana plant and the establishment of terms on which rail transportation will be provided to the Indiana plant.

UNEARNED UNIT COMPENSATION — Subsequent to the Company’s seed capital offering, the original two members received compensation in the form of the restricted equity units valued at $1.25 million (equivalent to $10 per unit) for their efforts in developing the Company’s plant to be located near Fairmont, Nebraska. The restriction will be removed as services are provided and selected milestones are achieved. The earned portion of the $1.25 million is being expensed as start-up expenses. As of September 30, 2006, $1,011,905 had been earned and expensed with the remaining $238,095 included as unearned compensation.

During the 4th quarter of 2006, the Company began to recognize an additional expense related to 26,580 units, $265,800, that will be issued to a member based on the estimated total cost of the ethanol plant near Fairmont, Nebraska. The Company is amortizing this as unit compensation expense over the remaining construction period. As of September 30, 2006, $231,800 remains to be amortized.

CASH AND CASH EQUIVALENTS — The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS — Financial instruments include cash and cash equivalents, other receivables, accounts payable, accrued expenses and long-term debt. Management believes the fair value of each of these financial instruments approximates their carrying value in the balance sheet as of the balance sheet date. The fair value of current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors.

DEFERRED OFFERING AND FINANCING COSTS — The Company defers costs incurred to raise equity and debt financing until the related equity or debt is issued. At the time of issuance of such new equity, the deferred offering costs will be netted against the proceeds received. The financing costs will be amortized over the term of the debt. Unamortized financing costs totaled approximately $836,000 and none at September 30, 2006 and 2005, respectively.

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

RESTRICTED UNITS — The Company has issued restricted units to certain directors for services outside their role as directors at fair value under the Financial Accounting Standards Board (FASB) Statement No. 123R. All restricted units issued are subject to various restriction requirements. 305,000 membership units are restricted by a lock-up agreement between the two founding members and a related party development company. The lock-up agreement prohibits the transfer of the shares until May 2008. Of the 305,000 units issued, 263,333 are vested but remain restricted and 41,667 are unvested and restricted.

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

CASH FOR PLANT CONSTRUCTION — The cash that will be used for the construction of the ethanol plant has been classified as long-term according to its estimated use, including the proceeds from the revenue bonds which are restricted for use in plant construction.

INTANGIBLE — The intangible asset represents the value of the construction contract that was purchased. The contract value will be capitalized as part of the ethanol plant upon completion.

NOTE B: RELATED PARTY TRANSACTIONS

The Company paid a development consulting company owned by two of its directors for assistance with negotiating contracts, planning the spring 2006 equity marketing effort and securing debt financing. As of September 30, 2006, the Company had incurred consulting charges of approximately $496,000.

A director of the Company is currently the president of one of the Company’s bank depositories.

NOTE C: FINANCING

On February 17, 2006, the Company entered into a $79.5 million loan agreement with a lending institution consisting of a $58.5 million term loan and a $21.0 million revolving term loan. In addition, the Company also received a $5.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions. The loan agreement is collateralized by substantially all the assets of the Company. As of September 30, 2006, the Company has not drawn on these loans.

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

The revolving credit facility has interest rate options of a base rate, a fixed rate quoted by the lender or LIBOR plus 3.1% per annum. The Company is required to pay a commitment fee on the daily unused portion of the commitment at a rate of .25% per annum. The loan is effective through March 1, 2008.

The Company has $7.0 million of Subordinate Exempt Facilities Revenue Bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan agreement is collateralized by the Nebraska plant assets.

The Company has agreed to repay the loan by making loan payments to the issuer in an amount equal to the aggregate principal amount of the bonds from time to time outstanding, and the premium, if any, and interest thereon at maturity, upon redemption, upon acceleration, or when otherwise payable. The Company’s obligation to make the loan payments under the loan and trust agreement is evidenced by its execution and delivery of a promissory note. The Company’s repayment of the bonds and the security for the bonds are subordinate to the Company’s senior loan and credit facility. Annual principal payments of $815,000 are required starting in December 2010 through December 2016, with the remainder due December 2017.

NOTE D: COMMITMENTS AND CONTINGENCIES

Construction contracts

The total cost of the Nebraska plant, including the construction of the ethanol plant and start-up expenses, is expected to approximate $151.6 million. The Company has a lump-sum design-build agreement with a related party general contractor for $98.0 million, with the price to be adjusted based on changes agreed upon by the Company. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus for each day the construction is complete prior to the estimated completion date up to a maximum amount. The contract may be terminated by the Company upon a ten-day written notice subject to payment for work completed, termination fees and any applicable costs and retainage.

The total cost of the Indiana plant, including the construction of the ethanol plant and start-up expenses, is expected to approximate $175.0 million for a natural gas powered ethanol plant. Subsequent to year-end, the Company signed a letter of intent with a contractor to design and build the ethanol plant.

The Company has an agreement with an electric company to provide electrical service to its Nebraska plant. The Company is required to make a non-refundable payment in aid of construction for the facilities the electrical cooperative will install for the benefit of the Company. The amount of this payment will be approximately $1.2 million. The Company is to pay half prior to placing the order for the substation and the remaining amount upon the completion of the construction of all facilities. The agreement shall remain in effect for a term of five years from the initial billing period and will be renewed automatically thereafter on an annual basis unless terminated by either party giving 12 months’ written notice.

On May 5, 2006, the Company entered into a track material purchase agreement to purchase relay rail, joint bards, tie plates, cross tie and reconditioned turnouts. The purchase price of the track material is approximately $1.6 million.

On May 5, 2006, the Company entered into a real estate purchase agreement with Fillmore Western Railway Company (Fillmore) for the purchase by the Company of certain property, including all real property and the 100-foot railroad right of way, including any “extra width” railroad right of way, and all other easements appurtenant to the use of the real estate, together with all track, ties, ballast, other track material and other improvements thereon owned, possessed, or claimed by Fillmore from milepost 1.7 to milepost 3.7 on the Fillmore line. In addition, pursuant to the real estate purchase agreement, Fillmore conveyed to the Company an easement to use its right of way for the purpose of underground pipeline and other utilities. The purchase price for the property is $500,000 to be paid at closing. The purchase price for the easement is $10,000.

On July 14, 2006, the Company entered into an agreement for installation of the auger cast piling for its Fairmont, Nebraska ethanol plant for approximately $0.9 million.

On July 20, 2006, the Company entered into an agreement for engineering and design/build services for a pipeline for an amount not to exceed $4,200,000. The agreement shall be effective upon execution by both parties and can be terminated only with cause by either party with 30 days’ notice.

Land

The Company has various options to purchase approximately 271 acres in Indiana, 274 acres in Minnesota and 206 acres in Ohio for a total of approximately $1.8 million, $2.7 million and $3.4 million, respectively.

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

The Company has an agreement to compensate the original two members of the Company for development fees in a total sum of 1% of the total project cost for the Company’s plant under construction near Fairmont, Nebraska to be paid in membership units in exchange for their efforts to organize and develop this project. These fees are currently estimated at $1,515,800, or 151,580 units, of which 125,000 units were issued on May 19, 2005 and any additional units will be issued upon substantial completion of construction of the plant based on the actual project costs. These membership units will be considered restricted until certain requirements within the agreement are reached. If the Company files articles of dissolution or another event prevents successful ethanol production by the Company, these members will be required to return the restricted units to the Company without payment of consideration.

Employment agreements

In April 2006, the Company entered into an employment agreement with a member who is Chairman and Chief Executive Officer of the Company. The employee is to receive an annual base salary of $300,000 plus benefits. In addition he is eligible to receive an annual performance bonus, a strategic bonus (payable in units) and the use of an automobile provided by the Company. The term of the agreement is for a period of three years from the effective date of the agreement with successive automatic one-year extensions.

In April 2006, the Company entered into an employment agreement with a member who is President and Chief Operating Officer of the Company. The employee is to receive an annual base salary of $250,000 plus benefits. In addition, he is eligible to receive an annual performance bonus, a strategic bonus (payable in units), the use of an automobile provided by the Company and reimbursement for moving expenses up to $70,000. As a signing bonus, the employee received the right to acquire 30,000 units. These units would be issued in an amount equal to 6,000 units on each anniversary of the effective date, with termination of employment resulting in forfeiture of the right to receive any units that remain unissued. The term of the agreement is for a period of three years from the effective date of the agreement with successive automatic one-year extensions. The Company has recognized $25,000 in unit compensation expense as of September 30, 2006 and will recognize an additional $275,000 of unit compensation expense over the remaining term of the agreement.

We have entered into restricted unit agreements with entities owned by the Chief Executive Officer and the President of the Company. For each additional ethanol production or co-production facility they acquire or build on prior to April 3, 2009 in addition to the Nebraska plant, the entities on a combined basis have the right to receive 1.15 newly issued unit per 1,000 gallons of ethanol production capacity acquired or built. The maximum grant under these agreements is 345,000 units.

Marketing agreement

In May 2006, the Company entered into a marketing agreement to purchase distillers dried grains with solubles (DDGS) the Company is expected to produce. The buyer agrees to pay the Company a percentage of the selling price minus an amount per ton. The agreement commences when the Company begins producing DDGS and continues for one year initially and thereafter may be terminated by either party with 120 days’ written notice.

In July 2006, the Company entered into a marketing agreement for the sale of the ethanol that the Company’s Fairmont, Nebraska plant produces. The Company will receive a price equal to the actual sale price less expenses and less a marketing fee charged per gallon. The initial term of the agreement is for at least 12 months beginning on the first day of the month of the first shipment of ethanol and ending at the end of March or end of September, whichever occurs first following the 12-month period. After the initial term, it will automatically renew for successive one-year terms unless terminated by either party upon 90 days’ written notice. The agreement may also be terminated for an uncured breach, intentional misconduct or upon mutual agreement of the parties.

NOTE E: ACQUISITION

Effective June 15, 2006, the Company acquired all of the outstanding units of IRF. The aggregate purchase price was $4,197,000 of which $4,172,000 was paid by the issuance of 417,200 ABE units and $25,000 was paid in cash. The acquisition has been accounted for as an asset purchase. At the time of acquisition, IRF was a development stage company. The purchase price was allocated based on the fair value of the net assets acquired as follows:

Assets acquired:
Cash	$1,331,287
Prepaid expenses	5,335
Land options	10,000
Intangible assets	2,811,531
Property and equipment	44,593
$4,202,746
Liabilities assumed, accounts payable	(5,746)
Net purchase price	$4,197,000

As discussed in Note A, the Company also has 75,000 units valued at $750,000 that are held in escrow and being treated as contingent consideration that will be recognized when released from escrow.

NOTE F: LEASE COMMITMENT

The Company leases various autos and an office facility under operating lease agreements with the following approximate future minimum rental commitments:

2007	$152,000
2008	137,000
2009	140,000
2010	43,000
$472,000

The Company recognized rent expense related to the above leases of approximately $35,000 and for the year ended September 30, 2006 and none for the period from inception to September 30, 2005.

NOTE G: SUBSEQUENT EVENTS

On October 17, 2006, the Company entered into an agreement for services for relocation and protection of pipeline facilities for approximately $475,000. The Company is to make full payment in advance of any work on the project beginning. In the event that the actual costs differ from the estimated cost, payment will be made by the Company or a refund will be paid by the developer.

On October 18, 2006, the Company entered into an agreement for medium voltage electrical work for approximately $1,170,000.

On November 7, 2006, in an effort to continue to expand operations, the Company entered into a Partnership Interest and Stock Purchase Agreement with HGF Acquisition, LLC, a newly formed subsidiary of ABE, Heartland Grain Fuels, L.P., Heartland Producers, LLC, South Dakota Wheat Growers Association, and Dakota Fuels, Inc. providing for the acquisition of all of the limited partnership interests of Heartland Grain Fuels held by South Dakota Wheat Growers Association and Heartland Producers, which constitutes 94% of the partnership interests in Heartland Grain Fuels, together with their stock in Dakota Fuels, which constitutes all of the stock of Dakota Fuels. Dakota Fuels owns approximately 1% of the partnership interests in Heartland Grain Fuels.

On November 7, 2006, the Company entered into a Partnership Interest Purchase Agreement with HGF Acquisition, LLC, Aventine Renewable Energy, Inc., Dakota Fuels, South Dakota Wheat Growers Association, Heartland Producers and Heartland Grain Fuels providing for the acquisition of all of the partnership interests of Heartland Grain Fuels held by Aventine, which constitutes 5% of the partnership interests in Heartland Grain Fuels.

The closing of the purchase of the limited partnership interests of Heartland Grain Fuels owned by Aventine and South Dakota Wheat Growers Association and the stock of Dakota Fuels owned by South Dakota Wheat Growers Association occurred on November 8, 2006. The interests of Aventine and South Dakota Wheat Growers

Association in Heartland Grain Fuels and the stock of Dakota Fuels owned by South Dakota Wheat Growers Association were purchased for an aggregate of $8,908,000 in cash and the issuance of 1,403,031 membership units of the Company.

The closing of the purchase of the limited partnership interests in Heartland Grain Fuels which constitutes 46% of the partnership interests in Heartland Grain Fuels, and the stock of Dakota Fuels, which constitutes 49% of the stock of Dakota Fuels, owned by Heartland Producers is subject to regulatory approval and approval of the transaction by the members of Heartland Producers. The interests of Heartland Producers in Heartland Grain Fuels and its stock in Dakota Fuels will be purchased for an aggregate of $7,794,124 in cash and the issuance of 1,228,547 membership units of the Company.

The Company is in the process of allocating the purchase price and will finalize this after the approval of the second part of the acquisition is complete and valuations are completed.

Subsequent to year-end, the Company assigned all rights and obligations under the loan agreements described in Note C with the lending institution to ABE Fairmont. Immediately following such assignment, the agreements were amended to extend the period during which ABE Fairmont may draw down funds, to shorten the period for repayment and to extend the period during which a prepayment fee would be owed.

Effective November 20, 2006, ABE Fairmont also entered into additional loan agreements, the effect of which is to provide an additional $6.5 million term loan and an additional $4.0 million revolving term loan for construction of the Nebraska plant. The terms and conditions of these loan agreements are substantially similar to the term loans described in Note C with repayment in full on June 1, 2009.

ABE Fairmont may select a rate of interest for Term Loan A, Term Loan B, Term Loan C and Term Loan D at CoBank’s announced base rate plus 0.5%, a fixed rate to be quoted by CoBank, or at LIBOR plus 3.4% per annum. ABE Fairmont may select a rate of interest for the revolving credit facility at CoBank’s announced base rate, a fixed rate to be quoted by CoBank, or at LIBOR plus 3.1% per annum.

The Lender is only obligated to lend the funds for construction if certain conditions are satisfied. These conditions include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts and a process/yield guarantee from the design engineer and contractor acceptable to the Lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of at least $49.1 million of equity (less any tax increment financial proceeds and the proceeds we receive from the sale of subordinate exempt facilities revenue bonds issued by Fillmore County, Nebraska) and the delivery of attorney opinions.

ABE Fairmont must repay the $58.5 million revolving term loan as follows: 25 equal quarterly installments of $2,250,000 with the first installment due February 20, 2008 and the last installment due February 20, 2014, followed by a final installment in an amount equal to the remaining unpaid principal balance on May 20, 2014. For each fiscal year ending in 2007 through 2010, ABE Fairmont must pay an additional amount equal to the lessor of $6 million or 75% of its free cash flow, not to exceed $12 million in the aggregate for all such payments.

On the earlier of December 1, 2014 or six months following complete repayment of the $58.5 million term loan, ABE Fairmont will begin repayment of the $21.0 million loan in $5.0 million increments due every six months. ABE Fairmont will repay the revolving credit facility the earlier of March 1, 2008 or 12 months after the date on which ABE Fairmont borrows funds.

While the credit facilities are outstanding, ABE Fairmont will be subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. After the construction phase, ABE Fairmont will not be allowed to make capital expenditures of more than $600,000 without prior approval. ABE Fairmont is also prohibited from making distributions except as follows: (i) for each fiscal year commencing with the fiscal year ending September 30, 2007, ABE Fairmont may make a distribution of 50% of ABE Fairmont’s net profit for the applicable fiscal year if the lender has received audited financial statements for the applicable fiscal year and (ii) ABE Fairmont may make distributions exceeding 50% of its net income if it has made the required additional cash flow payment for the fiscal year. ABE Fairmont must also be in compliance with all financial ratio requirements and loan covenants before and after any distributions to us.

In connection with the acquisition of Heartland Grain Fuels and Dakota Fuels, ABE will be issuing approximately 44,850 restricted units in accordance with the restricted unit agreements discussed in Note D. Heartland Grain Fuels also has a design build agreement to expand its existing plant in Aberdeen, South Dakota in place as of the acquisition date.

Independent Auditors’ Report

To the Board of Directors
Heartland Grain Fuels, L.P.
Aberdeen, South Dakota

We have audited the accompanying balance sheets of Heartland Grain Fuels, L.P., Aberdeen, South Dakota, as of December 31, 2005, 2004 and 2003, and the related statements of income, partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartland Grain Fuels, L.P., Aberdeen, South Dakota, as of December 31, 2005, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

January 25, 2006

/s/ Gardiner Thomsen, P.C.

HEARTLAND GRAIN FUELS, L.P.
Aberdeen, South Dakota

BALANCE SHEETS

December 31, 2005, 2004 and 2003

ASSETS

	December 31, 2005	December 31, 2004	December 31, 2003
CURRENT ASSETS
Cash	$474,442	$3,675,841	$477,787
Receivables
Trade	670,687	371,572	1,171,825
Other	240,338	245,113	407,023
Inventories	809,698	968,264	709,022
Supplies	290,909	289,693	284,065
Prepaid Expenses	261,868	17,325	30,925
Total Current Assets	2,747,942	5,567,808	3,080,647

PROPERTY, PLANT AND EQUIPMENT
Land	96,441	96,441	96,441
Buildings	10,428,733	10,415,525	9,933,220
Process Equipment	19,116,532	18,835,747	18,218,164
Office Equipment	231,292	207,920	188,583
	29,872,998	29,555,633	28,436,408
Accumulated Depreciation	(16,478,179)	(14,749,407)	(12,889,340)
Undepreciated Cost	13,394,819	14,806,226	15,547,068
Construction in Process	6,209,291	—	797,167
Net Property, Plant and Equipment	19,604,110	14,806,226	16,344,235

OTHER ASSETS
Long-Term Receivables	526	1,767	—
Investment in Cooperatives	580,704	473,583	408,700
Critical Replacement Parts	555,846	548,242	543,288
Total Other Assets	1,137,076	1,023,592	951,988

TOTAL ASSETS	$23,489,128	$21,397,626	$20,376,870

HEARTLAND GRAIN FUELS, L.P.
Aberdeen, South Dakota

BALANCE SHEETS

December 31, 2005, 2004 and 2003

LIABILITIES AND PARTNERS’ EQUITY

	December 31, 2005	December 31, 2004	December 31, 2003
CURRENT LIABILITIES
Current Maturities of Long-Term Debt	$2,405	$1,509,273	$858,607
Payables	2,034,598	1,093,164	1,149,002
Accrued Expenses
Property Taxes	235,865	231,637	251,362
Interest	33,568	41,470	43,406
Payroll	300,330	192,227	122,149
Total Current Liabilities	2,606,766	3,067,771	2,424,526

LONG-TERM LIABILITIES
Notes Payable — Net of Current Maturities	5,755,820	6,008,040	7,517,339

PARTNERS’ EQUITY
South Dakota Wheat Growers Association	7,245,313	5,901,904	4,998,160
Heartland Producers, LLC.	7,001,167	5,703,027	4,829,736
Aventine Renewable Energy, Inc.	756,327	616,091	521,750
Dakota Fuels, Inc.	123,735	100,793	85,359
Total Partners’ Equity	15,126,542	12,321,815	10,435,005

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$23,489,128	$21,397,626	$20,376,870

HEARTLAND GRAIN FUELS, L.P.
Aberdeen, South Dakota

STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Sales
Ethanol	$31,995,848	$30,306,276	$25,781,426
By-Products	4,505,088	5,965,623	5,539,353
Total Sales	36,500,936	36,042,939	$31,320,779.00

Cost of Sales
Raw Materials	27,078,478	28,992,147	26,043,412
Utilities	874,758	879,041	824,185
Repairs & Maintenance	562,161	586,349	668,489
Lease	59,674	60,816	59,725
Personnel Costs	2,157,682	1,936,286	1,846,426
Depreciation	1,728,772	1,860,067	1,840,568
Interest	418,044	510,168	406,411
Insurance	228,246	330,053	344,864
Property Taxes	232,765	225,137	241,851
Permits and Fees	33,814	31,394	56,799
Advertising & Promotion	35,823	15,235	17,292
Other	42,917	35,204	107,876
Total Cost of Sales	33,453,134	35,461,897	32,457,898

Gross Income (Loss) on Sales	3,047,802	581,042	(1,137,119)

Other Income
State Incentives	676,153	1,081,856	1,608,530
CCC Bioenergy Payments	244	261,527	21,675
Interest	69,067	—	—
Other	19,704	23,600	7,342
Total Other Income	765,168	1,366,983	1,637,547

Total Gross Income	3,812,970	1,948,025	500,428

General & Administrative Expenses	147,725	147,948	175,338

Operating Net Income	3,665,245	1,800,077	325,090

Patronage Dividend Income	139,482	86,733	73,960

Net Income	$3,804,727	$1,886,810	$399,050

HEARTLAND GRAIN FUELS, L.P.
Aberdeen, South Dakota

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

	South
	Dakota		Aventine
	Wheat	Heartland	Renewable	Dakota
	Growers	Producers,	Energy,	Fuels,
	Assoc.	LLC	Inc.	Inc.	Total
Balance — December 31, 2002	$4,807,022	$4,645,040	$501,798	$82,095	$10,035,955

Allocation of Income	191,138	184,696	19,952	3,264	399,050

Balance — December 31, 2003	4,998,160	4,829,736	521,750	85,359	10,435,005

Allocation of Income	903,744	873,291	94,341	15,434	1,886,810

Balance — December 31, 2004	5,901,904	5,703,027	616,091	100,793	12,321,815

Distribution to Partners	(478,980)	(462,840)	(50,000)	(8,180)	(1,000,000)
Allocation of Income	1,822,389	1,760,980	190,236	31,122	3,804,727

Balance — December 31, 2005	$7,245,313	$7,001,167	$756,327	$123,735	$15,126,542

HEARTLAND GRAIN FUELS, L.P.
Aberdeen, South Dakota

STATEMENTS OF CASH FLOWS

Year Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,804,727	$1,886,810	$399,050
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	1,728,772	1,860,067	1,840,568
Patronage Dividends Received as Equity	(107,122)	(64,883)	(53,001)
Change in Assets and Liabilities
(Increase) Decrease in Receivables	(294,340)	962,163	(382,060)
(Increase) Decrease in Inventories	158,566	(259,242)	(59,603)
(Increase) Decrease in Supplies	(1,216)	(5,628)	23,680
(Increase) Decrease in Prepaid Expenses	(244,543)	13,600	78,945
Increase (Decrease) in Payables	941,434	(55,838)	(5,522)
Increase in Accrued Expenses	104,429	48,417	120,295
Net Cash Provided by Operating Activities	6,090,707	4,385,466	1,962,352

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Property, Plant & Equipment	(6,526,655)	(322,058)	(335,001)
(Increase) Decrease in Long-Term Receivables	1,241	(1,767)	167
(Increase) Decrease in Other Assets	(7,604)	(4,954)	19,367
Net Cash Used in Investing Activities	(6,533,018)	(328,779)	(315,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Repayments of Line-of-Credit Agreement	—	—	(500,000)
Distributions of Partners’ Equity	(1,000,000)	—	—
Retirement of Long-Term Debt	(1,759,088)	(858,633)	(690,840)
Net Cash Used in Financing Activities	(2,759,088)	(858,633)	(1,190,840)

Net Increase (Decrease) in Cash	(3,201,399)	3,198,054	456,045
Cash — Beginning of the Year	3,675,841	477,787	21,742
Cash — End of Year	$474,442	$3,675,841	$477,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$425,946	$512,104	$391,767

Notes to Financial Statements

Note 1: Organization and Nature of Business

The Partnership is organized as a limited partnership under the laws of the state of Delaware. The Partnership operates ethanol plants in Aberdeen and Huron, South Dakota with 22,000,000 gallon of production capability. These plants process corn, which produces ethanol, to be sold for blending with gasoline, and by-products to be used in the manufacturing of feed.

Approximately 88% of the Partnership’s sales and other income were generated by ethanol and E-85 production and marketing and the remaining 12% were from by-product production and other miscellaneous income.

Note 2: Summary of Significant Accounting Policies

The significant accounting practices and policies are summarized below.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL STATEMENT RECLASSIFICATION

For comparability, certain amounts in the prior year’s financial statements may have been reclassified, where appropriate, to conform with the current year’s financial statement presentation.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Bad debts are provided for on the reserve method based on historical experience and management’s evaluation of outstanding receivables at the end of the year. No allowance for doubtful accounts were considered necessary for the years ended December 31, 2005, 2004 and 2003, respectively.

INVENTORY VALUATIONS

Raw material inventories are valued at the lower of cost (first-in, first-out method) or market price. Work-in-process and finished goods inventories are valued at market price multiplied by their respective percentage of completion.

DERIVATIVE FINANCIAL INSTRUMENTS

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined commodity price risks. The Partnership may use futures, forward, option and swap contracts to reduce the market volatility of grain and finished products. These contracts permit final settlement by delivery of the specified commodity. Unrealized gains or losses are recognized in the valuation of the respective commodity’s ending inventory.

Note 2: Summary of Significant Accounting Policies (continued)

PROPERTY, PLANT AND EQUIPMENT

Land, buildings and equipment are stated at cost. Depreciation methods and estimated useful lives of assets are discussed in Note 6.

Maintenance and repairs are expensed as incurred. Expenditures for new facilities and those which increase the useful lives of the buildings and equipment are capitalized. When assets are sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are recognized in earnings.

LONG-LIVED ASSETS

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held or used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less selling costs.

ADVERTISING

The Partnership expenses advertising and promotion costs as they are incurred, which amounted to $35,823, $15,235 and $17,292 for the years ended December 31, 2005, 2004 and 2003, respectively.

ENVIRONMENTAL EXPENDITURES

Environmental compliance costs would include ongoing maintenance, monitoring and similar costs. Such costs will be expensed as incurred. Environmental remediation costs would be accrued, except to the extent costs can be capitalized, when environmental assessments and/or remedial efforts are probable, and the cost could be reasonably estimated. Environmental costs which improve the condition of the property as compared to the condition when constructed or acquired and create future revenue generation are capitalized.

PATRONAGE DIVIDEND INCOME

Patronage dividend income from cooperatives is recognized as income in the year the Partnership receives formal notification from the distributing cooperative.

INCOME TAXES

The Partnership, as a limited partnership, is not subject to income taxes. Income is taxed directly to its partners.

DISTRIBUTION OF NET INCOME (LOSS)

In accordance with the Partnership’s agreement of limited partnership, the Partnership will allocate net income (loss) and alcohol credits in accordance with their respective percentage interests.

Note 3: Significant Concentrations of Risk

CREDIT RISK - FINANCIAL INSTITUTIONS

The Partnership maintains cash balances with local and national financial institutions, which may at times exceed the $100,000 coverage by the U.S. Federal Deposit Insurance Corporation (FDIC). At December 31, 2005, cash balances exceeded FDIC coverage by $989,977.

CREDIT RISK - RECEIVABLES

The Partnership issues credit to customers, substantially all of whom are ethanol wholesalers or E-85 retailers, under industry standard terms without collateral in most cases.

Note 4: Related Party Transactions

The Partnership has significant transactions with its limited partners and their affiliates for the years ended December 31, 2005, 2004 and 2003 which include:

a)              An agreement to purchase corn from a limited partner at their cost plus 10¢ per bushel (11¢ at the Huron facility).

b)             An agreement with a limited partner to market the total output of ethanol produced by the Aberdeen and Huron facilities.

c)              An agreement with a limited partner affiliate to market the total output of by-products produced by the Aberdeen and Huron facilities.

d)             Various purchases, services and financing arrangements.

Summary of Related Party Transactions	2005	2004	2003
Sales to — Ethanol	$31,230,024	$30,108,319	$25,779,532
Cost of Sales from — Materials & Services	17,148,773	21,165,129	17,676,160
Receivables — Due from	520,478	217,550	1,003,944
Payables — Due to	292,357	421,597	616,126
Notes Payable — Due to	5,750,000	—	—

Note 5: Inventory

The major components of inventory as of December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Raw Materials	$86,661	$316,861	$231,704
Work in Process	354,300	59,298	239,303
Finished Goods	368,737	592,105	238,015
	$809,698	$968,264	$709,022

Note 6: Property, Plant and Equipment

Depreciation is computed over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives of depreciable assets is as follows:

Buildings	10-40 years
Process and Lab Equipment	5-20 years
Office Equipment	5-20 years

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $1,728,772, $1,860,067 and $1,840,568, respectively.

	Costs	Budgeted
Construction in Process	To Date	Cost
2005
Huron Plant Expansion — 30,000,000 Gallon Capacity	$6,209,291	$17,480,545

2003
Aberdeen — Firewall & Water Tank	$154,223	$226,470
Huron — Plant Expansion	642,944	4,512,000
	$797,167	$4,738,470

Note 7: Investments in Cooperatives

Investments in cooperatives are recorded at cost, plus unredeemed patronage dividends received in the form of capital stock and other equities. Cooperative stocks normally are not transferable, thereby precluding any market value, but they may be used as collateral in securing loans. Any impairment of equities normally is not recognized by the Partnership until formal notification is received. Redemption of these equities is at the discretion of the various organizations. A substantial portion of the business of these cooperatives is dependent upon the agribusiness economic sector.

At December 31, 2005, 2004 and 2003, the Partnership had investments in cooperatives as follows:

	2005	2004	2003
CoBank, ACB	$452,829	$404,288	$353,305
Dakota Energy Cooperative	125,700	67,120	53,220
Country Hedging, Inc.	2,175	2,175	2,175
	$580,704	$473,583	$408,700

Note 8: Financing Arrangements

Financing arrangements at December 31, 2005, 2004 and 2003 were as follows:

	Interest	Balance
Lender	Rate	2005	2004	2003
Dakota Fuels, Inc.
Aberdeen, South Dakota
Term (RIA475T02-HGF)	6.76%
$6,750,000 commitment, revolving term loan with a quarterly commitment reduction of $750,000 starting 09-01-11, with the balance due on 06-01-13		$5,750,000	$—	$—

Term (RIA475T03-HGF)	7.61%*
$15,000,000 commitment, term loan with a quarterly payment of $750,000, starting 09-01-06, with with balance due on 06-01-11		—	—	—

CoBank, ACB
Omaha, Nebraska
Term (A475T02B) —	6.76%
Revolving term loan with a quarterly commitment reduction of $375,000 starting 9-01-04, balance due 12-01-08		—	7,500,000	8,250,000

Greater Huron Development Corporation
Huron, South Dakota
Federal Rural Develop. Program	4.00%
Monthly payment of $4,374 includes interest, balance due 05-31-04		—	—	21,653

Community Development Fund	4.00%
Monthly payment of $230 includes interest, balance due 05-31-04		—	—	1,139

Beadle County Community Development Fund	3.00%
Monthly payment of $7,098, includes interest, balance due 01-31-05		—	7,053	90,674

Dakota Energy Cooperative
Huron, South Dakota
Purchase Agreement	0.00%
Monthly payment of $185, with balance due 08-31-09		8,225	10,260	12,480

US Bank
St. Paul, Minnesota
Commercial Note	7.07%*
$500,000 Commitment — ends 12-31-05		$—	$—	$—
		5,758,225	7,517,313	8,375,946
Less: Current Portion		2,405	1,509,273	858,607
Total Long-Term Liabilities		$5,755,820	$6,008,040	$7,517,339

* Denotes continuously variable interest rate

Note 8: Financing Arrangements (continued)

The Partnership, in 2005, entered into an Administrative Agency Agreement with Dakota Fuels, Inc. and CoBank, ACB, where CoBank, ACB has been appointed as the administrative agent for the loan documents and security agreements with the Partnership. CoBank, ACB has agreed to undertake the obligations as administrative agent for these loans.

The term note (RIA475T02-HGF) with Dakota Fuels, Inc. is a revolving term note that the Partnership may borrow against and repay at their discretion except for any portion of note principal with fixed interest rates. The revolving term note has fixed interest rates on term debt ranging from 5.93% to 7.29% with a weighted average of 6.76%. The current variable interest rate is 7.61%.

The term note (RIA475T03-HGF) commitment with Dakota Fuels, Inc. is available through 08-01-06 or such later date as authorized by the administrative agent.

The purchase agreement with Dakota Energy Cooperative is secured by a perfected security interest in Auto-Var Capacitor Banks purchased for the Huron facility.

The loans administered by the Greater Huron Development Corporation are secured with a security agreement under the Uniform Commercial Code covering specified equipment at the Huron Facility.

Term notes with Dakota Fuels, Inc. are secured by CoBank, ACB’s first mortgage lien covering real property owned by the Partnership, together with CoBank, ACB’s security agreement under the Uniform Commercial Code covering substantially all personal property owned by the Partnership, including receivables, inventories and equipment subject to perfected security interests. The Partnership also has $452,829 of equity in CoBank, ACB at December 31, 2005, which is held as additional collateral.

Restrictive covenants on the loan agreements with Dakota Fuels, Inc. provide, among other things, (1) restrictions on incurring additional indebtedness, (2) restrictions on the ability to mortgage, pledge, assign or grant security interest in any assets to any other party, (3) minimum working capital balances of at least $3,500,000, except that in determining current assets, any available commitment not considered due in the next year may be included, (4) minimum net worth balances of at least $12,500,000, and (5) restrictions on scheduled payments made to lessors during each fiscal year.

Note 8: Financing Arrangements (continued)

The commercial note with US Bank is unsecured with a variable interest rate (2.5% plus current one month “LIBOR” rate). Total interest expense charged to operations amounted to $418,044, $510,168 and $406,411 for the years ended December 31, 2005, 2004 and 2003, respectively.

Aggregate annual maturities of the long-term debt outstanding at December 31, 2005 are as follows:

Maturity Date —	Total	Unadvanced	Net Annual
Year Ending December 31,	Commitment	Commitment	Maturities
2006	$1,502,405	$1,500,000	$2,405
2007	3,002,220	3,000,000	2,220
2008	3,002,220	3,000,000	2,220
2009	3,001,380	3,000,000	1,380
2010	3,000,000	3,000,000	—
2011 & Thereafter	8,250,000	2,500,000	5,750,000
	$21,758,225	$16,000,000	$5,758,225

Note 9: Pension Plans

The Partnership participates in the “Co-op Retirement Plan”, administered by the United Benefits Group, which is a multiple-employer defined benefit plan that is funded by contributions from employees and the Partnership. The Partnership intends to participate in the plan indefinitely; however it may voluntarily discontinue the plan at anytime. The plan, which has no funding deficiencies, used the aggregate cost method of valuation. Under this method, the normal cost is adjusted each year to reflect the experience under the plan, automatically spreading gains or losses over future years. The relative position of each employer associated with the plan, with respect to the actuarial present value of accumulated benefits, is not determinable.

The Partnership made contributions and paid administration fees for the defined benefit retirement plans totaling $131,775, $135,535 and $132,817 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Partnership had a contributory defined benefit retirement plan which had been administrated by Mid-America Retirement Plan. Effective on April 1, 2003 the Mid-America Retirement Plan dissolved and transferred all assets and obligations to the “Co-op Retirement Plan”. As a result of this, the Partnership expensed the prepaid pension costs of $76,470 brought forward from the prior year. The data necessary for the prepaid pension computation is no longer available.

The Partnership participates in a defined contribution thrift plan (401(k)). Under the terms of the plan, qualifying employees may elect to contribute to the plan a percentage of their compensation, such contributed compensation may be partially matched by the Partnership, up to a maximum of 4%. The Partnership contributed $45,305, $36,821 and $37,433 to the thrift plan for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 10: Operating Leases

The Partnership has certain cancelable and non-cancelable operating leases and rental agreements on land and equipment of $60,174, $61,316 and $60,725 for the years ended December 31, 2005, 2004 and 2003, respectively.

The future required annual lease and rental payments are as follows:

2006	$31,526
2007	17,569
2008	500
2009	500
2010	500
2011 & Thereafter	43,500
$94,095

Note 11: Contingencies and Commitments

a)              The Partnership is subject to various federal and state regulations regarding the care, delivery and containment of products which the Partnership handles and has handled. The Company is contingently liable for any associated costs which could arise from the handling, delivery and containment of these products. These costs cannot be determined at present. While resolution of any such costs in the future may have an effect on the Company’s financial results for a particular period, management believes any such future costs will not have a material adverse effect on the financial position of the Company as a whole.

b)             The Partnership is aware of initiatives by the EPA seeking to require best available control technology (BACT) on ethanol plants. The EPA’s position is that ethanol plants are major sources of hazardous air pollutants based upon different test methods from the ones used when the ethanol plants initially obtained air permits. Under this method, emissions exceed the allowed thresholds. The EPA is currently reviewing South Dakota ethanol plants. The EPA has imposed penalties and required BACT installed on ethanol plants in other states. The EPA and South Dakota DENR have yet to determine what, if any, control technology will be required and whether any enforcement action will commence.

HEARTLAND GRAIN FUELS, L.P.
Aberdeen, South Dakota

BALANCE SHEETS

September 30, 2006 and 2005
(unaudited)

ASSETS

	September 30, 2006	September 30, 2005
CURRENT ASSETS
Cash	$2,488,339	$2,872,308
Receivables
Trade	1,802,909	998,410
Other	293,807	247,178
Inventories	1,088,406	547,325
Supplies	305,969	302,802
Prepaid Expenses	25,189	68,488
Total Current Assets	6,004,619	5,036,511

PROPERTY, PLANT AND EQUIPMENT
Land	96,441	96,441
Buildings	10,050,908	9,950,957
Process Equipment	19,907,988	19,477,423
Office Equipment	268,115	236,073
	30,323,452	29,760,894
Accumulated Depreciation	(18,524,758)	(16,099,406)
Undepreciated Cost	11,798,694	13,661,488
Construction in Process	29,668,206	2,023,193
Net Property, Plant and Equipment	41,466,900	15,684,681

OTHER ASSETS
Investment in Cooperatives	602,734	522,123
Critical Replacement Parts	564,691	572,830
Total Other Assets	1,167,425	1,094,953

TOTAL ASSETS	$48,638,944	$21,816,145

HEARTLAND GRAIN FUELS, L.P.
Aberdeen, South Dakota

BALANCE SHEETS

September 30, 2006 and 2005
(unaudited)

LIABILITIES AND PARTNERS’ EQUITY

	September 30, 2006	September 30, 2005
CURRENT LIABILITIES
Current Maturities of Long-Term Debt	$3,000,000	$877,220
Payables	2,890,407	1,636,897
Accrued Expenses
Property Taxes	176,899	179,882
Interest	144,669	32,642
Payroll	82,947	69,254
Other	13,651	11,992
Total Current Liabilities	6,308,573	2,807,887

LONG-TERM LIABILITIES
Notes Payable — Net of Current Maturities	18,000,000	4,881,375

PARTNERS’ EQUITY
South Dakota Wheat Growers Association	6,670,537	5,422,924
Heartland Producers, LLC.	6,445,759	5,240,187
Aventine Renewable Energy, Inc.	696,327	566,091
Dakota Fuels, Inc.	113,919	92,613
Current Income	10,403,829	2,805,068
Total Partners’ Equity	24,330,371	14,126,883

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$48,638,944	$21,816,145

HEARTLAND GRAIN FUELS, L.P.
Aberdeen, South Dakota

STATEMENT OF INCOME

Nine-Month Periods Ended September 30, 2006 and 2005
(unaudited)

	2006	2005
Sales
Ethanol	$35,130,730	$23,941,198
By-Products	2,870,303	3,532,808
Total Sales	38,001,033	27,474,006

Cost of Sales
Raw Materials	21,645,962	20,501,438
Utilities	733,353	664,150
Repairs & Maintenance	492,297	379,178
Lease	61,359	36,428
Personnel Costs	1,688,608	1,460,728
Depreciation	2,046,579	1,350,000
Interest	929,722	318,110
Insurance	224,359	160,471
Property Taxes	168,659	176,782
Permits and Fees	21,691	11,912
Advertising & Promotion	24,967	25,223
Other	57,426	44,274
Total Cost of Sales	28,094,982	25,128,694

Gross Income on Sales	9,906,051	2,345,312

Other Income
State Incentives	506,292	426,153
CCC Bioenergy Payments	317	—
Interest	115,643	49,757
Other	9,586	18,125
Total Other Income	631,838	494,035

Total Gross Income	10,537,889	2,839,347

General & Administrative Expenses	186,654	115,181

Operating Net Income	10,351,235	2,724,166

Patronage Dividend Income	52,594	80,902

Net Income	$10,403,829	$2,805,068

HEARTLAND GRAIN FUELS, L.P.
Aberdeen, South Dakota

STATEMENTS OF PARTNERS’ EQUITY

Nine-Month Periods Ended September 30, 2006 and 2005
(unaudited)

	Balance		Current	Balance
	12-31-05	Distributions	Income	09-30-06
South Dakota Wheat Growers Assoc.	$7,245,313	$(574,776)	$—	$6,670,537

Heartland Producers, LLC	7,001,167	(555,408)	—	6,445,759

Aventine Renewable Energy, Inc.	756,327	(60,000)	—	696,327

Dakota Fuels, Inc.	123,735	(9,816)	—	113,919

Current Income	0	0	10,403,829	10,403,829

	$15,126,542	$(1,200,000)	$10,403,829	$24,330,371

	Balance		Current	Balance
	12-31-04	Distributions	Income	09-30-05
South Dakota Wheat Growers Assoc.	$5,901,904	$(478,980)	$—	$5,422,924

Heartland Producers, LLC	5,703,027	(462,840)	—	5,240,187

Aventine Renewable Energy, Inc.	616,091	(50,000)	—	566,091

Dakota Fuels, Inc.	100,793	(8,180)	—	92,613

Current Income	0	0	2,805,068	2,805,068

	$12,321,815	$(1,000,000)	$2,805,068	$14,126,883

HEARTLAND GRAIN FUELS, L.P.
Aberdeen, South Dakota

STATEMENTS OF CASH FLOWS

Nine-Month Periods Ended September 30, 2006 and 2005
(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,403,829	$2,805,068
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	2,046,579	1,350,000
Patronage Dividends Received as Equity	(22,030)	(48,541)
Change in Assets and Liabilities
Increase in Receivables	(1,185,691)	(628,903)
(Increase) Decrease in Inventories	(278,708)	420,939
Increase in Supplies	(15,060)	(13,109)
(Increase) Decrease in Prepaid Expenses	236,679	(51,163)
Increase in Payables	855,809	543,733
Decrease in Accrued Expenses	(151,597)	(171,564)
Net Cash Provided by Operating Activities	11,889,810	4,206,460

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Property, Plant & Equipment	(23,909,369)	(2,228,454)
Decrease in Long-Term Receivables	526	1,767
Increase in Other Assets	(8,845)	(24,588)
Net Cash Used in Investing Activities	(23,917,688)	(2,251,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Long-Term Borrowing	15,250,000	—
Distributions of Partners’ Equity	(1,200,000)	(1,000,000)
Retirement of Long-Term Debt	(8,225)	(1,758,718)
Net Cash Provided by Financing Activities	14,041,775	(2,758,718)

Net Increase (Decrease) in Cash	2,013,897	(803,533)
Cash — Beginning of the Period	474,442	3,675,841
Cash — End of Period	$2,488,339	$2,872,308

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$818,621	$326,938

Notes to Unaudited Financial Statements

Note 1: Organization and Nature of Business

The Partnership is organized as a limited partnership under the laws of the state of Delaware. The Partnership operates ethanol plants in Aberdeen and Huron, South Dakota with 39,000,000 gallon of production capability. These plants process corn, which produces ethanol, to be sold for blending with gasoline, and by-products to be used in the manufacturing of feed.

Approximately 92% of the Partnership’s sales and other income were generated by ethanol and E-85 production and marketing and the remaining 8% were from by-product production and other miscellaneous income.

Note 2: Summary of Significant Accounting Policies

The significant accounting practices and policies are summarized below.

UNAUDITED FINANCIAL STATEMENTS

The accompanying financial statements as of September 30, 2006 and September 30, 2005 and the nine months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair representation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the registration statement on Form SB-2 to which these financial statements are included. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the fiscal year ending December 31, 2006.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Bad debts are provided for on the reserve method based on historical experience and management’s evaluation of outstanding receivables at the end of the year. No allowance for doubtful accounts were considered necessary for the nine-month periods ended September 30, 2006 and 2005, respectively.

INVENTORY VALUATIONS

Raw material inventories are valued at the lower of cost (first-in, first-out method) or market price. Work-in-process and finished goods inventories are valued at market price multiplied by their respective percentage of completion.

Note 2: Summary of Significant Accounting Policies (continued)

DERIVATIVE FINANCIAL INSTRUMENTS

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined commodity price risks. The Partnership may use futures, forward, option and swap contracts to reduce the market volatility of grain and finished products. These contracts permit final settlement by delivery of the specified commodity. Unrealized gains or losses are recognized in the valuation of the respective commodity’s ending inventory.

ADVERTISING

The Partnership expenses advertising and promotion costs as they are incurred, which amounted to $24,967 and $25,223 for the nine-month periods ended September 30, 2006 and 2005, respectively.

PROPERTY, PLANT AND EQUIPMENT

Land, buildings and equipment are stated at cost. Depreciation methods and estimated useful lives of assets are discussed in Note 6.

Maintenance and repairs are expensed as incurred. Expenditures for new facilities and those which increase the useful lives of the buildings and equipment are capitalized. When assets are sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are recognized in earnings.

LONG-LIVED ASSETS

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held or used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less selling costs.

ENVIRONMENTAL EXPENDITURES

Environmental compliance costs would include ongoing maintenance, monitoring and similar costs. Such costs will be expensed as incurred. Environmental remediation costs would be accrued, except to the extent costs can be capitalized, when environmental assessments and/or remedial efforts are probable, and the cost could be reasonably estimated. Environmental costs which improve the condition of the property as compared to the condition when constructed or acquired and create future revenue generation are capitalized.

PATRONAGE DIVIDEND INCOME

Patronage dividend income from cooperatives is recognized as income in the year the Partnership receives formal notification from the distributing cooperative.

Note 2: Summary of Significant Accounting Policies (continued)

INCOME TAXES

The Partnership, as a limited partnership, is not subject to income taxes. Income is taxed directly to its partners.

DISTRIBUTION OF NET INCOME (LOSS)

In accordance with the Partnership’s agreement of limited partnership, the Partnership will allocate net income (loss) and alcohol credits in accordance with their respective percentage interests.

Note 3: Significant Concentrations of Risk

CREDIT RISK - RECEIVABLES

The Partnership issues credit to customers, substantially all of whom are ethanol wholesalers or E-85 retailers, under industry standard terms without collateral in most cases.

CREDIT RISK - FINANCIAL INSTITUTIONS

The Partnership maintains cash balances with local and national financial institutions, which may at times exceed the $100,000 coverage by the U.S. Federal Deposit Insurance Corporation (FDIC).

Note 4: Related Party Transactions

The Partnership has significant transactions with its limited partners and their affiliates for the nine-month periods ended September 30, 2006 and 2005, respectively which include:

e)              An agreement to purchase corn from a limited partner at their cost plus 10¢ per bushel (11¢ at the Huron facility).

f)                An agreement with a limited partner to market the total output of ethanol produced by the Aberdeen and Huron facilities.

g)             An agreement with a limited partner affiliate to market the total output of by-products produced by the Aberdeen and Huron facilities.

h)             Various purchases, services and financing arrangements.

Note 5: Inventory

The major components of inventory as of September 30, 2006 and 2005 were as follows:

	2006	2005
Raw Materials	$116,462	$102,155
Work in Process	519,738	253,971
Finished Goods	452,206	191,199
	$1,088,406	$547,325

Note 6: Property, Plant and Equipment

Depreciation is computed over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives of depreciable assets is as follows:

Buildings	10-40 years
Process and Lab Equipment	5-20 years
Office Equipment	5-20 years

Depreciation expense for the nine-month periods ended September 30, 2006 and 2005 amounted to $2,046,579 and $1,350,000, respectively.

	Costs	Budgeted
Construction in Process at September 30, 2006	To Date	Cost
Huron Plant Expansion — 30,000,000 Gallon Capacity	$22,050,745	$24,000,000
Aberdeen Plant Expansion — 40,000,000 Gallon Plant	7,617,461	78,000,000
	$29,668,206	$102,000,000

Note 7: Investments in Cooperatives

Investments in cooperatives are recorded at cost, plus unredeemed patronage dividends received in the form of capital stock and other equities. Cooperative stocks normally are not transferable, thereby precluding any market value, but they may be used as collateral in securing loans. Any impairment of equities normally is not recognized by the Partnership until formal notification is received. Redemption of these equities is at the discretion of the various organizations. A substantial portion of the business of these cooperatives is dependent upon the agribusiness economic sector.

At September 30, 2006 and 2005, the Partnership had investments in cooperatives as follows:

	2006	2005
CoBank, ACB	$452,829	$452,829
Dakota Energy Cooperative	147,730	67,119
Country Hedging, Inc.	2,175	2,175
	$602,734	$522,123

Note 8: Financing Arrangements

Financing arrangements at September 30, 2006 and 2005 were as follows:

	Interest		Balance
Lender	Rate		2006	2005
Dakota Fuels, Inc.
Aberdeen, South Dakota
Term (RIA475T02-HGF) — $6,750,000 commitment, revolving term loan with a quarterly commitment reduction of $750,000 starting 09-01-11, with the balance due on 06-01-13	7.397%		$6,750,000	$—

Dakota Fuels, Inc.
Term (RIA475T03-HGF) — $15,000,000 commitment, term loan with a quarterly payment of $750,000, starting 09-01-06, with balance due on 06-01-11	8.679	%*	14,250,000	—

CoBank, ACB
Omaha, Nebraska
Term (A475T02B) — Revolving term loan with a quarterly commitment reduction of $375,000 starting 9-01-04, balance due 12-01-08	6.76	%*	—	5,750,000

Dakota Energy Cooperative
Huron, South Dakota
Purchase Agreement Monthly payment of $185, with balance due 08-31-09	0.00%		—	8,595

US Bank
St. Paul, Minnesota
Commercial Note — Commitment of $500,000 ending 12-31-06	7.72	%*	—	—
			21,000,000	5,758,595
Less: Current Portion			3,000,000	877,220
Total Long-Term Liabilities			$18,000,000	$4,881,375

* Indicates a continuously variable interest rate

Note 8: Financing Arrangements (continued)

The Partnership, in 2005, entered into an Administrative Agency Agreement with Dakota Fuels, Inc. and CoBank, ACB, where CoBank, ACB has been appointed as the administrative agent for the loan documents and security agreements with the Partnership. CoBank, ACB has agreed to undertake the obligations as administrative agent for these loans.

The term note (RIA475T02-HGF) with Dakota Fuels, Inc. is a revolving term note that the Partnership may borrow against and repay at their discretion except for any portion of note principal with fixed interest rates. The revolving term note has fixed interest rates on term debt ranging from 6.40% to 7.29% with a weighted average of 7.397%, which includes $2,000,000 of term debt at the current variable interest rate of 8.50%.

Term notes with Dakota Fuels, Inc. are secured by CoBank, ACB’s first mortgage lien covering real property owned by the Partnership, together with CoBank, ACB’s security agreement under the Uniform Commercial Code covering substantially all personal property owned by the Partnership, including receivables, inventories and equipment subject to perfected security interests. The Partnership also has $452,829 of equity in CoBank, ACB at September 30, 2006, which is held as additional collateral.

The purchase agreement with Dakota Energy Cooperative is secured by a perfected security interest in Auto-Var Capacitor Banks purchased for the Huron facility.

Restrictive covenants on the loan agreements with Dakota Fuels, Inc. provide, among other things, (1) restrictions on incurring additional indebtedness, (2) restrictions on the ability to mortgage, pledge, assign or grant security interest in any assets to any other party, (3) minimum working capital balances of at least $3,500,000, except that in determining current assets, any available commitment not considered due in the next year may be included, (4) minimum net worth balances of at least $12,500,000, and (5) restrictions on scheduled payments made to lessors during each fiscal year.

Note 8: Financing Arrangements (continued)

The commercial note with US Bank is unsecured with a variable interest rate (2.5% plus current one month “LIBOR” rate).

Total interest expense charged to operations amounted to $929,722 and $318,110 for the nine-month periods ended September 30, 2006 and 2005, respectively.

Aggregate annual maturities of the long-term debt outstanding at September 30, 2006 are as follows:

Maturity Date —
Year Ending September 30,
2007	$3,000,000
2008	3,000,000
2009	3,000,000
2010	3,000,000
2011	3,000,000
2012 & Thereafter	6,000,000
$21,000,000

Note 9: Pension Plans

The Partnership participates in a defined contribution thrift plan (401(k)). Under the terms of the plan, qualifying employees may elect to contribute to the plan a percentage of their compensation, such contributed compensation may be partially matched by the Partnership, up to a maximum of 4%. The Partnership contributed $40,884 and $35,273 to the thrift plan for the nine-month periods ended September 30, 2006 and 2005, respectively.

The Partnership participates in the “Co-op Retirement Plan”, administered by the United Benefits Group, which is a multiple-employer defined benefit plan that is funded by contributions from employees and the Partnership. The Partnership intends to participate in the plan indefinitely; however it may voluntarily discontinue the plan at anytime. The plan, which has no funding deficiencies, used the aggregate cost method of valuation. Under this method, the normal cost is adjusted each year to reflect the experience under the plan, automatically spreading gains or losses over future years. The relative position of each employer associated with the plan, with respect to the actuarial present value of accumulated benefits, is not determinable.

The Partnership made contributions and paid administration fees for the defined benefit retirement plans totaling $105,947 and $98,181 for the nine-month periods ended September 30, 2006 and 2005, respectively.

Note 10: Operating Leases

The Partnership has certain cancelable and non-cancelable operating leases and rental agreements on land and equipment of $61,859 and $36,928 for the nine-month periods ended September 30, 2006 and 2005, respectively.

Note 11: Contingencies and Commitments

c)              The Partnership is subject to various federal and state regulations regarding the care, delivery and containment of products which the Partnership handles and has handled. The Company is contingently liable for any associated costs which could arise from the handling, delivery and containment of these products. These costs cannot be determined at present. While resolution of any such costs in the future may have an effect on the Company’s financial results for a particular period, management believes any such future costs will not have a material adverse effect on the financial position of the Company as a whole.

d)             The Partnership is aware of initiatives by the EPA seeking to require best available control technology (BACT) on ethanol plants. The EPA’s position is that ethanol plants are major sources of hazardous air pollutants based upon different test methods from the ones used when the ethanol plants initially obtained air permits. Under this method, emissions exceed the allowed thresholds. The EPA is currently reviewing South Dakota ethanol plants. The EPA has imposed penalties and required BACT installed on ethanol plants in other states. The EPA and South Dakota DENR have yet to determine what, if any, control technology will be required and whether any enforcement action will commence.

ITEM 8.           CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

ITEM 8B.        OTHER INFORMATION

None.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our operating agreement provides that our initial board of directors will be comprised of no fewer than three and no more than 13 members. However, at the first annual or special meeting of the members following the date on which substantial operations of the Nebraska plant commences, the number of directors shall be reduced and become fixed at nine. The initial board of directors will serve until the first annual or special meeting of the members following the date on which substantial operations of the Nebraska plant commences. The operating agreement provides for a classified board consisting of three classes, with all directors serving staggered three-year terms.

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table shows our directors and officers as of December 21, 2006:

Person	Age	Offices	Director Since
Revis L. Stephenson III	40	Chairman and Chief Executive Officer	2005
Donald E. Gales	44	Chief Operating Officer and President	—
Richard Peterson	41	Vice President of Accounting and Finance and Chief Financial Officer	—
Robert W. Holmes	59	Director	2005
Larry L. Cerny	65	Secretary and Director	2005
Robert E. Bettger	59	Director	2005
Richard W. Hughes	54	Director	2005
Dale Locken	53	Director	2006
John E. Lovegrove	51	Director	2005
Troy Otte	39	Director	2005
Keith E. Spohn	58	Director	2005

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS

The following is a brief description of the business experience and background of our officers and directors.

Revis L. Stephenson III has over 17 years’ experience in the investment industry. During his career he has gained experience in the public and private markets where his responsibilities included placement of equity and debt, assisting with structuring, and pricing. Mr. Stephenson served as vice president institutional sales, for the fixed income originations group of Oppenheimer & Co., a New York based financial services firm, from June 2002 to September 2006, when he joined our company as chief executive officer. Prior to that, he was vice president investments for MJSK Securities for five years. He was also with Piper Jaffray Inc., where he left as managing director, investments, for seven years before joining MJSK Securities.

Donald E. Gales served as vice president of Archer-Daniels-Midland Grain Co. Western Division from August 2004 until March 2006 when he joined our company as chief operating officer and president. As vice president, Mr. Gales was responsible for Archer-Daniels-Midland’s grain assets in six states, along with sitting on the board of directors of Skyland Grain, LLC, United Prairie Ag LLC, Hutchinson Fertilizer LLC, Norkan Fertilizer LLC and FSC/ADM LLC. Prior to assuming the role of vice president of Archer-Daniels-Midland Grain Co. Western Division, Mr. Gales was president of ADM-Collingwood for over a year. Before joining Archer-Daniels-Midland, Mr. Gales was the chief executive officer of SDWG from December 1998 to August 2002. Mr. Gales previously served as a director of Farmland Industries, Inc., which filed for chapter 11 protection under the Federal Bankruptcy Act in May 2002. Mr. Gales resigned from the board of Farmland Industries, Inc. in June 2002.

Richard Peterson joined our company as vice president of accounting and finance and chief financial officer in November 2006. From July 2001 until November 2006, Mr. Peterson served as the director of finance, North American Operations for Nilfisk Advance, Inc. Prior to joining Nilfisk Advance, Mr. Peterson served as the chief financial officer for PPT Vision, Inc. from April 1999 to July 2001 and the chief financial officer of Premis Corporation from December 1996 to April 1999.

Robert W. Holmes founded Timberwood Bank in 2003, where he is currently chairman of the board, president and a principal shareholder. For five years prior, he managed an insurance agency which he also founded.

Larry L. Cerny owned and operated a supermarket in Geneva, Nebraska for 35 years. He was part-owner of supermarkets in Minden, Waverly, Falls City, Hickman and Neligh, Nebraska, and Sabetha, Kansas. In 1972, he co-founded Geotechnical Services Inc., a geotech and environmental engineering firm, with offices in Omaha, Lincoln and Grand Island, Nebraska, Wichita, Kansas, and Des Moines, Iowa where Mr. Cerny has served as chairman of the board for the past 20 years. Mr. Cerny serves on the board of governors for Fillmore County, Nebraska.

Robert E. Bettger has owned and operated a farm near Fairmont, Nebraska for over 30 years that consists of 5,000 acres in irrigated corn and soybeans. Mr. Bettger currently serves on the Agriculture Congressional Staff for Congressman Tom Osborne. Past appointments in which Mr. Bettger has served include the Nebraska Water Board, Department of Energy — Renewable Resources Biomass Advisory Group and National Corn Growers.

Richard W. Hughes has owned and operated a family farm for over 30 years in the Geneva, Nebraska area consisting of 1,500 acres of corn and soybeans.

Dale Locken has been the chief executive officer of SDWG since December 2002. Prior to joining SDWG, he was the director of U.S. sales and strategic accounts for BASF Corporation from July 2001 to November 2002. Mr. Locken serves on the board of directors of the South Dakota Association of Cooperatives and Petroleum Partners, LLC.

John E. Lovegrove has been a life-long farmer in Fillmore County, Nebraska. He operates a family farm along with two brothers consisting of 8,000 acres of irrigated corn, soybeans and Pioneer Hy-Brid International seed corn.

Troy Otte has been involved in a family-owned farm in the Fillmore County, Nebraska area since 1990. The current operation consists of 5,000 acres of corn, soybeans and wheat, with both irrigated and dry land acres.

Keith E. Spohn has been an active farmer for the past 37 years. His farming operations have included 4,000 acres of corn, soybeans and seed corn.

FAMILY RELATIONSHIPS

Mr. Bettger and Mr. Lovegrove are first cousins.

COMMITTEES OF THE BOARD OF DIRECTORS

The board of directors has four standing committees: the audit committee, compensation committee, executive committee and risk management committee.

The audit committee consists of Messrs. Bettger, Cerny and Otte. The audit committee’s function is one of oversight and, in that regard, the audit committee meets with our management and independent registered accounting firm to review and discuss our financial reporting and our controls respecting accounting. None of the audit committee members is an “audit committee financial expert” as that term is defined in Item 401(e)(2) of Regulation SB.

The compensation committee consists of Messrs. Cerny, Holmes and Otte. The compensation committee is responsible for discharging the board’s responsibilities relating to compensation of the company’s executive officers.

The executive committee consists of Messrs. Bettger, Holmes, Lovegrove and Otte. The executive committee’s function is to facilitate communication between management and the board of directors.

The risk management committee consists of Messrs. Lovegrove, Otte and Spohn from the board of directors and Revis L. Stephenson III, our chief executive officer, Donald E. Gales, our chief operating officer, and Tom Murray, our vice president of risk management. The risk management committee’s function is to assist the board of directors in assessing and managing the risks associated with managing the company’s processing margin and the purchase and sale of commodities required in connection with or produced as a result of the company’s production of ethanol.

We have adopted a code of ethics for the guidance of our principal executive, financial and accounting officers and our controller (if we eventually hire one). Our code ethics is posted on our website at www.AdvancedBioEnergy.com. We intend to post on our website any amendments to, or waivers from, our code of ethics within five business days of the amendment or waiver.

ITEM 10.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for our chief executive officer and the other executive officer of our company who earned over $100,000 during our fiscal year ended September 30, 2006, who are referred to as the named executive officers, information concerning annual and long-term compensation earned for services in all capacities during fiscal year 2006.

		Annual Compensation			Long-Term Compensation
					Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Unit Award(s) ($) (1)	All Other Compensation ($)
Revis L. Stephenson Ш Chairman and Chief Executive Officer	2006	161,538	33,333	—	6,000,000	10,797	(2)
Donald E. Gales (3) President and Chief Operating Officer	2006	134,615	29,167	—	1,200,000	83,770	(4)

(1)                      Consists of (a) 300,000 restricted units that may be issued to an affiliate of Mr. Stephenson pursuant to a restricted unit agreement, which are valued at $20 per unit for purposes of this table as there was no market for the restricted units on the date of grant (39,000 of which have been issued) and (b) 30,000 restricted units issued to Mr. Gales pursuant to his employment agreement, which are valued at $10 per unit for purposes of this table as there was no market for the restricted units on the date of grant, and 45,000 restricted units that may be issued to an affiliate of Mr. Gales pursuant to a restricted unit agreement, which are valued at $20 per unit for purposes of this table as there was no market for the restricted units on the date of grant (5,850 of which have been issued). At the end of the fiscal year, Mr. Stephenson or his affiliates held 139,000 restricted units and the right to receive 261,000 restricted units, which are valued at $2,780,000 and $5,220,000, respectively, or $20 per unit for purposes of this table as there was no market for the restricted units on the date of grant. At the end of the fiscal year, Mr. Gales or his affiliates held 35,850 restricted units and the right to receive 39,150 restricted units, which are valued at $717,800 and $783,000, respectively, or $20 per unit for purposes of this table as there was no market for the restricted units on the date of grant. The restricted unit agreements for the grants described in the table above provide that for each additional ethanol production or co-production facility we acquire or build on or prior to April 3, 2009 in addition to the Nebraska plant, one newly issued restricted unit will vest for each 1,000 gallons of ethanol production capacity acquired or built for the benefit of Stephenson Holdings, Inc., an entity owned by Mr. Stephenson, and 0.15 newly issued restricted units will vest for each 1,000 gallons of ethanol production capacity acquired or built for the benefit of Gales Holdings, Inc., an entity owned by Mr. Gales. The maximum number of restricted units that will vest under these agreements will be 300,000 and 45,000 units, respectively. To date, 39,000 restricted units have been granted to Stephenson Holdings, Inc. and 5,850 restricted units have been granted to Gales Holdings, Inc. due to our acquisition of approximately 53% of the partnership interests of Heartland Grain Fuels. Half of the units granted vested immediately, and the other half are presently subject to forfeiture and will vest in equal parts on the first and second anniversaries of the date of grant.

(2)                                  Amounts consist of $1,129 for continuation of health benefits and $9,668 for personal use of company-owned vehicle, including fuel, insurance and maintenance expenses.

(3)                                  Mr. Gales joined us in April 2006.

(4)                                  Amounts consist of $2,733 for continuation of health benefits, $9,850 for personal use of company-owned vehicle, including fuel, insurance and maintenance expenses, and $71,187 for relocation to the Minneapolis, Minnesota area.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Units Acquired on	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) (1)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Revis L. Stephenson III	—	—	—	26,580	—	531,600
Donald E. Gales	—	—	—	—	—	—

(1)                                  Value at fiscal year-end is based on $20 per unit, the price of units in our proposed registered securities offering. These units are issuable pursuant to a project development fee agreement and the number set forth in the table above is based on an estimated cost to construct the Nebraska plant of approximately $151,580,000.

DIRECTOR COMPENSATION

In connection with their service on our board of directors, for fiscal 2006 each of our non-employee directors received a $10,000 annual retainer and an additional $250 for each meeting of the board of directors attended and $250 for each committee meeting attended. We currently anticipate that these fees will remain the same for fiscal 2007. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committees.

PROJECT DEVELOPMENT FEE PAID TO EXECUTIVE OFFICERS

Revis L. Stephenson III is currently serving as our chairman and chief executive officer and Robert W. Holmes is currently serving a member of our board of directors. We entered into a project development fee agreement on May 19, 2005 with Messrs. Stephenson and Holmes to pay them together, a total fee equal to 1% of the total project cost for the Nebraska plant. Based on our current estimated project cost of $151,580,000, we currently estimate the total fee we will pay at 151,580 units, as the fee is payable in units at a price of $10 per unit. We have already transferred 125,000 of these units to Messrs. Stephenson and Holmes in exchange for their efforts to organize and develop our company. We may be obligated to pay additional units to Mr. Stephenson upon substantial completion of the Nebraska plant if the actual total cost of the project exceeds $125.0 million. Likewise, Mr. Stephenson may be required to forfeit units back to us if the actual total project cost is less than $125.0 million.

These 125,000 units are subject to the following restrictions:

•                  upon the dissolution, bankruptcy or insolvency of our company or our inability generally to pay debts as they become due, or an assignment by us for the benefit of creditors, or the commencement of any case or proceeding in respect of our company under any bankruptcy, insolvency or similarly laws, Messrs. Stephenson and Holmes shall return the restricted units to the company without payment of consideration by the company and the restricted units shall be deemed to have been forfeited by Messrs. Stephenson and Holmes;

•                  upon voluntary resignation as a member of our board of directors by Mr. Stephenson and/or Mr. Holmes, Mr. Stephenson and/or Mr. Holmes shall return the restricted units to us without payment of consideration by us and the restricted units shall be deemed to have been forfeited by Mr. Stephenson and/or Mr. Holmes; and

•                  the restricted units may not be sold, transferred, assigned, pledged, encumbered or otherwise alienated or hypothecated unless the restrictions have lapsed.

All of the above restrictions on the units shall lapse on the date upon which our Nebraska plant begins producing ethanol for sale. Additionally, the number of units subject to the restriction concerning voluntary resignation of Mr. Stephenson and/or Mr. Holmes has been reduced by two-thirds following the filing of the Registration Statement on Form SB-2 on May 23, 2005 and the execution of definitive debt financing documents.

These units and others received by Messrs. Stephenson and Holmes in the distribution of two units for every one unit issued and outstanding, are also subject to an agreement executed by Messrs. Stephenson and Holmes wherein they have agreed that the units are subject to restrictions on transfer until May 10, 2008.

We entered into a consulting agreement with BioEnergy Capital Consultants, LLC, Lake Preston, South Dakota, as a project development consultant. In exchange for services and as provided in this agreement, we transferred 7,500 unrestricted units in our company to BioEnergy Capital Consultants, LLC. Following our previous seed capital private placement, we performed a unit distribution to all unitholders, including BioEnergy Capital Consultants, LLC equal to two additional units for every one unit issued and outstanding. Subsequent to performing this distribution, BioEnergy Capital Consultants, LLC received an additional 42,500 restricted units in our company for a total of 50,000 units.

These arrangements could cause Messrs. Stephenson and Holmes conflicts of interest in decision making related to our financing plan. These conflicts could threaten our ability to capitalize the Nebraska plant if these directors put their personal interests ahead of our best interests related to funding the Nebraska plant.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

We have entered into an employment agreement with Revis L. Stephenson III, pursuant to which, the term of Mr. Stephenson’s employment commenced on April 7, 2006 and shall end on the third anniversary of the date of the agreement, unless terminated pursuant to the employment agreement. Thereafter, Mr. Stephenson’s employment shall be automatically extended for successive one-year periods unless terminated pursuant to the employment agreement. While Mr. Stephenson is employed by our company, Mr. Stephenson will be nominated by the board of directors to serve on the board of directors. Upon election, Mr. Stephenson will serve with no other compensation other than that provided for by the employment agreement.

Mr. Stephenson will receive an annual base salary of $300,000. In addition, Mr. Stephenson will receive (i) an annual performance bonus based on achievement of certain criteria established by our compensation committee; (ii) a strategic bonus, payable in units, based on additional production of ethanol by our company; (iii) the right to participate in all employee benefit plans and programs of our company; (iv) use of an automobile while employed by our company; (v) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses incurred by him in the performance of his employment; (vi) reimbursement for reasonable fees and expenses of annual tax return preparation and planning by an independent public accounting firm; and (vii)

paid vacation time off in accordance with the normal policies of our company, but not less than four weeks of vacation per year.

Mr. Stephenson has agreed, as part of the employment agreement, that (a) he will not divulge our confidential information or any know-how or trade secret information conceived or originated by him during his employ; (b) he will not take a corporate opportunity from our company; (c) he will not engage in competition with our company; (d) he will not attempt to hire an employee of our company during Mr. Stephenson’s employ or during a 12-month period thereafter; (e) he will not solicit our customers or suppliers during his employ or during the 24-month period thereafter; and (f) he will disclose to, and give all rights and ownership to, us in any improvements, inventions or copyrightable material he conceives during his employ and relating to our business.

In the event of termination of Mr. Stephenson’s employment, as determined by the employment agreement, Mr. Stephenson shall receive certain severance payments and benefits, including, but not limited to: (aa) a lump-sum amount equal to two times Mr. Stephenson’s annual base salary at the highest rate in effect at any time in the one-year period preceding termination of employment plus a performance bonus to be determined pursuant to the employment agreement; (bb) health, dental and life insurance benefits for Mr. Stephenson and his dependents for a 24-month period, to the extent that such benefits were in effect at termination, unless Mr. Stephenson obtains such coverage through any other employer; (cc) a payment equal to the pro rata portion of any annual incentive bonus that would have been payable to Mr. Stephenson during the fiscal year in which the termination occurs; and (dd) all other applicable post-termination benefits under benefit plans and programs then applicable to Mr. Stephenson in accordance with such plans and programs. Upon termination, Mr. Stephenson shall promptly deliver to us any and all company records and property in his possession or under his control.

We have also entered into an employment agreement with Donald E. Gales, pursuant to which the term of Mr. Gales’ employment commenced on April 7, 2006 and shall end on April 7, 2009, unless terminated pursuant to the employment agreement. Thereafter, Mr. Gales’ employment shall be automatically extended for successive one-year periods unless terminated pursuant to the employment agreement. Mr. Gales will receive an annual base salary of $250,000. In addition, Mr. Gales will receive (i) an annual performance bonus based on achievement of certain criteria established by our compensation committee; (ii) a strategic bonus, payable in units, based on additional production of ethanol by our company; (iii) the right to participate in all employee benefit plans and programs of our company; (iv) use of an automobile while employed by our company; (v) reimbursement for expenses related to Mr. Gales’ relocation to the Minneapolis, Minnesota metropolitan area; (vi) the right to receive 6,000 units at each anniversary of the effective date of the agreement, up to a maximum of 30,000 units; (vii) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses incurred by him in the performance of his employment; and (viii) paid vacation time off in accordance with our normal policies, but not less than three weeks of vacation per year.

Mr. Gales has agreed, as part of the employment agreement, that (a) he will not divulge our confidential information or any know-how or trade secret information conceived or originated by him during his employ; (b) he will not take a corporate opportunity from our company; (c) he will not engage in competition with our company; (d) he will not attempt to hire an employee of our company during his employ or during a 12-month period thereafter; (e) he will not solicit our customers or suppliers during his employ or during the 24-month period thereafter; and (f) he will disclose to, and give all rights and ownership to, us in any improvements, inventions or copyrightable material he conceives during his employ and relating to our business.

In the event of termination of Mr. Gales’ employment, as determined by the employment agreement, Mr. Gales shall receive certain severance payments and benefits, including, but not limited to: (aa) a lump-sum amount equal to Mr. Gales’ annual base salary at the highest rate in effect at any time in the one-year period preceding termination of employment, plus a performance bonus to be determined pursuant to the employment agreement; (bb) health, dental and life insurance benefits for Mr. Gales and his dependents for a 24-month period, to the extent that such benefits were in effect at termination, unless Mr. Gales obtains such coverage through any other employer; (cc) a payment equal to the pro rata portion of any annual incentive bonus that would have been payable to Mr. Gales during the fiscal year the termination occurs; and (dd) all other applicable post-termination benefits under benefit plans and programs then applicable to Mr. Gales in accordance with such plans and programs. Upon termination, Mr. Gales shall promptly deliver to us any and all company records and property in his possession or under his control.

We have also entered into an employment agreement with Richard Peterson on October 17, 2006, pursuant to which Mr. Peterson will receive an annual base salary of $175,000. In addition, Mr. Peterson will receive (i) a signing bonus of $65,000 payable on or before January 8, 2007, which must be repaid if Mr. Peterson voluntarily resigns his employment before May 13, 2007; (ii) the right to participate in all employee benefit plans and programs of our company; (iii) use of an automobile while employed by our company; and (iv) paid vacation time off in accordance with our normal policies, but not less than three weeks of vacation per year. For each complete calendar year that Mr. Peterson is employed by our company, he will be eligible for an annual bonus in the discretion of our board of directors.

Mr. Peterson has agreed, as part of the employment agreement, that (a) he will not divulge our confidential information or any know-how or trade secret information conceived or originated by him during his employ; (b) he will not take a corporate opportunity from our company; (c) he will not engage in competition with our company; (d) he will not attempt to hire an employee of our company during his employ or during a 24-month period thereafter; (e) he will not solicit our customers or suppliers during his employ or during the 24-month period thereafter; and (f) he will disclose to, and give all rights and ownership to, us in any improvements, inventions or copyrightable material he conceives during his employ and relating to our business.

In the event of termination of Mr. Peterson’s employment, as determined by the employment agreement, Mr. Peterson shall receive certain severance payments and benefits, including, but not limited to a lump-sum amount equal to 52 weeks of Mr. Peterson’s annual base salary at the time of termination of employment. Upon termination, Mr. Peterson shall promptly deliver to us any and all company records and property in his possession or under his control.

RESTRICTED UNIT GRANTS

We have entered into restricted unit agreements with entities owned by Revis L. Stephenson III and Donald E. Gales, respectively. For each additional ethanol production or co-production facility we acquire or build on or prior to April 3, 2009 in addition to the Nebraska plant, one newly issued restricted unit will vest for each 1,000 gallons of ethanol production capacity acquired or built for the benefit of Stephenson Holdings, Inc., an entity owned by Mr. Stephenson, and 0.15 newly issued restricted units will vest for each 1,000 gallons of ethanol production capacity acquired or built for the benefit of Gales Holdings, Inc., an entity owned by Mr. Gales. The maximum number of restricted units that will vest under these agreements will be 300,000 and 45,000 units, respectively. To date, 39,000 restricted units have been granted to Stephenson Holdings, Inc. and 5,850 restricted units have been granted to Gales Holdings, Inc. due to our acquisition of approximately 53% of the partnership interests of Heartland Grain Fuels. Half of the units granted vested immediately, and the other half are presently subject to forfeiture and will vest in equal parts on the first and second anniversaries of the date of grant.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 27, 2006, the ownership of units by each member whom we know to own beneficially more than 5% of the outstanding units, each director, each executive officer and all executive officers and directors as a group. At the close of business on December 27, 2006, there were 8,613,481 units issued and outstanding, each of which is entitled to one vote.

Unless otherwise indicated, the listed beneficial owner has sole voting power and investment power with respect to such units and the mailing address for each person listed in the table is 10201 Wayzata Blvd., Suite 250, Minneapolis, MN 55305.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Non-Employee Directors:
Robert Bettger	38,000		*
Larry L. Cerny	30,000	(2)	*
Richard Hughes	34,000	(3)	*
John E. Lovegrove	43,000	(4)	*
Troy Otte	34,500		*
Keith Spohn	20,000	(5)	*
Robert W. Holmes	145,000	(6)	1.7%
Dale Locken	1,271,452	(7)	14.8%

Executive Officers:
Revis L. Stephenson III	299,000	(8)	3.5%
Donald E. Gales	19,350	(9)	*
Richard Peterson	—		*
Executive officers and directors as a group (11 persons)	1,934,302		22.4%

Other beneficial owners:
South Dakota Wheat Growers Association 110 6th Avenue SE Aberdeen, SD 57402	1,271,452		14.8%
Heartland Producers, LLC 1715 S. 8th Street Aberdeen, SD 57401	1,228,547	(10)	12.5%

*                                         Less than 1%.

(1)                                  Includes the units issued to the directors and officers through December 27, 2006. Assumes no additional purchases in our proposed registered securities offering.

(2)                                  Units are owned by the Larry L. Cerny Trust, and Larry L. Cerny, our director, is the creator of the trust.

(3)                                  Units are owned jointly with Mr. Hughes’ spouse. Certain of these units are pledged as collateral to secure a loan, the proceeds of which were used to finance the purchase of the units.

(4)                                  Includes units owned jointly with Mr. Lovegrove’s spouse. Certain of these units are pledged as collateral to secure a loan, the proceeds of which were used to finance the purchase of the units.

(5)                                  Includes units owned jointly with Mr. Spohn’s spouse. Certain of these shares are pledged as collateral to secure a loan, the proceeds of which were used to finance the purchase of the units.

(6)                                  Includes 115,000 units held in the name of the Holmes Residuary Trust, and Robert Holmes, our director, is the creator of the trust. Of these 115,000 units, 25,000 were issued under a development fee agreement and subject to forfeiture under the terms of that agreement. Also includes 5,000 units held in the name of Mr. Holmes’ spouse as custodian for his minor child.

(7)                                  Includes 1,271,452 units held by SDWG. Mr. Locken serves on the board of directors of SDWG. Mr. Locken disclaims beneficial ownership of these securities.

(8)                                  Includes 39,000 restricted units issued under a restricted unit agreement to an affiliate of Mr. Stephenson and 40,000 restricted units that we expect will be issued to an affiliate of Mr. Stephenson upon successful completion of our proposed registered securities offering and the determination by our board that we are reasonably likely to be able to finance the Aberdeen plant expansion. Also includes 100,000 units issued under a development fee agreement and subject to forfeiture under the terms of that agreement. The development fee agreement further provides that if the actual project cost for the Nebraska plant exceeds $125 million, Mr. Stephenson is entitled to receive additional units valued at 1% of the difference between the actual project cost and $125 million. Based on the current estimated cost of the Nebraska plant at $151.6 million, Mr. Stephenson will be entitled to receive 26,580 additional units; these 26,580 units are not included in the table. The table also does not include up to 221,000 restricted units that may be issued to an affiliate of Mr. Stephenson pursuant to a restricted unit agreement.

(9)                                  Includes 5,850 restricted units issued under a restricted unit agreement to an affiliate of Mr. Gales and 6,000 restricted units that we expect will be issued to an affiliate of Mr. Gales upon successful completion of our proposed registered securities offering and the determination by our board that we are reasonably likely to be able to finance the Aberdeen plant expansion. Does not include up to 30,000 restricted units to be issued to Mr. Gales between April 7, 2007 and April 7, 2011 as a signing bonus under Mr. Gales’ employment agreement. The table also does not include up to 33,150 restricted units that may be issued to an affiliate of Mr. Gales pursuant to a restricted unit agreement.

(10)                            Includes in the pro forma columns 1,228,547 units to be issued to Heartland Producers on consummation of the second closing under the Heartland transaction.

PROMOTERS

The term “promoter” is defined in Rule 405 under the Securities Act of 1933 to include, with reference to an issuer such as our company, any person who, acting alone or in conjunction with one more persons, directly or indirectly takes initiative in founding and organizing the business of the issuer, as well as any person who, in connection with the founding and organizing of the business of the issuer, directly or indirectly receives in consideration of services and/or property, 10 percent or more of any class of securities of the issuer or 10 percent or more of the proceeds from the sale of any class of such securities. However, a person who receives such securities or proceeds solely in consideration of property shall not be deemed a promoter if such person does not otherwise take part in founding or organizing the enterprise.

Our directors, other than Dale Locken, are considered promoters of our company, having taken initiative in organizing our current business. Our directors previously participated as promoters in connection with our 2005 private placement of units. The primary purpose of that private placement was to raise seed capital to start our business. In that offering, we raised a total of $1.5 million from 14 investors, eight of whom are directors or entities affiliated with our directors. Following completion of our seed capital private placement, we paid Revis L. Stephenson III and Robert W. Holmes a development fee equal to 125,000 restricted membership units in exchange for their efforts to organize and develop our company. These units are restricted pursuant to a lock-up agreement.

Our directors, other than Dale Locken, previously participated as promoters in connection with our public offering of units that closed in March 2006. The primary purpose of that offering was to raise capital to fund construction of the Nebraska plant. In that offering, we raised a total of $60.5 million from 748 investors.

All of the foregoing payments constituting our use of net offering proceeds were direct or indirect payments to persons or entities other than our directors, officers or unitholders owning 10% or more of our units, except for amounts paid to our officers for their service as employees of our company. No underwriting or other commissions were paid to our promoters (or others) in connection with this offering. To date, the proceeds have been invested primarily in the construction of our Nebraska plant, as well as for the acquisition of Indiana Renewable Fuels, LLC and general operating expenses.

We entered into a project development fee agreement with Revis L. Stephenson III and Robert W. Holmes for the payment of a development fee equal to 1% of the total project cost for the Nebraska plant, which is currently estimated at $151,580,000 or 151,580 units. These units are restricted pursuant to the project development fee agreement between us and Mr. Stephenson and Mr. Holmes. We may be obligated to pay additional units, currently estimated at 26,580, to Mr. Stephenson upon substantial completion of the Nebraska plant if the actual total cost of the project exceeds $125.0 million. Likewise, Mr. Stephenson may be required to forfeit units back to us if the actual total project cost is less than $125.0 million.

The information under the heading “Units That May Be Issued Under Equity Compensation Plans” under Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities” is incorporated by reference in this Item 11.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH REVIS L. STEPHENSON III AND ROBERT W. HOLMES

Revis L. Stephenson III is currently serving as our chairman and chief executive officer and Robert W. Holmes is currently serving as a member of our board of directors. We entered into a project development fee agreement with Mr. Stephenson and Mr. Holmes for the payment of a development fee equal to 1% of the total project cost for the Nebraska plant, which is currently estimated at $151,580,000 or 151,580 units. Following completion of our seed capital private placement, we paid these two directors a development fee equal to 125,000 restricted membership units in exchange for their efforts to organize and develop our company. These units are restricted pursuant to the project development fee agreement between us and Mr. Stephenson and Mr. Holmes and pursuant to a related lock-up agreement. We may be obligated to pay additional units to Mr. Stephenson upon substantial completion of the Nebraska plant if the actual total cost of the project exceeds $125.0 million. Likewise, Mr. Stephenson may be required to forfeit units back to us if the actual total project cost is less than $125.0 million.

The terms of our agreement with Mr. Stephenson and Mr. Holmes may or may not be as favorable to us as those generally available from unaffiliated third parties. However, a majority of our independent directors approved this agreement with Mr. Stephenson and Mr. Holmes abstaining. This included at least two directors who have no interest in the transaction and had access to our legal counsel. We will require that all future transactions with Mr. Stephenson and Mr. Holmes will be no less favorable to us as those generally available from unaffiliated third parties and will also be approved by the majority of independent directors.

Robert W. Holmes is currently the president of one of our depositories, Timberwood Bank of Tomah, Wisconsin. The terms of our arrangements with Timberwood Bank may or may not be as favorable to us as those generally available from unaffiliated third parties. However, a majority of our independent directors ratified these arrangements, including at least two directors who have no interest in the transaction and had access to our legal counsel. We will require that all future transactions will be no less favorable to us as those generally available from unaffiliated third parties and will also be approved by the majority of independent directors.

TRANSACTION WITH BIOENERGY CAPITAL CONSULTANTS, LLC

We entered into a consulting agreement with BioEnergy Capital Consultants, LLC, Lake Preston, South Dakota, as a project development and equity consultant. BioEnergy Capital Consultants is owned and operated in part by one of our former directors, John T. Porter. In anticipation of the receipt of consulting services, we issued 50,000 units to BioEnergy Capital Consultants, LLC. In exchange, BioEnergy Capital Consultants, LLC provided to us assistance with negotiation of various contracts and assistance in the planning of our initial equity marketing effort. The entire 50,000 units are subject to a lock-up agreement that restricts transfer of the units until May 10, 2008. In addition, we paid to BioEnergy Capital Consultants, LLC, $1,500 weekly or $375 daily on an as-needed basis for certain requested services.

The terms of our agreement with BioEnergy Capital Consultants may or may not be as favorable to us as those generally available from unaffiliated third parties. However, a majority of our independent directors approved this agreement with BioEnergy Capital Consultants. We will require that all future transactions with BioEnergy Capital Consultants will be no less favorable to us as those generally available from unaffiliated third parties and will also be approved by the majority of independent directors.

TRANSACTIONS WITH WDB, INC. AND BETTGER BROTHERS PARTNERSHIP

We acquired an option to purchase real estate from WDB, Inc., which is owned by the brother of one of our directors, Robert Bettger. We paid $10,000 for the option, which allowed us to purchase between 75 and 112 acres for $6,000 per acre. The real estate makes up a portion of our site for the Nebraska plant. In connection with this real estate option, we entered into a planting agreement with Bettger Brothers Partnership, which is owned in part by Robert Bettger. In that agreement, Bettger Brothers Partnership agreed to change its planned crop rotation and plant soybeans for the crop year 2005 instead of hybrid seed corn in exchange for our agreement to compensate it for associated lost profits. We would not have had the ability to access the site if it were planted with hybrid seed corn due to the nature of the crop. By this agreement, we gained the access to the property that we required in order to prepare the site for construction. We subsequently exercised this option and purchased 112 acres from WDB, Inc. for a total of $672,000. Of the total purchase price, $604,800 was recorded as a note payable, with interest at a rate of 7% per annum, which has been paid in full.

These agreements may or may not be as favorable to us as those generally available from unaffiliated third parties. However, a majority of our independent directors ratified these agreement, including at least two directors who have no interest in the transaction and had access to our legal counsel. We will require that all future transactions will be no less favorable to us as those generally available from unaffiliated third parties and will also be approved by the majority of independent directors.

TRANSACTIONS WITH DIRECTORS IN SEED CAPITAL OFFERING

During our seed capital offering, we issued membership units to certain investors, some of whom were directors or entities affiliated with directors. These membership units were issued in exchange for payment of a split-adjusted purchase price of $3.33 per unit. The number of units purchased by each of our directors or affiliated entities in the seed capital offering and the purchase price paid is detailed in the chart below.

	Number of Split-Adjusted
	Units Purchased in
Name of Member	Seed Capital Offering	Purchase Price
Revis L. Stephenson III	105,000	$350,000
Holmes Residuary Trust	90,000	$300,000
Robert E. Bettger	18,000	$60,000
Larry L. Cerny Trust	15,000	$50,000
Richard W. Hughes	19,500	$65,000
John E. Lovegrove	18,000	$60,000
Troy Otte	19,500	$65,000
Keith E. Spohn	15,000	$50,000
Total	300,000	$1,000,000

The per unit price paid by our initial directors in the seed capital offering is the same price that the units were offered to other investors in our seed capital offering. A majority of our directors approved the subscription agreements executed by each of our initial directors for the purchase of these membership units.

TRANSACTION WITH OPPENHEIMER & CO. INC.

We engaged Oppenheimer & Co. Inc. to act as investment banker/placement agent for the structuring and sale of exempt facility revenue bonds issued by the County of Fillmore, State of Nebraska . We also engaged Oppenheimer & Co, Inc. to act as placement agent for our tax increment financing issued by the Village of Fairmont, Nebraska. Revis L. Stephenson III was a Vice President at Oppenheimer & Co. Inc. at that time. Mr. Stephenson did not receive a commission or finders fee in connection with the engagement.

LOCK-UP AGREEMENT WITH REVIS L. STEPHENSON III, HOLMES RESIDUARY TRUST AND BIOENERGY CAPITAL CONSULTANTS, LLC

We have entered into a lock-up agreement with Revis L. Stephenson III, the Holmes Residuary Trust and BioEnergy Capital Consultants as a condition of registering units in the state of Nebraska. The lock-up agreement restricts certain transfers of certain units owned by these parties prior to May 10, 2008. The agreement restricts transfers of 170,000 units owned by Mr. Stephenson, 85,000 units owned by the Holmes Residuary Trust and 50,000 units owned by BioEnergy Capital Consultants. Under the lock-up agreement, these parties agreed to put a restrictive legend on the unit certificates and file the agreement with us. The lock-up agreement does not impair the unitholders’ voting rights or rights to receive distributions associated with these units.

RESTRICTED UNIT GRANTS

Pursuant to their employment agreements, we entered into restricted unit agreements with entities owned by Revis L. Stephenson III and Donald E. Gales, respectively. For each additional ethanol production or co-production facility we acquire or build on or prior to April 3, 2009 in addition to the Nebraska plant, one newly issued restricted unit will vest for each 1,000 gallons of ethanol production capacity acquired or built for the benefit of Stephenson Holdings, Inc., an entity owned by Mr. Stephenson, and 0.15 newly issued restricted units will vest for each 1,000 gallons of ethanol production capacity acquired or built for the benefit of Gales Holdings, Inc., an entity owned by Mr. Gales. The maximum number of restricted units that will vest under these agreements will be 300,000 and 45,000 units, respectively. To date, 39,000 of the restricted units owned by Stephenson Holdings, Inc. have issued and 5,850 of the restricted units owned by Gales Holdings, Inc. have been issued due to our acquisition of approximately 53% of the partnership interests of Heartland Grain Fuels.

TRANSACTIONS WITH GEOTECHNICAL SERVICES, INC.

Larry Cerny, our secretary and a member of our board of directors, is the co-founder and chairman of the board of Geotechnical Services, Inc., a geotech and environmental engineering firm. As of November 7, 2006, we have paid Geotechnical Services $76,090 for soil testing and geotechnical investigation services and the performance of a phase I environmental site assessment update for the site of the Nebraska plant. We accepted bids from unaffiliated parties before contracting with Geotechnical Services, and a majority of unaffiliated directors approved the transaction. We will require that all future transactions with Geotechnical Services will be no less favorable to us as those generally available from unaffiliated third parties and will also be approved by the majority of independent directors.

TRANSACTIONS WITH SOUTH DAKOTA WHEAT GROWERS ASSOCIATION

At the closing of SDWG’s sale of its interests in Heartland Grain Fuels and Dakota Fuels to our company, we entered into a grain origination agreement with SDWG, pursuant to which SDWG will provide the corn required for the operation of the South Dakota plants, including the Aberdeen plant expansion. Subsequent to the execution of this agreement, Dale Locken, the chief executive officer of SDWG, became a member of our board of directors.

ITEM 13.         EXHIBITS

Exhibit No.	Description
2.1

Partnership Interest Purchase Agreement with HGF Acquisition, LLC, Aventine Renewable Energy, Inc., Dakota Fuels, Inc., South Dakota Wheat Growers Association, Heartland Producers, LLC, and Heartland Grain Fuels, L.P. dated as of November 7, 2006 (A)

2.2

Partnership Interest and Stock Purchase Agreement with HGF Acquisition, LLC, Heartland Grain Fuels, L.P, Heartland Producers, LLC, South Dakota Wheat Growers Association and Dakota Fuels, Inc. dated as of November 7, 2006 (B)

3.1	Certificate of Formation (C)
3.2	Third Amended and Restated Operating Agreement dated February 1, 2006 (D)
4.1	Form of Membership Unit Certificate (E)
4.2	Subscription Agreement of Registrant (F)
10.1	Promissory Note (Operating Loan) and Loan Agreement with Farm Credit Services of America PCA dated February 13, 2006 (G)
10.2	Master Loan Agreement with Farm Credit Services of America, FLCA dated February 17, 2006 (H)
10.3	Amendment to Master Loan Agreement with Farm Credit Services of America, FLCA dated April 11, 2006 (I)
10.4	Statused Revolving Credit Supplement with Farm Credit Services of America, FLCA dated February 17, 2006 (J)
10.5	Construction and Revolving Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006 (K)
10.6	Construction and Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006 (JJ)
10.7	Loan and Trust Agreement with the County of Fillmore, State of Nebraska and Wells Fargo N.A. dated April 1, 2006 (L)
10.8	Promissory Note issued to the County of Fillmore, State of Nebraska dated April 27, 2006 (M)
10.9	Deed of Trust and Security Agreement with Wells Fargo Bank dated April 27, 2006 (N)
10.10	Lump-Sum Design Build Agreement with Fagen, Inc. dated March 16, 2006 (MM)*
10.11	License Agreement with ICM, Inc. dated March 16, 2006 (O)
10.12	Contract for Electrical Service with Perennial Public Power District dated April 25, 2006 (P)
10.13	Employment Agreement with Revis L. Stephenson III dated April 7, 2006 (Q) +
10.14	Employment Agreement with Don Gales dated April 7, 2006 (R) +
10.15	Track Material Purchase Agreement with the Tie Yard of Omaha dated May 5, 2006 (S)
10.16	Consulting Agreement with BioEnergy Capital Consultants, LLC dated March 22, 2005 (T)
10.17	Project Development Fee Agreement with Robert W. Holmes and Revis L. Stephenson III dated May 19, 2005 (U)
10.18	Planting Agreement for Crop Year 2005 with Bettger Brothers Partnership (V)
10.19	Lock-Up Agreement with Revis L. Stephenson III, BioEnergy Capital Consultants LLC, Holmes Residuary Trust dated November 4, 2005 (W)
10.20	Letter Agreement with Oppenheimer & Co. Inc. dated November 22, 2005 (X)
10.21	Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group, L.L.C. dated July 19, 2006 (Y)
10.22	Distiller’s Grain Marketing Agreement with Commodity Specialist Company dated May 31, 2006 (KK)
10.23	Farm Lease and Security Agreement with Bettger Brothers Partnership dated April 30, 2006(LL)

10.24	Agreement between Owner and Design/Builder dated July 14, 2006*, **
10.25	Letter of Intent with ICM, Inc. dated December 19, 2006 (QQ)*
10.26	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006 (Z)
10.27	Employment Agreement with Richard Peterson dated October 17, 2006 (AA) +
10.28	Restricted Unit Agreement with Stephenson Holdings, Inc. dated November 7, 2006 (BB) +
10.29	Restricted Unit Agreement with Gales Holdings, Inc. dated November 7, 2006 (CC) +
10.30	South Dakota Grain Fuels. L.P. Agreement of Limited Partnership dated August 27, 1991 (NN)
10.31	Amendment to the Agreement of Limited Partnership of Heartland Grain Fuels, L.P. dated November 8, 2006 (OO)
10.32	Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated as of November 20, 2006 (DD)
10.33	Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006 (EE)
10.34	Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006 (FF)
10.35	Amendment to the Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006 (GG)
10.36

Amendment to the Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006 (HH)

10.37	Administrative Agency Agreement among Farm Credit Services of America, FLCA, CoBank, ACB and ABE Fairmont, LLC dated as of November 20, 2006 (II)
14	Code of Ethics for Chief Executive and Senior Financial Officers **
21	List of Subsidiaries of the Registrant (PP)
24	Powers of Attorney (included in signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer**
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer**
32.1	Section 1350 Certification by Principal Executive Officer**
32.2	Section 1350 Certification by Principal Financial Officer**

*                                         Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Commission.

+                                         Management compensatory plan or arrangement.

**                                  Filed herewith.

(A)                              Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(B)                                Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(C)                                Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 23, 2005 (File No. 333-125335).

(D)                               Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Post Effective Amendment No. 1 to Registration Statement on Form SB-2, filed on February 10, 2006 (File No. 333-125335).

(E)                                 Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 23, 2005 (File No. 333-125335).

(F)                                 Incorporated herein by reference to Annex C to the Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).

(G)                                Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(H)                               Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(I)                                    Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(J)                                   Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(K)                               Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(L)                                 Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(M)                            Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(N)                               Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(O)                               Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(P)                                 Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(Q)                               Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(R)                                Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(S)                                 Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(T)                                Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2, filed on May 23, 2005 (File No. 333-125335).

(U)                               Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form SB-2, filed on May 23, 2005 (File No. 333-125335).

(V)                                Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed on August 12, 2005 (File No. 333-125335).

(W)                           Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Pre-Effective Amendment No. 4 to Registration Statement on Form SB-2, filed on November 7, 2005 (File No. 333-125335).

(X)                               Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed on February 10, 2006 (File No. 333-125335).

(Y)                                Incorporated herein by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2006 (File No. 333-125335).

(Z)                                Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(AA)                    Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on November 9, 2006 (File No. 333-125335).

(BB)                        Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2006 (File No. 333-125335).

(CC)                        Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2006 (File No. 333-125335).

(DD)                      Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(EE)                          Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(FF)                          Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(GG)                        Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(HH)                      Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(II)                                Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(JJ)                              Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2, filed on September 13, 2006 (File No. 333-137299).

(KK)                      Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2, filed on September 13, 2006 (File No. 333-137299).

(LL)                          Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2, filed on September 13, 2006 (File No. 333-137299).

(MM)                Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).

(NN)                      Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).

(OO)                      Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).

(PP)                          Incorporated herein by reference to Exhibit 21 to the Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).

(QQ)                      Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K/A, filed on December 22, 2006 (File No. 333-125335).

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by McGladrey & Pullen LLP

In addition to reimbursement for certain out-of-pocket expenses, the following table presents the aggregate fees billed for professional services by McGladrey & Pullen LLP in fiscal 2006 and the period from inception to September 30, 2005 (fiscal 2005) for these various services:

Description of Fees	Fiscal 2006 Amount	Fiscal 2005 Amount
Audit Fees	$121,900	$79,175
Audit-Related Fees	—	—
Total Audit and Audit-Related Fees	121,900	79,175
Tax Fees:
Tax Compliance Fees	—	—
Tax Consultation and Advice Fees	—	—
Total Tax Fees	—	—
All Other Fees	—	—
Total	$121,900	$79,175

Audit Fees

The audit fees set forth above for fiscal 2006 and fiscal 2005 consist of fees billed by McGladrey & Pullen LLP for audit services in connection with their review of our interim financial statements for the first three quarters of the 2006 fiscal year and for the audit of our fiscal year-end financial statements, in addition to fees for audit services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements, such as comfort letters, consents related to Securities and Exchange Commission registration statements (including our registration statements on Form SB-2), and other services related to Securities and Exchange Commission matters for the fiscal year.

Audit-Related Fees

We were not billed any amounts by McGladrey & Pullen LLP for audit-related services during fiscal 2006 or fiscal 2005.

Tax Fees

We were not billed any amounts by RSM McGladrey, Inc. or entities associated with McGladrey & Pullen LLP for tax services during fiscal 2006 or fiscal 2005.

All Other Fees

We were not billed any amounts by McGladrey & Pullen LLP for other products and services during fiscal 2006 or fiscal 2005.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee charter requires that our audit committee approve the retention of our independent registered public accounting firm for any non-audit service and consider whether the provision of these non-audit services by our independent registered public accounting firm is compatible with maintaining our independent auditor’s independence, prior to engagement for these services. Our audit committee actively monitors the relationship between audit and non-audit services provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2006.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/s/ Revis L. Stephenson III
Revis L. Stephenson III
Chief Executive Officer

Each of the undersigned hereby appoints Revis L. Stephenson and Richard Peterson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-KSB and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-KSB or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 2006.

Signature	Title

/s/ Revis L. Stephenson III	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Revis L. Stephenson III

/s/ Richard Peterson	Chief Financial Officer and Vice President of Accounting and
Richard Peterson	Finance (Principal Financial and Accounting Officer)

/s/ Robert W. Holmes	Director
Robert W. Holmes

/s/ Robert Bettger	Director
Robert Bettger

/s/ Larry L. Cerny	Corporate Secretary and Director
Larry L. Cerny

/s/ Richard Hughes	Director
Richard Hughes

/s/ Dale Locken	Director
Dale Locken

/s/ John E. Lovegrove	Director
John E. Lovegrove

/s/ Troy Otte	Director
Troy Otte

/s/ Keith Spohn	Director
Keith Spohn

EXHIBIT INDEX

Exhibit No.	Description
2.1

Partnership Interest Purchase Agreement with HGF Acquisition, LLC, Aventine Renewable Energy, Inc., Dakota Fuels, Inc., South Dakota Wheat Growers Association, Heartland Producers, LLC, and Heartland Grain Fuels, L.P. dated as of November 7, 2006++

2.2

Partnership Interest and Stock Purchase Agreement with HGF Acquisition, LLC, Heartland Grain Fuels, L.P, Heartland Producers, LLC, South Dakota Wheat Growers Association and Dakota Fuels, Inc. dated as of November 7, 2006++

3.1	Certificate of Formation++
3.2	Third Amended and Restated Operating Agreement dated February 1, 2006++
4.1	Form of Membership Unit Certificate++
4.2	Subscription Agreement of Registrant++
10.1	Promissory Note (Operating Loan) and Loan Agreement with Farm Credit Services of America PCA dated February 13, 2006++
10.2	Master Loan Agreement with Farm Credit Services of America, FLCA dated February 17, 2006++
10.3	Amendment to Master Loan Agreement with Farm Credit Services of America, FLCA dated April 11, 2006++
10.4	Statused Revolving Credit Supplement with Farm Credit Services of America, FLCA dated February 17, 2006++
10.5	Construction and Revolving Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006++
10.6	Construction and Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006++
10.7	Loan and Trust Agreement with the County of Fillmore, State of Nebraska and Wells Fargo N.A. dated April 1, 2006++
10.8	Promissory Note issued to the County of Fillmore, State of Nebraska dated April 27, 2006++
10.9	Deed of Trust and Security Agreement with Wells Fargo Bank dated April 27, 2006++
10.10	Lump-Sum Design Build Agreement with Fagen, Inc. dated March 16, 2006++*
10.11	License Agreement with ICM, Inc. dated March 16, 2006++
10.12	Contract for Electrical Service with Perennial Public Power District dated April 25, 2006++
10.13	Employment Agreement with Revis L. Stephenson III dated April 7, 2006++
10.14	Employment Agreement with Don Gales dated April 7, 2006++
10.15	Track Material Purchase Agreement with the Tie Yard of Omaha dated May 5, 2006++
10.16	Consulting Agreement with BioEnergy Capital Consultants, LLC dated March 22, 2005++
10.17	Project Development Fee Agreement with Robert W. Holmes and Revis L. Stephenson III dated May 19, 2005++
10.18	Planting Agreement for Crop Year 2005 with Bettger Brothers Partnership++
10.19	Lock-Up Agreement with Revis L. Stephenson III, BioEnergy Capital Consultants LLC, Holmes Residuary Trust dated November 4, 2005++
10.20	Letter Agreement with Oppenheimer & Co. Inc. dated November 22, 2005++
10.21	Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group, L.L.C. dated July 19, 2006++
10.22	Distiller’s Grain Marketing Agreement with Commodity Specialist Company dated May 31, 2006++
10.23	Farm Lease and Security Agreement with Bettger Brothers Partnership dated April 30, 2006++
10.24	Agreement between Owner and Design/Builder dated July 14, 2006*, **
10.25	Letter of Intent with ICM, Inc. dated December 19, 2006++*
10.26	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006++
10.27	Employment Agreement with Richard Peterson dated October 17, 2006++
10.28	Restricted Unit Agreement with Stephenson Holdings, Inc. dated November 7, 2006++
10.29	Restricted Unit Agreement with Gales Holdings, Inc. dated November 7, 2006++
10.30	South Dakota Grain Fuels. L.P. Agreement of Limited Partnership dated August 27, 1991++
10.31	Amendment to the Agreement of Limited Partnership of Heartland Grain Fuels, L.P. dated November 8, 2006++

10.32	Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated as of November 20, 2006++
10.33	Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006++
10.34	Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006++
10.35	Amendment to the Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006++
10.36	Amendment to the Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006++
10.37	Administrative Agency Agreement among Farm Credit Services of America, FLCA, CoBank, ACB and ABE Fairmont, LLC dated as of November 20, 2006++
14	Code of Ethics for Chief Executive and Senior Financial Officers**
21	List of Subsidiaries of the Registrant++
24	Powers of Attorney (included in signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer**
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer**
32.1	Section 1350 Certification by Principal Executive Officer**
32.2	Section 1350 Certification by Principal Financial Officer**

*                                         Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Commission.

**                                  Filed herewith.

++                                  Incorporated by reference.