Form 10QSB
period 2006-12-31
Advanced BioEnergy, LLC
filed 2007-02-14
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:   DECEMBER 31, 2006

Commission File Number: 000-52421

ADVANCED BIOENERGY, LLC

(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	10201 Wayzata Boulevard, Suite 250	20-2281511
(State or Other Jurisdiction of	Minneapolis, Minnesota 55305	(I.R.S. Employer
Incorporation or Organization)	(877) 651-1166	Identification No.)
(Address, including zip code, and
telephone number, including area code,
of Principal Executive Offices)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of units outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  8,613,481 membership units outstanding as of February 5, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☑

ADVANCED BIOENERGY, LLC
QUARTERLY PERIOD ENDED DECEMBER 31, 2006
Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2006	September 30,
	(Unaudited)	2006
Assets
Current Assets
Cash and cash equivalents	$7,763	$10,814
Accounts Receivable:
Trade accounts receivables	3,286	—
Due from broker	5,995	—
Other	257	152
Inventories	3,000	—
Derivative financial instruments	6,121	—
Prepaid expenses	481	130
Total current assets	25,903	11,096

Other Assets
Restricted cash held in escrow	7,848	—
Cash held for plant construction	—	32,500
Financing and deferred offering costs, net	1,584	1,220
Investments	633	—
Intangible	2,812	2,812
Goodwill	15,925	—
Other assets	329	66
Property and equipment , net	127,427	39,909
Total Assets	$183,461	$87,603

	December 31,
	2006	September 30,
	(Unaudited)	2006
Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$23,843	$15,681
Accrued expenses	819	372
Derivative financial instruments	4,257	—
Current portion of long-term debt	2,250	—
Total current liabilities	31,169	16,053

Long-term debt	45,750	7,000
Minority Interest	8,233	—

Members’ Equity
Members’ capital, no par value, authorized 20,000,000
Units, 8,613,481 and 7,165,600 units outstanding at
December 31, 2006 and September 30, 2006, respectively.	95,852	66,821
Retained earnings (deficit)	2,635	(2,033)
Deferred compensation	(178)	(238)

Total Liabilities and Members’ Equity	$183,461	$87,603

See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended December 31,
	2006	2005
	(dollars in thousands, except per share data)
Net Sales
Ethanol and related products	$10,237	$—
Other	215	12
Total Net Sales	10,452	12
Cost of goods sold	2,774	—
Gross profit	7,678	12
Selling, general and administrative	2,516	347
Operating income (loss)	5,162	(335)
Other income (expense):
Interest income	357	—
Interest expense	(476)	(19)
Net income (loss) before minority interest	5,043	(354)
Minority interest	(375)	—
Net income (loss)	$4,668	$(354)

Basic Weighted Average Units Outstanding	7,883,038	499,167
Dilutive Weighted Average Units Outstanding	7,933,874	499,167
Income (loss) per Unit — Basic	$0.59	$(0.71)
Income (loss) per Unit — Diluted	$0.59	$(0.71)

See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity

For the period from September 30, 2006 to December 31, 2006

	Members' Capital	Retained Earnings (Deficit)	Deferred Compensation	Total Members' Equity

MEMBERS' EQUITY - September 30, 2006	$66,821	$(2,032)	$(238)	$64,550

Issuance of 1,403,031 membership units, of which 50,857 units are held in escrow	28,061	—	—	28,061

Issuance of 44,850 membership units for services	897	—	—	897

Amortization of unearned compensation	—	—	59	59

Unit compensation expense	73	—	—	73

Net income	—	$4,668	—	4,668

MEMBERS' EQUITY - December 31, 2006	$95,852	$2,636	$(179)	$98,308

See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
	2006	2005
	(Dollars in Thousands)
Cash Flows from Operating Activities
Net income (loss)	$4,668	$(354)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	847	3
Services exchanged for membership units	897	—
Consulting services exchanged for membership units	60	208
Unit compensation expense	73	—
Unrealized gain on derivative financial instruments	1,561	—
Minority Interest of net income of subsidiary	375	—
Changes in working capital components net of effects of acquisition of Heartland Grain Fuels, L.P
(Increase)
Receivables	(6,669)	—
Inventories	(1,098)	—
Prepaid Expenses	(219)	15
Decrease
Accounts payable	(96)	(124)
Accrued expenses	(569)	19
Net cash (used in) operating activities	(3,292)	(230)
Cash Flows from investing Activities
Purchase of land options and deposits	(263)	—
Purchase of Heartland Grain Fuels, LP, net of cash required	(6,924)
Purchase of property and equipment	(3,149)	(121)
Payments for construction in progress	(25,043)
Decrease in cash for plant construction and cash held in escrow	32,446	—
Net used in investing activities	(2,933)	(121)
Cash Flows from financing activities
Proceeds from long-term debt	3,448	—
Payment of deferred offering and financing costs	(274)	(188)
Net cash provided by (used in) financing activities	3,174	(188)
Net (decrease) in cash and cash equivalents	(3,051)	(539)
Cash and Cash Equivalents
Beginning	10,814	894
Ending	$7,763	$355

Supplemental Disclosure of Non Cash Investing and Financing Actvities
Accounts payable incurred for deferred offering and financing costs	$335	$64
Membership units issued for acquisition of assets	$28,061
Accounts payable incurred for construction in process	$18,483	$129
Financing costs amortized to construction in progress	$47
Land options applied to land purchases		$20
Land acquired through issuance of notes payable		$1,271
Deposit transferred to deferred offering and financing costs		$25
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, including interest capitalized of $118	$794

See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Organization and Significant Accounting Policies

The accompanying condensed consolidated financial statements of Advanced BioEnergy, LLC (the “Company”) and its subsidiaries as of December 31, 2006 and for the three months ended December 31, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006.  The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results for the fiscal year ending September 30, 2007.  Certain previously reported amounts have been reclassified to conform to the current presentation format, with no impact on equity or net income (loss).

The financial statements include the accounts of the Company and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”), ABE Northfield, LLC, Indiana Renewable Fuels, LLC (“IRF”) and the majority interest in both Heartland Grain Fuels LP (“HGF”) and  Dakota Fuels, Inc. HGF is a Delaware limited partnership formed in 1991.  ABE acquired a 53.315% ownership interest in HGF on November 8, 2006  (See Note 2). All significant intercompany account balances and transactions have been eliminated.  The operations of HGF have been included in the these financial statements from the time of the acquisition. Prior to the acquistion of HGF, the Company was a development stage company.

The Company was organized to build ethanol plants and undertake other biofuel projects. Construction of a 100 million gallon per year ethanol plant near Fairmont, Nebraska is under way and is expected to be completed in August 2007. A 100 million gallon per year ethanol plant to be located near Argos, Indiana is in the design stage, and a 100 million gallon per year ethanol plant to be located near Northfield, Minnesota is in the development stage.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Restricted Cash Held in Escrow

In connection with the purchase of HGF, the cash portion of the second closing has been placed in escrow.  Any interest income earned is being added to cash held in escrow balance.

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers.  Ethanol and related products are generally shipped free on board (FOB) shipping point.  Collectibility of revenue is reasonably assured based on historical evidence of collectibility between the Company and its customers.  Interest income is recognized as earned.  Shipping costs billed to customers are included gross in revenue and cost of sales.

In accordance with the Company’s agreements for the maketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time payment is remitted to the company. Ethanol and related product sales are recorded, net of commissions of approximately $  and none for the three months ended December 31, 2006 and 2005, respectively.

Investments

The Company has equity investments interest in three private companies in unrelated industries.  The Company’s interest represents less than 20% of the ownership of such companies, and the Company has no financial obligations to such companies.  The investments are being accounted for under the cost method of accounting and accordingly, unredeemed patronage dividends received in the form of capital stock or other equities are added to the investment and distributions received from the investments are recorded as a reduction in the investment account.

Receivables

Credit sales are made primarily to two customers and no collateral is required.  The Company carries these accounts receivable at face amount with no allowance for doubtful accounts due to the collectibility of those accounts.

Inventories

Corn, chemicals and supplies, work in process, ethanol and distiller grains inventories are stated at the lower of cost or market on the first-in, first-out method.

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired.  SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred.  The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the three months ended December 31, 2006.

Income (Loss) per Unit

Basic and diluted income and (loss) per unit are computed using the weighted-average number of vested units outstanding during the period. Unvested units and units held in escrow are considered unit equivalents and are included in diluted income per unit.  For the three months ended December 31, 2005 unvested units and units held in escrow have not been included in the computation of diluted loss per unit as their effect would be anti-dilutive.

Derivative Instruments

The Company has entered into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases and forecasted ethanol sales.  These derivative contracts are to be accounted for under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings.  The Company has unrealized gains of $1.9 million related to derivative contracts recorded on the balance sheet as of December 31, 2006.  There were no derivative as of December 31, 2005.

Fair value of financial instruments

Financial instruments include cash and cash equivalents, receivables, accounts payable, accrued expenses, long-term debt and derivative instruments.  Management believes the fair value of each of these instruments approximates their carrying value in the balance sheet as of the balance sheet date.  The fair value of derivative instruments is based on quoted market price and the fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.  The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.” FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The company is currently assessing the impact of adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. As such, SFAS No. 157 applies to all other accounting pronouncements that require (or permit) fair value measurements, except for the measurement of share-based payments. SFAS No. 157 does not apply to accounting standards that require (or permit) measurements that are similar to, but not intended to represent, fair value. Fair value, as defined in SFAS No. 157, is the price to sell an asset or transfer a liability and therefore represents an exit price, not an entry price. The exit price is the price in the principal market in which the reporting entity would transact. Further, that price is not adjusted for transaction costs. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. The Company is currently assessing the impact of adoption of SFAS No.157.

2.   Acquisition of HGF

On November 8, 2006, the Company acquired 53.315% of the partnership interest in HGF. The results of HGF’s operations have been included in the condensed consolidated financial statements since that date. HGF owns and operates a nine million gallons per year dry mill corn-processing ethanol plant in Aberdeen, South Dakota, the Aberdeen plant, and a thirty million gallons per year dry mill corn processing ethanol plant in Huron, South Dakota, the Huron plant.  The Company also has an agreement to purchase, subject to certain closing conditions, the remaining interest in the limited partnership of HGF, which would result in the Company owning 100% of the partnership interest in HGF.

The aggregate purchase price of the 53.315% interest in HGF was $37.4 million consisting primarily of $8.9 million in cash, the issuance of 1,403,031 units of ABE valued at $28.1 million or $20 per unit, and direct costs of the acquisition of $430,000. There is no established market for the Company’s units.  The per unit fair value for the units issued in the transaction was determined by the Company’s board of directors after consideration of various factors.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the unaudited condensed consolidated statements of operations since the acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized. The allocation of any identifiable intangible assets, goodwill and other amounts of HGF has not been finalized and any required adjustments will be recorded as necessary when the information becomes available. The determination of final amounts is subject to receipt of a third party appraisal and other factors.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

As of November 8, 2006
Cash acquired	$2,414
Current assets	5,052
Property and equipment	56,634
Other long-term assets	635
Restricted cash held in escrow	7,794
Goodwill	15,925

Total assets acquired	88,454
Current liabilities	(8,645)
Long-term debt	(34,552)
Minority interest	(7,858)

Fair value of assets and liabilities assumed and accrued, net	$37,399

We paid approximately $430,000 in acquisition related costs, which included legal and accounting fees, and other related costs, all of these costs were paid as of December 31, 2006.

The following table presents our consolidated results of operations on an unaudited proforma basis as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share amounts):

	Three Months Ended December 31
	2006	2005
Revenues	$18,596	$9,263
Net income	$5,283	$14

Basic earnings per unit	$0.62	$0.01
Basic weighted average units outstanding	8.4	1.9
Diluted earnings per unit	$0.62	$0.01
Dilutive weighted average units outstanding	8.5	1.99

The unaudited pro forma data gives effect to actual operating results prior to the acquisitions. No effect has been given to cost reductions or operating synergies in this presentation. As a result, the unaudited pro forma results of operations are for comparative purposes only and are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may occur in the future.

3.   Inventories

A summary of inventories at December 31, 2006 and September 30, 2006 is as follows (in thousands):

	December 31,	September 30,
	2006	2006
	(unaudited)
Supplies and parts	841	—
Chemicals	152	—
Work in process	1,177	—
Ethanol	736	—
Distrillers grain	94	—
Total	$3,000	$—

	December 31, 2006	September 30, 2006
	(unaudited)	(unaudited)
Land	1,701	1,460
Buildings	5,577	—
Process equipment	42,491	—
Office equipment	527	324
Construction in process	78,009	38,156
	128,305	39,940
Accumulated depreciation	(878)	(31)
Property and equipment, net	127,427	39,909

4:   Long Term Debt

Long-term debt consists of the following at December 31, 2006 and September 30, 2006 (in thousands):

	December 31, 2006	September 30, 2006

Subordinate Exempt Facilities Revenue Bonds	$7,000	$7,000

Term commitment, revolving term loan with a quarterly commitment reduction of $750,000 starting September 1, 2011, with the balance due on June 1, 2013 bearing interest at 7.708%	6,750	—

Term commitment, revolving term loan with a quarterly commitment reduction of $750,000 starting May 1, 2007, with the balance due on June 1, 2013 bearing interest at 8.0%	34,250	—

	48,000	7,000
Less amounts due within one year	(3,000)

Long-term debt	$45,000	$7,000

The estimated maturities of long-term debt at December 31, 2006 are as follows (in thousands):

2007	$2,250
2008	3,000
2009	3,000
2010	815
2011	5,315
Thereafter	30,620

Total long-term debt	$48,000

Term notes are secured by a first mortgage lien in favor of CoBank, ACB covering real property owned by HGF, together with a security interest in favor of covering substantially all personal property owned by HGF, including receivables, inventories and equipment subject to perfected security interests.  HGF also has an equity investment of approximately $500,000 in CoBank, ACB at December 31, 2005, which is held by CoBank, ACB as additional collateral.

Restrictive covenants in the loan agreements provide for, among other things, (1) restrictions on incurring additional indebtedness, (2) restrictions on the ability to mortgage, pledge, assign or grant security interest in any assets to any other party, (3) minimum working capital balances of at least $3.5 million, except that in determining current assets, any available commitment not considered due in the next year may be included, (4) minimum net worth balances of at least $12.5 million, and (5) restrictions on scheduled payments made to lessors during each fiscal year.

The Company has $7.0 million of Subordinate Exempt Facilities Revenue Bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan agreement is collateralized by the Nebraska plant assets.

The Company has agreed to repay the loan by making loan payments to the issuer in an amount equal to the aggregate principal amount of the loan from time to time outstanding, and the premium, if any, and interest thereon at maturity, upon redemption, upon acceleration, or when otherwise payable. The Company’s obligation to make the loan payments under the loan and trust agreement is evidenced by its execution and delivery of a promissory note. The Company’s repayment of the loan and the security for the loan are subordinate to the Company’s senior loan and credit facility. Annual principal payments of $815,000 are required starting in December 2010 through December 2016, with the remainder due December 2017.

5.   Debt Financing

On February 17, 2006, the Company entered into a $79.5 million loan agreement with CoBank, a lending institution, consisting of a $58.5 million term loan and a $21.0 million revolving term loan. In addition, the Company also received a $5.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions. The loan agreement is collateralized by substantially all the assets of the Company. As of December 31, 2006, the Company has not drawn on these loans.

The Company has assigned all rights and obligations under its loan agreements to ABE Fairmont. Immediately following such assignment, the agreements were amended to extend the period during which ABE Fairmont may draw down funds, to shorten the period for repayment and to extend the period during which a prepayment fee would be owed.

The term loan has interest rate options of a base rate plus one-half percent, a fixed rate quoted by the lender or LIBOR plus 3.4% per annum. Advances are available until May 1, 2007 with principal payments to commence on December 20, 2007 and quarterly thereafter with any remaining balance due on September 20, 2014 at the latest.

The revolving loan has interest rate options of a base rate plus one-half percent, a fixed rate quoted by the lender or LIBOR plus 3.4% per annum. The Company is required to pay a commitment fee on the daily unused portion of the commitment at a rate of .0625% per annum. The loan is effective through March 1, 2017.

The revolving credit facility has interest rate options of a base rate, a fixed rate quoted by the lender or LIBOR plus 3.1% per annum. The Company is required to pay a commitment fee on the daily unused portion of the commitment at a rate of .25% per annum. The loan is effective through March 1, 2008.

Effective November 20, 2006, ABE Fairmont also entered into additional loan agreements, the effect of which is to provide an additional $6.5 million term loan and an additional $4.0 million revolving term loan for construction of the Nebraska plant. The loan must be repaid in full on June 1, 2009.

ABE Fairmont may select a rate of interest at CoBank’s announced base rate plus 0.5%, a fixed rate to be quoted by CoBank, or at LIBOR plus 3.4% per annum.

ABE Fairmont may select a rate of interest for the revolving credit facility at CoBank’s announced base rate, a fixed rate to be quoted by CoBank, or at LIBOR plus 3.1% per annum.

CoBank is only obligated to lend the funds for construction if certain conditions are satisfied. These conditions include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts and a process/yield guarantee from the design engineer and contractor acceptable to CoBank, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of at least $49.1 million of equity (less any tax increment financial proceeds and the proceeds the Company receives from the sale of subordinate exempt facilities revenue bonds issued by Fillmore County, Nebraska) and the delivery of attorney opinions.

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

While the credit facilities are outstanding, ABE Fairmont will be subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. After the construction phase, ABE Fairmont will not be allowed to make capital expenditures of more than $600,000 without prior approval. ABE Fairmont is also prohibited from making distributions except for each fiscal year commencing with the fiscal year ending September 30, 2007, ABE Fairmont may make a distribution of 50% of ABE Fairmont’s net profit for the applicable fiscal year if (i) the lender has received audited financial statements for the applicable fiscal year and (ii) ABE Fairmont has made the required additional cash flow payment for the fiscal year. ABE Fairmont must also be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the Company.

6.   Major customer and Commitments

HGF also entered into a marketing agreement with Aventine, where Aventine  is required to purchase all of the ethanol produced at HGF’s South Dakota plants at a price per gallon determined through a pooling of HGF’s and other producers’ ethanol that is sold by Aventine to third parties, less a commission based on the net pooled price.  Sales for the three months ended

December 31, 2006 and 2005 were approximately $16.4 million and none, respectively.  Related accounts receivable as of  December 31, 2006 and 2005 was approximately $2.8 million and none, respectively. HGF is a party to a by-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds will market locally the sale of ethanol co-products produced at HGF’s plants to third parties for an agreed-upon commission.

HGF also entered into a grain origination agreement with South Dakota Wheat Growers Association to supply HGF with its corn requirements. The grain origination agreement was negotiated in connection with the first purchase agreement and may or may not be as favorable to HGF.  Purchases for three months ended December 31, 2006 and 2005 were approximately $10.8 million and none, respectively. Related accounts payable as of  December 31, 2006 and 2005 was approximately $1.3 million and none, respectively.

This ethanol marketing agreement will expire on November 30, 2008; however, the agreement automatically renew for successive one-year term unless terminated by either party upon one year’s prior written notice.

7.   Risk management

The Company’s activities expose it to a variety of market risks, including the effects of changes in commodity prices and interest rates.  These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program.  The Company’s risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.

The manufacturing of the Company’s products requires substantial purchases of corn. Price fluctuations in commodities cause firm commitments to purchase the commodities to develop unrealized appreciation or depreciation when compared with current commodity prices and actual cash outlays for the purchase of the commodities differ from anticipated cash outlays.

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts to reduce it net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and uses exchange traded futures contracts to reduce price risk.  Exchange-traded futures contracts are valued at market price.  Changes in market price are recorded in cost of goods sold or revenues.  At December 31, 2006 and September 30, 2006 net unrealized gains of $1.9 million and none, respectively, are classified as derivative financial instruments on the balance sheets. Net realized and unrealized gains (losses) for the three months ended December 31, 2006 and 2005 included in revenue were $250,000 and none, and amounts included in cost of goods sold were $6.5 million and none, respectively.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended and, therefore, and not marked to market in the Company’s financial statements.

8. Subsequent Event

On February 7, 2007, ABE Northfield, LLC, our wholly owned subsidiary, entered into a lump-sum design-build agreement with Fagen, Inc. that sets forth the terms on which Fagen will construct a 100 million gallons per year dry mill corn-processing ethanol plant to be located near Northfield, Minnesota.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

Information regarding forward-looking statements

The following discussion contains certain forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements below and in the other documents that we file with the Securities Exchange Commission, such as our Annual Report on Form 10-KSB for the year ended September 30, 2006 and our proposed registered securities offering on Form SB-2 (Registration Statement 333-137299) filed on February 7, 2007. As of the date of this form 10QSB the Company’s SB-2 Registration Statement (Registration No. 333-137299) has not been declared effective by the Securities and Exchange Commission. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

EXECUTIVE OVERVIEW

Business

We are a Delaware limited liability company formed on January 4, 2005 for the purpose of constructing and operating plants to produce ethanol and distillers grains, as well as to operate other related bio-fuel businesses.  Since we only recently became operational as a result of our acquisition of Heartland Grain Fuels, LP (“HGF”) (see Note 2 to our Condensed Consolidated Financial Statements), we do not yet have comparable income, production and sales data for the three months ended December 31, 2006. Accordingly, we do not provide a comprehensive comparison of our financial results between reporting periods in this 10QSB.  If you undertake your own comparison of the first three months of fiscal 2007, it is important that you keep this in mind.

We are currently constructing a 100 million gallons per year dry mill corn-processing ethanol plant near Fairmont, Nebraska, known as the Nebraska plant. We are also planning to construct a 100 million gallons per year dry mill corn-processing ethanol plant to be located near Argos, Indiana, known as the Indiana plant, a 100 million gallons per year dry mill corn-processing ethanol plant to be located near Northfield, Minnesota, known as the Minnesota plant and a 40 million gallons per year dry mill corn-processing ethanol plant expansion in Aberdeen, South Dakota, known as the Aberdeen plant expansion. We do not expect to generate any revenue from a plant until that plant is completely constructed and operational.

Acquisition of Heartland Grain Fuels, LP (HGF)

On November 8, 2006, we closed on the acquisition of approximately 53% of the ownership interests in HGF, and we have agreed to purchase the balance of such interests, subject to certain closing conditions. HGF owns two existing ethanol plants, the Aberdeen and Huron plants, and plans to expand the Aberdeen plant.

HGF owns and operates a nine million gallons per year dry mill corn-processing ethanol plant in Aberdeen, South Dakota, known as the Aberdeen plant, and a 30 million gallons per year dry mill corn-processing ethanol plant in Huron, South Dakota, known as the Huron plant. HGF has an ethanol plant with production capacity of 40 million gallons per year under construction in Aberdeen, South Dakota, adjacent to its existing plant. As of February 7, 2007, soil sub-surface stabilization had begun at the expansion site, existing structures have been relocated to accommodate the expanded facilities, land has been acquired for the expansion and utilities have been installed. The Aberdeen plant expansion is expected to be complete during the first calendar quarter of 2008.

Based on current production capacity, HGF anticipates that the Aberdeen and Huron plants will need approximately 3.3 million and 11.1 million bushels of corn per year, respectively, for the production of ethanol. HGF will need an additional 14.8 million bushels of corn per year upon completion of the Aberdeen plant expansion. HGF has entered into a grain origination agreement with South Dakota Wheat Growers to provide this corn.

HGF sells the ethanol it produces to Aventine Renewable Energy, Inc. (“Aventine”) pursuant to an ethanol marketing agreement. Under the terms of this agreement, Aventine is required to purchase all of the ethanol produced at HGF’s South Dakota plants at a price per gallon determined through a pooling of HGF’s and other producers’ ethanol that is sold by Aventine to third parties, less a commission based on the net pooled price. This ethanol marketing agreement will expire on November 30, 2008; however, the agreement automatically renews for successive one-year terms unless terminated by either party upon one year’s prior written notice. Aventine distributes HGF’s ethanol by truck and rail.

HGF is a party to a by-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds will market locally the sale of ethanol co-products produced at HGF’s plants to third parties for an agreed-upon commission. Dakotaland Feeds distributes HGF’s ethanol co-products by truck.

Nebraska Plant

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

Aberdeen Plant Expansion

Based upon engineering specifications produced by ICM, the Aberdeen plant expansion will annually consume approximately 14.8 million bushels of corn and annually produce approximately 40 million gallons of fuel grade ethanol and  128,000 tons of distillers grains for animal feed. We currently estimate that construction will be completed by the first quarter of 2008, which assumes we successfully complete the Company’s proposed offering as filed with the Securities and Exchange Commission on Form SB-2 (Registration No. 333-137299) and obtain our debt financing, and all necessary permits, to complete the construction of the Aberdeen plant expansion.

We expect the Aberdeen plant expansion will cost approximately $78.0 million to complete. This includes start-up costs, working capital and interest. We will generate no revenue from the Aberdeen plant expansion until construction is completed.  This 10-QSB should be read in conjunction with the Company’s proposed offering as filed with the Securities and Exchange Commission on Form SB-2 (Registration No. 333-137299) Registration Statement as amended.

Indiana Plant

Based upon engineering specifications produced by ICM, the Indiana plant will annually consume approximately 36 million bushels of corn and annually produce approximately 110 million gallons of fuel grade ethanol and 321,000 tons of distillers grains for animal feed. We currently estimate that it will take 16 months from the date that we begin construction, which assumes we successfully complete the Company’s proposed offering as filed with the Securities and Exchange Commission on Form SB-2 (Registration No. 333-137299) and obtain our debt financing, and all necessary permits, to complete the construction of the Indiana plant.

We expect the Indiana plant will cost approximately $175.0 million to complete. This includes start-up costs, working capital and interest. We are still in the development phase, and until the proposed Indiana plant is operational, we will generate no revenue from the Indiana plant.  This 10-QSB should be read in conjunction with the Company’s Form SB-2 Registration Statement as amended.

Minnesota Plant

Based upon engineering specifications, the Minnesota plant will annually consume approximately 36 million bushels of corn and annually produce approximately 100 million gallons of fuel grade ethanol and 321,000 tons of distillers grains for animal feed. We currently estimate that it will take 14 to 16 months from the date that we begin construction, which assumes we successfully complete the Company’s proposed offering as filed with the Securities and Exchange Commission on Form SB-2 (Registration No. 333-137299) and obtain our additional equity and debt financing, and all necessary permits, to complete the construction of the Minnesota plant. We expect the Minnesota plant will cost approximately $122.5 million to construct and have not yet determined the start-up costs for the Minnesota plant. We are still in the early planning phase, and until the proposed Minnesota plant is operational, we will generate no revenue from the Minnesota plant.

Future Plants

In the future, we may explore the possibility of developing and building, or acquiring, one or more additional ethanol plants, or we may choose to enter other bio-fuel businesses. If we decide to take advantage of one or more of these opportunities, we may use a portion of the equity from this offering, or we may issue additional equity, which could dilute outstanding. Additionally, we may incur additional significant debt obligations in order to fund new construction or acquisitions. Any proposed additional plants or businesses may also impose substantial additional demands on the time and attention of our directors and officers. If we decide to build or acquire one or more additional plants or enter into other biofuel businesses, we may not be successful, which could lead to a decline in our profitability.

Selected Proforma Financial Data

The following unaudited pro forma condensed consolidated statements of income for the periods presented are based on the historical financial statements of Advanced BioEnergy and Heartland Grain Fuels. The unaudited pro forma consolidated financial statements give effect to the acquistion which closed on November 8, 2006. The unaudited pro forma consolidated financial statements have been prepared using the purchase method of accounting as if the transaction had been completed as of the beginning of the periods presented for purposes of the combined consolidated statements of income.

	Proforma
	Three Months Ended December 31,
	2006	2005
	(unaudited)	(unaudited)

(In thousands)
Net sales	$18,596	$9,263
Gross profit	9,098	1,028
Gross profit%	48.9%	11.1%
Selling, general and administrative	2,620	543
Net Income	$5,283	$14

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Net sales

Sales for the three months ended December 31, 2006 were $18.6 million, compared to $9.3 million for the three months ended December 31, 2005, an increase of $9.3 million or 107%. The increase in sales was primarily the result of increased production at the Huron plant during the three months ended December 31, 2006 as a result of the expansion. The Huron expansion was completed in August 2006 and resulted in an increase to 30 million gallons from 12 million gallons. During the same period ethanol prices were approximately $0.33 cents per gallon higher during the first three months of 2006 compared to the same period in 2005.

Sales from co-products increased $0.7 million, or 74%, to $1.7 million for the three months ended December 31, 2006 from $1.0 million for the three months ended December 31, 2005. The increase in co-product sales was primarily the result of the Huron expansion. The selling price of co-product sales was effected by the weaker livestock protein feed market due to an excess supply of soybean co-products which off-set the increase sales volume.

Gross profit

Gross profit for three months ended December 31, 2006 was $9.1 million, compared to $1.0 million for the three months ended December 31, 2005, an increase of $8.1 million or 785%.  The increase is primarily due to the realized and unrealized gains of $6.3 million resulting from the Company’s derivative financial instruments. Ethanol prices increased $0.33 for the period ending December 31, 2006 compared to the same period in 2005, which added the gross profit figure as well.

Corn costs increased $7.1 million, or 192%, to $10.8 million for the three months ended December 31, 2006 from $3.7 million for the three months ended December 31, 2005. Corn costs represented 68.0% of cost of sales for the three months ended December 31, 2006 and 48.3% of cost of sales for the three months ended December 31, 2005. The increase in corn costs was due to an increase in number and bushels purchased as a result of the Huron expansion, as well as the fact that average corn costs increased $1.36 per bushel for the first three months of 2006 compared to the same period in 2005.

Natural gas costs remained relatively flat when comparing 2006 to 2005.  Those costs were $2.3 million and accounted for 15% of costs of sales for the three months ended December 31, 2006 and were $2.3 million and 29% of cost of sales for the three months ended December 31, 2005.  Even though our natural gas volume increased due to the Huron expansion, that was offset entirely by a lower cost per therm of natural gas in 2006 compared to 2005.

The remaining $0.7 million increase in cost of sales was largely due to increased depreciation, wages and benefits and denaturant costs in 2006 when compared to 2005 due primarily to the expansion of the Huron plant.

Selling, General, and Administration

Selling, general, and administration expenses increased approximately 2,077 million for the three months ended December 31,2006 due to compensation expense of approximately .9 million related to units issued resulting from consulting agreements entered into the connection with the HGF acquisition. The remaining increase was due to additional resources and related costs that ABE incurred from acquisition and continued increase in the HGF employee count.

PLAN OF OPERATION THROUGH DECEMBER 2007

We expect to spend the period of time concluding in December 2007 focused primarily on operation of HGF’s Aberdeen and Huron plants, as well as expansion of the Aberdeen plant, plant construction for the Nebraska plant, project capitalization, site development and plant construction for the Indiana plant, and project capitalization and site acquisition and development for the Minnesota plant.

We believe we have sufficient cash on hand to cover all costs associated with construction of the Nebraska plant, including, but not limited to, site development, utilities, construction and equipment acquisition. We will need to raise additional debt and equity to make significant progress on our other goals.

As of February 11, 2007, the Company (including HGF) has 55 full-time employees and 1 part-time employee and anticipates adding approximately 43 additional employees in connection with the commencement of operations at the Nebraska plant in September 2007. We also plan to hire additional employees as our company expands.

Debt Financing for the Aberdeen Plant Expansion

In the event HGF requires additional liquidity in order to continue to fund the expansion of its Aberdeen facility prior to our obtaining proceeds from the offering or completion of our acquisition of HGF, our wholly owned subsidiary, HGF Acquisition, has obtained a commitment from Kruse Investments for a $5 million loan due July 1, 2007 and secured by all of the ownership interests in HGF owned by HGF Acquisition. Dakota Fuels, the general partner of HGF, and the senior lender to HGF have agreed to permit HGF to borrow, and HGF Acquisition has agreed to loan the $5 million obtained from the loan from Kruse Investments, on an unsecured basis, subordinate to Dakota Fuels and the senior lender to HGF.

We intend to use a portion of our proceeds from our proposed registered securities offering on Form SB-2 (Registration Statement 333-137299) filed on February 7, 2007 to repay this loan. As of the date of this form 10QSB the Company’s SB-2 Registration Statement (Registration No. 333-137299) has not been declared effective by the Securities and Exchange Commission.

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

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum—especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the existing South Dakota plants or the ethanol plants we are proposing to build into plants that will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we have total assets of approximately $184.8 million consisting primarily of cash, prepaid expenses, deferred offering and financing costs and construction in progress. We have current liabilities of approximately $33.3 million consisting primarily of our accounts payable and derivative Financial Instruments and long-term debt of approximately $45 million consisting of our tax-exempt and subordinated bonds and other debt financing. Since our inception through December 31, 2006 we have retained earnings of approximately $2.6 million. Total members’ equity as of December 31, 2006 was approximately $98.3 million. Prior to the acquisition of HGF, the Company was a development stage company. Prior to this most recent quarter , we have generated no revenue from operations. For the period from inception to September 30, 2006, we had a net loss of approximately $2.0 million, primarily due to start-up business costs and related professional fees.

Based on our business plan and current construction cost estimates, we believe the Nebraska plant will cost approximately $151.6 million to construct and start operations, the Indiana plant will cost approximately $175.0 million to construct and start operations and the Aberdeen plant expansion will cost approximately $78.0 million to construct and start operations. We believe the Minnesota plant will cost approximately $122.5 million to construct. We have not yet determined the construction and start-up costs for the Minnesota plant. We believe we have sufficient equity, debt financing, government incentives and grants to complete the Nebraska plant. We expect to require significant equity and debt financing to complete the Indiana and Minnesota plants and Aberdeen plant expansion.

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

Tax Increment Financing for the Nebraska Plant

We are seeking net proceeds of approximately $5.3 million in tax increment financing from the Village of Fairmont, Nebraska. Tax increment financing is a program created by state statute that provides city councils the power to use all of the real property tax resulting from the increase in taxable valuation due to the construction of new industrial or commercial facilities to provide economic incentives. We obtained approval from the city council of the Village of Fairmont of the redevelopment agreement in February 2006 and we anticipate that closing of the tax increment financing will occur in February 2007. However, there is no guarantee that we will obtain tax increment financing or that if we do it will be in the amount currently anticipated.

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

INTEREST RATE RISK

Our earnings in the future may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. Our outstanding subordinated exempt facilities revenue bonds carry a fixed rate of interest. As of December 31, 2006, we had no floating rate indebtedness. We have not contracted for any derivative financial instruments. We have no international sales. Substantially all of our purchases are denominated in U.S. dollars.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.

Revenue Recognition

Revenue from the production of ethanol and its co-products is recorded when title transfers to customers. Ethanol and its co-products are generally shipped FOB from the Company’s plants. In accordance with the Company’s marketing agreements, sales are recorded net of commissions retained at the time payment is remitted.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under SFAS No. 133 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, the Company’s forward contracts related to the purchase of corn and natural gas are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of SFAS No. 133.

Subsequent to our seed capital offering, our original two members received compensation in the form of restricted equity units valued at $1.25 million (equivalent to $10 per unit) for their efforts in developing the Nebraska plant. The restriction will be removed as services are provided and selected milestones are achieved. The earned portion of the $1.25 million is being expensed as start-up expenses. As of December 31, 2006, $1,071,429 had been earned and expensed with the remaining $178,571 included in unearned compensation.

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

ITEM 3.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.	Description	Method of Filing
2.1

Partnership Interest Purchase Agreement with HGF Acquisition, LLC, Aventine Renewable Energy, Inc., Dakota Fuels, Inc., South Dakota Wheat Growers Association, Heartland Producers, LLC, and Heartland Grain Fuels, L.P. dated as of November 7, 2006

Incorporated by Reference (1)

2.2

Partnership Interest and Stock Purchase Agreement with HGF Acquisition, LLC, Heartland Grain Fuels, L.P, Heartland Producers, LLC, South Dakota Wheat Growers Association and Dakota Fuels, Inc. dated as of November 7, 2006

Incorporated by Reference (2)

3.1	Certificate of Formation	Incorporated by Reference (3)

3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated by Reference (4)

10.1	Letter of Intent with ICM, Inc. dated December 19, 2006*	Incorporated by Reference (5)

10.2	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006	Incorporated by Reference (6)

10.3	Employment Agreement with Richard Peterson dated October 17, 2006	Incorporated by Reference (7)

10.4	Restricted Unit Agreement with Stephenson Holdings, Inc. dated November 7, 2006	Incorporated by Reference (8)

10.5	Restricted Unit Agreement with Gales Holdings, Inc. dated November 7, 2006	Incorporated by Reference (9)

10.6	South Dakota Grain Fuels. L.P. Agreement of Limited Partnership dated August 27, 1991	Incorporated by Reference (10)

10.7	Amendment to the Agreement of Limited Partnership of Heartland Grain Fuels, L.P. dated November 8, 2006	Incorporated by Reference (11)

10.8	Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by Reference (12)

10.9	Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by Reference (13)

10.10	Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by Reference (14)

10.11	Amendment to the Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by Reference (15)

10.12	Amendment to the Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by Reference (16)

10.13	Administrative Agency Agreement among Farm Credit Services of America, FLCA, CoBank, ACB and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by Reference (17)

10.14	Ethanol Marketing Agreement between Heartland Grain Fuels, L.P. and Williams Ethanol Services, Inc. dated November 30, 2000, as amended*	Incorporated by Reference (18)

10.15	By-Product Marketing Agreement between Heartland Grain Fuels L.P. and Dakotaland Feeds, LLC dated February 1, 2001*	Incorporated by Reference (19)

10.16	Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006*	Incorporated by Reference (20)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

*                    Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the Commission.

(1)             Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(2)             Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(3)             Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-125335), filed with the Commission on May 23, 2005.

(4)             Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-125335), filed with the Commission on February 10, 2006.

(5)             Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2006 (File No. 333-125335).

(6)             Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(7)             Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on November 9, 2006 (File No. 333-125335).

(8)             Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2006 (File No. 333-125335).

(9)             Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2006 (File No. 333-125335).

(10)       Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-137299), filed with the Commission on February 6, 2007.

(11)       Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-137299), filed with the Commission on February 6, 2007.

(12)       Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(13)       Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(14)       Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(15)       Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(16)       Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(17)       Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(18)       Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-137299), filed with the Commission on February 6, 2007.

(19)       Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-137299), filed with the Commission on February 6, 2007.

(20)       Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-137299), filed with the Commission on February 6, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: February 14, 2007	By:	/s/ Revis L Stephenson III
Revis L. Stephenson III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2007	By:	/s/ Richard Peterson
Richard Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1

Partnership Interest Purchase Agreement with HGF Acquisition, LLC, Aventine Renewable Energy, Inc., Dakota Fuels, Inc., South Dakota Wheat Growers Association, Heartland Producers, LLC, and Heartland Grain Fuels, L.P. dated as of November 7, 2006

Incorporated by Reference

2.2

Partnership Interest and Stock Purchase Agreement with HGF Acquisition, LLC, Heartland Grain Fuels, L.P, Heartland Producers, LLC, South Dakota Wheat Growers Association and Dakota Fuels, Inc. dated as of November 7, 2006

Incorporated by Reference

3.1	Certificate of Formation	Incorporated by Reference

3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated by Reference

10.1	Letter of Intent with ICM, Inc. dated December 19, 2006*	Incorporated by Reference

10.2	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006	Incorporated by Reference

10.3	Employment Agreement with Richard Peterson dated October 17, 2006	Incorporated by Reference

10.4	Restricted Unit Agreement with Stephenson Holdings, Inc. dated November 7, 2006	Incorporated by Reference

10.5	Restricted Unit Agreement with Gales Holdings, Inc. dated November 7, 2006	Incorporated by Reference

10.6	South Dakota Grain Fuels. L.P. Agreement of Limited Partnership dated August 27, 1991	Incorporated by Reference

10.7	Amendment to the Agreement of Limited Partnership of Heartland Grain Fuels, L.P. dated November 8, 2006	Incorporated by Reference

10.8	Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by Reference

10.9	Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by Reference

10.10	Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by Reference

10.11	Amendment to the Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by Reference

10.12	Amendment to the Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by Reference

10.13	Administrative Agency Agreement among Farm Credit Services of America, FLCA, CoBank, ACB and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by Reference

10.14	Ethanol Marketing Agreement between Heartland Grain Fuels, L.P. and Williams Ethanol Services, Inc. dated November 30, 2000, as amended*	Incorporated by Reference

10.15	By-Product Marketing Agreement between Heartland Grain Fuels L.P. and Dakotaland Feeds, LLC dated February 1, 2001*	Incorporated by Reference

10.16	Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006*	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

*                    Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the Commission.