Form 10QSB/A
period 2006-12-31
Advanced BioEnergy, LLC
filed 2007-02-15
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:   DECEMBER 31, 2006

Commission File Number: 000-52421

ADVANCED BIOENERGY, LLC

(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	10201 Wayzata Boulevard, Suite 250	20-2281511
(State or Other Jurisdiction of	Minneapolis, Minnesota 55305	(I.R.S. Employer
Incorporation or Organization)	(763) 226-2701	Identification No.)
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
Index

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006 is being filed to correct typographical errors in the Company’s Notes to Financial Statements.  These amended items do not restate the Company’s consolidated financial statements previously filed in the Form 10-QSB.  This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures affected by subsequent events.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2006	September 30,
	(Unaudited)	2006
Assets
Current Assets
Cash and cash equivalents	$7,763	$10,814
Accounts Receivable:
Trade accounts receivables	3,286	—
Due from broker	5,995	—
Other	257	152
Inventories	3,000	—
Derivative financial instruments	6,121	—
Prepaid expenses	481	130
Total current assets	26,903	11,096

Other Assets
Restricted cash held in escrow	7,848	—
Cash held for plant construction	—	32,500
Financing and deferred offering costs, net	1,584	1,220
Investments	633	—
Intangible	2,812	2,812
Goodwill	15,925	—
Other assets	329	66
Property and equipment , net	127,427	39,909
Total Assets	$183,461	$87,603

	December 31,
	2006	September 30,
	(Unaudited)	2006
Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$23,843	$15,681
Accrued expenses	819	372
Derivative financial instruments	4,257	—
Current portion of long-term debt	2,250	—
Total current liabilities	31,169	16,053

Long-term debt	45,750	7,000
Minority Interest	8,233	—

Members’ Equity
Members’ capital, no par value, authorized 20,000,000
Units, 8,613,481 and 7,165,600 units outstanding at
December 31, 2006 and September 30, 2006, respectively.	95,852	66,821
Retained earnings (deficit)	2,635	(2,033)
Deferred compensation	(178)	(238)

Total Liabilities and Members’ Equity	$183,461	$87,603

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

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity

For the period from September 30, 2006 to December 31, 2006

	Members' Capital	Retained Earnings (Deficit)	Deferred Compensation	Total Members' Equity

MEMBERS' EQUITY - September 30, 2006	$66,821	$(2,033)	$(238)	$64,550

Issuance of 1,403,031 membership units, of which 50,857 units are held in escrow	28,061	—	—	28,061

Issuance of 44,850 membership units for services	897	—	—	897

Amortization of unearned compensation	—	—	60	60

Unit compensation expense	73	—	—	73

Net income	—	$4,668	—	4,668

MEMBERS' EQUITY - December 31, 2006	$95,852	$2,635	$(178)	$98,309

See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
	2006	2005
	(Dollars in Thousands)
Cash Flows from Operating Activities
Net income (loss)	$4,668	$(354)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	847	3
Services exchanged for membership units	897	—
Consulting services exchanged for membership units	60	208
Unit compensation expense	73	—
Unrealized gain on derivative financial instruments	(1,561)	—
Minority Interest of net income of subsidiary	375	—
Changes in working capital components net of effects of acquisition of Heartland Grain Fuels, L.P
(Increase)
Receivables	(6,669)	3
Inventories	(1,098)	—
Prepaid Expenses	(219)	15
Decrease
Accounts payable	(96)	(124)
Accrued expenses	(569)	19
Net cash (used in) operating activities	(3,292)	(230)
Cash Flows from investing Activities
Purchase of land options and deposits	(263)	—
Purchase of Heartland Grain Fuels, LP, net of cash required	(6,924)
Purchase of property and equipment	(3,149)	(121)
Payments for construction in progress	(25,043)
Decrease in cash for plant construction and cash held in escrow	32,446	—
Net used in investing activities	(2,933)	(121)
Cash Flows from financing activities
Proceeds from long-term debt	3,448	—
Payment of deferred offering and financing costs	(274)	(188)
Net cash provided by (used in) financing activities	3,174	(188)
Net (decrease) in cash and cash equivalents	(3,051)	(539)
Cash and Cash Equivalents
Beginning	10,814	894
Ending	$7,763	$355

Supplemental Disclosure of Non Cash Investing and Financing Actvities
Accounts payable incurred for deferred offering and financing costs	$335	$64
Membership units issued for acquisition of assets	$28,061
Accounts payable incurred for construction in process	$18,483	$129
Financing costs amortized to construction in progress	$47
Land options applied to land purchases		$20
Land acquired through issuance of notes payable		$1,271
Deposit transferred to deferred offering and financing costs		$25
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, including interest capitalized of $118	$794

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

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers.  Ethanol and related products are generally shipped free on board (FOB) shipping point.  Collectibility of revenue is reasonably assured based on historical evidence of collectibility between the Company and its customers.  Interest income is recognized as earned.  Shipping costs billed to customers are included in gross revenue and cost of sales.

In accordance with the Company’s agreements for the maketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time payment is remitted to the company. Ethanol and related product sales are recorded, net of commissions of approximately $55,000 and none for the three months ended December 31, 2006 and 2005, respectively.

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

Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings.  The Company has net unrealized gains of $1.9 million related to derivative contracts recorded on the balance sheet as of December 31, 2006.  There were no derivative as of December 31, 2005.

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

The following table presents our consolidated results of operations on an unaudited proforma basis as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except share amounts):

	Three Months Ended December 31
	2006	2005
Revenues	$18,596	$9,263
Net income	$5,283	$14

Basic earnings per unit	$0.62	$0.01
Basic weighted average units outstanding	8,477,802	1,902,198
Diluted earnings per unit	$0.62	$0.01
Dilutive weighted average units outstanding	8,528,637	1,943,864

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

3.   Inventories

A summary of inventories at December 31, 2006 and September 30, 2006 is as follows (in thousands):

	December 31,	September 30,
	2006	2006
	(unaudited)
Supplies and parts	841	—
Chemicals	152	—
Work in process	1,177	—
Ethanol	736	—
Distrillers grain	94	—
Total	$3,000	$—

	December 31, 2006	September 30, 2006
	(unaudited)	(unaudited)
Land	1,701	1,460
Buildings	5,577	—
Process equipment	42,491	—
Office equipment	527	324
Construction in process	78,009	38,156
	128,305	39,940
Accumulated depreciation	(878)	(31)
Property and equipment, net	127,427	39,909

4:   Long Term Debt

Long-term debt consists of the following at December 31, 2006 and September 30, 2006 (in thousands):

	December 31, 2006	September 30, 2006

Subordinate Exempt Facilities Revenue Bonds	$7,000	$7,000

Term commitment, revolving term loan with a quarterly commitment reduction of $750,000 starting September 1, 2011, with the balance due on June 1, 2013 bearing interest at 7.708%	6,750	—

Term commitment, revolving term loan with a quarterly commitment reduction of $750,000 starting May 1, 2007, with the balance due on June 1, 2013 bearing interest at 8.0%	34,250	—

	48,000	7,000
Less amounts due within one year	(2,250)

Long-term debt	$45,750	$7,000

The estimated maturities of long-term debt at December 31, 2006 are as follows (in thousands):

2007	$2,250
2008	3,000
2009	3,000
2010	3,815
2011	5,315
Thereafter	30,620

Total long-term debt	$48,000

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts to reduce it net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and uses exchange traded futures contracts to reduce price risk.  Exchange-traded futures contracts are valued at market price.  Changes in market price are recorded in cost of goods sold or revenues.  At December 31, 2006 and September 30, 2006 net unrealized gains of $1.9 million and none, respectively, are classified as derivative financial instruments on the balance sheets. Net realized and unrealized gains (losses) for the three months ended December 31, 2006 and 2005 included in revenue were ($250,000) and none, and amounts included in cost of goods sold were $6.5 million and none, respectively.

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

Sales from co-products increased $0.7 million, or 74%, to $1.7 million for the three months ended December 31, 2006 from $1.0 million for the three months ended December 31, 2005. The increase in co-product sales was primarily the result of the Huron expansion. The selling price of co-product sales was effected by the weaker livestock protein feed market due to an excess supply of soybean co-products which off-set the increased sales volume.

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

Selling, General, and Administration

Selling, general, and administration expenses increased approximately 2.077 million for the three months ended December 31,2006 due to compensation expense of approximately .9 million related to units issued resulting from consulting agreements entered into in connection with the HGF acquisition. The remaining increase was due to additional resources and related costs that ABE incurred from the HGF acquisition and continued increase in employee count.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we have total assets of approximately $183.5 million. We have current liabilities of approximately $31.2 million consisting primarily of our accounts payable and derivative Financial Instruments and long-term debt of approximately $45.8 million consisting of our tax-exempt and subordinated bonds and other debt financing. Since our inception through December 31, 2006 we have retained earnings of approximately $2.6 million. Total members’ equity as of December 31, 2006 was approximately $98.3 million. Prior to the acquisition of HGF, the Company was a development stage company. Prior to this most recent quarter , we have generated no revenue from operations. For the period from inception to September 30, 2006, we had a net loss of approximately $2.0 million, primarily due to start-up business costs and related professional fees.

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

ADVANCED BIOENERGY, LLC

Date: February 15, 2007	By:	/s/ Revis L Stephenson III
Revis L. Stephenson III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 15, 2007	By:	/s/ Richard Peterson
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