Form 10QSB
period 2007-03-31
Advanced BioEnergy, LLC
filed 2007-05-15
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

for the Quarterly Period Ended:   March 31, 2007

Commission File Number: 000-52421

ADVANCED BIOENERGY, LLC

(Exact name of Small Business Issuer as Specified in its Charter)

10201 Wayzata Boulevard, Suite 250
Minneapolis, Minnesota 55305
Delaware	(763) 226-2701	20-2281511
(State or Other Jurisdiction of Incorporation or Organization)	(Address, including zip code, and telephone number, including area code, of Principal Executive Offices)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

Indicate the number of units outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,842,028 membership units outstanding as of May 15, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

ADVANCED BIOENERGY, LLC

FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	March 31,	September 30,
	2007	2006
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,998	$10,814
Accounts Receivable:
Trade accounts receivable	3,958
Due from broker	6,848
Other	70	152
Inventories	2,310
Derivative financial instruments	4,896
Prepaid expenses	365	130
Total current assets	24,445	11,096

Other Assets
Restricted cash held in escrow	10,152
Cash held for plant construction		32,500
Financing and deferred offering costs, net	2,012	1,220
Investments	734
Goodwill	16,175	—
Intangibles	2,812	2,812
Other assets	303	66
Property and equipment, net	156,027	39,909
Total Assets	$212,660	$87,603

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$19,444	$15,681
Accrued expenses	741	372
Derivative financial instruments	13,088
Current portion of long-term debt	41,500
Total current liabilities	74,773	16,053

Deferred income	6,732
Long-term debt	35,653	7,000
Minority interest	8,738

Members’ Equity
Members’ capital, no par value, authorized 20,000,000 Units, 8,613,481 and 7,165,600 units outstanding at March 31, 2007 and September 30, 2006, respectively.	95,925	66,821
Retained deficit	(9,042)	(2,033)
Deferred compensation	(119)	(238)
Total Members’ Equity	86,764	64,550
Total Liabilities and Members’ Equity	$212,660	$87,603

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended		Six Months ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Net sales
Ethanol and related products	$8,630		18,867
Other	3,108		3,323	—
Total net sales	11,738	—	22,190	—

Cost of goods sold	20,791		23,565
Gross profit (loss)	(9,053)	—	(1,375)	—

Selling, general and administrative	1,828	411	4,344	758
Operating loss	(10,881)	(411)	(5,719)	(758)

Other income	—	1	—	13
Interest income	192	172	549	172
Interest expense	(483)	(30)	(959)	(49)
Net loss before minority interest	(11,172)	(268)	(6,129)	(622)
Minority interest	(505)		(880)
Net loss	$(11,677)	$(268)	$(7,009)	$(622)

Basic & diluted weighted average units outstanding	8,496,814	586,288	8,186,554	542,727
Loss per unit - basic and diluted	$(1.37)	$(0.46)	$(0.86)	$(1.15)

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Six Months Ended March 31, 2007

(Unaudited)

(Dollars in thousands)

		Retained	Deferred	Total Members’
	Members’ Capital	(Deficit)	Compensation	Equity

MEMBERS’ EQUITY - September 30, 2006	$66,821	$(2,033)	$(238)	$64,550

Issuance of 1,403,031 membership units, of which 50,857 units are held in escrow	28,061	—	—	28,061

Issuance of 44,850 membership units for services	897	—	—	897

Amortization of unearned compensation	—	—	119	119

Unit compensation expense	146	—	—	146

Net Income	—	(7,009)	—	(7,009)

MEMBERS’ EQUITY - March 31, 2007	$95,925	$(9,042)	$(119)	$86,764

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 31, 2007	March 31, 2006

Cash Flows from Operating Activities
Net loss	$(7,009)	$(622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,201	6
Consulting services exchanged for membership units		268
Unit compensation expense	265
Unrealized loss on derivative financial instruments	8,495
Minority interest of net income of subsidiary	880
Changes in working capital components net of effects of acquisition of HGF
Receivables	(8,008)
Inventories	(408)
Prepaid expenses	(103)	30
Accounts payable	(13,400)	(34)
Accrued expenses	(648)	50
Net cash used in operating activities	(17,735)	(302)
Cash Flows from Investing Activities
Purchase of land options and deposits	(240)	(70)
Purchase of other assets	(784)	(7)
Purchase of Heartland Grain Fuels, LP, net of cash required	(6,924)
Purchase of property and equipment		(530)
Payments for construction in progress	(49,324)	(43,000)
Decrease in cash for plant construction and cash held in escrow	31,333
Net cash used in investing activities	(25,939)	(43,607)
Cash Flows from Financing Activities
Proceeds from sale of membership units	897	60,363
Payments on short-term debt		(1,271)
Proceeds from long-term debt	37,961
Payment of deferred offering and financing costs		(295)
Net cash provided by financing activities	38,858	58,797
Net increase (decrease) in cash and cash equivalents	(4,816)	14,888
Beginning Cash and Cash Equivalents	10,814	894
Ending Cash and Cash Equivalents	$5,998	$15,782

Supplemental Disclosure of Non Cash Transactions
Accounts payable incurred for deferred offering and financing costs	$—	$431
Deferred income incurred for deposits and deferred offering costs	1,373
Membership units issued for acquisition of assets	28,061
Accounts payable incurred for construction in process	12,285	126
Financing costs amortized to construction in progress	76
Land options applied to land purchases	—	20
Land acquired through issuance of notes payable	—	1,271
Deposit transferred to deferred offering and financing costs	—	25
Unearned compensation provided as cost of raising capital	—	425,000
Deferred offering cost transferred to cost of raising capital		623,629
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, including interest capitalized of $1 million	$1,968	$—

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

1.   Organization and Significant Accounting Policies

The accompanying consolidated financial statements of Advanced BioEnergy, LLC (the “Company”) and its subsidiaries as of March 31, 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results for the fiscal year ending September 30, 2007. Certain previously reported amounts have been reclassified to conform to the current presentation format, with no impact on equity or net loss.

The financial statements include the accounts of the Company and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”), ABE Northfield, LLC, Indiana Renewable Fuels, LLC (“IRF”), HGF Acquisition, LLC and the majority interest in Heartland Grain Fuels LP (“HGF”). HGF is a Delaware limited partnership formed in 1991. ABE acquired a 53.315% ownership interest in HGF on November 8, 2006 (See Note 2). On May 14, 2007 the Company acquired the remaining partnership interest in HFG (the “Second Closing”), (See Note 8). All significant inter-company account balances and transactions have been eliminated. The operations of HGF have been included in the these financial statements from the time of the acquisition. Prior to the acquisition of HGF, the Company was a development stage company.

The Company was organized to build ethanol plants and undertake other biofuel projects. The Company currently operates a nine million gallons per year ethanol plant in Aberdeen, South Dakota and a thirty million gallons per year ethanol plant in Huron, South Dakota acquired in connection with the HGF acquisition. Construction of a 100 million gallons per year ethanol plant near Fairmont, Nebraska is under way and is expected to be completed in August 2007. A forty million gallons per year ethanol plant in Aberdeen, South Dakota is underway and is expected to be completed in December 2007. A 100 million gallon per year ethanol plant to be located near Argos, Indiana is in the design stage, and a 100 million gallon per year ethanol plant to be located near Northfield, Minnesota is in the development stage.

Restricted Cash Held in Escrow

In connection with the purchase of HGF, the cash portion of the Second Closing has been placed in escrow. Any interest income earned is being added to cash held in escrow.

Investments

The Company has equity investments interest in three private cooperatives in unrelated industries. The Company’s interest represents less than 20% of the ownership of such companies, and the Company has no financial obligations to such companies. The investments are being accounted for under the equity method of accounting and accordingly, unredeemed patronage dividends received in the form of capital stock or other equities are added to the investment, cash dividends are recognized as income when declared.

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

Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The Company has net unrealized losses of $8.2 million related to derivative contracts recorded on the balance sheet as of March 31, 2007. There were no derivatives as of September 30, 2006.

Goodwill

The Company records goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets”, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. No indicators of impairment were identified during the three months ended March 31, 2007.

Deferred Income

The Company recorded the net funds received from the Village of Fairmont Nebraska Tax Incremental Financing as deferred income and this deferred income will be amortized into income as property taxes are paid in the fiscal years ended September 2008 through 2021.

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers. Ethanol and related products are generally shipped free on board (FOB) shipping point. Collectibility of revenue is reasonably assured based on historical evidence of collectibility between the Company and its customers. Interest income is recognized as earned.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.. Commissions were approximately $689,000 for the six months ended March 31, 2007. No commissions were paid for the periods ending March 31, 2006.

Loss per Unit

Basic and diluted loss per unit are computed using the weighted-average number of vested units outstanding during the period. Unvested units and units held in escrow are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted loss per unit as their effect would be anti-dilutive for the periods ending March 31, 2007 and 2006.

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

2.   Acquisition of HGF

On November 8, 2006, the Company acquired 53.315% of the partnership interest in HGF. The results of HGF’s operations have been included in the consolidated financial statements since that date. HGF owns and operates a nine million gallons per year dry mill corn-processing ethanol plant in Aberdeen, South Dakota, and a thirty million gallons per year dry mill corn processing ethanol plant in Huron, South Dakota. On May 14, 2007 the Company acquired the remaining partnership interest in HGF (See Note 8).

The aggregate purchase price of the 53.315% interest in HGF was $37.4 million consisting primarily of $8.9 million in cash, the issuance of 1,403,031 units of ABE valued at $28.1 million or $20 per unit, and direct costs of the acquisition of $430,000. The $7.8 million cash payment and 1,228,547 units issuable for the HGF second closing, representing the remaining 46.685% interest in HGF, are held in escrow at March 31, 2007. There is no established market for the Company’s units. The per unit fair value for the units issued in the transaction was determined by the Company’s board of directors after consideration of various factors.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the unaudited consolidated statements of operations since the acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized. The allocation of any identifiable intangible assets, goodwill and other amounts of HGF has not been finalized and any required adjustments will be recorded as necessary when the information becomes available. The determination of the final amounts is subject to receipt of a third party appraisal and other factors.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

As of November 8, 2006
Cash acquired	$2,414
Current assets	5,052
Property and equipment	56,634
Other long-term assets	635
Restricted cash held in escrow	7,794
Goodwill	16,175

Total assets acquired	88,704
Current liabilities	(8,895)
Long-term debt	(34,552)
Minority interest	(7,858)

Fair value of assets and liabilities assumed and accrued, net	$37,399

The following table presents our consolidated results of operations on an unaudited proforma basis as if the acquisition had taken place at the beginning of the periods presented (in thousands, except share amounts):

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(in thousands, except per unit data)

Net sales	$11,378	$10,349	$30,334	$19,621

Gross profit (Loss)	(9,053)	1,449	45	2,383
Gross profit %	(77.1)%	14.0%	0.1%	12.1%
Selling, general and administrative	1,828	574	4,448	1,117
Net income (loss)	$(11,677)	$106	$(6,394)	$(135)

Income (loss) per Unit – Basic and Diluted	$(1.37)	$0.05	$(0.75)	$(0.07)

3.    Inventories and Property and Equipment

A summary of inventories at March 31, 2007 and September 30, 2006 is as follows (in thousands):

	March 31,	September 30,
	2007	2006
	(unaudited)
Supplies and parts	$892	—
Chemicals	182	—
Work in process	609	—
Ethanol	596	—
Distillers grain	31	—
Total	$2,310	$—

	March 31, 2007	September 30, 2006
	(unaudited)
Land	$1,736	$1,460
Buildings	19,176	—
Process equipment	29,432	—
Office equipment	436	324
Construction in process	107,478	38,156
	158,258	39,940
Accumulated depreciation	(2,231)	(31)
Property and equipment, net	$156,027	$39,909

The Company capitalizes interest expense as part of the cost of construction of its plants and equipment and will be depreciated over the life of the related assets. Capitalized interest totaled approximately $1.0 million for six months ended March 31, 2007.

4:    Long Term Debt & Financing

Long-term debt consists of the following at March 31, 2007 and September 30, 2006 (in thousands):

	Interest Rate	March 31, 2007	September 30 2006	Additional Financing Available at March, 31, 2007
Subordinate Exempt Facilities Bonds	6.75%	$7,000	$7,000	$—
HGF Term commitment, revolving term loan	7.7 – 8.0%	42,000	—
HGF Acquisition note payable	12%	4,000	—	1,000
ABE Fairmont term commitment	8.75%	24,153	—	64,935
ABE Seasonal line	8.75%	—	—	5,000
Total Outstanding		77,153	7,000	$70,935
Less: Amounts due within one year		(41,500)	—

Long-Term Debt		$35,653	$7,000

The estimated maturities of long-term debt on or before March 31, are as follows (in thousands):

2008	$41,500
2009	9,000
2010	9,000
2011	4,718
2012	3,065
Thereafter	9,870
Total long-term debt	$77,153

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Nebraska Plant

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

Senior Credit Facility for the South Dakota Plants

The Company has fully drawn on its two HGF Revolving Term loan facilities totaling $42 million. The loans are secured by a first mortgage lien in favor of CoBank, ACB covering real property owned by HGF, together with a security interest covering substantially all personal property owned by HGF, including receivables, inventories and equipment subject to perfected security interests in addition to a pledge equity investment of $581,000 in CoBank. The $6.8 million revolving term loan has quarterly commitment reductions of $750,000 starting September 1, 2011, with the balance due on June 1, 2013 bearing interest at 7.708%. The Company is required to pay the $35.2 million term loan in full or renogiate payment terms by January 20, 2008, bearing interest at 8.0%. Restrictive covenants in the loan agreements provide for, among other things, (1) restrictions on incurring additional indebtedness, (2) restrictions on the ability to mortgage, pledge, assign or grant security interest in any assets to any other party, (3) minimum working capital (4) minimum net worth balances and (5) restrictions on scheduled payments made to lessors during each fiscal year.

Loan From Kruse Investment Company

In February 2007, a wholly owned subsidiary, HGF Acquisition, LLC entered into a $5 million Credit Facility with Kruse Investment Company. At March 31, 2007, HGF Acquisition had drawn $4 million. All outstanding amounts accrue interest at 12%. Outstanding accrued interest and principal amounts are payable in full on March 1, 2008. HGF Acquisition, LLC pledged its equity interest in the Heartland Grain Fuels, L.P. and Dakota Fuels, Inc. as collateral. The facility requires HGF Acquisition, LLC to comply with all laws and pay relevant taxes and cannot sell, transfer or merge its assets.

Senior Credit Facility for the Nebraska Plant

Effective February 17, 2007, the Company entered into a loan agreement with Farm Credit establishing a senior credit facility with Farm Credit for the construction of a 100 million gallons per year ethanol plant. The construction financing is in the amount of $79.5 million consisting of a $58.5 million term loan, known as term loan A, and a $21.0 million revolving term loan, known as term loan B. Farm Credit also extended to the Company a $5.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which will not be effective until the Company begins operations at its Nebraska plant. Farm Credit has appointed CoBank, ACB, to serve as its agent with regard to these loans The Company assigned all its rights and obligations under the loan agreements described in the preceding paragraph to its wholly owned subsidiary, ABE Fairmont, LLC.

ABE Fairmont and Farm Credit also entered into additional loan agreements, the effect of which is to provide an additional $6.5 million term loan, known as term loan C, and an additional $4.0 million revolving term loan, known as term loan D for construction of the Nebraska plant. The terms and conditions of these loan agreements are substantially similar to those described above. The Company issued a letter of credit for the purchase of rail cars to Trinity Industries Leasing Company for $912,000, effectively reducing the financing available from Term Loan D.

The Company paid an origination fee of $397,500 to Farm Credit for term loan A. A commitment fee at a rate of 0.625% per annum is payable on a monthly basis on the unused portion of term loan B. For the grain inventory and futures revolving credit facility, the Company paid an origination fee of $12,500. A commitment fee of 0.25% per annum is payable on a monthly basis on the unused portion of the grain inventory and futures revolving credit facility. ABE Fairmont paid an origination fee of $72,500 to Farm Credit for term loan C. A commitment fee at a rate of 0.625% per annum is payable on a monthly basis on the unused portion of term loan D.

ABE Fairmont may select a rate of interest for each term loan at CoBank’s announced base rate plus 0.5%, a fixed rate to be quoted by CoBank or at LIBOR plus 3.4% per annum. ABE Fairmont may select a rate of interest for the grain inventory and futures revolving credit facility at CoBank’s announced base rate, a fixed rate to be quoted by CoBank or at LIBOR plus 3.1% per annum.

Farm Credit is only obligated to lend the funds for construction if certain conditions are satisfied. These conditions include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts and a process/yield guarantee from the design engineer and contractor acceptable to Farm Credit, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of at least $60.0 million of equity (less any tax increment financing proceeds and the proceeds the Company receives from the sale of subordinate exempt facilities revenue bonds issued by Fillmore County, Nebraska) and the delivery of attorney opinions.

ABE Fairmont must repay term loan A as follows: 25 equal quarterly installments of $2.3 million with the first installment due February 20, 2008 and the last installment due February 20, 2014, followed by a final installment in an amount equal to the remaining unpaid principal balance on May 20, 2014. For each fiscal year ending in 2007 through 2010, ABE Fairmont must pay an additional amount equal to the lesser of $6 million or 75% of its free cash flow, not to exceed $12 million in the aggregate for all of these cash flow payments.

On the earlier of March 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of term loan B in $5.0 million increments due every six months. ABE Fairmont will repay the grain inventory and futures revolving credit facility the earlier of March 1, 2008 or 12 months after the date on which ABE Fairmont borrows funds.

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

5. Major Customer and Commitments

HGF also entered into a marketing agreement with Aventine, where Aventine is required to purchase all of the ethanol produced at HGF’s South Dakota plants at a price per gallon determined through a pooling of HGF’s and other producers’ ethanol that is sold by Aventine to third parties, less a commission based on the net pooled price. Sales for the six months ended March 31, 2007 and 2006 were approximately $29.0 million and none, respectively. Related accounts receivable as of March 31, 2007 and September 30, 2006 were approximately $3.4 million and none, respectively. HGF is a party to a by-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds will market locally the sale of ethanol co-products produced at HGF’s plants to third parties for an agreed-upon commission.

HGF also entered into a grain origination agreement with South Dakota Wheat Growers Association to supply HGF with its corn requirements. The grain origination agreement was negotiated in connection with the first purchase agreement and may or may not be as favorable to HGF as a contract negotiated at arm’s length. Purchases for six months ended March 31, 2007 and 2006 were approximately $23.8 million and none, respectively. Related accounts payable as of March 31, 2007 and September 30, 2006 were approximately $148,500 and none, respectively.

This ethanol marketing agreement will expire on November 30, 2008; however, the agreement automatically renew for successive one-year term unless terminated by either party upon one year’s prior written notice.

6. Risk Management

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts and OTC futures options to reduce it net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and exchange traded futures contracts to reduce price risk. Exchange-traded futures contracts are valued at market price. Changes in market price are recorded in cost of goods sold or revenues. At March 31, 2007 and September 30, 2006 net unrealized losses of $8.2 million and none, respectively, are classified as derivative financial instruments on the balance sheets. Net realized and unrealized gains and losses offset revenues by $11.0 million and cost of goods sold by $6.1 million for the six months ended March 31, 2007. The Company did not enter into any exchange traded futures contracts in the six months ended March 31, 2006.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended and, therefore, and not marked to market in the Company’s financial statements. At March 31, 2007, the Company enterd into forward purchase contracts for the purchase of corn totaling approximately $24.4 million through December 2008 and the purchase of natural gas totaling $450,600 through October 2007.

7. Employee Benefit Plan

The Company has a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $18,300 to the plan in the six months ended March 31, 2007.

8. Subsequent Events

On April 20, 2007, we entered into a note purchase agreement with a third party which is an affiliate of an existing investor in the Company, pursuant to which we issued a $10 million 15% subordinated convertible promissory note. The Company also granted this third party a 40-day option to purchase an additional 15% subordinated convertible promissory note of up to $25 million. The notes will bear interest at 15% per annum compounded quarterly and will mature on the later of one year from the date of issue of the initial note or, if a follow on investment is made, one year from the date of the follow on investment. The Company may, at any time, prepay all or a portion of the unpaid principal and unpaid accrued interest of this convertible note without penalty. Any prepayment of this convertible note will be credited first against unpaid accrued interest, then principal. The third party may elect to convert the portion of principal to be prepaid into membership units. The principal and accrued but unpaid interest on the note are convertible into the Company’s membership units, at the lesser of (a) $16.00 per membership unit or (b) the price per membership unit which is equal to the lowest price per membership unit at which the Company sells membership units in any public or private offering during the period that the notes are outstanding. The proceeds of the initial $10 million note will be used for continuing construction of the Company’s Aberdeen expansion facility.

In the note purchase agreement, the Company’s board of directors will at its next annual meeting and thereafter as long as the third party owns a note or the membership units issued upon conversion, require each of the Company’s directors and executive officers to (a) recommend to the Company’s members at any annual meeting of the members at which directors are elected, the election of one nominee of the third party to the Company’s board, (b) vote the membership units owned or controlled at any time to elect the third party nominated person to the board, (c) not take any action to remove the third party nominee from the board.

On May 14, 2007 the Company acquired the remaining partnership interest in HGF. The aggregate purchase price of the remaining 46.685% partnership interest was $7.8 million in cash and the issuance of 1,228,547 units of the Company valued at $24.6 million or $20 per unit (see Note 2). The cash portion of the purchase was held in escrow prior to May 14, 2007, and was included in the Company’s balance sheet as of March 31, 2007. Following this purchase, HGF is a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion contains certain forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements in other documents that we file with the Securities Exchange Commission, such as our Annual Report on Form 10-KSB for the year ended September 30, 2006 and our proposed registered securities offering on Form SB-2 (Registration Statement 333-137299). As of the date of this Form 10-QSB the Company’s SB-2 Registration Statement (Registration No. 333-137299) has not been declared effective by the Securities and Exchange Commission. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

EXECUTIVE OVERVIEW

Business

We are a Delaware limited liability company formed on January 4, 2005 for the purpose of constructing and operating plants to produce ethanol and distillers grains, as well as to operate other related bio-fuel businesses. Since we only recently became operational as a result of our acquisition of Heartland Grain Fuels, LP (“HGF”) (see Note 2 to our Consolidated Financial Statements), we do not yet have comparable income, production and sales data for the three and six months ended March 31, 2007. Accordingly, we do not provide a comprehensive comparison of our financial results between reporting periods in this Form 10-QSB. If you undertake your own comparison of the three and six month periods ending March 31, 2007, it is important that you keep this in mind.

We are currently constructing a 100 million gallons per year dry mill corn-processing ethanol plant near Fairmont, Nebraska, known as the Nebraska plant and a 40 million gallons per year dry mill corn-processing ethanol plant expansion in Aberdeen, South Dakota, known as the Aberdeen plant expansion. We are also planning to construct a 110 million gallons per year dry mill corn-processing ethanol plant to be located near Argos, Indiana, known as the Indiana plant, and a 100 million gallons per year dry mill corn-processing ethanol plant to be located near Northfield, Minnesota, known as the Minnesota plant and. We do not expect to generate any revenue from a plant until that plant is completely constructed and operational.

Acquisition of Heartland Grain Fuels, L.P.

On November 8, 2006, we closed on the acquisition of approximately 53% of the ownership interests in Heartland Grain Fuels, L.P., known as HGF. On May 14, 2007, we acquired the remaining partnership interest in HGF. Following this purchase, HGF is our wholly owned subsidiary.

South Dakota Plants

HGF owns and operates a nine million gallons per year dry mill corn-processing ethanol plant in Aberdeen, South Dakota, known as the Aberdeen plant, and a 30 million gallons per year dry mill corn-processing ethanol plant in Huron, South Dakota, known as the Huron plant. HGF has an ethanol plant with production capacity of 40 million gallons per year under construction in Aberdeen, South Dakota, adjacent to its existing plant. As of April 30, 2007, soil sub-surface stabilization work is continuing and concrete foundation work has been initiated. The Title Five air permit has passed through the review process and is now in effect. The design engineer and general contractor are located on site. The Aberdeen plant expansion is expected to be completed in December 2007, assuming we successfully obtain our equity and debt financing, and all necessary permits.

We expect the Aberdeen plant expansion will cost approximately $80.0 million to complete, including start-up costs and capitalized interest. We will generate no revenue from the Aberdeen plant expansion until construction is completed. This Form 10-QSB should be read in conjunction with the Company’s proposed offering as filed with the Securities and Exchange Commission on Form SB-2 (Registration No. 333-137299) Registration Statement.

Based on current production capacity, HGF anticipates that the Aberdeen and Huron plants will need approximately 3.3 million and 11.1 million bushels of corn per year, respectively, for the production of ethanol. HGF will need an additional 14.3 million bushels of corn per year upon completion of the Aberdeen plant expansion. HGF has entered into a grain origination agreement with South Dakota Wheat Growers to provide this corn.

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

HGF is a party to a co-products marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds will market locally the sale of ethanol co-products produced at HGF’s plants to third parties for an agreed-upon commission.

Nebraska Plant

Based upon engineering specifications produced by Fagen, the Nebraska plant will annually consume approximately 36 million bushels of corn and annually produce approximately 100 million gallons of fuel grade ethanol and 321,000 tons of distillers grains for animal feed. We currently estimate completing the construction of the Nebraska plant in August 2007. We expect the Nebraska plant will cost approximately $151.6 million to complete. This includes approximately $98.0 million (not including approximately $2 million allowance for change orders) to build the plant and an additional $51.6 million in other capital expenditures, start-up costs, working capital and interest. We are still in the construction phase, and until the Nebraska plant is operational, we will generate no revenue from the Nebraska plant.

Indiana Plant

Based upon engineering specifications produced by ICM, the Indiana plant will annually consume approximately 39 million bushels of corn and annually produce approximately 110 million gallons of fuel grade ethanol and 350,000 tons of distillers grains for animal feed. We currently estimate that it will take 16 months from the date that we begin construction, which assumes we successfully complete the our proposed offering as filed with the Securities and Exchange Commission on Form SB-2 (Registration No. 333-137299) and obtain our debt financing, and all necessary permits, to complete the construction of the Indiana plant.

We expect the Indiana plant will cost approximately $175 million to complete. This includes start-up costs, working capital and capitalized interest. We are considering adding grain storage, grain handling equipment and grain receiving capacity to our plans for the Indiana plant to help maintain adequate grain supply at the facility and improve truck access. If we undertake this additional construction, we estimate that the cost of the Indiana plant will increase by approximately $15.0 million. We are still in the development phase, and until the proposed Indiana plant is operational, we will generate no revenue from the Indiana plant.

Minnesota Plant

Based upon engineering specifications, the Minnesota plant will annually consume approximately 36 million bushels of corn and annually produce approximately 100 million gallons of fuel grade ethanol and 321,000 tons of distillers grains for animal feed. We currently estimate that it will take 14 to 16 months from the date that we begin construction, which assumes we successfully complete our proposed offering as filed with the Securities and Exchange Commission on Form SB-2 (Registration No. 333-137299) and obtain our additional equity and debt financing, and all necessary permits, to complete the construction of the Minnesota plant. We expect the Minnesota plant will cost approximately $122.5 million to construct and have not yet determined the start-up costs for the Minnesota plant or the total project cost. We are still in the early planning phase, and until the proposed Minnesota plant is operational, we will generate no revenue from the Minnesota plant.

Future Plants

In the future, we may explore the possibility of developing and building, or acquiring, one or more additional ethanol plants, or we may choose to enter other bio-fuel businesses. We may issue additional equity or incur additional significant debt obligations in order to fund new construction or acquisitions. Any proposed additional plants or businesses may also impose substantial additional demands on the time and attention of our directors and officers.

Selected Pro forma Financial Data

The following unaudited pro forma consolidated statements of income for the periods presented are based on the historical financial statements of Advanced BioEnergy and HGF. The unaudited pro forma consolidated financial statements give effect to the acquistion which closed on November 8, 2006 as to 53.315% of HGF. Prior to the acquisition of HGF, we were a development stage company. The unaudited pro forma consolidated financial statements have been prepared using the purchase method of accounting as if the transaction had been completed as of the beginning of the periods presented for purposes of the combined consolidated statements of income.

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$11,738	$10,349	$30,334	$19,621
			—
Gross profit (Loss)	(9,053)	1,449	45	2,383
Gross profit%	(77.1)%	14.0%	0.1%	12.1%
Selling, general and administrative	1,828	574	4,448	1,117
Net income (loss)	$(11,677)	$106	$(6,394)	$(135)

PRO FORMA THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO PRO FORMA THREE MONTHS ENDED MARCH 31, 2006

Net sales

Net sales for the three months ended March 31, 2007 were $11.7 million, compared to $10.3 million for the three months ended March 31, 2006, an increase of $1.4 million or 13.4%. Net sales increased in the 2007 period as a result of the Huron plant expansion completed in August 2006, resulting in an increase from 12 to 30 million gallons produced annually. During the 2007 period ethanol prices increased $0.33 cents to $1.94 per gallon compared to the same period in 2006. These increases were offset by a $10.9 million charge related to ethanol related hedging activity in the three months ended March 31, 2007.

Sales from co-products increased $1.8 million, or 186.6%, to $2.8 million for the three months ended March 31, 2007. The increase in co-product sales was primarily the result of the additional distiller grain tons produced and sold from the Huron expansion.

Gross profit

Our gross profit for three months ended March 31, 2007 was ($9.1 million), compared to gross profits of $1.4 million for the three months ended March 31, 2006. The decrease was primarily due of losses on our derivative financial instruments of $11.1 million during the quarter ended March 31, 2007. We did not engage in hedging activity for the three months ended March 31, 2006.

Corn costs increased $9.0 million, or 226.2%, to $13.0 million for the three months ended March 31, 2007 from $4.0 million for the three months ended March 31, 2006. Corn costs represented 62.3% of cost of sales for the three months ended March 31, 2007 and 44.6% of cost of sales for the three months ended March 31, 2006. The increase in corn costs was due to a 1.5 million bushel increase in corn used, resulting from the Huron expansion as well as a increase of $1.69 per bushel to $3.58 per bushel for the first three months of 2007 compared to the same period in 2006.

Natural gas costs increased $528,300 to $2.5 million in the quarter ended March 31, 2007 compared to the the quarter ended March 31, 2006. Natural gas costs as a percent of cost of sales declined dramatically from 22.3% in the quarter ended March 31, 2006 to 12.1% in the quarter ended March 31, 2007, as a result of a 16.0% decrease in gas prices and efficiencies at the new Huron expansion. Most of the distiller grains generated from the Huron expansion are sold wet, which requires less natural gas during the drying phase.

Selling, General, and Administration

Selling, general, and administration expenses increased approximately $1.3 million to $1.8 million, for the three months ended March 31, 2007 due to compensation, consulting and system fees incurred related to the HGF acquisition, fundraising and development of the Fairmont plant facility.

PRO FORMA SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO PRO FORMA SIX MONTHS ENDED MARCH 31, 2006

Net sales

Net sales for the six months ended March 31, 2007 were $30.3 million, compared to $19.6 million for the six months ended March 31, 2006, an increase of $10.7 million or 54.6%. Sales increased in the 2007 period as a result of the Huron plant expansion completed in August 2006, resulting in an increase from 12 to 30 million gallons produced annually. During the 2007 period ethanol prices increased $0.35 cents to $1.94 per gallon compared to the same period in 2006. These increases were offset by $11.0 million net charge related to ethanol related hedging activity in the six months ended March 31, 2007.

Sales from co-products increased $2.5 million, or 130.0%, to $4.4 million for the six months ended March 31, 2007. The increase in co-product sales was primarily the result of the additional distiller grain tons produced and sold from the Huron expansion.

Gross profit

Our gross profit for six months ended March 31, 2007 was $45,000, compared to a $2.4 million gross profit for the six months ended March 31, 2006, a decrease of $2.3 million or 98.1%. The decrease was primarily due of losses on our derivative financial instruments of $4.9 million during the six months ended March 31, 2007. We did not engage in hedging activity for the six months ended March 31, 2006.

Corn costs increased $16.1 million, or 211.5%, to $23.8 million for the six months ended March 31, 2007 from $7.6 million for the six months ended March 31, 2006. Corn costs represented 78.5% of cost of sales for the six months ended March 31, 2007 and 44.3% of cost of sales for the six months ended March 31, 2006. The increase in corn costs was due to an increase in the number of bushels purchased as a result of the Huron expansion as well as a increase of $1.54 per bushel to $3.39 for the first six months of 2007 compared to the same period in 2006.

Natural gas costs increased $509,400 to $4.9 million in the six months ended March 31, 2007 compared to March 31, 2006. Natural gas costs as a percent of cost of sales declined dramatically from 25.2% in the six months ended March 31, 2006 to 16.1% in the six months ended March 31, 2007, as a result of a decrease in gas prices and efficiencies at the new Huron expansion. Most of the distiller grains generated from the Huron expansion are sold wet, which requires less natural gas during the drying phase.

Selling, General, and Administration

Selling, general, and administration expenses increased approximately $3.3 million to $4.4 million, for the six months ended March 31, 2007 due to compensation, consulting and system fees incurred related to the HGF acquisition, fundraising and development of the Fairmont plant facility.

PLAN OF OPERATION THROUGH MARCH 2008

We expect to spend the next twelve months focused on operation of the Aberdeen and Huron plants, as well as expansion of the Aberdeen plant, construction of the Nebraska plant, project capitalization, site and plant development for the Indiana plant, and project capitalization and site acquisition and development for the Minnesota plant.

We believe we have sufficient cash on hand to cover all costs associated with construction of the Nebraska plant, including, but not limited to, site development, utilities, construction and equipment acquisition. We will need to raise additional debt and equity to make significant progress on our other goals.

As of April 30, 2007, we (including HGF) have 60 full-time employees and anticipate adding approximately 39 additional employees in connection with the commencement of operations at the Nebraska plant in August 2007. We also plan to hire additional employees as our company expands.

Debt Financing for the Aberdeen Plant Expansion

We have obtained from Kruse Investments a $5 million loan due July 1, 2007, secured by all of the ownership interests in HGF owned by HGF Acquisition. We have loaned the $5 million obtained from the loan from Kruse Investments to HGF, on an unsecured basis, subordinate to Dakota Fuels and the senior lender to HGF. The proceeds of the loan are being used to fund the Aberdeen plant expansion. We intend to use a portion of our proceeds from our proposed registered securities offering on Form SB-2 (Registration Statement 333-137299) to repay this loan. As of the date of this Form 10-QSB our SB-2 Registration Statement (Registration No. 333-137299) has not been declared effective by the Securities and Exchange Commission.

On April 20, 2007, we entered into a note purchase agreement with a third party which is an affiliate of an existing investor, pursuant to which we issued a $10 million 15% subordinated convertible promissory note. We also granted this third party a 40-day option to purchase an additional 15% subordinated convertible promissory note of up to $25 million. The proceeds of the initial $10 million note will be used for continuing construction of our Aberdeen expansion facility.

TRENDS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

We are subject to industry-wide factors that affect the operating and financial performance of the South Dakota plants and will affect the operating and financial performance of the plants under development once they begin operations. These factors include, but are not limited to, the available supply and cost of corn from which the ethanol and distillers grains is processed; the cost of natural gas, which is used in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

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

We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or government incentives could significantly impact demand for ethanol. On August 8, 2005, the Energy Policy Act of 2005 was signed into law containing a renewable fuel standard, known as the RFS. The RFS is a national program that will ensure that gasoline sold or introduced into commerce in the United States contains a particular volume of renewable fuel. The program will apply to refineries, blenders, distributors and importers as appropriate, but will not restrict the geographic areas in which renewable fuels may be used. The applicable volume of renewable fuel under the RFS will begin at 4 billion gallons in 2007 and increase to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the Energy Policy Act is expected to lead to approximately $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the Energy Policy Act may cause ethanol prices to increase in the short term due to additional demand, supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings in the long term.

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

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum—especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the existing South Dakota plants or the ethanol plants we are proposing to build into plants that will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended March 31, 2007 we generated $38.9 million of cash from financing activites and used $25.9 million for investing activities and $17.8 million for operations. As of March 31, 2007, we have total assets of approximately $212.6 million. We have current liabilities of approximately $74.8 million consisting primarily of our accounts payable and derivative financial instruments and debt obligations maturing within twelve months of approximately $41.5 million. Since our inception through March 31, 2007, we have a retained deficit of approximately $9.0 million. Total members’ equity as of March 31, 2007 was approximately $86.8 million. Prior to the acquisition of HGF, we were a development stage company and had generated no revenue from operations.

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

Long-term debt consisted of the following at March 31, 2007 and September 30, 2006 (in thousands):

	Interest Rate	March 31, 2007	September 30 2006	Additional Financing Available at March, 31, 2007
Subordinate Exempt Facilities Bonds	6.75%	$7,000	$7,000	$—
HGF Term commitment, revolving term loan	7.7 – 8.0%	42,000	—	—
HGF Acquisition note payable	12%	4,000	—	1,000
ABE Fairmont term commitment .	8.75%	24,153	—	64,935
ABE Seasonal line	8.75%	—	—	5,000
Total Outstanding		77,153	7,000	$70,935
Less: Amounts due within one year		(41,500)	0

Long-Term Debt		$35,653	$7,000

The estimated maturities of long-term debt on or before March 31, are as follows (in thousands):

2008	$41,500
2009	9,000
2010	9,000
2011	4,718
2012	3,065
Thereafter	9,870
Total long-term debt	$77,153

Senior Credit Facility for the South Dakota Plants

Dakota Fuels, our wholly owned subsidiary and the general partner of HGF, previously entered into loan agreements with Farm Credit establishing a senior credit facility with Farm Credit for HGF. Farm Credit has appointed CoBank, ACB, to serve as its agent with regard to these loans. Heartland Grain Fuels borrowed the entire $42.0 million available under the facility through a $6.8 million revolving term loan and multiple advance term loan supplements of $35.2 million. The revolving term loan bears interest at 7.708% per annum and has quarterly commitment reductions of $750,000 starting September 1, 2011, with the balance due June 1, 2013. Amounts borrowed under the advance term loan supplements mature on January 20, 2008 and bear interest at 8.0% per annum. Dakota Fuels’ obligations under the loan agreements are guaranteed by HGF and secured by a first lien on all equity that Dakota Fuels may now own or hereafter acquire in HGF and on all now owned or subsequently acquired personal property of Dakota Fuels. HGF’s guarantee is secured by a first lien on all now owned and subsequently acquired personal property and real estate of HGF. The loan agreements contain customary covenants, including minimum net worth and working capital requirements for HGF, restrictions on additional indebtedness, restrictions on mortgages, liens pledges or assignments of assets and restrictions on scheduled payments to lessors. In addition, HGF and Dakota Fuels are required to provide to CoBank on or before January 2008 a refinance plan acceptable to CoBank. The loan agreements also contain certain customary events of default including defaults based on cross-defaults to other indebtedness.

Loan From Kruse Investment Company

Our wholly owned subsidiary, HGF Acquisition, has obtained a $5.0 million loan from Kruse Investment Company due March 1, 2008, secured by all of the ownership interests in HGF owned by HGF Acquisition. All outstanding amounts accrue interest at 12% per annum. At March 31, 2005, HGF Acquisition had drawn $4.0 million from Kruse Investments and has since drawn the remaining $1.0 million. HGF Acquisition has loaned the $5.0 million obtained from Kruse Investments to HGF on an unsecured basis, subordinate to the senior lender to HGF. The proceeds of the loan are being used to fund the Aberdeen plant expansion. Following release of the proceeds of our proposed public offering from escrow, we intend to use a portion of the offering proceeds to repay this loan. HGF Acquisition pledged its equity interests in Dakota Fuels and HGF as collateral. HGF Acquisition is prohibited from selling transferring or pledging its assets while this debt is outstanding.

Subordinated Convertible Debt Financing

On April 20, 2007, we entered into a note purchase agreement with Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an existing investor in our company, pursuant to which we issued to Ethanol Investment Partners a $10 million 15% subordinated convertible promissory note. We also granted Ethanol Investment Partners an option exercisable until June 13, 2007 to purchase an additional 15% subordinated convertible promissory note of up to $25 million.

The proceeds of the initial $10 million note will be used for continuing construction of the Aberdeen plant expansion. We will loan the proceeds of the note to HGF Acquisition on an unsecured basis, and HGF Acquisition will in turn loan up to $10 million to HGF on an unsecured basis if Co-Bank consents to this loan. Co-Bank has previously approved debt of HGF to HGF Acquisition in an aggregate principle amount not to exceed $10 million. As of May 14, 2007, HGF has $10 million of debt outstanding payable to HGF Acquisition, $5 million of which was originally loaned to HGF Acquisition from Kruse Investments; therefore, Co-Bank will need to approve an additional $5 million of debt to HGF Acquisition to allow for the initial $10 million note from Ethanol Investment Partners to be fully utilized for the continuing construction of the Aberdeen plant expansion. HGF believes its existing sources of liquidity, including the $10 million already loaned to it by HGF Acquisition, will be sufficient to fund its operating activities and the Aberdeen plant expansion through the end of June 2007.

The notes bear interest at 15% per annum compounded quarterly and will mature on the later of one year from the date of issue of the initial note or, if a follow on investment is made, one year from the date of the follow on investment. The principal and accrued but unpaid interest on the note are convertible into our membership units at the lesser of (a) $16.00 per unit or (b) the price per unit that is equal to the lowest price per unit at which units are sold by us in any public or private offering during the period that the notes are outstanding, at the option of Ethanol Investment Partners in the event we elect to prepay the notes and convert automatically at maturity.

In the note purchase agreement, we agreed that, provided that a note is outstanding or has been converted into units, our board of directors will at our next annual meeting and thereafter for so long as Ethanol Investment Partners owns a note or the units issued upon conversion, require each of our directors and executive officers to (a) recommend to our members at any meeting of the members at which directors are elected, the election of one nominee of Ethanol Capital Management (an affiliate of Ethanol Investment Partners) to the board, (b) vote the membership units they own or control at any time to elect the Ethanol Capital Management nominated person to the board, and (c) not take any action to remove the Ethanol Capital Management nominee from the board. Each of our directors and executive officers executed and delivered to Ethanol Investment Partners a voting agreement evidencing these board rights. We also granted Ethanol Investment Partners board observation and inspection rights in connection with their investment.

Finally, in connection with the issuance of the note, we entered into a letter agreement with Ethanol Investment Partners pursuant to which we agreed, subject to approval from South Dakota Wheat Growers, to enter into a registration rights agreement that will grant them up to two demand and unlimited piggyback registration rights under certain circumstances.

Senior Credit Facility for the Nebraska Plant

Effective February 17, 2007, we entered into a loan agreement with Farm Credit establishing a senior credit facility with Farm Credit for the construction of a 100 million gallons per year ethanol plant. The construction financing is in the amount of $79.5 million consisting of a $58.5 million term loan, known as term loan A, and a $21.0 million revolving term loan, known as term loan B. Farm Credit also extended to the Company a $5.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which will not be effective until we begin operations. Farm Credit has appointed CoBank, ACB, to serve as its agent with regard to these loans We assigned all our rights and obligations under the loan agreements described in the preceding paragraph to our wholly owned subsidiary, ABE Fairmont, LLC.

ABE Fairmont and Farm Credit also entered into additional loan agreements, the effect of which is to provide an additional $6.5 million term loan, known as term loan C, and an additional $4.0 million revolving term loan, known as term loan D for construction of the Nebraska plant. The terms and conditions of these loan agreements are substantially similar to those described above. The Company issued a letter of credit for the purchase of rail cars to Trinity Industries Leasing Company for $912,000, effectively reducing the financing available from Term Loan D.

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

Farm Credit is only obligated to lend the funds for construction if certain conditions are satisfied. These conditions include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts and a process/yield guarantee from the design engineer and contractor acceptable to Farm Credit, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of at least $60.0 million of equity (less any tax increment financing proceeds and the proceeds we receive from the sale of subordinate exempt facilities revenue bonds issued by Fillmore County, Nebraska) and the delivery of attorney opinions.

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

On the earlier of March 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of term loan B in $5.0 million increments due every six months. ABE Fairmont will repay the grain inventory and futures revolving credit facility the earlier of March 1, 2008 or 12 months after the date on which ABE Fairmont borrows funds.

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

We agreed to repay the loan by making annual principal payments of $815,000 starting in December 2010 and continuing until December 2016, with the balance and any interest thereon paid on December 1, 2017, or upon redemption, upon acceleration or when otherwise payable. Our obligation to make the loan payments under the loan and trust agreement is evidenced by the execution and delivery of a promissory note. Repayment of the bonds and the security for the bonds is subordinate to our senior credit facility with CoBank and Farm Credit.

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

Tax Increment Financing for the Nebraska Plant

In February 2007, we received net proceeds of approximately $5.3 million in tax increment financing from the Village of Fairmont, Nebraska. Tax increment financing is a program created by state statute that provides city councils the power to use all of the real property tax resulting from the increase in taxable valuation due to the construction of new industrial or commercial facilities to provide economic incentives.

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

Based on our business plan and current construction cost estimates, we believe the Aberdeen plant expansion construction and start-up costs will cost approximately $78.0 million, we believe the Indiana plant construction and start-up (including working capital) will cost approximately $175.0 million, and we do not yet have cost estimates for the Minnesota plant. We are seeking to raise a maximum of $100.0 million of equity in our proposed registered securities offering. Depending on the level of equity raised in our proposed registered securities offering, we expect to require significant debt financing to fund the Aberdeen plant expansion and the Indiana plant, as well as additional equity and debt financing to fund the Minnesota plant. If we raise only the $40.0 million minimum in our proposed registered securities offering, we will need to raise significant additional equity financing, at least $51 million,, to complete the Indiana plant. Even if we raise $100.0 million in our proposed registered securities offering, we will still need to raise significant additional equity financing to construct the Minnesota plant.

If we do not receive proceeds from the offering or additional funds from the Subordinated Convertible Debt financing by June 30, 2007, we will need to raise additional subordinated debt in order for Heartland Grain Fuels to continue funding the Aberdeen plant expansion as scheduled. If we are able to raise subordinated debt, we plan on contributing funds as needed to Heartland Grain Fuels in order to enable it to continue funding the Aberdeen plant expansion. We are in the process of exploring various alternatives for subordinated debt financing, but there are no assurances that we will be able to obtain subordinated debt financing on acceptable terms or at all or if we can obtain it, whether we will be able to obtain the approvals necessary to finance the Aberdeen plant expansion.

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

We intend to satisfy our capital requirements in fiscal 2007 with existing cash and funds available under our credit facilities, cash generated from operations, primarily from our South Dakota plants and the proceeds from our proposed registered securities offering. However, if capital requirements for our business strategy change, or other factors change our capital requirements, we may need to seek additional debt or equity financing in the public or private markets. There is no assurance that financing will be available to us on acceptable terms or at all.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 to our consolidated financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based upon management’s current judgment. We used our knowledge and experience about past events and certain future assumptions to make estimates and judgments involving matters that are inherently uncertain and that affect the carrying value of our assets and liabilities. We believe that of our significant accounting policies, the following are noteworthy because changes in these estimates or assumptions could materially affect our financial position and results of operations:

Revenue Recognition

Revenue from the production of ethanol and its co-products is recorded when title transfers to customers. Ethanol and its co-products are generally shipped FOB from our plants. In accordance with our marketing agreements, sales are recorded net of commissions retained at the time payment is remitted.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under SFAS No. 133 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, our forward contracts related to the purchase of corn and natural gas are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of SFAS No. 133.

Inventories

Corn, chemicals and supplies, work in process, ethanol and distiller grains inventories are stated at the lower of cost or market on the first-in, first-out method.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FOR HGF

We consider market risk to be the impact of adverse changes in market prices on its results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the six months ended March 31, 2007, sales of ethanol represented 86.2% of our total sales and corn costs represented 77.4% of total cost of sales. In general, ethanol prices are affected by the supply and demand for gasoline, the availability of other fuel oxygenates and the regulatory climate. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. Traditionally, we have not been able to pass along increased corn costs to our ethanol customers. At March 27, 2007, the price per gallon of ethanol and the price per bushel of corn on the Chicago Board of Trade were $2.30 and $3.92, respectively.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 15% of total cost of sales for the six months ended March 31, 2006. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At March 27, 2007, the price of natural gas on the New York Mercantile Exchange was $7.50 per MMBtu.

To reduce price risk caused by market fluctuations in the cost of corn and natural gas, we have entered into forward purchase contracts. As of March 31, 2007, we had entered into forward purchase contracts representing approximately 75% of our current corn requirements, and guaranteed prices for our natural gas representing approximately 11% of our current natural gas usage. As of March 31, 2007, we had not entered into any transactions in an effort to mitigate risks associated with changes in the price of ethanol for our current production at HGF.

The following represents a sensitivity analysis that estimates our annual exposure to market risk with respect to our corn and natural gas requirements and ethanol sales. Market risk is estimated as the potential impact on operating income resulting from a hypothetical 10.0% change in the fair value of our current corn and natural gas requirements and ethanol sales, net of corn and natural gas forward contracts used to hedge market risk with respect to our current corn and natural gas requirements. The results of this analysis, which may differ from actual results, are as follows:

	Estimated		Hypothetical		Change in Annual
	Volume(1)		Change in	Spot	Operating Income
	(in millions)	Units	Price	Price(2)	(in millions)
Corn	3.6	bushels	10.0%	$3.92	$1.4
Natural Gas	0.98	MMBtu	10.0%	$7.5	$0.7
Ethanol	39.0	gallons	10.0%	$2.30	$9.0

(1)             The volume of corn is based on the assumption that we will enter into forward contracts for 75% of our estimated current 14.4 million bushel annual requirement. The volume of natural gas is based on the assumption that we will enter into forward contracts for 11% of our estimated 1,100,000 MMBtu annual requirement. The volume of ethanol is based on the current aggregate capacity of the Aberdeen and Huron plants. We expect that as our production capacity increases, we will be exposed to additional market risk with respect to corn, natural gas and ethanol prices.

(2)              Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn as of March 27, 2007 and NYMEX price per MMBtu of natural gas as of March 27, 2007.

INTEREST RATE / FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of March 31, 2007, we had $66.2 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates we will incur additional annual interest charges of $662,000. We have not contracted for any derivative financial instruments.

We have no international sales. Substantially all of our purchases are denominated in U.S. dollars.

IMPACT OF INFLATION

We believe that inflation has not had a material impact on our results of operations since inception. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. Each plant is eligible to receive an aggregate of $10 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. HGF generally received payment between $700,000 and $800,000 for the Huron plant per year and expects this incentive to terminate for the plant in 2011.

The State of South Dakota has depleted all funds available for its fiscal year ended June 30, 2007, and therefore no related receivable has been recorded in our financial statements. This incentive terminated for the Aberdeen plant in 2004 and we do not expect to receive this incentive for the Aberdeen plant expansion.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Certificate of Formation	Incorporated by Reference (1)
3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated by Reference (2)
10.1	Credit Agreement by and Between HGF Acquisition, LLC and Kruse Investment Company, Inc. dated February 12, 2007.	Incorporated by Reference (3)
10.2	Security Agreement between HGF Acquisition, LLC and Kruse Investment Company, Inc. dated February 12, 2007.	Incorporated by Reference (4)
10.3	Note Purchase Agreement between the Registrant and Ethanol Investment Partners, LLC dated April 20, 2007.	Incorporated by Reference (5)
10.4	Form of 15% Subordinated Convertible Promissory Note to be issued to Ethanol Investment Partners, LLC.	Incorporated by Reference (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically

(1)             Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(2)             Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(3)             Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 8-K (Registration No. 333-137299), filed with the Commission on February 16, 2007.

(4)             Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 8-K (Registration No. 333-137299), filed with the Commission on February 16, 2007.

(5)             Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-K (Registration No. 333-137299), filed with the Commission on April 26, 2007.

(6)             Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-K (Registration No. 333-137299), filed with the Commission on April 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: May 15, 2007	By:	/s/ Revis L Stephenson III
Revis L. Stephenson III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Richard Peterson
Richard Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)