Form 10QSB
period 2007-06-30
Advanced BioEnergy, LLC
filed 2007-08-14
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   June 30, 2007

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

Indicate the number of units outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,848,028 membership units outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ADVANCED BIOENERGY, LLC

FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	June 30,	September 30,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$21,049	$10,814
Accounts receivable:
Trade accounts receivable	4,356	—
Due from broker	18,023	—
Other	70	152
Inventories	2,076	—
Prepaid expenses	248	130
Total current assets	45,822	11,096
Property and equipment, net	205,754	39,909
Other assets
Restricted cash held in escrow	1,995
Cash held for plant construction	—	32,500
Financing and deferred offering costs, net	2,687	1,220
Investments	802	—
Goodwill	29,148	—
Intangibles	2,812	2,812
Other assets	384	66
Total Assets	$289,404	$87,603

Liabilities and members’ equity
Current liabilities:
Accounts payable	$20,847	$15,681
Accrued expenses	1,363	372
Derivative financial instruments	19,976	—
Current portion of long-term debt	70,680	—
Total current liabilities	112,866	16,053

Deferred income	6,732	—
Long-term debt	67,642	7,000

Members’ equity
Members’ capital, no par value, authorized 20,000,000 Units, 9,848,028 and 7,165,600 units outstanding at June 30, 2007 and September 30, 2006, respectively.	119,945	66,821
Retained deficit	(17,721)	(2,033)
Deferred compensation	(60)	(238)
Total members’ equity	102,164	64,550
Total liabilities and members’ equity	$289,404	$87,603

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended		Nine Months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales
Ethanol and related products	$14,797	$—	$33,664	$—
Other	2,965		6,288	—
Total net sales	17,762	—	39,952	—

Cost of goods sold	22,981	—	46,546	—
Gross loss	(5,219)	—	(6,594)	—

Selling, general and administrative	2,483	695	6,827	1,453
Operating loss	(7,702)	(695)	(13,421)	(1,453)

Other income	—	—	—	14
Interest income	256	669	805	840
Interest expense	(343)	—	(1,302)	(49)
Net loss before minority interest	(7,789)	(26)	(13,918)	(648)
Minority interest	(890)	—	(1,770)	—
Net loss	$(8,679)	$(26)	$(15,688)	$(648)

Basic & diluted weighted average units outstanding	9,131,338	6,700,502	8,501,482	2,595,319
Loss per unit - basic and diluted	$(0.95)	$(0.00)	$(1.84)	$(0.25)

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Nine Months Ended June 30, 2007

(Unaudited)

(Dollars in thousands, except member units)

	Member Units	Members’ Capital	Retained (Deficit)	Deferred Compensation	Total Members’ Equity
MEMBERS’ EQUITY - September 30, 2006	7,165,600	$66,821	$(2,033)	$(238)	$64,550

Issuance of membership units, in connection with purchase of Heartland Grain Fuels, L.P.	2,631,578	52,632	—	—	52,632

Issuance of membership units for services	50,850	897	—	—	897

Amortization of unearned compensation	—	—	—	178	178

Unit compensation expense	—	218	—	—	218

Member distribution	—	(623)	—	—	(623)

Net Income	—	—	(15,688)	—	(15,688)

MEMBERS’ EQUITY — June 30, 2007	9,848,028	$119,945	$(17,721)	$(60)	$102,164

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net loss	$(15,688)	$(648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,634	16
Consulting services exchanged for membership units		327
Unit compensation expense	1,293	10
Unrealized loss on derivative financial instruments	20,279	—
Minority interest in net income	1,771	—
Changes in working capital components net of effects of acquisition of HGF
Receivables	(19,580)	(44)
Inventories	(174)	—
Prepaid expenses	13	35
Accounts payable	2,713	99
Accrued expenses	(26)	198
Net cash used in operating activities	(5,765)	(7)
Cash flows from investing activities
Purchase of land options and deposits	—	(35)
Purchase of other assets	(486)	(57)
Purchase of Heartland Grain Fuels, LP, net of cash acquired	$(15,204)	—
Purchase of property and equipment	—	(9,804)
Payments for construction in progress	(104,915)	—
Decrease in cash for plant construction and cash held in escrow	30,505	—
Net cash used in investing activities	(90,100)	(9,896)
Cash flows from financing activities
Proceeds from sale of membership units	—	60,484
Net cash received from acquisition	—	1,306
Payments on debt	(875)	(1,271)
Proceeds from long-term debt	107,798	7,000
Distribution to members	(623)	—
Payment of deferred offering and financing costs	(200)	(1,089)
Net cash provided by financing activities	106,100	66,430
Net increase in cash and cash equivalents	10,235	56,527
Beginning cash and cash equivalents	10,814	894
Ending cash and cash equivalents	$21,049	$57,421

Supplemental disclosure of non cash transactions
Deferred income incurred for deposits and deferred offering costs	$1,373	—
Membership units issued for acquisition of assets	52,632	4,172
Accounts payable incurred for construction in process	12,815	3,214
Financing costs amortized to construction in progress	106	—
Land option applied to land purchase	—	20
Deposit transferred to financing cost	—	25
Unearned compensation provided as a cost of raising capital	—	425
Deferred offering cost transferred to cost of raising capital	—	1,043
Supplemental disclosure of cash flow information:
Cash paid for interest, including interest capitalized of $3.5 million	$4,620	$—

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

1.   Organization and Significant Accounting Policies

The accompanying consolidated financial statements of Advanced BioEnergy, LLC (the “Company”) and its subsidiaries as of June 30, 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results for the fiscal year ending September 30, 2007. Certain previously reported amounts have been reclassified to conform to the current presentation format, with no impact on equity or net loss.

The financial statements include the accounts of the Company and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”), ABE Northfield, LLC, Indiana Renewable Fuels, LLC (“IRF”), HGF Acquisition, LLC (“HGF Acquisition”), Dakota Fuels, Inc. (“Dakota Fuels”) and Heartland Grain Fuels LP (“HGF”). HGF is a Delaware limited partnership formed in 1991. ABE acquired a 53.315% ownership interest in HGF on November 8, 2006 (See Note 2). On May 14, 2007, the Company acquired the remaining partnership interest in HFG (the “Second Closing”). All significant inter-company account balances and transactions have been eliminated. These financial statements include the operations of HGF for the respective percentage of ownership from the time of the acquisition closings. Prior to the acquisition of HGF, the Company was a development stage company.

The Company was organized to build ethanol plants and undertake other biofuel projects. The Company currently operates a nine million gallons per year ethanol plant in Aberdeen, South Dakota, and a thirty million gallons per year ethanol plant in Huron, South Dakota, acquired in connection with the HGF acquisition. Construction of a 100 million gallons per year ethanol plant near Fairmont, Nebraska is under way and is expected to be completed in September 2007. A 40 million gallons per year ethanol plant expansion in Aberdeen, South Dakota, is underway and is expected to be completed in December 2007. A 100 million gallon per year ethanol plant to be located near Argos, Indiana, is in the design stage, and a 100 million gallon per year ethanol plant to be located near Northfield, Minnesota, is in the development stage.

Investments

The Company has equity investments interest in three private cooperatives in unrelated industries. The Company’s interest represents less than 20% of the ownership of such companies and the Company has no financial obligations to such companies. The investments are being accounted for under the equity method of accounting.

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

Derivative Instruments

The Company has entered into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases and forecasted ethanol sales. These derivative contracts are to be accounted for under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings.

Goodwill

The Company records goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. No indicators of impairment were identified during the nine months ended June 30, 2007.

Deferred Income

The Company recorded the net funds received from the Village of Fairmont Nebraska Tax Incremental Financing as deferred income and this deferred income will be amortized into income as property taxes are paid in the fiscal years ending September 2008 through 2021.

Revenue Recognition

Revenue from the production of ethanol and related products is recorded when title transfers to customers. Ethanol and related products are generally shipped free on board (FOB) shipping point. Collectibility of revenue is reasonably assured based on historical evidence of collectibility between the Company and its customers. Interest income is recognized as earned.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment. Commissions were approximately $1.0 million for the nine months ended June 30, 2007. No commissions were paid for the nine months ended June 30, 2006.

Loss per Unit

Basic and diluted loss per unit are computed using the weighted-average number of vested units outstanding during the period. Unvested units and units held in escrow are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted loss per unit as their effect would be anti-dilutive for the periods ended June 30, 2007 and 2006.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently assessing the impact of adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. As such, SFAS No. 157 applies to all other accounting pronouncements that require (or permit) fair value measurements, except for the measurement of share-based payments. SFAS No. 157 does not apply to accounting standards that require (or permit) measurements that are similar to, but not intended to represent, fair value. Fair value, as defined in SFAS No. 157, is the price to sell an asset or transfer a liability and therefore represents an exit price, not an entry price. The exit price is the price in the principal market in which the reporting entity would transact. Further, that price is not adjusted for transaction costs. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. The Company is currently assessing the impact of adoption of SFAS No.157.

2.   Acquisition of HGF

On November 8, 2006, the Company acquired 53.315% of the partnership interest in HGF. On May 14, 2007 the Company acquired the remaining 46.685% partnership interest in HGF and at that point became a wholly-owned subsidiary of Advanced BioEnergy, LLC (See Note 8). HGF owns and operates a nine million gallons per year dry mill corn-processing ethanol plant in Aberdeen, South Dakota, and a thirty million gallons per year dry mill corn processing ethanol plant in Huron, South Dakota.

The aggregate purchase price of HGF was $70.2 million consisting primarily of $16.7 million in cash, the issuance of 2,631,578 units of ABE valued at $52.6 million, or $20 per unit, and direct costs of the acquisition of $918,000. There is no established market for the Company’s units. The per unit fair value for the units issued in the transaction was determined by the Company’s board of directors after consideration of various factors.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the unaudited consolidated statements of operations since the acquisition date. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisitions (in thousands):

	As of Nov8, 2006	As of May 14, 2007	Combined
Cash acquired	$2,414	$—	$2,414
Current assets	5,052	—	5,052
Property and equipment	56,634	10,000	66,634
Other long-term assets	635	—	635
Restricted cash held in escrow	7,794	(7,794)	—
Goodwill	15,924	13,224	29,148
Total assets acquired	88,453	15,430	103,883
Current liabilities	(8,645)	—	(8,645)
Long-term debt	(34,552)	7,794	(26,758)
Minority interest	(7,857)	9,628	1,771

Fair value of assets and liabilities assumed and accrued, net	$37,399	$32,852	$70,251

The following table presents our consolidated results of operations on an unaudited proforma basis as if the acquisition had taken place at the beginning of the periods presented (in thousands, except share amounts):

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(in thousands, except per unit data)

Net sales	$17,762	$11,983	$48,096	$31,683

Gross profit (loss)	(5,344)	3,581	(6,507)	5,544
Gross profit %	(30.1)%	29.9%	(13.5)%	17.5%
Selling, general and administrative	2,483	866	6,931	1,983
Net income (loss)	$(7,914)	$3,003	$(14,106)	$3,531

Income (loss) per unit — basic and diluted	$(0.81)	$0.32	$(1.45)	$0.67

3.    Inventories and Property and Equipment

A summary of inventories and property and equipment at June 30, 2007 and September 30, 2006 is as follows (in thousands):

	June 30,	September 30,
	2007	2006
	(unaudited)
Supplies and parts	$828	—
Chemicals	129	—
Work in process	579	—
Ethanol	498	—
Distillers grain	42	—
Total	$2,076	$—

	June 30, 2007	September 30, 2006
	(unaudited)
Land	$1,730	$1,460
Buildings	7,045	—
Process equipment	51,842	—
Office equipment	314	324
Construction in process	148,488	38,156
	209,419	39,940
Accumulated depreciation	(3,665)	(31)
Property and equipment, net	$205,754	$39,909

The Company capitalizes interest expense as part of the cost of construction of its plants and equipment and will be depreciated over the life of the related assets. Capitalized interest totaled approximately $3.5 million for nine months ended June 30, 2007.

4:    Long Term Debt

Long-term debt consists of the following at June 30, 2007 and September 30, 2006 (in thousands):

	Interest Rate	June 30, 2007	September 30 2006	Additional Financing Available at June 30, 2007
Subordinate exempt facilities bonds	6.75%	$7,000	$7,000	$—
HGF term commitment, revolving term loan	7.7 — 8.0%	42,000	—	—
HGF Acquisition note payable	15%	5,000	—	—
ABE Fairmont term commitment	8.75%	58,392	—	30,696
ABE Fairmont seasonal line	8.75%	—	—	5,000
Advanced BioEnergy convertible note	15%	25,930
Total outstanding		138,322	7,000	$35,696
Less: Amounts due within one year		(70,680)	—
Long-term debt		$67,642	$7,000

The estimated maturities of long-term debt on or before June 30, are as follows (in thousands):

2008	$70,680
2009	10,500
2010	10,500
2011	11,315
2012	7,565
Thereafter	27,762
Total long-term debt	$138,322

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

Senior Credit Facility for the South Dakota Plants

The Company has fully drawn on its two HGF Revolving Term loan facilities totaling $42 million. The loans are secured by a first mortgage lien in favor of CoBank, ACB covering real property owned by HGF, together with a security interest covering substantially all personal property owned by HGF, including receivables, inventories and equipment subject to perfected security interests in addition to a pledge equity investment of $581,000 in CoBank. The $6.8 million revolving term loan has quarterly commitment reductions of $750,000 starting September 1, 2011, with the balance due on June 1, 2013 bearing interest at 7.708%. The Company is required to pay the $35.2 million term loan, which bears interest at 8.0%, in full or renegotiate payment terms by January 20, 2008.  Restrictive covenants in the loan agreements provide for, among other things, (1) restrictions on incurring additional indebtedness, (2) restrictions on the ability to mortgage, pledge, assign or grant security interest in any assets to any other party, (3) minimum working capital (4) minimum net worth balances and (5) restrictions on scheduled payments made to lessors during each fiscal year.

Loan From Kruse Investment Company

HGF Acquisition obtained a $5.0 million loan from Kruse Investment Company due March 1, 2008, secured by all of the ownership interests in HGF owned by HGF Acquisition and bearing interest of 12%. HGF Acquisition has loaned the $5.0 million obtained from Kruse Investments to HGF on an unsecured basis, subordinate to the senior lender to HGF. The proceeds of the loan were used to fund a portion of the Aberdeen plant expansion. HGF Acquisition pledged its equity interests in Dakota Fuels and HGF as collateral. HGF Acquisition is prohibited from selling transferring or pledging its assets while this debt is outstanding.

On July 1, 2007 the credit agreement was amended to reflect a maturity date of the earlier of September 30, 2007 or the closing date of a credit facility by Heartland Grain Fuels that refinances all existing Heartland Grain Fuels debt and finances the remaining Aberdeen expansion. The amended interest rate was changed to reflect 15% per annum after July 1, 2007.

Senior Credit Facility for the Nebraska Plant

Effective February 17, 2007, ABE Fairmont, LLC entered into a loan agreement with Farm Credit establishing a senior credit facility with Farm Credit for the construction of a 100 million gallons per year ethanol plant. The construction financing is in the amount of $79.5 million consisting of a $58.5 million term loan, known as term loan A, and a $21.0 million revolving term loan, known as term loan B. Farm Credit also extended to the Company a $5.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which will not be effective until the Company begins operations at its Nebraska plant. Farm Credit has appointed CoBank, ACB, to serve as its agent with regard to these loans.

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

ABE Fairmont must repay term loan A as follows: 25 equal quarterly installments of $2.3 million with the first installment due February 20, 2008, and the last installment due February 20, 2014, followed by a final installment in an amount equal to the remaining unpaid principal balance on May 20, 2014. For each fiscal year ending in 2007 through 2010, ABE Fairmont must pay an additional amount equal to the lesser of $6 million or 75% of its free cash flow, not to exceed $12 million in the aggregate for all of these cash flow payments.

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

Upon the occurrence of an event of default or an event that will lead to a default, Farm Credit may upon notice terminate its commitment to loan funds to ABE Fairmont and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable. An event of default includes, but is not limited to, ABE Fairmont’s failure to make payments when due, insolvency, any material adverse change in ABE Fairmont’s financial condition or ABE Fairmont’s breach of any of the covenants, representations or warranties it has given in connection with the loans.

Subordinated Convertible Debt Financing

We issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an existing investor in our company, $26 million of 15% subordinated convertible promissory notes. The proceeds will be used for continuing construction of the Aberdeen plant expansion.

The notes bear interest at 15% per annum compounded quarterly and will mature in June 2008. The principal and accrued but unpaid interest on the notes are convertible into our membership units at the lesser of (a) $16.00 per unit or (b) the price per unit that is equal to the lowest price per unit at which units are sold by us in any public or private offering during the period that the notes are outstanding, at the option of Ethanol Investment Partners in the event we elect to prepay the notes and convert automatically at maturity.

5. Major Customer and Commitments

HGF entered into a grain origination agreement with South Dakota Wheat Growers Association to supply HGF with its corn requirements. The grain origination agreement was negotiated in connection with the Company’s acquisition of ECM, HGH and may not be as favorable to HGF as a contract negotiated at arm’s length. Purchases for the three and nine months ended June 30, 2007 were approximately $13.5 million and $37.2 million. We did not purchase any corn in the periods ended June 30, 2006. Related accounts payable as of June 30, 2007 and September 30, 2006 were approximately $1.2 million and none, respectively.

HGF also entered into a marketing agreement with Aventine, Renewable Energy, Inc. where Aventine is required to purchase all of the ethanol produced at HGF’s South Dakota plants at a price per gallon determined through a pooling of HGF’s and other producers’ ethanol that is sold by Aventine to third parties, less a commission based on the net pooled price. Sales for the three months ended June 30, 2007 were approximately $21.5 million and $51.4 million respectively. We did not have any ethanol sales in the periods ended June 30, 2006. Related accounts receivable as of June 30, 2007 and September 30, 2006 were approximately $2.9 million and none, respectively. This ethanol marketing agreement will expire on November 30, 2008; however, the agreement automatically renew for successive one-year term unless terminated by either party upon one year’s prior written notice.

HGF is a party to a by-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds will market locally the sale of ethanol co-products produced at HGF’s plants to third parties for an agreed-upon commission. Co product sales for the three and nine months ended June 30, 2007 were $3.2 million and $5.6 million respectively. We did not have any co product sales in the periods ended June 30, 2006. Related accounts receivable as of June 30, 2007 and September 30, 2006 were approximately $254,000 and none, respectively.

6. Risk Management

The Company’s activities expose it to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company’s risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results.

The manufacturing of the Company’s products requires substantial purchases of corn. Price fluctuations in commodities cause firm commitments to purchase the commodities to develop unrealized appreciation or depreciation when compared with current commodity prices and actual cash outlays for the purchase of the commodities differ from anticipated cash outlays.

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts and OTC futures options to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and exchange traded futures contracts to reduce price risk. Exchange-traded futures contracts are valued at market price. Changes in market price of ethanol related activities are reflected in revenues and changes in market price of corn related items are reflected in cost of goods sold. At June 30, 2007 and September 30, 2006 net unrealized losses of $20.0 million and none, respectively, are classified as derivative financial instruments on the balance sheets. Net realized and unrealized gains and losses offset revenues by $6.5 million and increased cost of goods sold by $3.3 million for the three months ended June 30, 2007. Net realized and unrealized gains and losses offset revenues by $17.3 million and cost of goods sold by $2.6 million for the nine months ended June 30, 2007. The Company did not enter into any exchange traded futures contracts in the nine months ended June 30, 2006.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended and, therefore, and not marked to market in the Company’s financial statements. At June 30, 2007, the Company enterd into forward purchase contracts for the purchase of corn totaling approximately $8.6 million through September 2007 and the purchase of natural gas totaling $920,200 through October 2007.

7. Employee Benefit Plan

The Company has a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $16,000 and $34,300 to the plan in the three and nine months ended June 30, 2007.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Information Regarding Forward-Looking Statements

The following discussion contains certain forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements in other documents that we file with the Securities Exchange Commission, such as our Annual Report on Form 10-KSB for the year ended September 30, 2006, and our registered securities offering on Form SB-2 (Registration Statement 333-137299). These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

Executive Overview

Business

We are a Delaware limited liability company formed on January 4, 2005 for the purpose of constructing and operating plants to produce ethanol and distillers grains, as well as to operate other related bio-fuel businesses. Since we only recently became operational as a result of our acquisition of Heartland Grain Fuels, LP (“HGF”) (see Note 2 to our Consolidated Financial Statements), we do not yet have comparable income, production and sales data for the three and nine months ended June 30, 2007. Accordingly, we do not provide a comprehensive comparison of our financial results between reporting periods in this Form 10-QSB. If you undertake your own comparison of the three and nine month periods ending June 30, 2007, it is important that you keep this in mind.

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

Acquisition of Heartland Grain Fuels, L.P.

On November 8, 2006, we closed on the acquisition of approximately 53% of the ownership interests in Heartland Grain Fuels, L.P., known as HGF. On May 14, 2007, we acquired the remaining partnership interest in HGF, and HGF is now considered our wholly-owned subsidiary.

South Dakota Plants

HGF owns and operates a nine million gallons per year dry mill corn-processing ethanol plant in Aberdeen, South Dakota, known as the Aberdeen plant, and a 30 million gallons per year dry mill corn-processing ethanol plant in Huron, South Dakota, known as the Huron plant. HGF has an ethanol plant with production capacity of 40 million gallons per year under construction in Aberdeen, South Dakota, adjacent to its existing plant. As of July 31, 2007 all sub surface stabilization work on the site has been completed, all concrete associated with the main process building has been installed and concrete is now being poured in the ancillary areas. Underground electrical and on site under ground water have been installed. The tank construction contractor is now on sight and is erecting fermentation and alcohol storage tanks. A large amount of process equipment has been set allowing for piping and equipment specific electrical to get under way and structural steel for the main process building is now being erected as well. This project is progressing on its schedule to be operational in December, 2007.

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

HGF is a party to a co-products marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds will market locally the sale of distiller grains and syrup produced at HGF’s plants to third parties for an agreed-upon commission.

Nebraska Plant

Based upon engineering specifications produced by Fagen, the Nebraska plant will annually consume approximately 36 million bushels of corn and annually produce approximately 100 million gallons of fuel grade ethanol and 321,000 tons of distillers grains for animal feed. We currently estimate completing the construction of the Nebraska plant in October 2007. We expect the Nebraska plant will cost approximately $154.5 million to complete. This includes approximately $125.3 million of expected construction costs and an additional $26.3 million in other start-up costs, working capital and interest. We are still in the construction phase, and until the Nebraska plant is operational, we will generate no revenue from the Nebraska plant.

Indiana Plant

Based upon engineering specifications produced by ICM, the Indiana plant will annually consume approximately 39 million bushels of corn and annually produce approximately 110 million gallons of fuel grade ethanol and 350,000 tons of distillers grains for animal feed. We currently estimate that it will take 16 months from the date that we begin construction, which assumes we successfully obtain additional equity and debt financing, and all necessary permits to complete the construction of the Indiana plant.

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

Minnesota Plant

Based upon engineering specifications, the Minnesota plant will annually consume approximately 36 million bushels of corn and annually produce approximately 100 million gallons of fuel grade ethanol and 321,000 tons of distillers grains for animal feed. We currently estimate that it will take 14 to 16 months from the date that we begin construction, which assumes we successfully obtain additional equity and debt financing and all necessary permits, to complete the construction of the Minnesota plant. We expect the Minnesota plant will cost approximately $122.5 million to construct and have not yet determined the start-up costs for the Minnesota plant or the total project cost. We are still in the early planning phase, and until the proposed Minnesota plant is operational, we will generate no revenue from the Minnesota plant.

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

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$17,762	$11,983	$48,096	$31,683

Gross profit (loss)	(5,344)	3,581	(6,507)	5,544
Gross profit%	(30.1)%	29.9%	(13.5)%	17.5%
Selling, general and administrative	2,483	866	6,931	1,983
Net income (loss)	$(7,914)	$3,003	$(14,106)	$3,531

Pro Forma Three Months Ended June 30, 2007 Compared to Pro Forma Three Months Ended June 30, 2006

Net Sales

Net sales for the three months ended June 30, 2007 were $17.8 million, compared to $11.9 million for the three months ended June 30, 2006, an increase of $5.8 million or 32.5%. Net sales increased in the 2007 period as a result of the Huron plant expansion completed in August 2006, resulting in an increase from 12 to 30 million gallons produced annually. During the 2007 period average ethanol prices decreased $0.21 cents to $2.07 per gallon compared to the same period in 2006. The net increase was offset by a $6.5 million charge for ethanol related hedging activity in the three months ended June 30, 2007.

Sales from co-products increased $2.3 million, or 2.49%, to $3.2 million for the three months ended June 30, 2007. The increase in co-product sales was primarily the result of the additional distiller grain tons produced and sold from the Huron expansion. We expect future ethanol and distiller grains sales volumes to increase once the Fairmont plant and Aberdeen expansion are completed.

Gross Profit

Physically delivered corn costs increased $9.4 million, or 70.0%, to $13.5 million for the three months ended June 30, 2007, from $4.0 million for the three months ended June 30, 2006. Corn costs represented 58.6% of cost of sales for the three months ended June 30, 2007, and 48.0% of cost of sales for the three months ended June 30, 2006. The increase in corn costs was due to a 1.8 million bushel increase in corn used, resulting from the Huron expansion as well as a $1.51 increase per bushel to $3.58 in cost per bushel for the three months ended June 2007 compared to the same period in 2006 and corn related hedging losses of $3.3 million in the three months ended June 30, 2007.

Natural gas costs increased $844,400 to $2.2 million in the quarter ended June 30, 2007, compared to the the quarter ended June 30, 2006. Natural gas costs as a percent of cost of sales declined from 16.0% in the quarter ended June 30, 2006, to 9.5% in the quarter ended June 30, 2007, as a result of a decrease in gas prices and efficiencies at the new Huron expansion. Most of the distiller grains generated from the Huron expansion are sold wet, which requires less natural gas during the drying phase.

Our gross profit for three months ended June 30, 2007, was ($5.3 million), compared to gross profits of $3.6 million for the three months ended June 30, 2006. The decrease was primarily due to losses on our corn and ethanol related derivative financial instruments of $9.8 million during the quarter ended June 30, 2007. We did not engage in hedging activity for the three months ended June 30, 2006.

Selling, General, and Administration

Selling, general, and administration expenses increased approximately $1.3 million to $2.5 million, for the three months ended June 30, 2007, due to compensation, consulting and system fees incurred related to the HGF acquisition, fundraising and development of the Fairmont plant facility.

Pro Forma Nine Months Ended June 30, 2007 Compared to Pro Forma Nine Months Ended June 30, 2006

Net Sales

Net sales for the nine months ended June 30, 2007 were $48.1 million, compared to $31.7 million for the nine months ended June 30, 2006, an increase of $16.4 million or 34.1%. Sales increased in the 2007 period as a result of the Huron plant expansion completed in August 2006, resulting in an increase from 12 to 30 million gallons produced annually. During the 2007 period ethanol prices increased $0.16 cents to $1.98 per gallon compared to the same period in 2006. These increases were offset by $17.3 million net charge for ethanol related hedging activity in the nine months ended June 30, 2007.

Sales from co-products increased $3.6 million, or 119.1%, to $6.7 million for the nine months ended June 30, 2007. The increase in co-product sales was primarily the result of the additional distiller grain tons produced and sold from the Huron expansion.

Gross Profit

Physically delivered corn costs increased $25.6 million, or 219.2%, to $37.2 million for the nine months ended June 30, 2007, from $11.7 million for the nine months ended June 30, 2006. Corn costs represented 69.2% of cost of sales for the nine months ended June 30, 2007, and 44.6% of cost of sales for the nine months ended June 30, 2006. The increase in corn costs was due to an increase in the number of bushels purchased as a result of the Huron expansion as well as a $1.54 increase in cost per bushel to $3.46 for the first nine months of 2007 compared to the same period in 2006. These increases were offset by $2.6 million in corn related hedging activity gains in the nine months ended June 30, 2007.

Natural gas costs increased $3.7 million to $7.0 million in the nine months ended June 30, 2007, compared to June 30, 2006. Natural gas costs as a percent of cost of sales remained constant at 13%.

Our gross profit for nine months ended June 30, 2007, was $(6.5 million), compared to a $5.5 million gross profit for the nine months ended June 30, 2006, a decrease of $12.0 million or 218.2%. The decrease was primarily due to losses on our derivative financial instruments of $14.7 million during the nine months ended June 30, 2007 along with higher per bushel corn costs offset with increased production from Huron. We did not engage in hedging activity for the nine months ended June 30, 2006.

Selling, General, and Administration

Selling, general, and administration expenses increased approximately $4.9 million to $6.9 million, for the nine months ended June 30, 2007, due to compensation, consulting and system fees incurred related to the HGF acquisition, fundraising and development of the Fairmont plant facility.

Plan of Operation Through June 2008

We expect to spend the next twelve months focused on operation of the Aberdeen and Huron plants, as well as expansion of the Aberdeen plant, construction of the Nebraska plant, project capitalization, site and plant development for the Indiana plant, and project capitalization and site acquisition and development for the Minnesota plant.

We believe we have sufficient cash on hand and credit facilities to cover all costs associated with construction of the Nebraska plant, including, but not limited to, site development, utilities, construction and equipment acquisition. We will need to raise additional debt and equity to make significant progress on our other goals.

As of July 31, 2007, we have 101 full-time employees and anticipate adding approximately 20 additional employees in connection with the commencement of operations at the new Aberdeen plant in December 2007. We also plan to hire additional employees as our company expands.

Debt Financing for the Aberdeen Plant Expansion

We issued a third party which is an affiliate of an existing investor, $26 million of 15% subordinated convertible promissory notes. The proceeds will be used for continuing construction of our Aberdeen expansion facility. We are continuing to pursue other financing sources to complete the expansion.

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

We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or government incentives could significantly impact demand for ethanol. On August 8, 2005, the Energy Policy Act of 2005 was signed into law containing a renewable fuel standard, known as the RFS. The RFS is a national program that will ensure that gasoline sold or introduced into commerce in the United States contains a particular volume of renewable fuel. The program will apply to refineries, blenders, distributors and importers as appropriate, but will not restrict the geographic areas in which renewable fuels may be used. The applicable volume of renewable fuel under the RFS is 4 billion gallons in 2007 and increases to 7.5 billion gallons by 2012.

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

Liquidity and Capital Resources

In the nine months ended June 30, 2007 we generated $106.1 million of cash from financing activites and used $90.1 million for investing activities and $5.8 million for operations. As of June 30, 2007, we have total assets of approximately $289.4 million. We have current liabilities of approximately $112.9 million consisting primarily of our accounts payable and derivative financial instruments and debt obligations maturing within twelve months of approximately $70.7 million. Since our inception through June 30, 2007, we have a retained deficit of approximately $17.7 million. Total members’ equity as of June 30, 2007 was approximately $102.2 million. Prior to the acquisition of HGF, we were a development stage company and had generated no revenue from operations.

Based on our business plan and current construction cost estimates, we believe the Nebraska plant will cost approximately $154.5 million to construct and start operations, the Indiana plant will cost approximately $175.0 million to construct and start operations and the Aberdeen plant expansion will cost approximately $80.0 million to construct and start operations. We have not yet determined the construction and start-up costs for the Minnesota plant. We believe we have sufficient equity, debt financing, government incentives and grants to complete the Nebraska plant. We expect to require significant equity and debt financing to complete the Indiana and Minnesota plants and Aberdeen plant expansion.

Long-term debt consisted of the following at June 30, 2007 and September 30, 2006 (in thousands):

	Interest Rate	June 30, 2007	September 30 2006	Additional Financing Available at June 30, 2007
Subordinate exempt facilities bonds	6.75%	$7,000	$7,000	$—
HGF term commitment, revolving term loan	7.7 – 8.0%	42,000	—	—
HGF Acquisition note payable	15%	5,000	—	—
ABE Fairmont term commitment	8.75%	58,392	—	30,696
ABE Fairmont seasonal line	8.75%			5,000
Advanced BioEnergy convertible note	15%	25,930
Total outstanding		138,322	7,000	$35,696
Less: Amounts due within one year		(70,680)	0

Long-Term Debt		$67,642	$7,000

The estimated maturities of long-term debt on or before June 30, are as follows (in thousands):

2008	$70,680
2009	10,500
2010	10,500
2011	11,315
2012	7,565
Thereafter	27,762
Total long-term debt	$138,322

Debt Financing for the South Dakota Plants

Senior Credit Facility

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

On May 25, 2007, we signed an engagement letter and term sheet with WestLB AG, New York branch, to provide senior debt financing for our subsidiary, Heartland Grain Fuels. This proposed senior debt financing would refinance all outstanding debt, complete the construction financing for the Aberdeen and Huron plant expansions, and is expected to close in August 2007. Under the terms of the engagement, WestLB has agreed to use its commercially reasonable efforts to structure, arrange and syndicate the senior debt financing for Heartland Grain Fuels.

Our engagement of WestLB does not serve as a commitment by WestLB to actually provide a debt facility or other financing. WestLB’s obligation to arrange and syndicate the senior debt financing will not arise until after WestLB has conducted its due diligence and sought and obtained all the necessary internal approvals it requires to proceed. Under a separate fee letter agreement we entered into with WestLB on May 25, 2007, in the event that we terminate our engagement of WestLB and we or any of our affiliates enters into and closes a debt financing for the Aberdeen and Huron plant expansions within 12 months, we will be required to pay WestLB a fee equal to $1.0 million.

We anticipate that the proposed financing will consist primarily of senior secured first priority non-recourse construction and term loans in an aggregate amount of approximately $136.0 million. The senior debt facility will be divided into (1) a term loan for up to approximately $47.0 million for the refinancing of existing debt, (2) a construction and term loan for up to approximately $78.0 million for construction of the Aberdeen and Huron plant expansions, and (3) a working capital facility in an amount up to approximately $11.0 million. The proposed senior debt financing is based on an assumed total project cost of approximately $158.8 million and a required equity contribution of approximately $35.7 million.

Assuming we successfully close the WestLB senior debt financing and the subordinate bond financing described below, we believe that we have sufficient cash and financing in place to operate Heartland Grain Fuels’ existing plants and complete the construction of the Aberdeen plant expansion through start-up.

Subordinate Bond Financing

Additional financing is expected to be provided by a subordinate bond financing consisting of approximately $19.0 million Subordinate Solid Waste Facilities Revenue Bonds to be issued by Brown County, South Dakota. The proceeds of the subordinate bonds are to be loaned to HGF to finance solid waste disposal facilities to be included in the Aberdeen expansion.

Loan From Kruse Investment Company

HGF Acquisition obtained a $5.0 million loan from Kruse Investment Company due March 1, 2008, secured by all of the ownership interests in HGF owned by HGF Acquisition and bearing interest of 12%. HGF Acquisition has loaned the $5.0 million obtained from Kruse Investments to HGF on an unsecured basis, subordinate to the senior lender to HGF. The proceeds of the loan were used to fund a portion of the Aberdeen plant expansion. HGF Acquisition pledged its equity interests in Dakota Fuels and HGF as collateral. HGF Acquisition is prohibited from selling transferring or pledging its assets while this debt is outstanding.

On July 1, 2007 the credit agreement was amended to reflect a maturity date of the earlier of September 30, 2007 or the closing date of a credit facility by Heartland Grain Fuels that refinances all existing Heartland Grain Fuels debt and finances the remaining Aberdeen expansion. The amended interest rate was changed to reflect 15% per annum after July 1, 2007.

Subordinated Convertible Debt Financing

We issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an existing investor in our company, $26 million of 15% subordinated convertible promissory notes. The proceeds will be used for continuing construction of the Aberdeen plant expansion.

The notes bear interest at 15% per annum compounded quarterly and will mature in June 2008. The principal and accrued but unpaid interest on the note are convertible into our membership units at the lesser of (a) $16.00 per unit or (b) the price per unit that is equal to the lowest price per unit at which units are sold by us in any public or private offering during the period that the notes are outstanding, at the option of Ethanol Investment Partners in the event we elect to prepay the notes and convert automatically at maturity.

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

We entered into a registration rights agreement with Ethanol Investment Partners that grants them up to two demand and unlimited piggyback registration rights under certain circumstances.

Nebraska Plant

Senior Credit Facility

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

Future Capital Requirements

We believe that we have secured sufficient funds to complete construction of the Nebraska plant. However, our capital requirements for start up of the Nebraska plant will require us to obtain at least $17 million of additional equity and debt financing to fund start-up related activities including working capital. Other future capital requirements will primarily depend on the cost and timing to complete the Aberdeen plant expansion, Indiana plant and Minnesota plant and the number of additional plants we construct or acquire, the timing of those plant openings or acquisitions within a given fiscal year and the need to fund operating losses, as well as the terms of any other corporate opportunities we undertake. These requirements will include costs directly related to constructing or acquiring new ethanol plants and may also include costs necessary to ensure that our infrastructure, including technology and distribution capabilities, is able to support multiple plants. We can provide no assurances at this time as to the timing of such an expansion, or whether such an expansion will occur.

Based on our business plan and current construction cost estimates, we believe the Aberdeen plant expansion construction and start-up costs will cost approximately $80.0 million, and we believe the Indiana plant construction and start-up (including working capital) will cost approximately $175.0 million, and we do not yet have cost estimates for the Minnesota plant. We are seeking to raise additional equity and debt financing for the South Dakota plants, described earlier in our Liquidity and Capital Resources section of this 10-QSB under the section Debt Financing for the South Dakota Plants. Depending on the level of future equity financing obtained we expect to require significant debt financing to fund the Aberdeen plant expansion and the Indiana plant, as well as additional equity and debt financing to fund the Minnesota plant. We also need to raise significant additional equity financing to construct the Minnesota plant.

If we do not receive proceeds from the WestLB debt financing described earlier in our Liquidity and Capital Resources section of this 10-QSB under the section Debt Financing for the South Dakota Plants or other sources, we will need to obtain additional equity and debt financing in order for Heartland Grain Fuels to continue funding the Aberdeen plant expansion as scheduled. We are in the process of exploring various alternatives for financing, but there are no assurances that we will be able to obtain financing on acceptable terms or at all or if we can obtain it, whether we will be able to obtain the approvals necessary to finance the Aberdeen plant expansion.

We do not have definitive contracts with any bank, lender or financial institution for debt financing for the Aberdeen expansion, Indiana plant or Minnesota plants and there is no assurance that we will be able to secure this financing. Completion of the Indiana plant relies primarily on our ability to attract these loans and close on sufficient future equity financing. Completion of the Minnesota plant relies in part on our ability to raise sufficient equity and debt financing.

With the placement of the subordinated exempt facilities revenue bonds to Fillmore County, we have an obligation that may require funding if our cash flows from operations will not cover repayment of these bonds.

We intend to satisfy our capital requirements in fiscal 2007 with existing cash and funds available under our credit facilities, cash generated from operations, primarily from our South Dakota plants and the proceeds from future equity and debt financings. However, if capital requirements for our business strategy change, or other factors change our capital requirements, we may need to seek additional debt or equity financing in the public or private markets. There is no assurance that financing will be available to us on acceptable terms or at all.

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

Quantitative and Qualitative Disclosures About Market Risk For Our Current Operations

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the nine months ended June 30, 2007, sales of ethanol represented 89.12% of our total production revenues and corn costs represented 69.2% of total cost of sales. In general, ethanol prices are affected by the supply and demand for gasoline, the availability of other fuel oxygenates and the regulatory climate. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. Traditionally, we have not been able to pass along increased corn costs to our ethanol customers. At June 30, 2007, the price per gallon of ethanol and the price per bushel of corn on the Chicago Board of Trade were $1.95 and $3.29, respectively.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 13.0% of total cost of sales for the nine months ended June 30, 2006. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At June 30, 2007, the price of natural gas on the New York Mercantile Exchange was $6.80 per MMBtu.

To reduce price risk caused by market fluctuations in the cost of corn and natural gas, we have entered into forward purchase contracts. As of June 30, 2007, we had entered into forward purchase contracts representing approximately 17% of our current corn requirements, and guaranteed prices for our natural gas representing approximately 12% of our current natural gas usage. As of June 30, 2007, we had not entered into any transactions in an effort to mitigate risks associated with changes in the price of ethanol for our current production at HGF.

The following represents a sensitivity analysis that estimates our annual exposure to market risk with respect to our current corn and natural gas requirements and ethanol sales. Market risk is estimated as the potential impact on operating income resulting from a hypothetical 10.0% change in the fair value of our current corn and natural gas requirements and ethanol sales, net of corn and natural gas forward contracts used to hedge market risk with respect to our current corn and natural gas requirements. We expect to be subject to additional market risk as our future production capacity increases. The results of this analysis, which may differ from actual results, are as follows:

	Estimated
	At Risk		Hypothetical		Change in Annual
	Volume(1)		Change in	Spot	Operating Income
	(in millions)	Units	Price	Price(2)	(in millions)
Corn	12.0	bushels	10.0%	$3.29	$3.9
Natural gas	0.97	MMBtu	10.0%	$6.80	$0.7
Ethanol	39.0	gallons	10.0%	$1.95	$7.6

(1)             The volume of corn is based on the assumption that we will enter into forward contracts for 17% of our estimated current 14.4 million bushel annual requirement. The volume of natural gas is based on the assumption that we will enter into forward contracts for 12% of our estimated 1,100,000 MMBtu annual requirement. The volume of ethanol is based on the current aggregate capacity of the Aberdeen and Huron plants. We expect that as our production capacity increases, we will be exposed to additional market risk with respect to corn, natural gas and ethanol prices.

(2)              Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn as of June 30, 2007 and NYMEX price per MMBtu of natural gas as of June 30, 2007.

Interest Rate / Foreign Exchange Risk

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of June 30, 2007, we had $66.2 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates we will incur additional annual interest charges of $662,000. We have not contracted for any derivative financial instruments.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

None.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits

Exhibit No.	Description	Method of Filing
3.1	Certificate of Formation	Incorporated by Reference (1)
3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated by Reference (2)
10.1	Form of 15% Subordinated Convertible Promissory Note to be issued to Ethanol Investment Partners, LLC.	Incorporated by Reference (3)
10.2	Employment Agreement with Perry C. Johnson dated June 25, 2007†	Filed Electronically
10.3	Registration Rights Agreement with Ethanol Investment Partners, LLC dated June 25, 2007	Filed Electronically
10.4	Credit Agreement between HGF Acquisition, LLC and Kruse Investment Company, Inc. dated February 12, 2007, as amended	Filed Electronically
10.5	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006, as amended	Filed Electronically
10.6	Lump-Sum Design-Build Agreement between ABE Northfield, LLC and Fagen, Inc. dated February 7, 2007, as amended*	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically

*       Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the SEC.

†       Management compensatory plan/arrangement.

(1)             Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 000-52421).

(2)             Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 000-52421).

(3)             Incorporated herein by reference to Exhibit to the Registrant’s Current Report on Form 8-K, filed on June 19, 2007 (File No. 000-52421).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: August 14, 2007	By:	/s/ Revis L Stephenson III
Revis L. Stephenson III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Richard Peterson
Richard Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Certificate of Formation	Incorporated by Reference
3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated by Reference
10.1	Form of 15% Subordinated Convertible Promissory Note to be issued to Ethanol Investment Partners, LLC on or about June 20, 2007	Incorporated by Reference
10.2	Employment Agreement with Perry C. Johnston dated July 7, 2007†	Filed Electronically
10.3	Registration Rights Agreement with Ethanol Investment Partners, LLC dated June 25, 2007	Filed Electronically
10.4	Credit Agreement between HGF Acquistion, LLC and Kruse Investment Company, Inc. dated February 12, 2007, as amended	Filed Electronically
10.5	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006, as amended	Filed Electronically
10.6	Lump-Sum Design-Build Agreement between ABE Northfield, LLC and Fagen, Inc. dated February 7, 2007, as amended*	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically

*                    Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the SEC.

†                     Management compensatory plan/arrangement.