Form 10KSB
period 2007-09-30
Advanced BioEnergy, LLC
filed 2007-12-31
CIK 1325740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

Commission file number: 000-52421

ADVANCED BIOENERGY, LLC
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	20-2281511
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10201 Wayzata Boulevard, Suite 250
Minneapolis, Minnesota 55305
(763) 226-2701
(Address, including zip code, and telephone number,
including area code, of Small Business Issuer’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Membership Units

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

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

The aggregate market value of membership units held by non-affiliates of the registrant was approximately $111,394,164 as of December 27, 2007, based upon a price of $14.00 per unit. Units held by each executive officer and director have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer status is not necessarily a conclusive determination for other purposes.

State the issuer’s revenues for its most recent fiscal year: $58,377,000

As of December 27, 2007, the number of outstanding units was 9,948,028.

Transitional Small Business Disclosure Format (check one)  Yes ☐     No ☑

ADVANCED BIOENERGY, LLC
FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

BACKGROUND

INTELLECTUAL PROPERTY

Advanced BioEnergytm, our logos and the other trademarks, trade names and service marks of Advanced BioEnergy mentioned in this report are our property. This report also contains trademarks and service marks belonging to other entities.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of this Annual Report on Form 10-KSB. These risks and uncertainties include, but are not limited to, the following:

•	we may not have available capital to complete the plants discussed in this report;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	our future plant operations are subject to construction risks and fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	we are very dependent on Fagen, Inc. and ICM, Inc. for the construction, design and technology for our plants and any loss of our relationships with Fagen and ICM may cause us to delay or abandon the projects;

•	conflicts of interest may arise in the future between us, our members, our directors and the companies upon which we will depend;

•	our units are subject to a number of transfer restrictions and no public market exists for our units and none is expected to develop;

•	members’ voting rights are limited and we are managed by a board of directors and officers;

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the Securities and Exchange Commission, known as the Commission, that advise interested parties of the risks and factors that may affect our business.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

ITEM 2.	DESCRIPTION OF PROPERTIES

COMPANY OVERVIEW

Throughout this report we use the terms we, our company and us to refer to Advanced BioEnergy, LLC and all of its consolidated subsidiaries, which includes Indiana Renewable Fuels, LLC, ABE Heartland, LLC (f/k/a/ HGF Acquisition, LLC), ABE Fairmont, LLC and ABE Northfield, LLC. It also includes Heartland Grain Fuels, L.P., known as HGF, and Dakota Fuels, Inc., the general partner of HGF known as Dakota Fuels, which are wholly-owned subsidiaries of ABE Heartland, LLC.

We are a Delaware limited liability company formed in 2005 to develop, construct, own and operate ethanol plants and other biofuel businesses. We intend to establish a multi-plant presence across the U.S. in order to ensure access to a variety of markets for ethanol and its co-products, capitalize on transportation and logistics advantages and reduce the impact of local or regional drought or disease that could affect the demand for or supply of corn and our products. We plan to take a comprehensive and geographically diverse approach to ethanol production while keeping our commitment to the local communities in which these plants operate.

We recently completed the construction and start-up of a 100 million gallons per year dry mill corn-processing ethanol plant near Fairmont, NE, known as the Fairmont plant. The Fairmont plant is expected to process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,000 tons of dried distillers grains with solubles and will produce 296,000 tons of raw carbon dioxide gas which we will not capture. We own and operate dry mill corn-processing ethanol plants in Aberdeen and Huron, SD with production capacity of nine million gallons per year and 30 million gallons per year, respectively. We also have an ethanol plant with production capacity of 40 million gallons per year under construction in Aberdeen, SD, adjacent to our existing plant. The Aberdeen plant expansion is expected to be completed during the first calendar quarter of 2008. We are also planning the construction of a 110 million gallons per year dry mill corn-processing ethanol plant near Argos, IN, known as the Indiana plant, and a 100 million gallons per year dry mill corn-processing ethanol plant near Northfield, MN, known as the Minnesota plant.

Our website address is http://www.advancedbioenergy.com. Information on our website is not part of or incorporated into this report.

We anticipate that our business will primarily be that of the production and marketing of ethanol and co-products, including distillers wet and dried grains. We currently do not have any other lines of business or other sources of revenue other than the sale of ethanol and ethanol co-products. We expect that the ethanol production technology we will use in our plants either under construction or in development will be supplied by Fagen, Inc. and/or ICM, Inc. and that we will either own, or obtain the requisite licenses to, the technology that is necessary for production of ethanol and ethanol co-products.

COMPANY STRUCTURE

Our operations are carried out primarily through our subsidiaries HGF and ABE Fairmont, which own and operate the Aberdeen and Huron, SD plants and Fairmont, NE plant, respectively. On November 8, 2006, we purchased approximately 53% of the limited partnership interests in HGF and 51% of the common shares of Dakota Fuels. On May 14, 2007, we purchased all of the remaining limited partnership interests in Heartland Grain Fuels and the common shares of Dakota Fuels, which resulted in our company owning 100% of HGF and Dakota Fuels. Our subsidiary ABE Northfield, LLC was formed to own and operate the Minnesota plant, which is currently in the development stage. All service contracts, credit agreements and regulatory permits that we originally entered into have been assigned to the appropriate subsidiary. We acquired Indiana Renewable Fuels, LLC on June 15, 2006, which we intend will own and operate the Indiana plant.

The following diagram shows our organizational structure as of December 27, 2007:

FACILITIES

The table below provides a summary of our ethanol plants in operation, under construction and in development as well as projects that we are currently evaluating as of December 27, 2007:

		Estimated
		Annual	Estimated
		Ethanol	Annual	Estimated
		Production	Distillers	Annual
		Nameplate	Grains	Corn	Production	Primary
Location	Status	Capacity	Production(3)	Processed	Process	Energy Source	Builder
		(Million gallons	(Tons)	(Million bushels)
		per year)

Fairmont, NE	In operation(1)	100	321,000	35.7	Dry-Mill	Natural Gas	Fagen
Aberdeen, SD	In operation	9	28,750	3.2	Dry-Mill	Natural Gas	Broin
Huron, SD	In operation	30	96,000	10.7	Dry-Mill	Natural Gas	ICM
Aberdeen, SD	Under construction(2)	40	128,000	14.3	Dry-Mill	Natural Gas	ICM
Argos, IN	In development	110	350,000	39.3	Dry-Mill	Natural Gas/ Methane	ICM
Northfield, MN	In development	100	321,000	35.7	Dry-Mill	Natural Gas	Fagen

(1)	The Fairmont plant commenced operations on October 25, 2007.

(2)	We expect the plant to be completed and in substantial operation during the first calendar quarter of 2008.

(3)	All plants produce or will produce and sell wet and dried distiller grains. The stated quantities are on a fully dried basis operating at nameplate capacity.

Our corporate headquarters, located in Minneapolis, Minnesota, is approximately 5,302 square feet, under lease until November 2010.

As of December 27, 2007, we operated three plants, of which all were owned sites. We expect our second Aberdeen site to be in substantial operation during the first calendar quarter of 2008.

Below is a table showing the location of our principal plants:

Location	Owned/Leased	Square Feet

Fairmont, NE	Owned	134,850
Aberdeen, SD	Owned	68,175
Huron, SD	Owned	44,082
Aberdeen, SD	Owned	25,827

We believe that each of the operating facilities are in adequate condition to meet our current and future production goals. We believe that these plants are adequately insured for replacement cost plus related disruption expenditures. We believe that our Aberdeen plant currently under construction is adequately covered with a builders risk policy.

The senior creditor of the Fairmont plant is secured by a first mortgage on the plant real estate and a security interest lien on the site’s personnel property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the Fairmont plant. We pledged a first-priority security interest and first lien on the South Dakota plants to the collateral agent for the senior creditor of these plants and a continuing security interest and lien in all South Dakota plants to the trustee of the subordinated solid waste facilities revenue bonds used to finance the South Dakota plants.

We utilize the expertise of our internal personnel and the relationships with outside consultants to continue the development of our existing ethanol facilities, identify new sites and develop additional facilities in the future. Our site location criteria include many factors. Among these are corn, transportation and logistics infrastructure, water, utilities and ethanol and distillers grains markets.

We utilize in-house expertise as well as industry-leading consultation services to analyze the feasibility of obtaining corn as feedstock for each potential site and weigh that knowledge with a similar analysis of logistical advantages and disadvantages in moving ethanol to both existing and projected new markets. We begin consultation with relevant rail carriers early in the process for corn supply, ethanol and distillers grains transportation and begin equally as early our consultation with local corn farmers and cooperatives for feedstock supply. We pay special attention to rail design to allow for proper rail design to load unit train quantities of ethanol and distillers grains to capture better freight rates for our products. We also take into consideration numerous zoning issues, permits and environmental laws and regulations prior to choosing a plant site.

We contract with third parties for assistance in analysis of water and natural gas for production processes. At the same time, we work with local electricity suppliers to secure electrical power for our production facilities. Additionally, we position sites near a qualified labor force as well as community services that are capable of attracting and retaining high quality personnel.

We have identified a number of potential building sites, and are currently completing the development process on these sites, including those near Argos, IN and Northfield, MN. Selection and potential construction of projects is contingent on zoning, permitting, financing and other factors. Typically, a construction project will take approximately 18 months from the time that the contractor mobilizes at the site until the production facility is operational. We currently have no plans to commence construction of any new plants in 2008.

RAW MATERIALS

Our production facilities produce ethanol by using a dry-mill process, which yields approximately 2.8 gallons of ethanol and approximately 17.9 pounds of dried distillers grains per bushel of corn processed.

Corn and natural gas are major components of our production process. When the facilities that are producing and under construction are operating at nameplate capacity; they will require approximately 64 million bushels of corn per year in order to produce 179 mmgy of ethanol. We have a grain origination agreement with South Dakota Wheat Growers Association to originate, store and deliver corn to the Aberdeen and Huron plants. The corn for the facilities are generally delivered to the facilities by truck from the local area. At Fairmont we source our corn both directly from farmers located near our facilities and from local dealers.

We purchase corn through cash fixed-priced contracts and other physical delivery contracts. However, in an attempt to offset some of the volatility of commodity costs, we may enter into cash fixed-price contracts or derivatives to lock in a price or purchase a portion of our corn requirements. We also utilize hedging positions in the corn futures market to manage the risk of excessive corn price fluctuations for a portion of our corn requirements.

Our forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed-prices or prices based on the Chicago Board of Trade (CBOT) prices. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. We purchase a portion of our corn on a spot basis. For those spot purchases, daily corn bids are posted on our company web-site.

Our ethanol production also requires significant quantities of natural gas, which has historically been subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions and overall economic conditions. We have constructed our own natural gas pipelines for the Aberdeen and Fairmont plants. These pipelines originate at interstate transport pipelines and allow our plants to source gas from various national marketers without paying transportation cost to the local utility. We purchase natural gas from local utilities and national suppliers for the Huron plant. We hedge a portion of our exposure to natural gas price risk from time to time by using fixed-price or futures contracts.

MARKETING OF PRODUCTS

Ethanol

We have ethanol marketing agreements with Renewable Products Marketing Group, LLC, known as RPMG, and Aventine Renewable Energy, Inc., known as Aventine, for the ethanol produced at our facilities.

RPMG markets all ethanol produced by the Fairmont plant pursuant to a pooled marketing agreement. We receive a price equal to the actual pooled price received by RPMG, less the expense of distribution and a marketing fee charged per gallon of ethanol sold. The initial term of the agreement expires on March 31, 2009. After the initial term, the agreement automatically renews for successive one-year terms unless terminated by either party upon 90 days notice. The ethanol is distributed by truck and rail from the plant.

Aventine markets all ethanol produced by the Huron and Aberdeen plants under a pooled marketing agreement. Under terms of the agreement, Aventine purchases all the ethanol produced at the two plants at a price at which Aventine resold the ethanol less cost of distribution and a sales commission. The initial term of the agreement expires on November 30, 2008. After the initial term, the agreement automatically renews for successive one-year terms unless terminated by either party upon one year’s prior written notice. We recently elected not to renew the agreement and we are currently renogotiating the terms of the agreement. Ethanol is distributed by truck and rail from the Huron and Aberdeen plants.

Distillers Grains

All our facilities operating or under construction can manufacture wet or dried distillers grains. We monitor the values of wet and dry distillers grains and manufacture the correct product to maximize return to the plant. We market and sell the distillers grains from the plants to local, regional and national markets.

We have entered a dried distillers marketing agreement with Cenex Harvest States, known as CHS, for the sale of all dried distillers grains produced by the Fairmont plant. We have retained the right to independently market the wet distillers grains. Under the terms of the agreement, we receive a price equal to 99% of the actual sale price received by CHS from its customers, less customary freight cost and $.90 per ton of distillers dried grains removed from the Fairmont plant.

For the Huron and Aberdeen plants, we have entered into a by-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds markets locally the sale of distillers grains produced at these facilities to third parties for an agreed upon commission. We set the prices for the distillers grains sold through Dakotaland Feeds. All distillers grains sold locally leave the plants by trucks. We market the dried distillers grains produced by the Huron and Aberdeen plants that are sold nationally. These distillers grains leave the plants by truck and rail.

Carbon Dioxide

Carbon dioxide is produced at our plants as a result of the ethanol production process. Currently, we do not capture our carbon dioxide production for sale.

ETHANOL MARKETS IN GENERAL

Ethanol has important applications. Primarily, ethanol can be used as an oxygenate capable of reducing air pollution and improving automobile performance. The ethanol industry is heavily dependent on several economic incentives to produce ethanol. We believe ethanol markets are primarily national markets.

Local Ethanol Markets

Local markets are limited and must typically be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold, which depresses the ethanol price.

Regional Ethanol Markets

Typically, a regional market is one that is outside of the local market, yet within the neighboring states. This market will likely be serviced by rail and is within a 450-mile radius of the ethanol plant. Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures in either carbon monoxide or ozone non-attainment areas, such as Chicago, St. Louis, Denver and Minneapolis.

Generally, we believe the regional markets surrounding our plants provide an important market to grow our business. We believe the freight charge is reasonable, the competition, while aggressive, is not too severe, and the turn-around time on rail cars is favorable. Regional pricing tends to follow national pricing less the freight difference. As with national markets, we believe the use of a group-marketing program or a marketer is advantageous, especially in the first one to three years of operation.

We plan to transport our ethanol primarily by rail. In addition to rail, we may try to service these markets by truck. Occasionally, there are opportunities to obtain backhaul rates from local trucking companies. These are rates that are reduced since the truck is loaded both ways. Normally, the trucks drive to the refined fuels terminals empty and load gasoline product for delivery. A backhaul is the opportunity to load the truck with ethanol to return to the terminal.

National Ethanol Markets

The national ethanol market consists primarily of the southern U.S. and the east and west coast regions. These regions are serviced predominantly by rail from ethanol plants located in the Midwest.

PRIMARY USES OF ETHANOL

Octane Enhancer

Pure ethanol possesses an average octane rating of 113, enabling refiners to conform lower octane blendstock to gasoline standards, while also expanding the volume of fuel produced. In addition, ethanol is commonly added to finished regular grade gasoline at the wholesale terminal as a means of producing higher octane mid-grade and premium gasoline. At present, ethanol represents one of the few commercially viable sources of octane enhancer available to refiners.

Clean Air Additive

A clean air additive is a substance that, when added to gasoline, reduces tailpipe emissions, resulting in improved air quality characteristics. Ethanol contains 35% oxygen, approximately twice that of MTBE, a historically used oxygenate. The additional oxygen found in ethanol results in more complete combustion of the fuel in the engine cylinder, which reduces tailpipe emissions by as much as 30%, including a 12% reduction in volatile organic compound emissions when blended at a 10% level. Ethanol, which is non-toxic, water soluble and biodegradable, replaces some of the harmful gasoline components, including benzene.

Fuel Extender

Ethanol extends the volume of gasoline by the amount of ethanol blended with conventional gasoline, thereby reducing dependence on foreign crude oil and refined products. Furthermore, ethanol is easily added to gasoline after the refining process, reducing the need for large, capital intensive capacity expansion projects at refineries.

E85, a Gasoline Alternative

Ethanol is the primary blend component in E85. The number of service stations that sell E85 has grown rapidly, and, as of November 30, 2007, 1,379 retail stations currently supply it in the U.S. The National Ethanol Vehicle Coalition estimates that six million U.S. vehicles are flexible fuel vehicles, or FFVs. In June 2006, General Motors, Ford and DaimlerChrysler publicly committed to doubling their respective annual FFV production.

BY-PRODUCTS

The principal by-product of the ethanol production process is distillers grains, a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry and also to the poultry and swine markets. Distillers grains contain bypass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. According to a 1986 study by the University of Nebraska reported in “Nebraska Company Extension Study MP51 — Distillers Grains,” bypass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distillers grains: distillers wet grains with solubles, known as distillers wet grains, distillers modified wet grains with solubles, known as distillers modified wet grains, and distillers dry grains with solubles. Distillers wet grains is processed corn mash that contains approximately 70% moisture and has a shelf life of approximately three days. Therefore, it can be sold only to farms within the immediate vicinity of an ethanol plant. Distillers modified wet grains are distillers wet grains that have been dried to approximately 50% moisture. It has a slightly longer shelf life of approximately three weeks and is often sold to nearby markets. Distillers dried grains are distillers wet grains that have been dried to 10% moisture. Distillers dried grains have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

CORN MARKET

In 2006, the ethanol industry consumed approximately 1.6 billion bushels of corn, which approximated 14% of the 11.2 billion bushels of 2005 domestic corn production. The U.S. Department of Agriculture expects planted corn acreage to continue growing primarily due to conversion of other cropland, and corn production to continue to increase due also to continuation of current yield trends.

We anticipate establishing ongoing business relationships with local farmers and grain elevators to acquire the corn needed for our plants. Except for the Heartland Grain Fuels grain origination agreement, we have no other significant contracts, agreements or understandings with any grain producer. Although we anticipate procuring grains from these sources, there can be no assurance that needed grains can be procured on acceptable terms, if at all.

We have hired a commodities manager at the Fairmont plant, to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts through grain elevators. We expect the commodities manager will utilize forward contracting and hedging strategies, including certain derivative instruments such as futures and option contracts, to manage our commodity risk exposure and optimize finished product pricing on our behalf. We anticipate that most of our grain will be acquired in this manner. We intend to use forward contracting and hedging strategies to help guard against price movements that often occur in corn markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities will depend on, among other things, the cost of corn and our ability to sell enough ethanol and distillers grains to use all of the corn subject to futures and option contracts we have purchased as part of our hedging strategy. Although we will attempt to link hedging activities to sales plans and pricing activities, hedging activities themselves can result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant.

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol by processing corn or possibly other raw grains such as grain sorghum or milo. The corn and other grains are received by rail and by truck, then weighed and unloaded in a receiving building. It is then be transported to storage bins. Thereafter, it is converted to a scalper to remove rocks and debris before it is transported to a hammermill or grinder where it is ground into a mash and conveyed into a slurry tank for enzymatic processing. Then, water, heat and enzymes are added to break the ground grain into a fine slurry. The slurry is heated for sterilization and pumped to a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast is added, to begin a batch fermentation process. A vacuum distillation system divides the alcohol from the grain mash. Alcohol is then transported through a rectifier column, a side stripper and a molecular sieve system where it is dehydrated. The 200 proof alcohol is then pumped to farm shift tanks and blended with 5% denaturant, usually gasoline, as it is pumped into storage tanks. The 200 proof alcohol and 5% denaturant constitute ethanol.

Corn mash from the distillation stripper is pumped into one of several decanter-type centrifuges for dewatering. The liquid, known as thin stillage, is then pumped from the centrifuges to an evaporator where it is dried into thick syrup. The solids that exit the centrifuge or evaporators, known as the wet cake, are conveyed to the distillers dried grains dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process will produce distillers grains, which is processed corn mash that can be used as animal feed.

The following flow chart illustrates the dry mill process:

Source: Renewable Fuels Association

THERMAL OXIDIZER

Ethanol plants such as ours may produce odors in the production of ethanol and its primary by-product, distillers dried grains with solubles, which some people may find to be unpleasant. We attempt to eliminate odors by routing dryer emissions through thermal oxidizers. Thermal oxidation significantly reduces any unpleasant odors caused by the ethanol and distillers grains manufacturing process. Thermal oxidation, which burns emissions, eliminates a significant amount of the volatile organic carbon compounds in emissions that cause odor in the drying process and allows us to meet the applicable permitting requirements. We believe this addition to the ethanol plants reduces the risk of possible nuisance claims and any related negative public reaction.

REGULATORY PERMITS

We are subject to extensive air, water and other environmental regulations and need to obtain a number of environmental permits to construct and operate the plants. In addition, we are required to obtain and maintain various environmental permits under our senior credit facility.

COMPETITION

Ethanol

The ethanol market is highly competitive. According to the Renewable Fuels Association, known as the RFA, as of November 2007 133 ethanol facilities have production capacity of over 7.2 billion gallons per year and another 6.2 billion gallons per year of production is under construction. Brazil and the U.S. are the world’s largest fuel ethanol producers. The ethanol industry in the U.S. is primarily corn based, while the Brazilian ethanol industry is primarily sugar cane based.

Major producers of fuel grade ethanol in the U.S. are Archer Daniels Midland, VeraSun Energy Corporation, US BioEnergy Corporation, Abengoa Bioenergy Corp., Cargill and Aventine Renewable Energy Holdings, Inc. The industry is otherwise highly fragmented, with many small independent firms and farmer-owned cooperatives constituting the rest of the market.

Distillers Grains

Distillers grains compete with many other feed ingredients in the livestock and poultry production industry. The majority of distillers grains are sold domestically with exports increasing to Canada, Latin America and Asia. Sales of wet and dried distillers are highly dependent on product quality, availability and price of competing feed ingredients.

LEGISLATION AND ENVIRONMENTAL

The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal and state ethanol supports.

The Renewable Fuels Standard

The most recent ethanol supports are contained in the Energy Independence and Security Act of 2007, which was signed into law on December 19, 2007 and is expected to impact the ethanol industry by enhancing both the production and use of ethanol. This legislation modifies the provisions of the Energy Policy Act of 2005 which created a Renewable Fuels Standard, known as the RFS. The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. RFS will apply to refineries, blenders, distributors and importers, but will not restrict the geographic areas in which renewable fuels may be used. This should allow refiners, blenders, distributors and importers to use renewable fuel blends in those areas where it is most cost effective. The RFS requires that 9 billion gallons be sold or dispensed in 2008, increasing to 36 billion gallons by 2022. According to the Renewable Fuels Association, RFS is expected to lead to new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this requirement may cause ethanol prices to increase in the short term due to additional demand, supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Alternatively, since the RFS began at 4 billion gallons in 2006 and national production exceeded this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This would have an immediate adverse effect on our earnings.

The Clean Air Act and Oxygenated Gasoline Program

Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Oxygenated Gasoline Program, which became effective November 1, 1992. The Oxygenated Gasoline Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has also increased as the result of a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995 and requires the sale of reformulated gasoline in numerous areas to reduce pollutants, specifically those that contribute to ground level ozone, better known as smog. Reformulated gasoline that meets the performance criteria set by the Clean Air Act can be reformulated in a number of ways, including the addition of oxygenates to the gasoline. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol. MTBE has been linked to groundwater contamination and has been banned from use in many states. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol rather than MTBE. Prior to the passage of the Energy Policy Act of 2005, the reformulated gasoline program included a requirement that reformulated gasoline contain 2% oxygenate. The Energy Policy Act of 2005 repealed that requirement immediately in California and 270 days after enactment elsewhere. Although the repeal of the oxygenate requirement may have some impact, the EPA’s analysis of the elimination of the 2% oxygenate requirement indicated that ethanol will continue to be used in reformulated gasoline after the repeal of the oxygenate requirement. The EPA’s assessment was based on past analyses of ethanol in reformulated gasoline despite removal of the oxygenate requirement, current gasoline prices and the tightness in the gasoline market, the favorable economics of ethanol blending, a continuing concern over MTBE use by refiners, the emission performance standards still in place for reformulated gasoline and the upcoming renewable fuels mandate.

The Volumetric Ethanol Excise Tax Credit

The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit, known as VEETC, and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This is expected to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill created a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether, known as ETBE, including ethanol in E85 (an 85% ethanol fuel blend) and E20 (a 20% ethanol fuel blend) in Minnesota. The VEETC is scheduled to expire on December 31, 2010.

Small Ethanol Producer Tax Credit

The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. We anticipate that our annual production will exceed production limits of 60 million gallons per year and that we will be ineligible for the credit.

Clean-Fuel Vehicle Refueling Equipment Tax Credit

In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service following December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Imported Ethanol Tariffs and Quotas

Currently, there is a $0.54 per gallon tariff on imported ethanol, which is scheduled to expire in January 2009. Ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the U.S. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. The

International Trade Commission recently announced the 2005 CBI import quota of 240.4 million gallons of ethanol. Last year, legislation was introduced in the Senate that would limit the transshipment of ethanol through the CBI. It is possible that similar legislation will be introduced this year; however, there is no assurance or guarantee that such legislation will be introduced or that it will be successfully passed. We expect that enactment of the legislation would decrease the total supply of ethanol in the U.S. market relative to demand and increase domestic prices.

State Legislation Banning or Limiting MTBE Use

As of February 2007, 25 states, including California and New York, have banned or significantly limited the use of MTBE due to environmental and public health concerns. Ethanol has served as a replacement for much of the discontinued volumes of MTBE and is expected to continue to replace future volumes of MTBE that are removed from the fuel supply. However, there is a limited amount of MTBE to be replaced, and we do not expect this to have a significant impact on our business.

The ethanol industry and our business depend upon continuation of the federal and state ethanol supports discussed above. These government incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the government incentives may be continued at lower levels than those at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income and the value of your investment.

EMPLOYEES

As of December 27, 2007, we had 132 full time employees. None of our employees are covered by a collective bargaining agreement.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our financial performance will be highly dependent on commodity prices, which are subject to significant volatility, uncertainty, and supply disruptions, so our results may be materially adversely affected.

Our results of operations and financial condition will be significantly affected by the cost and supply of corn and natural gas; and by the selling price for ethanol, distillers grains, and gasoline, which are commodities. Generally, higher corn prices will produce lower profit margins, and corn prices have risen significantly over the past several quarters. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no control. If a period of high corn prices were to be sustained for some time, this pricing may reduce our ability to generate revenues and harm our profitability because of the higher cost of operating. We purchase our corn in the cash market and from time to time hedge corn price risk through futures contracts, options and over-the-counter instruments to reduce short-term exposure to price fluctuations. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high corn prices. Hedging activities themselves can result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur these costs and they may be significant.

Our revenues will be exclusively dependent on the market prices for ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, the level of government support and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.

The growth of our business will be dependent upon the availability of adequate capital.

The growth of our business will depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt financing. To date, we have relied on equity and debt capital to finance construction and start up of our plants. The equity and debt capital markets diminished significantly in the second half of 2007 and may shut down indefinitely. We cannot assure you that our operations will generate positive cash flow or that we will be able to obtain equity or debt financing necessary to complete, or even to start, our development projects on acceptable terms or at all.

The spread between ethanol and corn prices can vary significantly and profitability from our production facilities is dependent on this spread.

Gross profit on gallons produced at our facilities, which accounts for the substantial majority of our operating income, is principally dependent on the spread between ethanol and corn prices. The spread between ethanol and corn prices in the summer of 2006 was at historically high levels, driven in large part by high oil prices and shortages of ethanol. The spread between ethanol and corn prices has fallen significantly since the summer of 2006. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our financial performance. During our last fiscal year, CBOT spot ethanol was $2.49 per gallon on January 3, 2007 and was $1.55 per gallon on September 28, 2007. Conversely, CBOT spot corn was $3.70 per bushel on January 3, 2007 and was $3.73 per bushel on September 28, 2007. If the spread decreases below a certain level, we will experience losses.

Our business is highly sensitive to corn prices, and we generally cannot pass on increases in corn prices to our customers.

Corn is the principal raw material we use to produce ethanol and distillers grains. As a result, changes in the price of corn can significantly affect our business. Because ethanol competes with fuels that are not corn-based, we generally are unable to pass along increased corn costs to our customers, and accordingly, rising corn prices tend to produce lower profit margins. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions (including droughts) and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. For example, over the eleven-year period from 1996 through 2006, corn prices (based on Chicago Board of Trade, or CBOT, daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.45 per bushel during this period. During our last fiscal year spot CBOT corn price has ranged from a low of $2.64 per bushel on October 3, 2006 to a high of $4.25 per bushel on February 26, 2007. The industry has experienced significantly higher corn prices commencing in the fourth quarter of 2006, which have remained at substantially higher levels than 2006.

We may have difficulty obtaining enough corn to operate the plants profitably.

There may not be an adequate supply of corn produced in the areas surrounding our plants to satisfy our requirements. Even if there is an adequate supply of corn and we make arrangements to purchase it, we could encounter difficulties finalizing the sales transaction and securing delivery of the corn. If we do not obtain corn in the quantities we plan to use, we may not be able to operate our plants at full capacity. If the price of corn in our local markets is higher due to lack of supply, drought, or other reasons, our profitability may suffer and we may incur significant losses from operations. As a result, our ability to make a profit may decline.

The price of distillers grains is affected by the price of other commodity products, such as soybean meal, and decreases in the price of these commodities could decrease the price of distillers grains.

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as soybean meal, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. Because the price of distillers grains is not tied to production costs, decreases in the price of distillers grains will result in us generating less revenue and lower profit margins.

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

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we use in our manufacturing process.

We rely upon third parties for our supply of natural gas, which is consumed in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, hurricanes in the Gulf of Mexico, and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. Natural gas costs represented approximately 12.5% of our cost of goods sold in fiscal 2007, compared to 20.5% for fiscal 2006. The price fluctuations in natural gas prices over the seven-year period from December 31, 1999 through December 31, 2006, based on the New York Mercantile Exchange or NYMEX, daily futures data, has ranged from a low of $1.83 per million British Thermal Units, or MMBTU, on September 26, 2001 to a high of $15.38 per MMBTU on December 23, 2005, averaging $5.63 per MMBTU during this period. At September 30, 2007, the NYMEX price of natural gas was $7.92 per MMBTU.

Our ability to successfully operate is dependent on the availability of energy and water at anticipated prices.

Adequate energy and water is critical to ethanol plant operations. Supply disruptions or price increases of energy and water could have a material adverse affect on our profitability.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results.

We may enter into contracts to supply a portion of our ethanol production or purchase a portion of our corn or natural gas requirements on a forward basis and also engage in other hedging transactions involving exchange-traded futures contracts and over the counter derivative instruments for corn, natural gas and unleaded gasoline. The price of unleaded gasoline also affects the price we receive for our ethanol under indexed contracts. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn and natural gas) or sold (ethanol). Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol. We also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline.

Hedging activities require varied amounts of capital depending on the type of hedging instrument utilized by the company. The company reviews its capital adequacy on an ongoing basis to review the amount of available capital to implement any hedging strategy. Not having adequate capital to utilize various hedging strategies may result in a loss for the company.

Our business is subject to seasonal fluctuations.

Our operating results are influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary products, ethanol and distillers grains. In recent years, the spot price of corn tended to rise during the spring planting season in May and June and tended to decrease during the fall harvest in October and November. The price for natural gas however, tends to move opposite of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, our ethanol prices vary during the year. The price of distillers grains tends to rise during the fall and winter cattle feeding seasons and be lower in the spring and summer. Given our limited history, we do not know yet how these seasonal fluctuations will affect our results over time.

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

Certain of our directors and officers have other interests that may result in conflicts of interest.

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

RISKS RELATED TO THE ETHANOL INDUSTRY

As more ethanol plants are built, ethanol production will increase and, if demand does not sufficiently increase, the price of ethanol and distillers grains may decrease.

According to the RFA, domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January of 1999 to 7.2 billion gallons per year in November 2007. In addition, there is a significant amount of capacity being added to the ethanol industry. According to the RFA, as of December, approximately 6.2 billion gallons per year of production capacity is currently under construction at 77 new and existing facilities. This capacity is being added to address anticipated increases in demand. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all. If the ethanol industry has excess capacity, it could have a material adverse effect on our business, results of operations and financial condition.

Excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply, which could result from a number of factors, including but not limited to, regulatory developments and reduced gasoline consumption in the U.S. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. There is some evidence that reduced gasoline consumption has occurred in the recent past as gasoline prices have increased in the U.S.

In addition, because ethanol production produces distillers grains as a co-product, increased ethanol production will also lead to increased supplies of distillers grains. An increase in the supply of distillers grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers grain production. A decline in the price of distillers grain or the distillers grain market generally could have a material adverse effect on our business, results of operations and financial condition.

Growth in the sale and distribution of ethanol is dependent on the changes in and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure by persons and entities outside our control will be required for our operations and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

•	Expansion of refining and blending facilities to handle ethanol

•	Growth in service stations equipped to handle ethanol fuels

•	Growth in the fleet of flexible fuel vehicles capable of using E85 fuel

•	Additional storage facilities for ethanol

•	Additional rail capacity

•	Increase in truck fleets capable of transporting ethanol within localized markets

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes in or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our business, results of operations or financial condition. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business, results of operations and financial condition.

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

Competition from the advancement of technology may lessen the demand for ethanol and negatively impact our profitability.

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

In the future, the emerging fuel cell industry will offer a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability, causing a reduction in the value of your investment.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. In addition, the Energy Independence and Security Act of 2007 (the “2007 Energy Act”) recently signed into law included direct cellulosic ethanol requirements. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our existing plants or the plants we are proposing to build into plants that will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.

Competition in the ethanol industry could limit our growth and harm our operating results.

The market for ethanol and other biofuels is highly competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, name recognition and financial, marketing and other resources than we do. We compete directly or indirectly with large companies, such as Archer-Daniels-Midland Company and Cargill, Inc., and with other companies that are seeking to develop large-scale ethanol plants and alliances. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry due in part to their ability to attract sufficient supplies of corn at relatively low prices. According to the Renewable Fuels Association, the number of farmer-owned ethanol plants grew from 14 in 1999 to 49 in November 2007, and the total capacity of farmer-owned plants increased from 293.3 to 1,948.6 million gallons per year during the same period. 13 farmer-owned plants are under construction or being expanded as of November 2007, with a total capacity of 771 millions gallons per year. Pressure from our competitors could require us to reduce our prices or increase our spending for marketing, which would erode our margins and could have a material adverse effect on our business, financial condition and results of operations. Commencement of ethanol plant construction by other parties prior to us in the areas where we intend to build plants could force us to abandon one or more of our proposed plants.

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

Imported ethanol may be a less expensive alternative to our ethanol, which would cause us to lose market share and reduce the value of your investment.

Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Ethanol produced from sugarcane is less costly to produce than corn-based ethanol because of the higher sugar content of sugarcane. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. The current 54 cent per gallon tariff imposed by the U.S. on ethanol imported from Brazil and recently extended through January 2009 significantly reduces competition from Brazilian ethanol producers for sales of ethanol in the U.S. In the event tariffs presently protecting U.S. ethanol producers are reduced or eliminated, a significant barrier to entry into the U.S. ethanol market would be removed or reduced. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably, which would reduce the value of your investment.

Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the U.S. under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the U.S. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean basin countries may affect our ability to sell our ethanol profitably, which would reduce the value of your investment.

Our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. Our failure or the failure of any of our subsidiaries, to comply with applicable debt financing covenants and agreements could have a material adverse effect on our business, results of operations and financial condition.

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

Our debt financing arrangements and those of our subsidiaries contain cross-acceleration and cross-default provisions. Under these provisions, a default or acceleration of one debt agreement may result in the default and acceleration of our other debt agreements (regardless of whether we were in compliance with the terms of such other debt agreements), providing the lenders under such other debt agreements the right to accelerate the obligations due under such other debt agreements. Accordingly, a default, whether by us or any of our subsidiaries, could result in all or a portion of our outstanding debt becoming immediately due and payable. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations.

For a description of our existing debt arrangements, see “Management’s Discussion and Analysis or Plan of Operation — Liquidity and Capital Resources.”

Our lack of business diversification could result in adverse operating results if our revenues from our primary products decrease.

We expect our business to primarily consist of ethanol and distillers grains production and sales. We do not have any other lines of business or other potential sources of revenue. Our lack of business diversification could cause us to shut down operations and be unable to meet financial obligations if we are unable to generate positive cash flows from the production and sale of ethanol and distillers grains because we do not currently expect to have any other lines of business or alternative revenue sources.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations.

Our operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and our past results do not necessarily indicate our future performance.

We are dependent on certain key personnel, and the loss of any of these persons may prevent us from implementing our business plan in an effective and timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, including operational executives. Any loss or interruption of the services of one or more of our executive officers or these key personnel could result in our inability to manage our operations effectively or pursue our business strategy. Additionally, the market place for personnel in the ethanol industry is very competitive and we may not be able to attract or retain the talent necessary to run our businesses effectively.

RISKS RELATED TO ETHANOL PRODUCTION

We have limited operating history and a history of losses, which could result in errors in management and operations.

We were formed in 2005 and have a limited history of operating our Nebraska and South Dakota plants. We cannot provide assurance that we can manage the operations or our start-up activities effectively, and any failure to manage the operations or to complete these start-up activities effectively could result in lost revenues, delay the commencement of the Aberdeen plant expansion, or have other material adverse effects on our plant operations. Operational challenges and or delay in these start-up activities is likely to delay our ability to generate adequate revenue to satisfy our debt obligations. Our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. We are experiencing a period of significant growth, involving the construction and start-up of operations of the ethanol plants and the expansion of the Aberdeen plant. This period of growth and the start-up or expansion of the ethanol plants is likely to present substantial challenges to us. We may fail to manage our operations and start-up effectively,

We may not be able to develop or expand our business as planned.

We may continue to grow our business by investing in new or existing ethanol plants. We own and operate ethanol plants in Aberdeen SD, Huron SD, Fairmont NE, and began building an additional plant adjacent to our current Aberdeen plant. Constructing ethanol plants is subject to a number of risks, any of which could prevent us from commencing operations at a particular plant as expected, or at all, including zoning and permitting matters, site suitability, adverse weather, defects in materials and workmanship, labor and material shortages, transportation constraints, construction change orders, site changes, labor issues and other unforeseen difficulties. Moreover, we will need substantial additional capital to expand our business, but we may not obtain this needed capital or it may not be available to us on acceptable terms. If we are not able to develop or expand our business as planned, we may not be able to compete effectively in the marketplace.

We are and expect to be highly dependent upon Fagen, Inc. and ICM, Inc. to design and build our plants.

We have entered into agreements with ICM for the Aberdeen plant expansion and anticipate that Fagen and ICM will build other plants for us in the future. Therefore, we expect to be highly dependent upon Fagen and ICM for their expertise within the ethanol industry, and any loss of our relationship with either company could place us at a competitive disadvantage. We will depend on Fagen and ICM for timely completion and follow up warranty work at the plants; however, their involvement with other projects could delay the commencement and start-up operations of our projects. If either company were to terminate its relationship with us, we might not be able to secure a suitable replacement and our business would be materially harmed.

Defects in plant construction could result negatively impact operating results if our plants do not produce ethanol and its by-products as anticipated.

There is no assurance that defects in materials or workmanship in the plants will not occur. Under the terms of our design-build agreements with Fagen and ICM, we have (and anticipate having in future design-build agreements) warranties that are limited in scope. We will be relying on our design-build contractors to satisfy their warranties, and these warranties may not provide adequate recourse if there are defects in materials and/or workmanship. Notwithstanding any warranties, defects in material or workmanship may still occur and could delay the commencement of operations, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plants’ operation. Halting or discontinuing plant operations could delay our ability to generate revenues from these plants and have a materially adverse effect on our financial performance.

We depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.

We currently have agreements with third-party marketing firms to market all of the ethanol we produce. We currently market a portion of our own distillers grains generated by our Fairmont plant locally by selling to local livestock, poultry and swine markets. We have contracted with CHS to market and sell a portion or all of our distillers grains generated by the Fairmont plant, but we have retained the right to independently market our wet distillers grains and modified wet distillers grains and solubles. We have a contract with Dakotaland Feeds to market locally the sale of distillers grains produced at the South Dakota plants. We market the distillers grain to regional and national markets for the South Dakota plants. As a result, we are dependent on these ethanol marketers and distillers grains marketers. If the ethanol or distillers grains marketers breach their contracts or do not have the ability, for financial or other reasons, to market all of the ethanol or distillers grains we produce, we will not have any readily available means to sell our products. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and distillers grains may result in lower revenues and reduced profitability.

RISKS RELATED TO REGULATION AND GOVERNMENTAL ACTION

The use and demand for ethanol and its supply are highly dependent on various federal and state legislation and regulation, and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, and the ability to operate at a profit.

Various federal and state laws, regulations and programs impact the demand for ethanol as a fuel or fuel additive. For example, certain laws, regulations and programs provide economic incentives to ethanol producers and users. Further, tariffs generally apply to the import of ethanol from other countries. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. The elimination or reduction of tax incentives to the ethanol industry, and the elimination or reduction of tariffs that apply to imported ethanol, could reduce the market for ethanol generally or for domestically produced ethanol. Such changes could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could materially adversely affect our business, results of operations and financial condition.

The elimination or significant reduction in the federal ethanol tax incentive or the elimination or expiration of other federal or state incentive programs could have a material adverse effect on our business, results of operations and financial condition.

The cost of producing ethanol has historically been significantly higher than the market price of gasoline. The production of ethanol is made significantly more competitive with regular gasoline because of federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and is scheduled to expire (unless extended) in 2010. The federal ethanol tax incentives may not be renewed in 2010 or they may be renewed on different terms. In addition, the federal ethanol tax incentives, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges there-under, in whole or in part. The elimination or significant reduction in the federal ethanol tax incentive or other programs benefiting ethanol could have a material adverse effect on our business, results of operations and financial condition.

The effect of the Renewable Fuels Standard, or RFS, on the ethanol industry is uncertain.

The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The Energy Policy Act of 2005 eliminated the mandated use of oxygenates and instead established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the RFS and the 2007 Energy Act requires that biodiesel and cellulosic sources comprise 3 billion gallons in 2016, increasing to 21 billion gallons in 2022, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on our business, results of operations and financial condition. The RFS program and the 2007 Energy Act also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. The rules for implementation of the RFS are still under development.

Current tariffs effectively limit imported ethanol into the U.S., and their reduction or elimination could undermine the ethanol industry in the U.S.

Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.

We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed beyond its current expiration date in January 2009. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our business, results of operations and financial condition.

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our business, results of operations and financial condition.

Under the 2007 Energy Act, the President, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the Environmental Protection Agency determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states could adversely affect demand for ethanol and could have a material adverse effect on our business, results of operations and financial condition.

Various studies have criticized the efficiency of ethanol, which could lead to the reduction or repeal of incentives and tariffs that promote the use and domestic production of ethanol.

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels. Other studies have suggested that corn-based ethanol is less efficient than ethanol produced from switch grass or wheat grain. If these views gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of these measures.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We are subject to extensive air, water and other environmental regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees, and we will need to maintain a number of environmental permits to operate the plants. Each ethanol plant we operate or intend to operate will be subject to environmental regulation by the state in which the plant is located and by the EPA. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts on the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns, liability for the costs of investigation and/or remediation and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those plants.

Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time during the construction or operation of our ethanol plants. If this occurs, it would require us to spend significant resources to remedy the issues and may delay or prevent construction or operation of our ethanol plants. We may be liable for the investigation and cleanup of environmental contamination that might exist or could occur at each of the properties that we own or operate where we handle hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the CERCLA or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties, including our employees and property owners or residents near our plants, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those plants. Additionally, employees, property owners or residents near our ethanol plants could object to the air emissions or water discharges from our ethanol plants. Ethanol production has been known to produce an unpleasant odor. Environmental and public nuisance claims or toxic tort claims could be brought against us as a result of this odor or our other releases to the air or water. Some of these matters may require us to expend significant resources for investigation, cleanup, installation of control technologies or other compliance-related items, or other costs.

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

We will need to apply for and obtain permits necessary for construction and operation of plants planned for our Indiana and Minnesota development sites. We have not yet obtained or applied for all the necessary permits for the Indiana and Minnesota plants. If for any reason any of these permits are not granted, construction costs for these plants may increase, or the plants may not be constructed at all. Permit conditions could also restrict or limit the extent of our operations. As a condition to granting necessary permits, regulators could make demands that increase our costs of construction and operations, in which case we could be forced to obtain additional debt or equity capital. Permit conditions could also restrict or limit the extent of our operations.

We also cannot assure that we will be able to comply with all necessary permits to continue to operate our ethanol plants. Failure to comply with all applicable permits and licenses could subject us to future claims or increase costs and materially adversely affect our business, results of operations and financial condition. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we obtain the required permits, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, which could materially adversely affect our business, results of operations and financial condition. Present and future environmental laws and regulations (and interpretations thereof) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OUR MEMBERSHIP UNITS

We have placed significant restrictions on transferability of the units, no public trading market exists for our membership units and there is no assurance that unitholders will receive cash distributions.

Our membership units are subject to substantial transfer restrictions pursuant to our operating agreement. In addition, transfers of the units may be restricted by federal and state securities laws. As a result, investors may not be able to liquidate their investments in the units and, therefore, may be required to assume the risks of investments in us for an indefinite period of time, which may be the life of our company. We have not developed an exit strategy. To help ensure that a secondary market does not develop, our operating agreement prohibits transfers without the approval of our board of directors. The board of directors will not approve transfers unless they fall within “safe harbors” contained in the publicly traded partnership rules under the tax code, which include, without limitation, the following:

•	transfers by gift to the member’s descendants

•	transfer upon the death of a member

•	transfers between family members

•	transfers that comply with the “qualifying matching services” requirements

Further, there is currently no established public trading market for our units, and an active trading market is not anticipated for our units. In order for the company to maintain its partnership tax status, unitholders may not trade the units on an established securities market or readily trade the units on a secondary market (or the substantial equivalent thereof).

Distributions are payable at the sole discretion of our board of directors, subject to the provisions of the Delaware Limited Liability Company Act, our operating agreement and the requirements of our creditors. Cash distributions are not assured, and we may never be in a position to make distributions. Our board may elect to retain future profits to provide operational financing for the plants, debt retirement and possible plant expansion, the construction or acquisition of additional plants or other company opportunities. This means that members may receive little or no return on their investment and be unable to liquidate their investment due to transfer restrictions and lack of a public trading market.

The lack of liquidity associated with our membership units may materially adversely impact our ability to raise capital and the cost of our capital which could materially adversely affect our business, results of operations and financial condition.

The presence of members holding 25% or more of the outstanding units is required to take action at a meeting of our members.

In order to take action at a meeting, a quorum of members holding only 25% of the outstanding units must be represented in person, by proxy or by mail ballot. This means that the holders of a minority of outstanding units could pass a vote and take an action which would then bind all unitholders. The ability of the holders of a minority of outstanding units holders to pass a vote and take such action could materially adversely affect or business, results of operations or our financial condition.

Our members have limited voting rights.

Members cannot exercise control over our daily business affairs and implement changes in our policy. Subject to the provisions in our operating agreement, our board of directors may modify our business plans without the Members’ consent.

In addition to the election of directors, members may vote only in a limited number of specific instances. These situations consist of the following matters, which require the affirmative vote of a majority of our membership voting interests:

•	disposition of substantially all of our assets through merger, exchange or otherwise, except for dissolution of our company or a transfer of our assets to a wholly owned subsidiary;

•	issuance of more than 20 million units;

•	causing our company to acquire debt or equity of any director or its affiliates, or otherwise making loans to a director or its affiliates in excess of $500,000; or

•	amendments to our operating agreement (other than amendments that would modify the limited liability of a member or alter the member’s economic interest, which require a two-thirds vote of the membership interests adversely affected). Except for a decree of judicial dissolution, dissolution requires the vote of 75% of the membership voting interests.

RISKS RELATED TO TAX ISSUES

IRS classification of the company as a corporation rather than as a partnership would result in higher taxation and reduced profits.

We are a Delaware limited liability company that has elected to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deduction and credit passed through to the holders of the units. However, if for any reason the IRS would successfully determine that we should be taxed as a corporation rather than as a partnership, we would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the holders of the units. If we were to be taxed as a corporation for any reason, distributions we make to investors will be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, thus resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will have less cash to distribute to our unitholders. Treatment of our company as a corporation for tax purposes could materially adversely affect our business and financial condition.

We might elect to convert our entity status from a limited liability company to a corporation, which would increase our tax burden.

Although we have no current plans to convert to a corporation, our board of directors has discussed expansion, acquisition, consolidation and financing scenarios that may require our company to convert to a corporation for successful implementation. So long as our company is a limited liability company, we will attempt to distribute an amount approximating the additional federal and state income tax attributable to investors as a result of profits allocable to investors. If we convert to a corporation, no profits will be allocable to investors, there will be no tax liability to our shareholders unless we pay a dividend and our company, as a result, would not make tax distributions to our shareholders with respect to these allocable profits. Conversion to a corporation would require an approval by member vote pursuant to our operating agreement. If we elect to be organized as a corporation, we will be subject to Subchapter C of the Internal Revenue Code. We would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the holders of the units. Distributions, if made to investors, would be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will also have less cash to distribute to our unitholders. Treatment of our company as a corporation for tax purposes could materially adversely affect our business and financial condition.

The IRS may classify your investment as a passive activity, resulting in the inability of unitholders to deduct losses associated with their investment.

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

Income allocations assigned to an investor’s units may result in taxable income in excess of cash distributions, which means unitholders, may have to pay income tax on their investment with personal funds.

Investors will be required to pay tax on their allocated shares of our taxable income. It is likely that an investor will receive allocations of taxable income that result in a tax liability that is in excess of any cash distributions we may make to the investor. Among other things, this result might occur due to accounting methodology, lending covenants that restrict our ability to pay cash distributions, or our decision to retain the cash generated by the business to fund our operating activities and obligations. Accordingly, investors are likely to be required to pay some or all of the income tax on their allocated shares of our taxable income with personal funds.

An IRS audit could result in adjustments to our allocations of income, gain, loss and deduction, causing additional tax liability to unitholders.

The IRS may audit our income tax returns and may challenge positions taken for tax purposes and allocations of income, gain, loss and deduction to investors. If the IRS were successful in challenging our allocations in a manner that reduces loss or increases income allocable to investors, you may have additional tax liabilities. In addition, such an audit could lead to separate audits of an investor’s tax returns, especially if adjustments are required, which could result in adjustments on unitholders’ tax returns. Any of these events could result in additional tax liabilities, penalties and interest to unitholders, and the cost of filing amended tax returns.

ITEM 3.	LEGAL PROCEEDINGS

We are presently in litigation with Bridgewater Township and various individuals in their capacity as members of the Board of Supervisors for the Bridgewater Township, in Rice County, Minnesota, in regard to the Township’s adoption of certain zoning codes. We commenced the case on July 16, 2007 in District Court, Third Judicial District, in Rice County, Minnesota. Under the current Rice County zoning ordinance, our proposed site for the Minnesota plant requires a conditional use permit. Bridgewater Township, where the proposed plant would be located, has adopted a zoning code which purports to preclude ethanol plant construction within the Township. We believe that the Township’s zoning action is inconsistent with the conditional use zoning allowed by Rice County, and we brought suit to establish our right to seek a conditional use permit for the plant. Recently, the state district court heard our motion for summary judgment against the Township, and a decision from that court is currently pending. If we are not able to obtain the required permits, we will not be able to build the Minnesota plant at the proposed site. We may attempt to find another location to build the plant; however, no assurance can be given that we will successfully obtain the required permits at either the proposed Bridgewater Township site, or any alternative site.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

Our operating agreement provides that our initial board of directors will be comprised of no fewer than three and no more than 13 members. However, at the first annual or special meeting of the members following the date on which substantial operations of the Fairmont plant commences, the number of directors shall be reduced and become fixed at nine. The initial board of directors will serve until the first annual or special meeting of the members following the date on which substantial operations of the Fairmont plant commences. The operating agreement provides for a classified board consisting of three classes, with all directors serving staggered three-year terms.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our units are subject to substantial restrictions on transfer and are not traded on any securities exchange.

Holders

There were 1,163 holders of record of our units as of December 27, 2007.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during the fourth quarter of fiscal year 2007.

Distributions

On June 30, 2007, a distribution of $623,000 was made to unitholders as of May 31, 2007. The $.072 per share distribution was made to offset the tax burden of from fiscal year ending September 30, 2006 taxable income. We may receive net cash flow from our operating plants. Subject to any loan covenants or restrictions with any lenders, we may elect to make a distribution by distributing “net cash flow” to our members in proportion to the units that each member holds relative to the total number of units outstanding. “Net cash flow” means our gross cash proceeds less any portion, as determined by the board of directors in their sole discretion, used to pay or establish reserves for operating expenses, debt payments, capital improvements, replacements and contingencies. However, there can be no assurance that we will ever be able to pay any distributions to the unitholders. Our board may elect to retain future profits to provide operational financing for the plants, debt retirement, implementation of new technology and various expansion plans, including the possible construction of additional plants and development of new product lines. Additionally, our lenders may further restrict our ability to make distributions. Unitholders will be required to report on their income tax return their allocable share of the income, gains, losses and deductions we have recognized without regard to whether we make any cash distributions to our members.

Units Authorized for Issuance Under Equity Compensation Plans

The following table depicts the units that were available for issuance under our equity compensation plans as of September 30, 2007. None of our equity compensation plans have been approved by our members.

Number of Units
Remaining Available
	Number of Units to		for Future Issuance
	be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Units
	Warrants and Rights	Warrants and Rights	Reflected in Column a)

Equity compensation plans approved by unitholders	—	—	—
Equity compensation plans not approved by unitholders	—	not applicable	406,650(1)

(1)	Includes 74,000 restricted units that may be issuable to officers in connection with a change in control of the company transaction, 32,500 units that may be issued to Revis L. Stephenson III pursuant to a project development fee agreement, and up to 300,150 restricted units issuable to entities affiliated with Mr. Stephenson and Donald E. Gales pursuant to restricted unit agreements. These arrangements are described in Item 10 of this report under the captions “Project Development Fee,” “Restricted Unit Grants” and “Change in Control Arrangements.”

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A. — “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

COMPANY OVERVIEW

We are a Delaware limited liability company formed in 2005 to develop, construct, own and operate ethanol plants and other biofuel businesses. We intend to establish a multi-plant presence across the U.S. in order to ensure access to a variety of markets for ethanol and its co-products, capitalize on transportation and logistics advantages and reduce the impact of local or regional drought or disease that could affect the demand for or supply of corn and our products. We plan to take a comprehensive and geographically diverse approach to ethanol production while keeping our commitment to the local communities in which these plants operate.

We recently completed the construction and start-up of a 100 million gallons per year dry mill corn-processing ethanol plant near Fairmont, NE, known as the Fairmont plant. The Fairmont plant is expected to process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,000 tons of dried distillers grains with solubles and will produce 296,000 tons of raw carbon dioxide gas which we will not capture. We own and operate dry mill corn-processing ethanol plants in Aberdeen and Huron, SD with production capacity of nine million gallons per year and 30 million gallons per year, respectively. We also have an ethanol plant with production capacity of 40 million gallons per year under construction in Aberdeen, SD, adjacent to our existing plant. The Aberdeen plant expansion is expected to be completed during the first calendar quarter of 2008. We are also planning the construction of a 110 million gallons per year dry mill corn-processing ethanol plant near Argos, IN, known as the Indiana plant, and a 100 million gallons per year dry mill corn-processing ethanol plant near Northfield, MN, known as the Minnesota plant.

We anticipate that our business will primarily be that of the production and marketing of ethanol and co-products, including distillers wet and dried grains. We currently do not have any other lines of business or other sources of revenue other than the sale of ethanol and ethanol co-products. We expect that the ethanol production technology we will use in our plants either under construction or in development will be supplied by Fagen, Inc. and/or ICM, Inc. and that we will either own, or obtain the requisite licenses to, the technology that is necessary for production of ethanol and ethanol co-products.

COMPANY STRUCTURE

Our operations are carried out primarily through our subsidiaries HGF and ABE Fairmont, which own and operate the Aberdeen and Huron, SD plants and Fairmont, NE plant, respectively. On November 8, 2006, we purchased approximately 53% of the limited partnership interests in HGF and 51% of the common shares of Dakota Fuels. On May 14, 2007, we purchased all of the remaining limited partnership interests in Heartland Grain Fuels and the common shares of Dakota Fuels, which resulted in our company owning 100% of HGF and Dakota Fuels. Our subsidiary ABE Northfield was formed to own and operate the Minnesota plant, which is currently in the development stage. All service contracts, credit agreements and regulatory permits that we originally entered into have been assigned to the appropriate subsidiary. We acquired Indiana Renewable Fuels on June 15, 2006, which we intend will own and operate the Indiana plant.

PLAN OF OPERATION THROUGH DECEMBER 2008

We expect to spend the next twelve months focused on the existing operations of the Fairmont, Aberdeen and Huron plants, as well as expansion of the Aberdeen plan.

We expect to make capital expenditures of approximately $40.9 million in the first half of 2008 to complete construction of our ethanol plant expansion in Aberdeen, SD. We intend to fund construction costs for this facility from debt financing under our senior credit agreement with WestLB described below under “Credit Arrangements.”

In 2008, we expect to complete permitting and zoning for our planned ethanol plants in Argos, IN and Northfield, MN. We may also expand our options to acquire land for these sites, but we do not anticipate beginning construction of these plants in 2008. Additional funding will be required to finance the construction of these ethanol plants. There can be no assurance that we will be able to obtain the required funding on terms acceptable to us or at all. We believe we have sufficient cash on hand and credit facilities to cover all costs associated with construction of the Aberdeen expansion, including, but not limited to, site development, utilities, construction and equipment acquisition.

As of December 27, 2007, we have 132 employees. We plan to hire additional employees as our company expands.

TRENDS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Ethanol can be produced from a number of different types of grains, such as wheat and milo, as well as from agricultural waste products such as rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes. Corn produces large quantities of carbohydrates, which convert into glucose more easily than many other kinds of biomass. Ethanol is primarily used as a gasoline fuel additive to increase gasoline’s octane rating. According to the RFA, U.S. ethanol annual production is approximately 7.2 billion gallons in 2007.

In its report titled “Ethanol Industry Outlook 2006,” published in February 2006, the RFA anticipates demand for ethanol to be strong, resulting in a doubling of the domestic ethanol industry in the following six years.

The supply of domestically produced ethanol is at an all-time high. In 2006, 110 ethanol plants located in 19 states produced a record 4.9 billion gallons, a 25% increase from 2005 and a 300% increase from 2000. The RFA reports that as of November 30, 2007, current U.S. ethanol production capacity is 7.2 billion gallons per year, and new plants and plant expansions currently under construction will generate an additional 6.2 billion gallons of capacity per year.

Legislation

The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal and state ethanol supports.

The Renewable Fuels Standard

The most recent ethanol supports are contained in the Energy Independence and Security Act of 2007, which was signed into law on December 19, 2007 and is expected to impact the ethanol industry by enhancing both the production and use of ethanol. This legislation modifies the provisions of the Energy Policy Act of 2005 which created a Renewable Fuels Standard, known as the RFS. The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. RFS will apply to refineries, blenders, distributors and importers, but will not restrict the geographic areas in which renewable fuels may be used. This should allow refiners, blenders, distributors and importers to use renewable fuel blends in those areas where it is most cost effective. The RFS requires that 9 billion gallons be sold or dispensed in 2008, increasing to 36 billion gallons by 2022. According to the Renewable Fuels Association, RFS is expected to lead to new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this requirement may cause ethanol prices to increase in the short term due to additional demand, supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Alternatively, since the RFS began at 4 billion gallons in 2006 and national production exceeded this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This would have an immediate adverse effect on our earnings.

The Clean Air Act and Oxygenated Gasoline Program

Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Oxygenated Gasoline Program, which became effective November 1, 1992. The Oxygenated Gasoline Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has also increased as the result of a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995 and requires the sale of reformulated gasoline in numerous areas to reduce pollutants, specifically those that contribute to ground level ozone, better known as smog. Reformulated gasoline that meets the performance criteria set by the Clean Air Act can be reformulated in a number of ways, including the addition of oxygenates to the gasoline. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol. MTBE has been linked to groundwater contamination and has been banned from use in many states. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol rather than MTBE. Prior to the passage of the Energy Policy Act of 2005, the reformulated gasoline program included a requirement that reformulated gasoline contain 2% oxygenate. The Energy Policy Act of 2005 repealed that requirement immediately in California and 270 days after enactment elsewhere. Although the repeal of the oxygenate requirement may have some impact, the EPA’s analysis of the elimination of the 2% oxygenate requirement indicated that ethanol will continue to be used in reformulated gasoline after the repeal of the oxygenate requirement. The EPA’s assessment was based on past analyses of ethanol in reformulated gasoline despite removal of the oxygenate requirement, current gasoline prices and the tightness in the gasoline market, the favorable economics of ethanol blending, a continuing concern over

MTBE use by refiners, the emission performance standards still in place for reformulated gasoline and the upcoming renewable fuels mandate.

The Volumetric Ethanol Excise Tax Credit

The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit, known as VEETC, and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This is expected to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill created a new volumetric ethanol excise tax credit of 51 cents per gallon of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether, known as ETBE, including ethanol in E85 (an 85% ethanol fuel blend) and E20 (a 20% ethanol fuel blend) in Minnesota. The VEETC is scheduled to expire on December 31, 2010.

Small Ethanol Producer Tax Credit

The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. We anticipate that our annual production will exceed production limits of 60 million gallons per year and that we will be ineligible for the credit.

Clean-Fuel Vehicle Refueling Equipment Tax Credit

In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service following December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Imported Ethanol Tariffs and Quotas

Currently, there is a $0.54 per gallon tariff on imported ethanol, which is scheduled to expire in January 2009. Ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the U.S. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. The International Trade Commission recently announced the 2005 CBI import quota of 240.4 million gallons of ethanol. Last year, legislation was introduced in the Senate that would limit the transshipment of ethanol through the CBI. It is possible that similar legislation will be introduced this year; however, there is no assurance or guarantee that such legislation will be introduced or that it will be successfully passed. We expect that enactment of the legislation would decrease the total supply of ethanol in the U.S. market relative to demand and increase domestic prices.

State Legislation Banning or Limiting MTBE Use

As of February 2007, 25 states, including California and New York, have banned or significantly limited the use of MTBE due to environmental and public health concerns. Ethanol has served as a replacement for much of the discontinued volumes of MTBE and is expected to continue to replace future volumes of MTBE that are removed from the fuel supply. However, there is a limited amount of MTBE to be replaced, and we do not expect this to have a significant impact on our business.

The ethanol industry and our business depend upon continuation of the federal and state ethanol supports discussed above. These government incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the government incentives may be continued at lower levels than those at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income and the value of your investment.

Technology Developments

There are various new technologies being developed in the dry mill ethanol process. The research showing much promise is separation of the germ from the process stream. Removing the germ and oil from the process streams create higher value co-products from the corn.

This process is being developed in two forms. Front end defractionation is removing the germ and fiber from the corn at the front end of the process prior to preparing mash. Removal of the Corn Oil from the backside of the process is the other form of enhanced value. By doing either form of Oil Removal from the process, it allows to sell higher value corn oil and higher value distillers grains products.

There are ongoing improvements in energy and water efficiencies of dry mill ethanol production.

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our existing plants or the ethanol plants we are proposing to build into plants that will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.

COMPETITION

Our Primary Competition

As of November 2007, Nebraska has 20 ethanol plants producing an aggregate of 1,100 million gallons of ethanol per year, Minnesota has 19 ethanol plants producing an aggregate of 650 million gallons of ethanol per year, Indiana has 7 ethanol plants producing an aggregate of 470 million gallons of ethanol per year and South Dakota has 13 ethanol plants producing an aggregate of 620 million gallons of ethanol per year, including our plants. In addition, there are a number of ethanol plants in Nebraska, South Dakota, Minnesota and Indiana and the surrounding states under construction or in the planning stage. We will have to compete with these plants for ethanol sales, distillers grains sales and corn procurement.

We expect that it will be necessary to market our ethanol primarily on a regional and national basis. We anticipate that we will be able to reach the best available market through the use of one or more experienced ethanol marketers and by the rail delivery methods we expect to utilize.

The RFA reports that as of November 2007, current U.S. ethanol production capacity is 7.2 billion gallons per year. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Although we believe that the regional market is not currently oversold, we anticipate that we will also need to market our ethanol on a national basis.

On a national level there are numerous other production facilities with which we will be in direct competition, many of whom have greater resources than we do. Our plants will compete with other ethanol producers on the basis of price, and to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain supplies at favorable prices.

According to the RFA, ethanol production capacity in the U.S. has grown from 1.7 billion gallons per year in 1999 to 7.2 billion gallons per year in 2007, and plans to construct new plants or to expand existing plants have been announced that would increase capacity by 6.2 billion gallons per year. This increase in capacity may continue in the future. We cannot determine the effect of this type of an increase upon the demand or price of ethanol.

The largest ethanol producers include Abengoa Bioenergy Corp., Archer-Daniels-Midland Company, Aventine Renewable Energy, Inc., US Bioenergy Corporation and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we expect to produce. Recently, VeraSun Energy Corporation announced its intention to acquire US BioEnergy Corporation by merger.

Competition from Alternative Fuels

Alternative fuels and alternative ethanol production methods are continually under development. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

Competition for Co-Products

With respect to ethanol co-products, we compete with other ethanol producers, which also sell co-products as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality.

ETHANOL PRICING

The following chart illustrates the historical relationship between the price of unleaded gasoline and ethanol:

Historic prices may not be indicative of future prices. On March 23, 2005, the Chicago Board of Trade launched the CBOT Denatured Fuel Ethanol futures contract. The new contract is designed to address the growing demand for an effective hedging instrument for domestically produced ethanol. Since we expect to engage third-party marketing firms to sell all of our ethanol, we do not expect to directly use the new ethanol futures contract. However, it is possible that any ethanol marketing firm we engage may use the new ethanol futures contracts to manage ethanol price volatility, and that in turn may impact costs or pricing for ethanol sold by or through that marketing firm.

We are subject to industry-wide factors that affect the operating and financial performance of the operating plants and will affect the operating and financial performance of the plants under development once they begin operations. These factors include, but are not limited to, the available supply and cost of corn from which the ethanol and distillers grains is processed; the cost of natural gas, which is used in the production process; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

We expect ethanol sales to constitute the bulk of our revenues. The increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants may put downward pressure on ethanol prices. Areas where we believe demand may increase are new markets in New Jersey, Pennsylvania, Maryland, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas. Minnesota may also generate additional demand due to the recent passage of state legislation mandating a 20% ethanol blend in its gasoline. Montana passed a similar mandate, but it will not go into effect until 55 million gallons of ethanol are produced in the state.

RESULTS OF OPERATIONS

Selected Pro Forma Financial Information

The following pro forma consolidated statements of income for the periods presented are based on the historical financial statements of Advanced BioEnergy and HGF. The pro forma consolidated financial statements give effect to the acquisition, which closed on November 8, 2006, as if it had closed on the first day of the period. Prior to the acquisition of HGF, we were a development stage company. Further, because we became operational with the acquisition of HGF, we do not yet have comparable income, production and sales data for our fiscal year ended September 30, 2007. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. The pro forma consolidated financial statements have been prepared using the purchase method of accounting as if the transaction had been completed as of the beginning of the years presented for purposes of the combined consolidated statements of income.

	Pro Forma
	Year Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands, except
	per unit data)

Net sales	$66,521	$47,557
Gross profit (loss)	(8,204)	11,505
Gross profit %	(12.3)%	24.2%
Selling, general and administrative	14,335	3,352

Net income (loss)	$(22,732)	$7,773

Income (loss) per unit — basic and diluted	$(2.33)	$1.22

Pro Forma Year Ended September 30, 2007 Compared to Pro Forma Year Ended September 30, 2006

Net Sales

Net sales for fiscal 2007 were $66.5 million, compared to $47.6 million for fiscal 2006, an increase of $19.0 million or 39.9%. Net sales increased in fiscal 2007 as a result of the Huron plant expansion completed in August 2006, resulting in an increase from 12 to 30 million gallons produced annually. During the 2007 period average net ethanol prices increase $0.01 cents to $1.89 per gallon compared to $1.88 in fiscal 2006.

Sales from distiller grains increased $6.1 million, or 164.1%, to $9.8 million for fiscal 2007. The increase in distiller grain sales was primarily the result of the additional distiller grain tons (54,400 wet and 14,900 dried) produced and sold from the Huron plant expansion. Average selling prices for wet distiller grains increased from $15 per ton in fiscal 2006, to $27 per ton in fiscal 2007. Average selling prices for dried distiller grains increased from $64 per ton in fiscal 2006, to $104 per ton in fiscal 2007. The increase in ethanol and distiller grain sales was offset by a $18.5 million charge for ethanol related hedging activity in fiscal 2007. No ethanol related hedging activity occurred in fiscal 2006.

Gross Profit

Physically delivered corn costs increased $32.7 million, or 187.9%, to $50.1 million for fiscal 2007, from $17.4 million for fiscal 2006. Corn costs represented 67.0% of cost of sales for fiscal 2007, and 48.2% of cost of sales for fiscal 2006. The increase in corn costs was due to a 5.8 million bushel increase in corn used, resulting from the Huron plant expansion as well as a $1.47 increase per bushel to $3.45 in cost per bushel for fiscal 2007 compared to the same period in fiscal 2006.

Natural gas costs increased $1.9 million to $9.3 million in fiscal 2007, compared to fiscal 2006. Natural gas costs as a percent of cost of sales declined from 20.5% in fiscal 2006, to 12.5% in fiscal 2007, as a result of a decrease in gas prices and efficiencies at the new Huron expansion. Most of the distiller grains generated from the Huron plant expansion are sold wet, which requires less natural gas during the drying phase.

The increase in corn and gas costs were partially offset by $1.0 million of corn related hedging activity gains in fiscal 2007. No corn related hedging activity occurred in fiscal 2006.

Our gross loss for fiscal 2007 was $8.2 million, compared to gross profits of $11.5 million for fiscal 2006. The decrease was primarily due to losses on our ethanol related derivative financial instruments of $18.5 million during fiscal 2007.

Selling, General, and Administration

Selling, general, and administration expenses increased approximately $11.0 million to $14.3 million, for fiscal 2007. The increase is primarily due to $4.1 million in legal, accounting and consulting fees incurred related to the HGF acquisition and fundraising activities that were expensed when the registration statement on Form SB-2 was withdrawn; $4.3 million in compensation expenses for the Fairmont plant and corporate positions and a $2.8 million charge for the intangible impairment at Indiana.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash Flows Used in Operating Activities.  Cash flows used in operating activities were $17.1 million for fiscal 2007 and $281,000 for fiscal 2006. The decrease in operating cash flows was primarily due to the current year net loss of $25.0 million. A primary contributing factor to the net loss for fiscal 2007 were losses on our ethanol related derivative financial instruments of $18.5 million.

Cash Used in Investing Activities.  Cash used in investing activities total $116.1 million and $54.8 million for fiscal 2007 and fiscal 2006, respectively. For fiscal 2007, purchases for property and equipment of $29.7 million and $97.4 million were related to construction projects at Aberdeen, SD and Fairmont, NE, respectively. Purchases of property and equipment of $23.5 million in fiscal 2006 was related to the construction project at Fairmont, NE.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $129.6 million for fiscal 2007 and $65.0 million for fiscal 2006, respectively. In February 2007, we entered into a $5 million credit agreement to pay construction payments at our Aberdeen plant expansion and borrowed the full amount available during fiscal 2007. In April 2007, we raised $10.0 million by entering into a note purchase agreement with Ethanol Investment Partners, LLC, an affiliate of Ethanol Capital Management, LLC an existing investor. In June 2007, we issued an additional $15.9 million of subordinated convertible promissory notes to Ethanol Investment Partners. Outstanding borrowings from long-term debt were an aggregate of $163.3 million at September 30, 2007. Outstanding borrowings under our construction loans were an aggregate of $125.1 million for our Fairmont plant and for the expansion of our Aberdeen plant. These construction loans committed $132.0 million of total borrowing capacity. In October 2007, subsequent to our fiscal year-end, we refinanced our existing revolving term loan and note payable related to our South Dakota plants. The primary purpose of the credit facility was to refinance the Aberdeen and Huron plants; fund an expansion of the Aberdeen plant and pay for operating costs at both the Aberdeen and Huron plants.

Our principal sources of liquidity consist of cash and cash equivalents and available borrowings under our credit arrangements. During fiscal 2007, proceeds from the issuance of subordinated convertible promissory notes and additional credit agreements were a significant source of liquidity.

Our principal uses of cash have been the construction of our Fairmont plant and our Aberdeen plant expansion. We anticipate that in fiscal 2008, our principal uses of cash will be for the Aberdeen plant expansion, other capital expenditures and our debt service requirements. As of September 30, 2007, we had total cash and cash equivalents of $7.1 million compared to $10.8 million as of September 30, 2006. Of this amount, an aggregate of $1.9 million was held by certain of our subsidiaries, which are generally limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements.

From our inception, we have satisfied our liquidity needs through various debt arrangements, sale of our membership units, and cash provided by operations. At September 30, 2007 our current liabilities exceeded our current assets by $125.5 million dollars. Our current liabilities included $25.9 million of subordinated convertible debt financing which matures in June 2008 and will convert into the company’s membership units. Additionally, we issued long term debt to pay $18.7 million of current liabilities in October 2007. Included in our current liabilities at September 30, 2007 is $83.1 million of debt related to our senior credit agreement for our Fairmont, Nebraska facility. We are required to classify this debt as current as a result of an underlying financial covenant compliance issue at September 30, 2007 and thereafter related to our net worth and working capital requirements of ABE Fairmont, LLC as stated in our senior credit agreement. We are attempting to obtain a waiver for the respective covenant violations and expect to obtain such waiver for the respective periods in January 2008. If we are not successful in obtaining a waiver we may be required to contribute additional equity into ABE Fairmont, LLC or be subject to other default provisions contained in the senior credit agreement. If we are successful in obtaining the waiver in January 2008, our current debt obligation under this senior credit facility is $4.5 million, rather than the $83.1 million as currently classified in our Consolidated Balance Sheet. In October 2007, we began operations at our 100 million gallon Fairmont plant and expect to commence operations at our 40 million gallon Aberdeen plant expansion in January 2008.

CREDIT ARRANGEMENTS

Long-term debt consists of the following at September 30, 2007 and 2006 (in thousands):

				Additional
				Financing
				Available at
		September 30,	September 30	September 30,
	Interest Rate	2007	2006	2007

HGF term commitment, revolving term loan(a)	6.8 - 8.5%	$42,000	$—	$—
HGF Acquisition note payable(a)	15%	5,000	—	—
ABE Fairmont term commitment(b)	8.25 - 8.75%	83,124	—	6,876
ABE Fairmont seasonal line	8.75%	—	—	4,089
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000	—
Advanced BioEnergy convertible notes	15%	25,929	—	—
Other	7.5%	197	—	—

Total outstanding		163,250	7,000	$10,965
Less: Amounts due within one year		(111,779)	—

Long-term debt		$51,471	$7,000

(a)	The revolving term loan and note payable and $18.7 million of payables were paid in October 2007 from the proceeds of $59.1 million from our senior credit facility and $11.2 million from our Brown County revenue bonds.

(b)	The $83.1 million of debt related to our senior credit agreement for our Fairmont plant facility is classified as current as of September 30, 2007. This debt is classified as current as a result of underlying financial covenant compliance issues at September 30, 2007 through November 30, 2007 related to net worth and working capital requirements of ABE Fairmont, LLC as stated in the senior credit agreement. We are attempting to obtain a waiver for the respective covenant violations and expect to obtain such waiver for the respective periods in January 2008. If the Company is not successful in obtaining a waiver we may be required to contribute additional equity into ABE Fairmont, LLC or be subject to other default provisions contained in the senior credit agreement. If we are successful in obtaining the waiver in January 2008, the current debt obligation under this senior credit facility is $4.5 million, rather than the $83.1 million as currently classified.

The estimated maturities of debt at September 30, given the refinancing that occurred subsequent to year end, are as follows (in thousands):

2008	$111,779
2009	5,447
2010	5,447
2011	6,263
2012	6,433
Thereafter	27,881

Total debt	$163,250

Senior Credit Agreement for the South Dakota Plants

On October 9, 2007, subsequent to our fiscal year-end HCF entered into a senior credit agreement dated October 1, 2007 with WestLB, as administrative agent and as a lender, and a group of other lenders. The senior credit agreement provides for (1) a construction loan facility in an aggregate amount of up to $90.7 million which matures on the earlier of March 31, 2008 and the date the construction loans made thereunder are converted into term loans, known as the conversion date, (2) a term loan facility in an aggregate amount of up to $90.7 million which matures on the earlier of that date which is six years after the conversion date or October 9, 2015; and (3) a working capital and letter of credit facility in an aggregate amount of up to $8 million which matures on October 9, 2012. The primary purpose of the credit facility is to refinance the Aberdeen and Huron plants; fund an expansion of the Aberdeen plant and pay for operating costs at both the Aberdeen and Huron plants.

During the term of the working capital and letter of credit facility, HGF may borrow, repay and re-borrow amounts available under the working capital and letter of credit facility. Loans made under the construction loan or the term loan facility may not be re-borrowed once repaid or prepaid. Except for required prepayments from cash flows (described below), construction loans do not amortize, and are fully due and payable on the Conversion Date. The term loan facility is intended to refinance the construction loans. The principal amount of the term loan facility is payable in equal quarterly payments of $1,361,000 beginning in June 2008, and the remaining principal amounts are fully due and payable on the Final Maturity Date. Loans made under the working capital and letter of credit facility are fully due and payable on October 9, 2012.

HGF has the option to select between two floating interest rate loans under the terms of the senior credit agreement: Base Rate Loans bear interest at the Administrative Agent’s base rate (which is the higher of the federal funds effective rate plus 0.50% and the Administrative Agent’s prime rate) plus 2.50% per annum. Eurodollar Loans bear interest at LIBOR plus 3.50%.

Under the terms of the senior credit agreement, HGF has agreed to pay a quarterly commitment fee equal to 0.50% per annum on the unused portion of the construction loan and working capital and letter of credit facilities. In addition to the quarterly commitment fee described above, HGF is also required to pay certain letter of credit and related fronting fees and other administrative fees on the terms set forth in the senior credit agreement. HGF’s obligations under the senior credit agreement are secured by a first-priority security interest in all of the partnership interests in HGF and substantially all of HGF’s assets.

Loans outstanding under the senior credit agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows. HGF must also prepay loans under the working capital and letter of credit facility to the extent that the prevailing borrowing base is less than the aggregate amount of such loans.

Construction, term, working capital and letter of credit loans are subject to conditions precedent, including, among others, receipt of lien waiver statements; receipt of change orders; evidence that prior construction loans were used in accordance with the senior credit agreement; receipt of a legal opinion of counsel related to the permitting of the Aberdeen and Huron, South Dakota ethanol plants; the absence of a material adverse effect; the absence of defaults or events of defaults; the accuracy of certain representations and warranties; payment of fees and expenses; the contribution of all required equity; obtainment of required contracts, permits and insurance; and certain certifications from the independent engineer (as defined in the senior credit agreement) in respect of construction progress. Additionally, HGF may not be able to fully utilize the credit facility if the independent engineer is not able to certify that the completed ethanol plants meet certain minimum performance standards.

The senior credit agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on HGF’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change their line of business; and establish bank accounts.

In addition, the senior credit agreement and the related loan documentation, among other terms and conditions, require (subject to specified exclusions) HGF to maintain adequate and specified insurance; maintain its separate existence from its upstream affiliates (including the Company); provide the lenders’ with a first-priority security interest in the collateral; maintain an interest rate and commodity hedge protection program; and comply with laws and permits.

The senior credit agreement contains customary events of default and also includes an event of default for failure to complete the expansion of the Aberdeen plant by March 31, 2008; defaults on other indebtedness by HGF or its general partner; and certain changes of control.

Subordinate Solid Waste Facilities Revenue Bonds

On October 9, 2007, Brown County, South Dakota (the “County”) issued $19 million of subordinate solid waste facilities revenue bonds (Heartland Grain Fuels, L.P. Ethanol Plant Project), Series 2007 for the benefit of HGF . The bonds were issued pursuant to a bond trust indenture dated as of October 1, 2007 between the County and Wells Fargo Bank, National Association (the “Trustee”). The proceeds of the bonds were loaned by the County to HGF pursuant to a loan agreement dated as of October 1, 2007 (the “Loan Agreement”) to (1) finance the acquisition and installation of certain improvements and equipment which constitute qualifying solid waste disposal facilities, as defined by the Internal Revenue Code of 1986 for the expansion of HGF’s existing ethanol production located in Aberdeen, South Dakota; (2) fund a debt service reserve fund in the amount of $1,900,000; (3) pay interest during the construction period of the Expansion; and (4) pay a portion of the costs of issuance of the bonds with the remainder of the costs of issuance to be paid from other sources. Payment of the bonds is subordinate to the senior lenders under the senior credit agreement under the terms of an intercreditor agreement.

The bonds are secured by the terms of a pledge and security agreement, dated as of October 1, 2007, between the Company, ABE Heartland, LLC and the Trustee, under which agreement the Company will collaterally assign, grant, and pledge to the Trustee a continuing security interest and lien in all the estate, right, title and interest of the Company in and to ABE Heartland, LLC. In addition, HGF has granted a subordinate mortgage lien and security interest in its existing facilities to the Trustee to secure the payment of the obligations of HGF under the loan agreement and the debt service on the bonds.

The bonds are dated as of October 9, 2007 and were issued as a single term bond maturing on January 1, 2018 with an interest rate of 8.25%. Interest on the bonds is computed on the basis of a year of 360 days consisting of twelve months of thirty days each, payable on each January 1 and July 1 commencing January 1, 2008. In the event the bonds become subject to federal income taxation (a “Determination of Taxability”), the interest rate on the bonds will be converted to a taxable interest rate which is a fluctuating per annum interest rate adjusted on the first day of each calendar quarter and is equal to the sum of the interest rate published as the London Interbank Offered Rates with a term of three months as of each adjustment date plus 350 basis points.

The bonds are subject to optional redemption by HGF, in whole or in part, beginning on January 1, 2015 at a redemption price equal to 106% of the principal amount of the bonds plus accrued interest, which redemption price decreases by 2% per annum until maturity. The bonds are also subject to mandatory redemption upon a Determination of Taxability at a price of 108% of the principal amount plus interest accrued to the redemption date.

Events of default under the indenture include, among other things (i) nonpayment of principal or interest when due and payable; (ii) any Event of default as defined in the loan agreement or the violation of any covenant, condition, agreement or provision contained in the bond, the indenture or the other bond documents. Upon the happening and condition of any event of default, the Trustee may declare, or be required to declare based on the request of at least 25% of the bondholders, pursuant to the terms of the Indenture the entire principal amount of the Bonds then outstanding and interest accrued, immediately due and payable.

Loan from Kruse Investment Company

ABE Heartland, LLC (f/k/a HGF Acquisition, LLC) had a $5.0 million loan from Kruse Investment Company outstanding at September 30, 2007, secured by all of the ownership interests in HGF owned by ABE Heartland, LLC and bearing interest of 15%. The outstanding principal balance and accrued interest was paid in full in October 2007.

Senior Credit Facility for the Fairmont plant

Effective February 17, 2007, ABE Fairmont, LLC (“ABE Fairmont”) entered into a loan agreement with Farm Credit establishing a senior credit facility with Farm Credit for the construction of a 100 million gallons per year ethanol plant. The construction financing is in the amount of $79.5 million consisting of a $58.5 million term loan, known as term loan A, and a $21.0 million revolving term loan, known as term loan B. Farm Credit also extended to the Company a $5.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which will not be effective until the Company begins operations at its Fairmont plant. Farm Credit has appointed CoBank, ACB, to serve as its agent with regard to these loans. The Company issued a letter of credit to Trinity Industries Leasing Company for $911,000, for the lease of rail cars, effectively reducing the financing available from the revolving term loan.

ABE Fairmont and Farm Credit also entered into additional loan agreements, the effect of which is to provide an additional $6.5 million term loan, known as term loan C, and an additional $4.0 million revolving term loan, known as term loan D for construction of the Fairmont plant. The terms and conditions of these loan agreements are substantially similar to those described above.

ABE Fairmont may select a rate of interest for each term loan at CoBank’s announced base rate plus 0.5%, a fixed rate to be quoted by CoBank or at LIBOR plus 3.4% per annum. ABE Fairmont may select a rate of interest for the grain inventory and futures revolving credit facility at CoBank’s announced base rate, a fixed rate to be quoted by CoBank or at LIBOR plus 3.1% per annum.

ABE Fairmont must repay term loan A as follows: 25 equal quarterly installments of $2.3 million with the first installment due in May 2008, and the last installment due February 20, 2014, followed by a final installment in an amount equal to the remaining unpaid principal balance on May 20, 2014. For each fiscal year ending in 2007 through 2010, ABE Fairmont must pay an additional amount equal to the lesser of $8 million or 75% of its free cash flow, not to exceed $16 million in the aggregate for all of these cash flow payments. On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of term loan B in $5.0 million increments due every six months. ABE Fairmont will repay the grain inventory and futures revolving credit facility the earlier of March 1, 2008 or 12 months after the date on which ABE Fairmont borrows funds. ABE Fairmont must repay term loan C and term loan D in full on June 1, 2009.

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

While the credit facilities are outstanding, ABE Fairmont will be subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. After the construction phase, ABE Fairmont will not be allowed to make capital expenditures of more than $600,000 without prior approval. ABE Fairmont is also prohibited from making distributions to Advanced BioEnergy except as follows: (i) for each fiscal year commencing with the fiscal year ending September 30, 2007, ABE Fairmont may make a distribution to Advanced BioEnergy of 40% of ABE Fairmont’s net profit for the applicable fiscal year if Farm Credit has received audited financial statements for the applicable fiscal year and (ii) ABE Fairmont may make distributions to Advanced BioEnergy exceeding 50% of its net income if it has made the required cash flow payment for that fiscal year. ABE Fairmont must also be in compliance with all financial ratio requirements and loan covenants before and after any distributions to Advanced BioEnergy.

Upon the occurrence of an event of default or an event that will lead to a default, Farm Credit may upon notice terminate its commitment to loan funds to ABE Fairmont and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable.

On October 17, 2007, ABE Fairmont entered into a statused revolving credit supplement to the CoBank Loan Agreement. The Supplement provides for additional revolving loans in an aggregate principal amount not to exceed $8,000,000. In connection with these transactions, ABE Fairmont also entered into certain amendments to the construction, term and revolving loans previously made under the CoBank loan agreement. These amendments change the repayment terms of certain construction and term loans, provide for certain fees and make certain other changes.

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant

ABE Fairmont has $7.0 million of subordinate exempt facilities revenue bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan agreement is collateralized by the Fairmont plant assets. We have agreed to repay the loan by making loan payments to the issuer in an amount equal to the aggregate principal amount of the loan from time to time outstanding, and the premium, if any, and interest thereon at maturity, upon redemption, upon acceleration, or when otherwise payable. Our obligation to make the loan payments under the loan and trust agreement is evidenced by its execution and delivery of a promissory note. Our repayment of the loan and the security for the loan are subordinate to our senior loan and credit facility. Annual principal payments of $815,000 are required starting in December 2010 through December 2016, with the remainder due December 2017.

Subordinated Convertible Debt Financing

We issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an existing investor, $25.9 million of 15% subordinated convertible promissory notes. The proceeds will be used for continuing construction of the Aberdeen plant expansion.

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

Promissory Note

On October 5, 2007, we issued a promissory note to ICM, Inc. for a principal amount of $2.5 million. The note is due and payable in full on the earlier of (i) October 5, 2008 or (ii) the “Conversion Date” under the senior credit agreement.

Secured Term Loan Note

On October 17, 2007, we issued a $10 million secured term loan note dated October 17, 2007 to PJC Capital LLC (“PJC”). In connection with the note, we also issued to PJC a warrant to purchase 450,000 units of our units at an exercise price per unit equal to $14.00. The warrant expires on October 17, 2012.

The note bears interest at 13% per annum compounded quarterly until July 15, 2008 and 15% per annum compounded quarterly thereafter. The note will mature on the earlier of (a) October 16, 2008, (b) the occurrence of a change of control and (c) the date of acceleration of the obligations following the occurrence of an event of default. Loans outstanding under the note can be prepaid without penalty, and are also subject to mandatory prepayment in certain circumstances.

ABERDEEN PLAN EXPANSION

The table below summarizes our estimated costs for the construction of the 40 million gallon per year expansion of our Aberdeen plant. We anticipate that the plant expansion will be completed in the first calender quarter of 2008.

Costs for Aberdeen Plant Expansion	Amount

Plant construction, land and site development	$62,065
Natural gas pipeline infrastructure	2,500
Railroad infrastructure	7,485
Fire Protection/Water Supply	6,294
Construction other	250
Working capital	704

Total	$79,298

At September 30, 2007, we had paid for $38.4 million of the construction. We intend to pay for the remaining construction costs through the proceeds of the senior credit agreement and brown county revenue bonds.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2007. Our obligations are likely to increase significantly due to the recent commencement of operations at the Fairmont plant and when the Aberdeen plant expansion nears completion as we enter into various purchase agreements to supply corn and natural gas for our plants. In addition, our long-term debt obligations will increase as we draw on our construction loans.

	Years Ending September 30:
	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in thousands)

Long-term debt obligations(1)	$33,155	$21,638	$14,447	$15,263	$15,433	$63,314	$163,250
Operating lease obligations(2)	2,064	1,990	1,865	1,846	1,383		9,148
Commodity purchase obligations(3)	12,387						12,387
Construction obligations(4)	46,998						46,998
Total contractual obligations	$94,604	$23,628	$16,312	$17,109	$16,816	$63,314	$231,783

(1)	Amounts represent principal due under our credit facilities, Our audited Consolidated Balance Sheets as of September 30, 2007 classify all obligations due under our Fairmont, Nebraska senior credit agreement as current obligations due to certain financial covenant violations as discussed above under “Cash Flows” in this Liquidity and Capital Resources section. The above table reflects these obligations in accordance with the repayment schedule reflected in the senior credit agreement as if we were in compliance with all respective financial loan covenants.

(2)	Operating lease obligations consist primarily of rail cars and office space.

(3)	Commodity obligations include corn and natural gas for our production facilities.

(4)	Amounts represent construction obligations due under our master-design build agreements.

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

Inventories

Corn, chemicals and supplies, work in process, ethanol and distiller grains inventories are stated at the lower of cost or market on weighted average cost method.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FOR OUR CURRENT OPERATIONS

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For fiscal 2007, sales of ethanol represented 89.1% of our total production revenues and corn costs represented 69.1% of total cost of sales. In general, ethanol prices are affected by the supply and demand for gasoline, the availability of other fuel oxygenates and the regulatory climate. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. Traditionally, we have not been able to pass along increased corn costs to our ethanol customers. At September 30, 2007, the price per gallon of ethanol and the price per bushel of corn on the Chicago Board of Trade were $1.53 and $3.73, respectively.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 12.5% of total cost of sales for fiscal 2007. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At September 30, 2007, the price of natural gas on the New York Mercantile Exchange was $7.92 per MMBTU.

To reduce price risk caused by market fluctuations in the cost of corn and natural gas, we have entered into forward purchase contracts. As of September 30, 2007, we had entered into forward purchase contracts representing approximately 6% of our current corn requirements, and guaranteed prices for our natural gas representing approximately 6% of our current natural gas usage. As of September 30, 2007, we had not entered into any transactions in an effort to mitigate risks associated with changes in the price of ethanol.

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

	Estimated		Hypothetical
	at Risk		Change in	Spot	Change in Annual
	Volume(1)	Units	Price	Price(2)	Operating Income
	(In millions)				(In millions)

Corn	46.7	bushels	10.0%	$3.73	$17.4
Natural gas	4.2	btu’s	10.0%	$7.92	$3.3
Ethanol	139.0	gallons	10.0%	$1.53	$21.3

(1)	The volume of corn is based on the assumption that we will enter into forward contracts for 6% of our estimated current 49.6 million bushel annual requirement. The volume of natural gas is based on the assumption that we will enter into forward contracts for 6% of our estimated 4,500,000 MMBTU annual requirement. We expect that as our production capacity increases, we will be exposed to additional market risk with respect to corn, natural gas and ethanol prices.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn as of September 30, 2007 and NYMEX price per MMBtu of natural gas as of September 30, 2007.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of September 30, 2007, we had $83.1 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates we will incur additional annual interest charges of $831,000. We have not contracted for any derivative financial instruments.

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

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. We anticipate recovery of up to 10% of the cost of the Fairmont plant construction via reductions in income taxes over the next 13 years. Under the Act we also anticipate recovery of 5% of the annual costs of the newly created positions, via offsets to future payroll taxes. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.

In December 2006 we received net proceeds of $6.7 million from TIF financing from the Village of Fairmont, Nebraska. We anticipate paying off the outstanding obligations with future property tax payments, assessed on the Fairmont plant.

ITEM 7.	FINANCIAL STATEMENTS

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Advanced BioEnergy, LLC

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in members’ equity and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the years ended September 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

/s/  McGladrey & Pullen, LLP

Des Moines, Iowa
December 31, 2007

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	September 30,
	2007	2006
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$7,111	$10,814
Accounts receivable:
Trade accounts receivable	2,997	—
Due from broker	1,036	—
Other	70	152
Inventories	7,798	—
Prepaid expenses	1,202	130

Total current assets	20,214	11,096

Property and equipment, net	242,937	39,909
Other assets
Restricted cash held in escrow	1,778	—
Cash held for plant construction	—	32,500
Financing and deferred offering costs, net	1,559	1,220
Goodwill	29,148	—
Intangibles	—	2,812
Other assets	1,199	66

Total Assets	$296,835	$87,603

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$25,685	$15,681
Accrued expenses	7,042	372
Derivative financial instruments	1,172	—
Current portion of long-term debt	111,779	—

Total current liabilities	145,678	16,053

Deferred income	6,732	—
Long-term debt	51,471	7,000
Members’ equity
Members’ capital, no par value, authorized 20,000,000 Units, 9,848,028 and 7,165,600 units outstanding at September 30, 2007 and 2006, respectively	92,954	64,788
Deferred compensation	—	(238)

Total members’ equity	92,954	64,550

Total liabilities and members’ equity	$296,835	$87,603

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	September 30,	September 30,
	2007	2006
	(Dollars in thousands,
	except per share data)

Net sales
Ethanol and related products	$57,754	$—
Other	623	—

Total net sales	58,377	—
Cost of goods sold	67,376	—

Gross loss	(8,999)	—
Selling, general and administrative	14,233	2,602

Operating loss	(23,232)	(2,602)
Other income	297	15
Interest income	977	1,518
Interest expense	(1,303)	(49)

Net loss before minority interest	(23,261)	(1,118)
Minority interest	(1,771)	—

Net loss	$(25,032)	$(1,118)

Basic & diluted weighted average units outstanding	8,854,151	3,717,635
Loss per unit — basic and diluted	$(2.83)	$(.30)

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity
For the Years Ended September 30, 2006 and 2007

	Member	Members’	Deferred	Total Members’
	Units	Capital	Compensation	Equity
	(Dollars in thousands)

MEMBERS’ EQUITY — September 30, 2005	625,000	$2,259	$(1,050)	$1,209
Issuance of membership units	6,048,400	60,484	—	60,484
Amortization of unearned compensation	—	—	812	812
Cost of raising capital — public offering	—	(1,068)	—	(1,068)
Issuance of membership units	492,200	4,172	—	4,172
Unit compensation expense	—	59	—	59
Net Loss	—	(1,118)	—	(1,118)

MEMBERS’ EQUITY — September 30, 2006	7,165,600	$64,788	$(238)	$64,550
Issuance of membership units, in connection with purchase of Heartland Grain Fuels, L.P.	2,631,578	52,632	—	52,632
Issuance of membership units for services	50,850	897	—	897
Amortization of unearned compensation	—	—	238	238
Unit compensation expense	—	292	—	292
Member distribution	—	(623)	—	(623)
Net loss	—	(25,032)	—	(25,032)

MEMBERS’ EQUITY — September 30, 2007	9,848,028	$92,954	$—	$92,954

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	September 30,	September 30,
	2007	2006
	(Dollars in thousands)

Cash flows from operating activities
Net loss	$(25,032)	$(1,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,461	28
Intangible impairment	2,812	—
Amortization of deferred offering costs	1,357	—
Consulting services exchanged for membership units	—	387
Unit compensation expense	1,427	59
Unrealized loss on derivative financial instruments	1,475	—
Minority interest in net income	1,771	—
Changes in working capital components net of effects of acquisition of HGF
Receivables	(1,236)	(149)
Inventories	(5,896)
Prepaid expenses	(941)	(67)
Accounts payable	(2,991)	213
Accrued expenses	5,654	366

Net cash used in operating activities	(17,139)
Cash flows from investing activities
Purchase of land options and deposits	—	(43)
Purchase of other assets	(497)	(2)
Net cash received from acquisition of assets	—	1,306
Purchase of Heartland Grain Fuels, LP, net of cash acquired	(15,204)	—
Purchase of property and equipment	(132,342)	(23,536)
(Increase) decrease in cash for plant construction and cash held in escrow	31,911	(32,500)

Net cash used in investing activities	(116,132)	(54,775)
Cash flows from financing activities
Proceeds from sale of membership units	—	60,484
Payments on debt	(875)	(1,271)
Proceeds from long-term debt	132,726	7,000
Distribution to members	(623)	—
Payment of deferred offering and financing costs	(1,660)

Net cash provided by financing activities	129,568

Net increase (decrease) in cash and cash equivalents	(3,703)	9,921
Beginning cash and cash equivalents	10,814	894

Ending cash and cash equivalents	$7,111	$10,815

Supplemental disclosure of non cash transactions
Deferred income incurred for deposits and deferred financing costs	$1,373	$391
Membership units issued for acquisition of assets	52,632	4,172
Accounts payable incurred for construction in process	23,357	14,991
Financing costs amortized to construction in progress	147	30
Land option applied to land purchase	—	20
Land acquired through issuance of note payable	—	1,271
Deposit transferred to financing cost	—	25
Unearned compensation provided as a cost of raising capital	—	425
Deferred offering cost transferred to cost of raising capital	—	1,068
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $1,503 in 2007 and $200 in 2006	$6,490	$248

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006

1.	Organization and Significant Accounting Policies

The financial statements include the accounts of the Company and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”), ABE Northfield, LLC, Indiana Renewable Fuels, LLC (“IRF”), ABE Heartland, LLC (f/k/a HGF Acquisition, LLC) (“HGF Acquisition”), Dakota Fuels, Inc. (“Dakota Fuels”) and Heartland Grain Fuels LP (“HGF”). HGF is a Delaware limited partnership formed in 1991. ABE acquired a 53.315% ownership interest in HGF on November 8, 2006 (See Note 2). On May 14, 2007, the Company acquired the remaining partnership interest in HFG (the “Second Closing”). All significant inter-company account balances and transactions have been eliminated. These financial statements include the operations of HGF for the respective percentage of ownership from the time of the acquisition closings. Prior to the acquisition of HGF, the Company was a development stage company.

The Company was organized to build ethanol plants and undertake other biofuel projects. The Company currently operates a nine million gallons per year ethanol plant in Aberdeen, South Dakota, and a thirty million gallons per year ethanol plant in Huron, South Dakota, acquired in connection with the HGF acquisition. The construction of an 100 million gallons per year ethanol plant near Fairmont, Nebraska was completed in October 2007. A 40 million gallon per year ethanol plant expansion in Aberdeen, South Dakota is underway and is expected to be completed in first quarter 2008. A 110 million gallon per year ethanol plant to be located near Argos, Indiana, is in the design stage, and a 100 million gallon per year ethanol plant to be located near Northfield, Minnesota, is in the development stage.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company segregates cash held in escrow and cash restricted for use in plant construction as non-current.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, derivative instruments, other receivables, accounts payable, accrued expenses and long-term debt. Management believes the fair value of each of these financial instruments approximates their carrying value in the balance sheet as of the balance sheet date. The fair value of current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors.

Receivables

Credit sales are made primarily to two customers and no collateral is required. The Company carries these accounts receivable at face amount with no allowance for doubtful accounts due to the collectibility of those accounts.

Derivative Instruments/Due From Broker

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

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories

Corn, chemicals and supplies, work in process, ethanol and distiller grains inventories are stated at the lower of cost or market on the weighted average cost method.

Property and Equipment

Property and equipment is stated at the lower of cost or fair value. Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives.

Construction in progress consists of expenditures for construction of the Nebraska and the new Aberdeen ethanol plants. These expenditures will be depreciated using the straight-line method over various estimated useful lives once construction is completed and the assets are placed into service.

Deferred Financing and Offering Costs

The Company defers costs incurred to raise debt and equity financing until the related equity or debt is issued. The financing costs will be amortized over the term of the debt. The Company withdrew its registration statement on Form SB-2 during the fiscal year ended September 30, 2007, and accordingly expensed the previously capitalized costs during this period.

Goodwill and Other Intangibles

The Company records goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. In the fiscal year ended September 30, 2007, the Company deemed the intangible asset recorded in connection with a methane supplier contract at it’s Indiana plant location to be impaired, and recorded the impairment in selling, general and administrative costs in the consolidated statements of operations.

Deferred Income

The Company recorded the net funds received from the Village of Fairmont Nebraska Tax Incremental Financing as deferred income and this deferred income will be amortized into income as property taxes are paid in the fiscal years ending September 2008 through 2021.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unit Based Compensation

The Company uses the estimated market value at the time the units are granted to value those units granted to officers and directors.

Shipping Costs

The Company classifies shipping costs as a component of cost of goods sold in the consolidated statements of operations.

Loss Per Unit

Basic and diluted loss per unit are computed using the weighted-average number of vested units outstanding during the period. Unvested units and units held in escrow are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted loss per unit as their effect would be anti-dilutive for the years ended September 30, 2007 and 2006.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources an in assessing performance. The Company’s ethanol plants are managed and reported as one operating segment.

Development Stage Operations

The Company was formed in January 2005 and was engaged in the prior years of acquiring financing to construct and acquire ethanol producing facilities. In November 2006, the Company became operational with it’s acquisition of a 53% ownership interest in HGF, which had two fully operational plants. The recently constructed Fairmont Nebraska plant, owned by our ABE Fairmont, LLC, was a development stage company. Prior to opening in October 2007, it had accumulated losses of $18,311,000.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial statements.

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

The aggregate purchase price of HGF was $70,251,000 consisting primarily of $16,701,000 in cash, the issuance of 2,631,578 units of ABE valued at $52,632,000, or $20 per unit, and direct costs of the acquisition of $918,000. There is no established market for the Company’s units. The per unit fair value for the units issued in the transaction was determined by the Company’s board of directors after consideration of various factors.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the consolidated statements of operations since the acquisition date. The purchase price allocation was determined, in part, through the use of an independent appraisal. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisitions (in thousands):

	As of	As of
	Nov 8, 2006	May 14, 2007	Combined

Cash acquired	$2,414	$—	$2,414
Current assets	5,052	—	5,052
Property and equipment	56,634	10,000	66,634
Other long-term assets	635	—	635
Restricted cash held in escrow	7,794	(7,794)	—
Goodwill	15,924	13,224	29,148

Total assets acquired	88,453	15,430	103,883
Current liabilities	(8,645)	—	(8,645)
Long-term debt	(34,552)	7,794	(26,758)
Minority interest	(7,857)	9,628	1,771

Fair value of assets and liabilities assumed and accrued, net	$37,399	$32,852	$70,251

The following table presents our unaudited consolidated results of operations on a pro forma basis as if the acquisition had taken place at the beginning of years presented (in thousands, except share amounts):

	Year Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands, except
	per unit data)

Net sales	$66,521	$47,557
Gross profit (loss)	(8,204)	11,505
Gross profit %	(12.3)%	24.2%
Selling, general and administrative	14,335	3,352

Net income (loss)	$(22,732)	$7,773

Income (loss) per unit — basic and diluted	$(2.83)	$1.22

3.	Inventories and Property and Equipment

A summary of inventories and property and equipment at September 30, 2007 and September 30, 2006 is as follows (in thousands):

	September 30,	September 30,
	2007	2006

Corn	$5,500		$—
Chemicals	164		—
Work in process	552	—
Ethanol	609		—
Distillers grain	58		—
Supplies and parts	915		—

Total	$7,798		$—

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	September 30,
	2007	2006

Land	$2,428	$1,460
Buildings	7,178	—
Process equipment	51,597	—
Office equipment	590	324
Construction in process	185,636	38,156

	247,429	39,940
Accumulated depreciation	(4,492)	(31)

Property and equipment, net	$242,937	$39,909

The Company capitalizes interest expense as part of the cost of construction of its plants and equipment and will be depreciated over the life of the related assets. Capitalized interest totaled approximately $8,085,000 at September 30, 2007 and $229,500 at September 30, 2006.

4.	Long Term Debt and Subsequent Events

Long-term debt consists of the following at September 30, 2007 and September 30, 2006 (dollars in thousands):

				Additional
				Financing
				Available at
	Interest	September 30,	September 30,	September 30,
	Rate	2007	2006	2007

HGF term commitment, revolving term loan(a)	6.8 - 8.5%	$42,000	$—	$—
HGF Acquisition note payable(a)	15%	5,000	—	—
ABE Fairmont term commitment(b)	8.25 - 8.75%	83,124	—	6,876
ABE Fairmont seasonal line	8.75%	—	—	4,089
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000	—
Advanced BioEnergy convertible note	15%	25,929	—	—
Other	7.5%	197	—	—

Total outstanding		163,250	7,000	$10,965
Less: Amounts due within one year		(111,779)	—

Long-term debt		$51,471	$7,000

(a)	The revolving term loan and note payable and $18,662,000 of payables were paid in October 2007 from the net proceeds of $59,071,000 from our Senior Credit Facility and $11,246,000 from the Brown County Revenue Bonds.

(b)	The $83.1 million of debt related to our senior credit agreement for our Fairmont, Nebraska facility is classified as current as of September 30, 2007. This debt is classified as current as a result of underlying financial covenant compliance issues at September 30, 2007 through November 30, 2007 related to net worth and working capital requirements of ABE Fairmont, LLC as stated in the senior credit agreement. The Company is attempting to obtain a waiver for the respective covenant violations and expects to obtain such waiver for the respective periods in January 2008. If the Company is not successful in obtaining a

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

waiver the Company may be required to contribute additional equity into ABE Fairmont, LLC or be subject to other default provisions contained in the senior credit agreement. If the Company is successful in obtaining the waiver in January 2008, the current debt obligation under this senior credit facility is $4.5 million, rather than the $83.1 million as currently classified in the Consolidated Balance Sheet.

The estimated maturities of debt at September 30, given the refinancing that occurred subsequent to year end, are as follows (in thousands):

2008	$111,779
2009	5,447
2010	5,447
2011	6,263
2012	6,433
Thereafter	27,881

Total debt	$163,250

Senior Credit Facility for the South Dakota Plants

The Company had fully drawn on its two HGF revolving term loan facilities totaling $42,000,000 with rates between 6.8 — 8.5% at September 30, 2007. The loans are secured by a first mortgage lien in favor of CoBank, ACB covering real property owned by HGF, together with a security interest covering substantially all personal property owned by HGF. Restrictive covenants in the loan agreements provide for, among other things, (1) restrictions on incurring additional indebtedness, (2) restrictions on the ability to mortgage, pledge, assign or grant security interest in any assets to any other party, (3) minimum working capital (4) minimum net worth balances and (5) restrictions on scheduled payments made to lessors during each fiscal year.

The loan facilities principal and accrued interest were paid in full in October 2007.

Refinanced Senior Credit Agreement for the South Dakota Plants

On October 9, 2007, HGF entered into a senior credit agreement that provides for (1) a construction loan facility in an aggregate amount of up to $90,700,000 which matures on the earlier of March 31, 2008 and the date the construction loans made there under are converted into term loans (the “Conversion Date”), (2) a term loan facility in an aggregate amount of up to $90,700,000 which matures on the earlier of that date which is six years after the Conversion Date or October 9, 2015 (the “Final Maturity Date”); and (3) a working capital and letter of credit facility in an aggregate amount of up to $8,000,000 which matures on October 9, 2012. The primary purpose of the credit facility is to refinance HGF’s Aberdeen and Huron South Dakota ethanol plants; fund an expansion of the Aberdeen Plant; and to pay for operating costs at both the Aberdeen and Huron Plants.

During the term of the working capital and letter of credit facility, HGF may borrow, repay and re-borrow amounts available under the working capital and letter of credit facility. Loans made under the construction loan or the term loan facility may not be re-borrowed once repaid or prepaid. Except for required prepayments from cash flows (described below), construction loans do not amortize, and are fully due and payable on the Conversion Date. The term loan facility is intended to refinance the construction loans. The principal amount of the term loan facility is payable in equal quarterly payments of $1,361,000 beginning in June 2008, and the remaining principal amounts are fully due and payable on the Final Maturity Date. Loans made under the working capital and letter of credit facility are fully due and payable on October 9, 2012.

HGF has the option to select between two floating interest rate loans under the terms of the senior credit agreement: Base Rate Loans bear interest at the Administrative Agent’s base rate (which is the higher of the

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

federal funds effective rate plus 0.50% and the Administrative Agent’s prime rate) plus 2.50% per annum. Eurodollar Loans bear interest at LIBOR plus 3.50%.

Under the terms of the senior credit agreement, HGF has agreed to pay a quarterly commitment fee equal to 0.50% per annum on the unused portion of the construction loan and working capital and letter of credit facilities. In addition to the quarterly commitment fee described above, HGF is also required to pay certain letter of credit and related fronting fees and other administrative fees on the terms set forth in the senior credit agreement. HGF’s obligations under the senior credit agreement are secured by a first-priority security interest in all of the partnership interests in HGF and substantially all of HGF’s assets.

Loans outstanding under the senior credit agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows. HGF must also prepay loans under the working capital and letter of credit facility to the extent that the prevailing borrowing base is less than the aggregate amount of such loans.

Construction, term, working capital and letter of credit loans are subject to conditions precedent, including, among others, receipt of lien waiver statements; receipt of change orders; evidence that prior construction loans were used in accordance with the senior credit agreement; receipt of a legal opinion of counsel related to the permitting of the Aberdeen and Huron, South Dakota ethanol plants; the absence of a material adverse effect; the absence of defaults or events of defaults; the accuracy of certain representations and warranties; payment of fees and expenses; the contribution of all required equity; obtainment of required contracts, permits and insurance; and certain certifications from the independent engineer (as defined in the senior credit agreement) in respect of construction progress. Additionally, HGF may not be able to fully utilize the credit facility if the independent engineer is not able to certify that the completed ethanol plants meet certain minimum performance standards.

The senior credit agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on HGF’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change their line of business; and establish bank accounts.

In addition, the senior credit agreement and the related loan documentation, among other terms and conditions, require (subject to specified exclusions) HGF to maintain adequate and specified insurance; maintain its separate existence from its upstream affiliates (including the Company); provide the lenders’ with a first-priority security interest in the collateral; maintain an interest rate and commodity hedge protection program; and comply with laws and permits.

The senior credit agreement contains customary events of default and also includes an event of default for failure to complete the expansion of the Aberdeen plant by March 31, 2008; defaults on other indebtedness by HGF or its general partner; and certain changes of control.

The senior credit agreement and the subordinate solid waste facilities revenue bonds described below also required HGF to enter into an accounts agreement dated as of October 1, 2007 among HGF, Amarillo National Bank, as the Accounts Bank and Securities Intermediary, WestLB as the collateral agent and administrative agent and Wells Fargo Bank, National Association, as trustee of the Brown County, South Dakota Subordinate Solid Waste Facilities Revenue Bonds. Among other things, the accounts agreement establishes certain special, segregated project accounts and establishes procedures for the deposits and withdrawals of funds into these accounts. Substantially all cash of HGF is required to be deposited into the project accounts subject to security interests to secure obligations in connection with the senior credit agreement and the subordinate solid waste

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities revenue bonds. Funds will be released from the project accounts in accordance with the terms of the accounts agreement.

Subordinate Solid Waste Facilities Revenue Bonds

On October 9, 2007, Brown County, South Dakota (the “County”) issued $19,000,000 of subordinate solid waste facilities revenue bonds (Heartland Grain Fuels, L.P. Ethanol Plant Project), Series 2007 for the benefit of HGF . The bonds were issued pursuant to a bond trust indenture dated as of October 1, 2007 between the County and Wells Fargo Bank, National Association (the “Trustee”). The proceeds of the bonds were loaned by the County to HGF pursuant to a loan agreement dated as of October 1, 2007 (the “Loan Agreement”) to (1) finance the acquisition and installation of certain improvements and equipment which constitute qualifying solid waste disposal facilities, as defined by the Internal Revenue Code of 1986 for the expansion of HGF’s existing ethanol production located in Aberdeen, South Dakota; (2) fund a debt service reserve fund in the amount of $1,900,000; (3) pay interest during the construction period of the Expansion; and (4) pay a portion of the costs of issuance of the bonds with the remainder of the costs of issuance to be paid from other sources. Payment of the bonds is subordinate to the senior lenders under the senior credit agreement under the terms of an intercreditor agreement.

The bonds are secured by the terms of a pledge and security agreement, dated as of October 1, 2007, between the Company, ABE Heartland, LLC and the Trustee, under which agreement the Company will collaterally assign, grant, and pledge to the Trustee a continuing security interest and lien in all the estate, right, title and interest of the Company in and to ABE Heartland, LLC. In addition, HGF has granted a subordinate mortgage lien and security interest in its existing facilities to the Trustee to secure the payment of the obligations of HGF under the loan agreement and the debt service on the bonds.

The bonds are dated as of October 9, 2007 and were issued as a single term bond maturing on January 1, 2018 with an interest rate of 8.25%. Interest on the bonds is computed on the basis of a year of 360 days consisting of twelve months of thirty days each, payable on each January 1 and July 1 commencing January 1, 2008. In the event the bonds become subject to federal income taxation (a “Determination of Taxability”), the interest rate on the bonds will be converted to a taxable interest rate which is a fluctuating per annum interest rate adjusted on the first day of each calendar quarter and is equal to the sum of the interest rate published as the London Interbank Offered Rates with a term of three months as of each adjustment date plus 350 basis points.

The bonds are subject to optional redemption by HGF, in whole or in part, beginning on January 1, 2015 at a redemption price equal to 106% of the principal amount of the bonds plus accrued interest, which redemption price decreases by 2% per annum until maturity. The bonds are also subject to mandatory redemption upon a Determination of Taxability at a price of 108% of the principal amount plus interest accrued to the redemption date.

Events of default under the indenture include, among other things (i) nonpayment of principal or interest when due and payable; (ii) any Event of default as defined in the loan agreement or the violation of any covenant, condition, agreement or provision contained in the bond, the indenture or the other bond documents. Upon the happening and condition of any event of default, the Trustee may declare, or be required to declare based on the request of at least 25% of the bondholders, pursuant to the terms of the Indenture the entire principal amount of the Bonds then outstanding and interest accrued, immediately due and payable.

Loan from Kruse Investment Company

HGF Acquisition had a $5,000,000 loan from Kruse Investment Company outstanding at September 30, 2007, secured by all of the ownership interests in HGF owned by HGF Acquisition and bearing interest of 15%. The outstanding principal balance and accrued interest was paid in full in October 2007.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Credit Facility for the Fairmont plant

Effective February 17, 2007, ABE Fairmont, LLC entered into a loan agreement with Farm Credit establishing a senior credit facility with Farm Credit for the construction of a 100 million gallons per year ethanol plant. The construction financing is in the amount of $79,500,000 consisting of a $58,500,000 term loan, known as term loan A, and a $21,000,000 revolving term loan, known as term loan B. Farm Credit also extended to the Company a $5,000,000 revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which will not be effective until the Company begins operations at its Fairmont plant. Farm Credit has appointed CoBank, ACB, to serve as its agent with regard to these loans. The Company issued a letter of credit to Trinity Industries Leasing Company for $911,000, for the lease of rail cars, effectively reducing the financing available from the revolving term loan.

ABE Fairmont and Farm Credit also entered into additional loan agreements, the effect of which is to provide an additional $6,500,000 term loan, known as term loan C, and an additional $4,000,000 revolving term loan, known as term loan D for construction of the Fairmont plant. The terms and conditions of these loan agreements are substantially similar to those described above.

ABE Fairmont may select a rate of interest for each term loan at CoBank’s announced base rate plus 0.5%, a fixed rate to be quoted by CoBank or at LIBOR plus 3.4% per annum. ABE Fairmont may select a rate of interest for the grain inventory and futures revolving credit facility at CoBank’s announced base rate, a fixed rate to be quoted by CoBank or at LIBOR plus 3.1% per annum.

ABE Fairmont must repay term loan A as follows: 25 equal quarterly installments of $2,250,000 with the first installment due in May 2008, and the last installment due February 20, 2014, followed by a final installment in an amount equal to the remaining unpaid principal balance on May 20, 2014. For each fiscal year ending in 2007 through 2010, ABE Fairmont must pay an additional amount equal to the lesser of $8,000,000 or 75% of its free cash flow, not to exceed $16,000,000 in the aggregate for all of these cash flow payments. On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of term loan B in $5,000,000 increments due every six months. ABE Fairmont will repay the grain inventory and futures revolving credit facility the earlier of March 1, 2008 or 12 months after the date on which ABE Fairmont borrows funds. ABE Fairmont must repay term loan C and term loan D in full on June 1, 2009.

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

While the credit facilities are outstanding, ABE Fairmont will be subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. After the construction phase, ABE Fairmont will not be allowed to make capital expenditures of more than $600,000 without prior approval. ABE Fairmont is also prohibited from making distributions to Advanced BioEnergy except as follows: (i) for each fiscal year commencing with the fiscal year ending September 30, 2007, ABE Fairmont may make a distribution to Advanced BioEnergy of 40% of ABE Fairmont’s net profit for the applicable fiscal year if Farm Credit has received audited financial statements for the applicable fiscal year and (ii) ABE Fairmont may make distributions to Advanced BioEnergy exceeding 50% of its net income if it has made the required cash flow payment for that fiscal year. ABE Fairmont must also be in compliance with all financial ratio requirements and loan covenants before and after any distributions to Advanced BioEnergy.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon the occurrence of an event of default or an event that will lead to a default, Farm Credit may upon notice terminate its commitment to loan funds to ABE Fairmont and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable.

Amendments to the ABE Fairmont Senior Loan Documents

On October 17, 2007, ABE Fairmont entered into a statused revolving credit supplement to the CoBank Loan Agreement. The Supplement provides for additional revolving loans in an aggregate principal amount not to exceed $8,000,000. In connection with these transactions, ABE Fairmont also entered into certain amendments to the construction, term and revolving loans previously made under the CoBank loan agreement. These amendments change the repayment terms of certain construction and term loans, provide for certain fees and make certain other changes.

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant

ABE Fairmont has $7.0 million of subordinate exempt facilities revenue bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan agreement is collateralized by the Fairmont plant assets. The Company has agreed to repay the loan by making loan payments to the issuer in an amount equal to the aggregate principal amount of the loan from time to time outstanding, and the premium, if any, and interest thereon at maturity, upon redemption, upon acceleration, or when otherwise payable. The Company’s obligation to make the loan payments under the loan and trust agreement is evidenced by its execution and delivery of a promissory note. The Company’s repayment of the loan and the security for the loan are subordinate to the Company’s senior loan and credit facility. Annual principal payments of $815,000 are required starting in December 2010 through December 2016, with the remainder due December 2017.

Subordinated Convertible Debt Financing

The Company issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an existing investor in the Company, $25,929,000 of 15% subordinated convertible promissory notes. The proceeds will be used for continuing construction of the Aberdeen plant expansion.

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

Promissory Note

On October 5, 2007, the Company issued a promissory note to ICM, Inc. for a principal amount of $2,500,000. The note is due and payable in full on the earlier of (i) October 5, 2008, and (ii) the “Conversion Date” under the WestLB Credit Agreement.

Secured Term Loan Note

On October 17, 2007, the Company issued a $10 million secured term loan note dated October 17, 2007 to PJC Capital LLC (“PJC”). In connection with the note, the Company also issued to PJC a warrant to purchase 450,000 units of the Company at an exercise price per unit equal to $14.00. The warrant expires on October 17, 2012.

The note bears interest at 13% per annum compounded quarterly until July 15, 2008 and 15% per annum compounded quarterly thereafter. The note will mature on the earlier of (a) October 16, 2008, (b) the

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurrence of a change of control of the Company and (c) the date of acceleration of the obligations following the occurrence of an event of default. Loans outstanding under the note can be prepaid without penalty, and are also subject to mandatory prepayment in certain circumstances (subject to specified exclusions), including if the Company or its subsidiary, ABE Fairmont disposes of any assets or issues any equity interests, debt securities or notes. The mandatory prepayment provisions are subject to any amounts required to be prepaid under ABE Fairmont’s current loan agreement with Farm Credit Services of America, FLCA (as further described below) and that certain loan and trust agreement dated as of April 1, 2006 among ABE Fairmont, County of Fillmore, State of Nebraska and Wells Fargo Bank, N.A.

The note includes, among other terms and conditions, limitations (subject to specified exclusions) on the ability of the Company and ABE Fairmont to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into transactions with affiliates; and change their line of business. In addition, the note requires the Company and ABE Fairmont to maintain adequate and specified insurance and comply with laws and permits. The note contains customary events of default and also includes events of defaults for defaults on other indebtedness of the Company or its subsidiaries under specified loan documents.

In connection with the note, the Company also entered into a membership interest pledge agreement dated as of October 17, 2007 in favor of PJC. Among other things, the Pledge Agreement provides PJC with a first-priority security interest in the equity interests of ABE Fairmont.

5.	Members Equity

Fairmont Development Fee

The two original members received compensation in the form of restricted equity units in connection with the construction of the Fairmont, Nebraska facility. As of September 30, 2007, the Company has issued 125,000 units, valued at $10 per unit, in connection with the Fairmont project development fee. The company anticipates issuing an additional 32,500 units under this project development fee agreement. The company recorded related compensation expense of $238,000 and $1,300,000 in the years ended September 30, 2007 and 2006, respectively, and expects to record an additional $455,000 in the year ended September 2008.

Restricted Unit Agreements

The Company entered into restricted unit agreements with two of its officers in which it will issue up to 345,000 units based on achieving additional ethanol production capacity. In November 2006, the Company issued 44,850 units, valued at $20 per unit, in connection with the acquisition of HGF. The Company recognized $897,000 of related compensation expense in the year ended September 30, 2007. The Company expects to record an additional $644,000 of expense related to the Aberdeen expansion in fiscal 2008.

Employment Agreements

In April 2006, an officer of the Company entered into an employment agreement in which he was to receive up to 30,000 units valued at $10 per unit in 6,000 unit installments on the first five anniversary dates of his employment. The first 6,000 units were issued in the year ended September 30, 2007. On July 31, 2007, the timing of the issuance of the remaining 24,000 units was revised by the board in a restricted unit award agreement that provided for the immediate issue of 24,000 units subject to transfer restrictions and possible forfeiture. A portion of these units will vest on October 1 of each year beginning in 2007, with 3,000 units vesting in 2007 and 2011, and 6,000 units vesting in 2008-2010. The Company recorded compensation expense of $60,000 and $25,000 in the years ended September 30, 2007 and 2006, respectively, and expects to record an additional $299,000 of expense over the next three years.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2007, the board also approved combined restricted unit awards of 30,000 to two other officers. Each of these awards vests as to 20% of the units on October 1 of each year, beginning in 2007 for one award and 2008 for the other. The Company expects to record an additional $420,000 over the next five years.

Change in Control Agreements

On July 31, 2007, the board of directors, upon the recommendation of the compensation committee, granted to certain executives of the Company the right to receive a total of 74,000 units of the Company if their employment is terminated in connection with or within two years after a change in control of the Company.

Lock-up Agreement

The Company has issued restricted units to certain directors for services outside their role as directors at fair value under the Financial Accounting Standards Board (FASB) Statement No. 123R Share Based Payment. All restricted units issued are subject to various restriction requirements. 305,000 membership units are restricted by a lock-up agreement involving the Company, the two founding members and a related party development company. The lock-up agreement prohibits the transfer of the units until May 2008.

6.	Commitments and Contingencies

Construction Contracts

We believe the cost of the Aberdeen expansion construction and startup (excluding working capital) will cost approximately $79,298,000. At September 30, 2007, we had paid for $38,420,000 of the construction.

Subsequent to year end the Company incurred an additional $6,100,000 of construction costs for the Fairmont, NE plant that opened in October 2007.

Land

The Company has various options to purchase approximately 938 acres in Indiana, 294 acres in Minnesota and 222 acres in Ohio for a total of approximately $6,256,000, $2,966,000 and $3,805,000, respectively.

Lease Commitments

The Company leases various autos and an office facility under operating lease agreements with the following approximate future minimum rental commitments (in thousands):

2008	$2,064
2009	1,990
2010	1,865
2011	1,846
2012	1,383

$9,148

The Company recognized rent expense related to the above leases of approximately $600,000 and for the year ended September 30, 2007 and $35,000 for the year ended September 30, 2006.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Major Customers

HGF entered into a grain origination agreement with South Dakota Wheat Growers Association to supply HGF with its corn requirements. Purchases for the year ended September 30, 2007 were approximately $46,575,000. We did not purchase any corn in the year ended September 30, 2006. Related accounts payable as of September 30, 2007 and 2006 were approximately $1,232,000 and none, respectively.

HGF also entered into a marketing agreement with Aventine Renewable Energy, Inc. where Aventine is required to purchase all of the ethanol produced at HGF’s South Dakota plants at a price per gallon determined through a pooling of HGF’s and other producers’ ethanol that is sold by Aventine to third parties, less a commission based on the net pooled price. Sales for the year ended September 30, 2007 were approximately $68,526,000. The Company did not have any ethanol sales in the year ended September 30, 2006. Related accounts receivable as of September 30, 2007 and 2006 were approximately $2,361,000 and none, respectively. This ethanol marketing agreement will expire on November 30, 2008; however, the agreement automatically renew for successive one-year term unless terminated by either party upon one year’s prior written notice. Commissions were approximately $484,000 for the year ended September 30, 2007. No commissions were paid for the year ended September 30, 2006.

HGF is a party to a by-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds will market locally the sale of ethanol co-products produced at HGF’s plants to third parties for an agreed-upon commission. Co-product sales for the year ended September 30, 2007 were $8,157,000. The Company did not have any co-product sales in the year ended September 30, 2006. Related accounts receivable as of September 30, 2007 and 2006 were approximately $309,000 and none, respectively.

ABE Fairmont entered into a marketing agreement for the sale of the ethanol that the Company’s Fairmont, Fairmont plant produces. The Company will receive a price equal to the actual sale price less expenses and less a marketing fee charged per gallon. The initial term of the agreement is for at least 12 months beginning on the first day of the month of the first shipment of ethanol and ending at the end of March or end of September, whichever occurs first following the 12-month period. After the initial term, it will automatically renew for successive one-year terms unless terminated by either party upon 90 days’ written notice. The agreement may also be terminated for an uncured breach, intentional misconduct or upon mutual agreement of the parties. ABE Fairmont did not produce any ethanol in the years ended September 30, 2007 and 2006.

ABE Fairmont entered into a marketing agreement to purchase distillers dried grains with solubles (DDGS) the Company is expected to produce. The buyer agrees to pay the Company a percentage of the selling price minus an amount per ton. The agreement commences when the Company begins producing DDGS and continues for one year initially and thereafter may be terminated by either party with 120 days’ written notice. ABE Fairmont did not produce any distiller grains in the years ended September 30, 2007 and 2006.

8.	Risk Management

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

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts and OTC futures options to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and exchange traded futures contracts to reduce price risk. Exchange-traded futures contracts are valued at market price. Changes in market price of ethanol related activities are reflected in revenues and changes in market price of corn related items are reflected in cost of goods sold. At September 30, 2007 and 2006, net unrealized losses of $1,172,000 and none, respectively are classified as derivative financial instruments on the balance sheet. Net realized and unrealized gains and losses offset revenues by $18,508,000 and cost of goods sold by $1,036,000 for the year ended September 30, 2007. The Company did not enter into any exchange traded futures contracts in the year ended September 30, 2006.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended and, therefore, and not marked to market in the Company’s financial statements. At September 30, 2007, the Company entered into forward purchase contracts for the purchase of corn totaling approximately $10,291,000 through March 2008 and the purchase of natural gas totaling $2,096,000 through March 2008.

9.	Employee Benefit Plan

The Company has a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $148,000 and none to the plan in the years ended September 30, 2007 and 2006.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Identification of Directors, Executive Officers and Significant Employees

The following table shows our directors and executive officers as of December 27, 2007:

			Director
Person	Age	Offices	Since

Revis L. Stephenson III	41	Chairman and Chief Executive Officer	2005
Donald E. Gales	45	Chief Operating Officer and President	—
Richard R. Peterson	42	Vice President of Accounting and Finance and Chief Financial Officer	—
Perry C. Johnston	45	Vice President, General Counsel and Secretary	—
Robert W. Holmes	60	Director	2005
Larry L. Cerny	66	Director	2005
Robert E. Bettger	60	Director	2005
Richard W. Hughes	55	Director	2005
Dale Locken	54	Director	2006
John E. Lovegrove	52	Director	2005
Troy Otte	40	Director	2005
Keith E. Spohn	59	Director	2005

Business Experience of Directors and Officers

The following is a brief description of the business experience and background of our officers and directors.

Revis L. Stephenson III joined our company as chief executive officer in September 2005, and was elected chairman in January 2005. Mr. Stephenson has over 17 years’ experience in the investment industry. During his career he has gained experience in the public and private markets where his responsibilities included placement of equity and debt, assisting with structuring, and pricing. Mr. Stephenson served as vice president institutional sales, for the fixed income originations group of Oppenheimer & Co., a New York based financial services firm, from June 2002 to September 2005. Prior to that, he was vice president investments for MJSK Securities for five years. He was also with Piper Jaffray Inc., where he left as managing director, investments, for seven years before joining MJSK Securities.

Donald E. Gales joined our company as chief operating officer and president in March 2006. Prior to joining our company, he served as vice president of Archer-Daniels-Midland Grain Co. Western Division from August 2004 until March 2006. As vice president, Mr. Gales was responsible for Archer-Daniels-Midland’s grain assets in six states, along with sitting on the board of directors of Skyland Grain, LLC, United Prairie Ag LLC, Hutchinson Fertilizer LLC, Norkan Fertilizer LLC and FSC/ADM LLC. From August 2002 to August 2004, Mr. Gales was president of ADM-Collingwood, a wholly owned subsidiary of Archer Daniels Midland Company that originated and marketed grain and provided farm inputs in the plains states. Before joining Archer-Daniels-Midland, Mr. Gales was the chief executive officer of SDWG from December 1998 to August 2002.

Richard R. Peterson joined our company as vice president of accounting and finance and chief financial officer in November 2006. From July 2001 until November 2006, Mr. Peterson served as the director of finance, North American Operations for Nilfisk Advance, Inc., a manufacturer of commercial and industrial cleaning equipment. Prior to joining Nilfisk Advance; Mr. Peterson served as the chief financial officer for PPT Vision, Inc., a manufacturer of 2D and 3D vision inspection equipment from April 1999 to July 2001 and the chief financial officer of Premis Corporation, a point-of-sale software development company from December 1996 to April 1999.

Perry C. Johnston joined our company as vice president and general counsel in August 2007. Mr. Johnston also serves as our company secretary. Prior to joining Advanced BioEnergy, Mr. Johnston was vice president, legal regulatory & compliance of Aperio Technologies, Inc., a life sciences technology company focused on pathology applications, from January 2006 to July 2007. Mr. Johnston served as vice president & general counsel of the Nevada Cancer Institute from July 2005 to January 2006, as vice president, legal & compliance of CardioNet, Inc., a Medicare Part B service provider, from December 2003 to May 2005, as senior legal counsel of Medtronic, Inc., a medical device manufacturer, from January 1999 to November 2003 and in various legal roles, including managing attorney at Jostens, Inc., a provider of commemorative products and services, from September 1992 to December 1998. Mr. Johnston’s earlier experiences include several years in private legal and tax practice, and in agriculture-related businesses.

Robert W. Holmes founded Timberwood Bank in 2003, where he is currently chairman of the board, president and a principal shareholder. For five years prior, he managed an insurance agency which he also founded.

Larry L. Cerny owned and operated a supermarket in Geneva, Nebraska for 35 years. He was part-owner of supermarkets in Minden, Waverly, Falls City, Hickman and Neligh, Nebraska, and Sabetha, Kansas. In 1972, he co-founded Geotechnical Services Inc., a geotech and environmental engineering firm, with offices in Omaha, Lincoln and Grand Island, Nebraska, Wichita, Kansas, and Des Moines, Iowa where Mr. Cerny has served as chairman of the board for the past 20 years. Mr. Cerny serves on the Fillmore County Board of Supervisors, the York State Bank Board, and the Nebraska Intergovernmental Risk Management Association Board of Directors.

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

Dale Locken has been the chief executive officer of SDWG since December 2002. Prior to joining SDWG, he was the director of U.S. sales and strategic accounts for BASF Corporation, the world’s leading chemical company, from July 2001 to November 2002. Mr. Locken serves on the board of directors of the South Dakota Association of Cooperatives and Petroleum Partners, LLC.

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

The audit committee consists of Messrs. Bettger, Cerny and Otte. The audit committee’s function is one of oversight and, in that regard, the audit committee meets with our management and independent registered accounting firm to review and discuss our financial reporting and our controls respecting accounting. When our current board of directors was appointed, we were not a reporting company and had limited resources and very simple financial statements. Therefore, our members selected directors with attributes other than whether a directors would satisfy the definition of an audit committee financial expert. While our financial reporting has become more complicated, our board of directors believes that our current audit committee members possess sufficient knowledge and experience regarding financial reporting that we do not need an audit committee financial expert at this time.” Although none of the audit committee members is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-B, we believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

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

The risk management committee consists of Messrs. Lovegrove, Otte and Spohn from the board of directors and Revis L. Stephenson III, our chief executive officer, and Donald E. Gales, our chief operating officer. The risk management committee’s function is to assist the board of directors in assessing and managing the risks associated with managing the company’s processing margin and the purchase and sale of commodities required in connection with or produced as a result of the company’s production of ethanol.

Nomination of Directors

The Board does not have a written policy regarding how unit holders may recommend nominees to our Board. However, unit holders wishing to nominate individuals to serve as directors may submit such nominations, along with background information on the nominee sufficient to satisfy disclosure requirements under federal securities laws, to our Board at Advanced BioEnergy, Inc., 10201 Wayzata Boulevard, Suite 250, Minneapolis, Minnesota 55305. Although the Board will consider such nominees, there is no assurance that a nominee recommended by a unit holder will be recommended by the Board for election as, or appointed by the Board as, a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors and officers to file initial reports of share ownership and reports of changes in share ownership with the SEC. Our directors and officers are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us and written representations from our directors and officers, all Section 16(a) filing requirements were met for fiscal 2007, except that the following late reports were filed:

•	a Form 4 filing made on August 6, 2007 on behalf of Richard Peterson to report restricted units acquired on July 31, 2007 to be held by Peterson Holdings, Inc., an affiliate of the reporting person;

•	a Form 4 filing made on December 27, 2007 on behalf of Revis L. Stephenson III to report restricted units acquired on October 1, 2007 to be held by Stephenson Holdings, Inc., an affiliate of the reporting person;

•	a Form 4 filing made on December 27, 2007 on behalf of Donald Gales to report units acquired on April 7, 2007;

•	a Form 4 filing made on December 27, 2007 on behalf of Donald Gales to report restricted units acquired on July 31, 2007 to be held by Gales Holdings, Inc., an affiliate of the reporting person;

•	a Form 4 filing made on December 27, 2007 on behalf of Donald Gales to report restricted units acquired on October 1, 2007 to be held by Gales Holdings, Inc., an affiliate of the reporting person; and

•	a Form 3 filing made on December 28, 2007 on behalf of Perry Johnston to report his initial beneficial ownership of our equity securities as of August 8, 2007, and a Form 4 made on December 28, 2007 on behalf of Mr. Johnston to report restricted units effective October 1, 2007.

Code of Ethics

We have adopted a code of ethics for the guidance of our principal executive, financial and accounting officers and our controller. Our code of ethics is posted on our website at www.AdvancedBioEnergy.com. We intend to post on our website any amendments to, or waivers from, our code of ethics within five business days of the amendment or waiver.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for our chief executive officer and our two other most highly compensated executive officers of our company, together referred to as our named executive officers, information concerning compensation earned for services in all capacities during the fiscal year ended September 30, 2007:

Name and Principal				Unit	All Other
Position	Year	Salary ($)	Bonus ($)	Awards ($)(1)	Compensation ($)		Total ($)

Revis L. Stephenson III	2007	300,000	150,000	1,202,274	23,327	(2)	1,675,601
Chairman and Chief Executive Officer
Donald E. Gales	2007	250,000	125,000	177,000	18,839	(3)	570,839
Chief Operating Officer and President
Richard Peterson	2007	154,807	152,500	—	19,805	(4)	327,112
Vice President of Accounting and Finance and Chief Financial Officer

(1)	Values expressed represent the actual compensation cost recognized by our company for financial reporting purposes during the fiscal year ended September 30, 2007 for equity awards granted in 2007 and prior years. We calculated these amounts in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) based on the grant date fair value of the awards utilizing the assumptions set forth in Notes 1 and 5 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-KSB.

(2)	Amounts consist of $10,795 for the portion of the fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle, $9,807 in company contributions to the 401(k) plan and $2,725 in reimbursement of expenses for tax planning and tax return preparation.

(3)	Amounts consist of $10,666 for the portion of the fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle and $8,173 in company contributions to the 401(k) plan.

(4)	Amounts consist of $14,083 for the portion of the fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle and $5,722 in company contributions to the 401(k) plan.

Employment Agreements with Named Executive Officers

Revis L. Stephenson III.  Pursuant to Mr. Stephenson’s employment agreement, his employment commenced on April 7, 2006 and shall end on the third anniversary of the date of the agreement, unless terminated pursuant to the employment agreement. Thereafter, Mr. Stephenson’s employment shall be automatically extended for successive one-year periods unless notice of non-extension is given by either party. While Mr. Stephenson is employed by our company, Mr. Stephenson will be nominated by the board of directors to serve on the board of directors. Mr. Stephenson will receive no additional compensation for service as a director.

The agreement calls for Mr. Stephenson to receive (i) an annual base salary of $300,000 (which may be increased by our compensation committee); (ii) an annual cash performance bonus (of up to $50,000 through fiscal 2007 and 25% of his base salary beginning in fiscal 2008) based on achievement of certain criteria established by our compensation committee; (iii) a strategic bonus, payable in units, based on additional production of ethanol by our company; (iv) the right to participate in all employee benefit plans and programs of our company; (v) use of an automobile while employed by our company; (vi) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses; (vii) reimbursement for reasonable fees and expenses of annual tax return preparation and planning; and (viii) at least four weeks annually of paid vacation time off in accordance with the normal policies of our company.

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

If Mr. Stephenson’s employment is terminated by our company without “cause” or by Mr. Stephenson for “good reason,” or if our company acts to preclude renewal of the agreement other than in circumstances where Mr. Stephenson is not entitled to receive any material part of his annual cash performance bonus, Mr. Stephenson shall receive certain severance payments and benefits, including: (aa) a lump-sum amount equal to two times Mr. Stephenson’s annual base salary at the highest rate in effect at any time in the one-year period preceding termination of employment plus an amount equal to his target annual cash performance bonus (or two times the target bonus if the termination occurs in connection with or after a change in control); (bb) health, dental and life insurance benefits for Mr. Stephenson and his dependents for a 24-month period, to the extent that such benefits were in effect at termination, unless Mr. Stephenson obtains such coverage through any other employer; (cc) a payment equal to the pro rata portion of any annual cash performance bonus that would have been payable to Mr. Stephenson during the fiscal year in which the termination occurs; and (dd) all other applicable post-termination benefits under benefit plans and programs then applicable to Mr. Stephenson in accordance with such plans and programs. Upon termination, Mr. Stephenson shall promptly deliver to us any and all company records and property in his possession or under his control.

On July 31, 2007, the compensation committee approved a retention bonus opportunity for Mr. Stephenson of 50% of his annual base salary in lieu of the annual cash performance bonus opportunity provided in his employment agreement for fiscal 2007. The retention bonus of $150,000 was paid to Mr. Stephenson for remaining in the employ of our company through the end of fiscal 2007.

Donald E. Gales.  Pursuant to Mr. Gales’ employment agreement, his employment commenced on April 7, 2006 and shall end on April 7, 2009, unless terminated pursuant to the employment agreement. Thereafter, Mr. Gales’ employment shall be automatically extended for successive one-year periods unless notice on non-extension is given by either party. The agreement calls for Mr. Gales to receive (i) an annual base salary of $250,000 (which may be increased by the compensation committee); (ii) an annual cash performance bonus (of up to $50,000 through fiscal 2007 and 25% of his base salary beginning in fiscal 2008) based on achievement of certain criteria established by our compensation committee; (iii) a strategic bonus, payable in units, based on additional production of ethanol by our company; (iv) the right to participate in all employee benefit plans and programs of our company; (v) use of an automobile while employed by our company; (vi) reimbursement for expenses related to Mr. Gales’ relocation to the Minneapolis, Minnesota metropolitan area; (vii) the right to receive 6,000 units at each anniversary of the effective date of the agreement, up to a maximum of 30,000 units; (viii) reimbursement for all reasonable and necessary out-of-

pocket business, travel and entertainment expenses; and (ix) at least three weeks annually of paid vacation time off in accordance with our normal policies.

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

If Mr. Gales’ employment is terminated by our company without “cause” or by Mr. Gales for “good reason,” or if our company acts to preclude renewal of the agreement other than in circumstances where Mr. Gales is not entitled to receive any material part of his annual cash performance bonus, Mr. Gales shall receive certain severance payments and benefits, including: (aa) a lump-sum amount equal to Mr. Gales’ annual base salary at the highest rate in effect at any time in the one-year period preceding termination of employment, plus an amount equal to his target annual cash performance bonus (or two times the target bonus if the termination occurs in connection with or after a change in control); (bb) health, dental and life insurance benefits for Mr. Gales and his dependents for a 24-month period, to the extent that such benefits were in effect at termination, unless Mr. Gales obtains such coverage through any other employer; (cc) a payment equal to the pro rata portion of any annual cash performance bonus that would have been payable to Mr. Gales during the fiscal year the termination occurs; and (dd) all other applicable post-termination benefits under benefit plans and programs then applicable to Mr. Gales in accordance with such plans and programs. Upon termination, Mr. Gales shall promptly deliver to us any and all company records and property in his possession or under his control.

On July 31, 2007, the compensation committee approved a retention bonus opportunity for Mr. Gales of 50% of his annual base salary in lieu of the annual cash performance bonus opportunity provided in his employment agreement for fiscal 2007. The retention bonus of $125,000 was paid to Mr. Gales for remaining in the employ of our company through fiscal 2007.

Richard R. Peterson.  On December 11, 2007, we entered into an amended and restated employment agreement with Richard Peterson. The agreement calls for Mr. Peterson to receive (i) an annual base salary of $200,000; (ii) the right to participate in all employee benefit plans and programs of our company; (iii) use of an automobile while employed by our company; (iv) three weeks annually of paid vacation time off in accordance with our normal policies; (v) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses; and (vi) an annual cash performance bonus of up to 25% of his base salary based on achievement of certain criteria established by our compensation committee.

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

If Mr. Peterson’s employment is terminated by our company without “cause” or by Mr. Peterson for “good reason,” Mr. Peterson shall receive certain severance payments and benefits, including (aa) an amount equal to 52 weeks of Mr. Peterson’s weekly base salary at the time of termination of employment, paid in installments in accordance with our regular payroll practices; (bb) a payment equal to the pro rata portion of any annual cash performance bonus that would have been payable to Mr. Peterson during the fiscal year in which the termination occurs; and (cc) health, dental, disability and life insurance benefits for Mr. Peterson and his dependents for a 12-month period, to the extent that such benefits were in effect at termination, unless Mr. Peterson obtains such coverage through any other employer. In addition, if Mr. Peterson’s employment terminates for the reasons described above in connection with or within two years after a change in control, he will receive an additional 52 weeks of base salary. Upon termination, Mr. Peterson shall promptly deliver to us any and all company records and property in his possession or under his control.

On July 31, 2007, the compensation committee approved a retention bonus opportunity for Mr. Peterson of 50% of his then current annual base salary in lieu of the annual cash performance bonus opportunity provided in his employment agreement for fiscal 2007. The retention bonus of $87,500 was paid to Mr. Peterson for remaining in the employ of our company through fiscal 2007. During fiscal 2007, Mr. Peterson also received a signing bonus of $65,000.

Project Development Fee

We entered into a project development fee agreement on May 19, 2005 with Mr. Stephenson and Mr. Holmes, one of our directors, to pay Mr. Stephenson and Mr. Holmes, together, a total fee equal to 1% of the total project cost for the Nebraska plant. Based on our current estimated project cost of $157,500,000, we currently estimate the total fee we will pay at 157,500 units, as the fee is payable in units valued at $10 per unit. We have already issued 100,000 of these units to Mr. Stephenson and 25,000 of these units to Mr. Holmes in exchange for their efforts to organize our company and develop the Nebraska plant. We will be obligated to issue an estimated 32,500 additional units to Mr. Stephenson following commencement of substantial operations at the Nebraska plant and final accounting of construction costs.

Under the project development fee agreement, the 125,000 units already issued were subject to restrictions on transfer and the possibility of forfeiture upon the dissolution, bankruptcy or insolvency of our company or the voluntary resignation of Mr. Stephenson or Mr. Holmes until we first filed a Registration Statement on Form SB-2 with the SEC, we executed definitive debt financing documents for the Nebraska plant and the Nebraska plant began producing ethanol for sale. With the achievement of these goals, transfer restrictions under the project development agreement on these units have lapsed, and the units are no longer subject to a risk of forfeiture. The 32,500 additional units to be issued to Mr. Stephenson will not be subject to any restrictions under the project development fee agreement. All of these units, however, remain subject to restrictions on transfer until May 10, 2008 under a separate lock-up agreement.

A majority of our disinterested directors approved the project development fee agreement, with Mr. Stephenson and Mr. Holmes abstaining. These disinterested directors had access to our legal counsel. We will require that all future transactions with Mr. Stephenson and Mr. Holmes will be no less favorable to us as those generally available from unaffiliated third parties and will also be approved by the majority of disinterested directors.

Restricted Unit Grants

Strategic Bonus Awards.  We have entered into restricted unit agreements with entities owned by Revis L. Stephenson III and Donald E. Gales pursuant to which units restricted as to transfer and subject to possible forfeiture are issued as the strategic bonuses contemplated by the employment agreements with these individuals. These agreements provide that for each additional ethanol production or co-production facility in addition to the Nebraska plant whose acquisition or construction the Board approves, one restricted unit will be issued to Stephenson Holdings, Inc., an entity owned by Mr. Stephenson, for each 1,000 gallons of ethanol production capacity to be acquired or built on or prior to April 3, 2009, and 0.15 restricted units will be issued to Gales Holdings, Inc., an entity owned by Mr. Gales, subject to the same ethanol capacity requirement. The maximum number of restricted units that may be issued under these agreements will be 300,000 and 45,000 units, respectively. Half of any restricted units issued will vest when the Board certifies operations relating to the additional production capacity, and 25% of the remaining units will vest on each of the first and second anniversaries of the certification date. Vesting will be accelerated if the applicable individual’s employment is terminated due to death or disability or by the company within a year after a change in control. On November 8, 2006. 39,000 restricted units were granted to Stephenson Holdings, Inc. and 5,850 restricted units were granted to Gales Holdings, Inc. due to our acquisition of approximately 53% of the partnership interests of Heartland Grain Fuels. In October 2007, an additional 40,000 restricted units were granted to

Stephenson Holdings, Inc. and 6,000 restricted units were granted to Gales holdings, Inc. in connection with the expansion of production capacity at the Aberdeen, South Dakota plant.

Other Awards.  On July 31, 2007, the Board, upon the recommendation of the compensation committee, granted Gales Holdings, Inc., an affiliate of Mr. Gales, an award of 24,000 restricted units to complement an earlier award of 6,000 units and satisfy the company’s obligation under Mr. Gales’ employment agreement to issue up to 30,000 units to him. Of the 24,000 restricted units, 3,000 vested on October 1, 2007, 6,000 are scheduled to vest on October 1 of each of the next three years, and the final 3,000 units are to vest on October 1, 2011, assuming Mr. Gales’ continued employment with our company. The Board also granted Peterson Holdings, Inc., an affiliate of Mr. Peterson, an award of 15,000 restricted units that vest in equal installments over five years, beginning on October 1, 2007. Vesting of these awards will be accelerated if the applicable individual’s employment is terminated due to death or disability or by the company without cause within a year after a change in control.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table sets forth certain information concerning equity awards outstanding to the named executive officers at September 30, 2007.

	Unit Awards
			Equity Incentive	Equity Incentive
			Plan Awards:	Plan Awards:
	Number of	Market Value of	Number of	Market or Payout
	Units That Have	Units That Have	Unearned Units	Value of Unearned
	Not Vested	Not Vested	That Have Not	Units That Have
Name	(#)	($)(1)	Vested (#)(2)	Not Vested ($)(1)

Revis L. Stephenson III	19,500(3)	273,000	293,500	4,109,200
Donald E. Gales	26,925(4)	376,950	39,150	548,100
Richard Peterson	15,000(5)	210,000	—	—

(1)	Amount shown based on a unit price of $14.00, which was which was the estimated market value of the units at the end of fiscal 2007.

(2)	Amounts shown represent the estimated number of additional units that may be earned by Mr. Stephenson under a project development fee agreement (32,500 units) and the maximum number of additional units that may be earned by Mr. Stephenson (261,000 units) and by Mr. Gales under restricted unit agreements evidencing a strategic bonus awards. The terms of these awards, including the circumstances under which the units may be earned and become vested, are described above under the captions “Project Development Fee” and “Restricted Unit Grants — Strategic Bonus Awards.”

(3)	9,750 of these units will vest on each of November 8, 2007 and 2008.

(4)	These units will vest in the following amounts on the following dates:

# Units Vesting	Date

3,000	10/1/07 and 10/1/11
1,462	11/8/07
6,000	10/1/08, 10/1/09 and 10/1/10
1,463	11/8/08

(5)	3,000 of these units will vest on each October 1 of the years 2007-2011.

Payments Upon Resignation, Retirement or Other Termination

The employment agreement for each named executive officer provides for severance payments in certain circumstances, as described above under the caption “Employment Agreements With Named Executive Officers.” The employment agreements for Messrs. Stephenson and Gales also provide that if their employment is terminated due to death or disability, the company will pay an amount equal to the pro rata portion of any annual cash performance bonus that would have been payable at target performance to the individual for the fiscal year in which the termination occurs, and all other applicable post-termination benefits under benefit plans and programs then applicable to the individual in accordance with such plans and programs.

As described above under the caption “Restricted Unit Grants,” the vesting of restricted unit awards to named executive officers will accelerate if the individual’s employment is terminated due to death or disability.

Our employees, including the named executive officers, may participate in a tax-qualified 401(k) retirement plan. Under that plan, an employee may contribute up to the annual federal limitation. The Company matches the first 5% of an employees contributions. The employees contributions and the Company’s match vest immediately.

Change in Control Arrangements

On July 31, 2007, the Board, upon the recommendation of the compensation committee, granted to the named executive officers and one other executive officer of the Company the right to receive units of the Company on the terms and conditions included in the form of Change in Control Agreement approved by the compensation committee. The board granted Mr. Stephenson the right to receive 32,500 units, Mr. Gales, the right to received 22,000 units and Mr. Peterson, the right to receive 14,000 units if the individual’s employment is terminated by the company or its successor without cause within 60 days prior to or within two years after a change in control of the company.

As described above under the caption “Employment Agreements With Named Executive Officers,” if a named executive officer’s employment is terminated by the company without cause or by the individual for good reason in connection with or after a change in control, the individual will receive enhanced severance benefits. As described above under the caption “Restricted Unit Grants,” the vesting of restricted unit awards to named executive officers will accelerate if the individual’s employment is terminated by the company or its successor within a year after a change in control.

For purposes of these agreements, a change in control is generally defined as (1) the acquisition by any individual, entity or group of beneficial ownership of 30% or more of our membership units, (2) certain changes in the composition of our Board, (3) consummation of a reorganization, merger, consolidation or statutory exchange of our membership units, (4) consummation of a sale or other disposition of all or a substantial portion of our assets or (5) in some agreements, approval by our unit holders of a complete liquidation or dissolution of us. Each of these transactions are subject to certain exceptions, including if a change of control transaction is caused by a group, acting in concert, that includes the executive.

For purposes of these agreements, “cause” is generally defined to include (1) acts of dishonesty intended to result in personal enrichment at the expense of the company, (2) unlawful conduct or gross misconduct that is materially injurious to the company, (3) conviction for a felony, (4) willful and deliberate breach of fiduciary obligations, (5) persistent failure to perform material duties, or (6) a material breach of the applicable agreement by the individual. “Good reason” is generally define to include (a) material breach of the applicable agreement by the company, (b) a material adverse change in the individual’s duties, responsibilities or authority, (c) failure to pay or reduction in base salary or bonus, (d) a material adverse change in reporting relationships, (e) a failure by the company to assign or a successor to assume the applicable agreement, (f) requiring the individual to be based more than 50 miles from Minneapolis, Minnesota, or (g) in the case of employment agreements for Messrs. Stephenson and Gales, the individual providing notice of intent to terminate within 180 days of the first change in control to occur during the term of the agreement.

Director Compensation

In connection with their service on our board of directors, for fiscal 2007 each of our non-employee directors received a $10,000 annual retainer and an additional $250 for each meeting of the board of directors attended and $250 for each committee meeting attended. The Board is currently assessing compensation provided to non-employee directors and anticipates changes in non-employee director compensation for fiscal 2008. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committees.

The following table shows director compensation earned for each of our non-employee directors during the fiscal year ended September 30, 2007.

	Fees Earned or	Stock		All Other
Name	Paid in Cash ($)	Awards ($)		Compensation ($)	Total ($)

Robert Bettger	12,000	—		—	12,000
Larry L. Cerny	14,250	—		—	14,250
Richard Hughes	10,750	—		—	10,750
John E. Lovegrove	16,250	—		—	16,250
Troy Otte	16,750	—		—	16,750
Keith Spohn	13,750	—		—	13,750
Robert W. Holmes	15,000	47,618	(1)	—	62,618
Dale Locken	11,417	—		—	11,417

(1)	Amount represents the actual compensation cost recognized by our company for financial reporting purposes during the fiscal year ended September 30, 2007 for an equity award granted to Mr. Holmes in consideration of project development services provided to the company. We calculated these amounts in accordance with SFAS 123(R) based on the grant date fair value of the awards utilizing the assumptions set forth in Notes 1 and 5 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-KSB

As discussed above under the caption “Project Development Fee,” Mr. Holmes was issued 25,000 units in consideration of project development services provided to the company in connection with the Nebraska plant under a Project Development Fee Agreement dated May 19, 2005.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 27, 2007, the ownership of units by each member whom we know to own beneficially more than 5% of the outstanding units, each director, each executive officer and all executive officers and directors as a group. At the close of business on December 27, 2007, there were 9,948,028 units issued and outstanding, each of which is entitled to one vote.

Unless otherwise indicated, the listed beneficial owner has sole voting power and investment power with respect to such units, no director or executive officer has pledged as security any units shown as beneficially owned, and the mailing address for each person listed in the table is 10201 Wayzata Blvd., Suite 250, Minneapolis, MN 55305.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership		Percent of Class

Non-Employee Directors:
Robert Bettger	38,000	(1)	*
Larry L. Cerny	30,000	(2)	*
Richard Hughes	31,000	(3)	*
John E. Lovegrove	43,000	(4)	*
Troy Otte	34,500		*
Keith Spohn	20,000	(5)	*
Robert W. Holmes	145,000	(6)	1.5%
Dale Locken	1,271,452	(7)	12.8%
Named Executive Officers:
Revis L. Stephenson III	299,000	(8)	3.0%
Donald E. Gales	49,350	(9)	*
Richard Peterson	15,000	(10)	*
Executive officers and directors as a group (12 persons)	1,991,302		20.0%
Other beneficial owners:
South Dakota Wheat Growers Association 110 6th Avenue SE Aberdeen, SD 57402	1,271,452		12.8%
Tennessee Ethanol Partners, L.P. Rockefeller Center, 7th Floor 1230 Avenue of the Americas New York, NY 10020	500,000	(11)	5.0%

*	Less than 1%.

(1)	9,000 of these units are pledged as security.

(2)	Units are owned by the Larry L. Cerny Trust, and Larry L. Cerny, our director, is the creator of the trust. 15,000 of these units are pledged as security.

(3)	Units are owned jointly with Mr. Hughes’ spouse. 1,100 of these units are pledged as collateral to secure a loan, the proceeds of which were used to finance the purchase of the units. Also includes 2,000 shares held in the name of Mr. Hughes’ son, 3,000 shares held by R.K. Farms, Inc., an affiliate of Mr. Hughes.

(4)	Includes units owned jointly with Mr. Lovegrove’s spouse. Certain of these units are pledged as collateral to secure a loan, the proceeds of which were used to finance the purchase of the units.

(5)	Includes units owned jointly with Mr. Spohn’s spouse. Certain of these shares are pledged as collateral to secure a loan, the proceeds of which were used to finance the purchase of the units.

(6)	Includes 115,000 units held in the name of the Holmes Residuary Trust, and Robert Holmes, our director, is the creator of the trust. Also includes 5,000 units held in the name of Mr. Holmes’ spouse as custodian for his minor child, and 5,000 units held by a child of Mr. Holmes.

(7)	Includes 1,271,452 units held by SDWG. Mr. Locken serves on the board of directors of SDWG. Mr. Locken disclaims beneficial ownership of these securities.

(8)	Includes 79,000 units issued under a restricted unit agreement to an affiliate of Mr. Stephenson, of which 49,750 units remain restricted and subject to possible forfeiture. Of the units that remain restricted, 9,750 will vest on November 8, 2008 and 40,000 will begin to vest upon the certification by our board that additional production capacity is operational as a result of the Aberdeen plant expansion. Under a development fee agreement related to the Nebraska plant, if the actual project cost for the Nebraska plant exceeds $125 million, Mr. Stephenson is entitled to receive additional units valued at 1% of the difference between the actual project cost and $125 million. Based on the current estimated cost of the Nebraska plant at $157.5 million, Mr. Stephenson will be entitled to receive 32,500 additional units which are not included in the table. The table also does not include up to 221,000 restricted units that may be issued to an affiliate of Mr. Stephenson pursuant to a restricted unit agreement. Of the units reported as beneficially owned, 120,000 are pledged.

(9)	Includes 11,850 units issued under a restricted unit agreement to an affiliate of Mr. Gales, of which 7,463 units remain restricted and subject to possible forfeiture. Of the units that remain restricted, 1,463 will vest on November 8, 2008 and 6,000 will begin to vest upon the certification by our board that additional production capacity is operational as a result of the Aberdeen plant expansion. Also includes 24,000 restricted units issued to an affiliate of Mr. Gales as a signing bonus under Mr. Gales’ employment agreement. Of these 24,000 restricted units, 3,000 vested on October 1, 2007 and the remainder will vest over a five year period ending on October 1, 2011. The table does not include up to 33,150 restricted units that may be issued to an affiliate of Mr. Gales pursuant to a restricted unit agreement.

(10)	Includes 15,000 restricted units issued to an affiliate of Mr. Peterson. Of these units, 3,000 vested on October 1, 2007 and the remainder will vest over a five year period ending on October 1, 2011.

(11)	Ethanol Capital Management, LLC, an affiliate of Tennessee Ethanol Partners, L.P., has shared voting and investment power over the units. Does not include units that may be issued to Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, L..P., under the note purchase agreement dated as of April 20, 2007, pursuant to which we have issued to Ethanol Investment Partners a $10 million 15% subordinated convertible promissory note on April 20, 2007 and a $15.9 million 15% subordinated convertible promissory note dated June 20, 2007. If the principal and accrued interest in the notes are converted into units on the maturity date, Tennessee Ethanol Partners, L.P. would be the beneficial owner of 1,877,697 units, which would represent 19% of our outstanding units as of December 27, 2007.

The information under the heading “Units That May Be Issued Under Equity Compensation Plans” under Item 5 — “Market for Registrant’s Common Equity, Related Unitholder Matters and Small Business Issuer Purchases of Equity Securities” is incorporated by reference in this Item 11.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Promoters and Related Persons

The term “promoter” is defined in Rule 405 under the Securities Act of 1933 to include, with reference to an issuer such as our company, any person who, acting alone or in conjunction with one more persons, directly or indirectly takes initiative in founding and organizing the business of the issuer, as well as any person who, in connection with the founding and organizing of the business of the issuer, directly or indirectly receives in consideration of services and/or property, 10 percent or more of any class of securities of the issuer or 10 percent or more of the proceeds from the sale of any class of such securities. The term “related person” as defined in Item 404(a) of regulation S-B refers to our directors, executive officers, holders of more than 5% of our outstanding units and the immediate family members of any of those persons.

Our directors, other than Dale Locken, are considered promoters of our company, having taken initiative in organizing our current business. In addition to compensatory transactions described in Item 10 of this report, we have engaged in the following transactions with our promoters and related persons:

Transactions With Directors In Seed Capital Offering.  During our seed capital offering, we issued membership units to certain investors, some of whom were directors or entities affiliated with directors. These membership units were issued in exchange for payment of a split-adjusted purchase price of $3.33 per unit. The number of units purchased by each of our directors or affiliated entities in the seed capital offering and the purchase price paid is detailed in the chart below.

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

Transactions With WDB, Inc. And Bettger Brothers Partnership.  In 2005, we acquired an option to purchase real estate from WDB, Inc., which is owned by the brother of one of our directors, Robert Bettger. We paid $10,000 for the option, which allowed us to purchase between 75 and 112 acres for $6,000 per acre. The real estate makes up a portion of our site for the Nebraska plant. In connection with this real estate option, we entered into a planting agreement with Bettger Brothers Partnership, which is owned in part by Robert Bettger. In that agreement, Bettger Brothers Partnership agreed to change its planned crop rotation and plant soybeans for the crop year 2005 instead of hybrid seed corn in exchange for our agreement to compensate it at a rate of $190 per acre for associated lost profits and costs already incurred. We would not have had the ability to access the site if it were planted with hybrid seed corn due to the nature of the crop. By this agreement, we gained the access to the property that we required in order to prepare the site for construction. We subsequently exercised this option and purchased 112 acres from WDB, Inc. for a total of $672,000. Of the total purchase price, $604,800 was recorded as a note payable, with interest at a rate of 7% per annum, which has been paid in full. We also entered into a farm lease and security agreement with the Bettger Brothers Partnership with a term from April 30, 2006 to December 31, 2007 by which we lease approximately 70 acres to the Partnership for farming purposes in exchange for 30% of all grain produced from the leased property.

These agreements may or may not be as favorable to us as those generally available from unaffiliated third parties. However, a majority of our disinterested directors ratified these agreements, and these disinterested directors had access to our legal counsel.

Transactions With South Dakota Wheat Growers Association.  At the closing of SDWG’s sale of its interests in Heartland Grain Fuels and Dakota Fuels to our company, we entered into a grain origination agreement with SDWG, pursuant to which SDWG will provide the corn required for the operation of the South Dakota plants, including the Aberdeen plant expansion. Subsequent to the execution of this agreement, Dale Locken, the chief executive officer of SDWG, became a member of our board of directors. During fiscal 2007, we purchased $46.5 million of corn from SDWG pursuant to this grain origination agreement. Mr. Locken has no interest in the grain origination agreement other than in his role as the chief executive officer of SDWG.

Grain Purchases from Directors.  During fiscal 2007, we made payments for corn for the operation of our Nebraska plant to several of our directors and entities associated with our directors, as summarized in the table below:

	Purchases During
Director	Fiscal 2007

Robert E. Bettger	$59,400	(1)
Richard W. Hughes	10,900	(2)
John E. Lovegrove	210,500	(3)
Troy Otte	286,800	(4)
Keith E. Spohn	42,000	(5)

(1)	Includes $43,600 in purchases from Mr. Bettger, $13,900 in purchases made from Mr. Bettger’s wife and $1,900 from a partnership owned in part by Mr. Bettger.

(2)	Includes $10,900 in purchases from a corporation controlled by Mr. Hughes.

(3)	Includes $210,500 in purchases made from a corporation controlled by Mr. Lovegrove.

(4)	Includes $40,100 in purchases from Mr. Otte and $246,700 in purchases from a limited liability company in which Mr. Otte has a 50% ownership interest.

(5)	Purchases made from a corporation controlled by Mr. Spohn.

All purchases were made at prevailing market prices at the time. Such payments have been made subsequent to the end of our fiscal year and we expect that purchases will continue on market terms in the future.

Transactions With Geotechnical Services, Inc.  Larry Cerny, our former secretary and a member of our board of directors, is the co-founder and chairman of the board of Geotechnical Services, Inc., a geotech and environmental engineering firm (“Geotechnical Services”). During fiscal 2006 and 2007, we paid Geotechnical Services approximately $108,000 for soil testing and geotechnical investigation services and the performance of a phase I environmental site assessment update for the site of the Nebraska plant. We accepted bids from unaffiliated parties before contracting with Geotechnical Services, and a majority of disinterested directors approved the transaction.

Convertible Promissory Notes Issued To Ethanol Investment Partners, LLC.  On April 20, 2007, we entered into a note purchase agreement with Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, L.P., an existing unitholder, pursuant to which we have issued to Ethanol Investment Partners a $10 million 15% subordinated convertible promissory note. We also granted Ethanol Investment Partners an option exercisable until June 13, 2007 to purchase an additional 15% subordinated convertible promissory note of up to $25 million. On June 13, 2007, Ethanol Investment Partners exercised this option to purchase a $15.9 million 15% subordinated convertible promissory note dated June 20, 2007.

The notes will bear interest at 15% per annum compounded quarterly and will mature on the later of one year from the date of issue of the initial note or, if a follow on investment is made, one year from the date of the follow on investment. The principal and accrued but unpaid interest on the note are convertible into our units either (i) automatically at maturity or (ii) at the option of Ethanol Investment Partners in the event we elect to prepay the notes at the lesser of (a) $16.00 per unit or (b) the price per unit that is equal to the lowest price per unit at which we have sold units in any public or private offering during the period that the notes are outstanding.

In the note purchase agreement, we agreed that, provided that a note is outstanding or has been converted into units, our board of directors will at our next annual meeting and thereafter for so long as Ethanol Investment Partners owns a note or the units issued upon conversion, require each of our directors and executive officers to (a) recommend to our members at any meeting of the members at which directors are elected, the election of one nominee of Ethanol Capital Management, LLC (an affiliate of Ethanol Investment Partners) to the board, (b) vote the membership units they own or control at any time to elect the Ethanol Capital Management nominated person to the board, and (c) not take any action to remove the Ethanol Capital Management nominee from the board. Within ten business days of the execution of the note purchase agreement, we agreed to cause each of our directors and executive officers to execute and deliver to Ethanol

Investment Partners a voting agreement evidencing these board rights. We also granted Ethanol Investment Partners board observation and inspection rights in connection with their investment.

Finally, in connection with the issuance of the note, we entered into a letter agreement with Ethanol Investment Partners pursuant to which we agreed, subject to approval from South Dakota Wheat Growers, to enter into a registration rights agreement that will grant them up to two demand and unlimited piggyback registration rights under certain circumstances.

If the principal and accrued interest in the notes are converted into units on the maturity date, Tennessee Ethanol Partners, L.P. would be the beneficial owner of 1,877,697 units, which would represent 19% of our outstanding units as of December 27, 2007.

We will require that all future transactions with promoters or related persons will be no less favorable to us than those generally available from unaffiliated third parties and will also be approved by a majority of the disinterested directors.

Our directors, other than Dale Locken, previously participated as promoters in connection with our public offering of units that closed in March 2006. The primary purpose of that offering was to raise capital to fund construction of the Nebraska plant. In that offering, we raised a total of $60.5 million from 748 investors. All of the payments constituting our use of net offering proceeds were direct or indirect payments to persons or entities other than our directors, officers or unitholders owning 10% or more of our units, except for amounts paid to our officers for their service as employees of our company. No underwriting or other commissions were paid to our promoters (or others) in connection with that offering. To date, the proceeds have been invested primarily in the construction of our Nebraska plant, as well as for the acquisition of Indiana Renewable Fuels, LLC and general operating expenses.

Director Independence

The Company’s securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. We have determined that three of our directors, Larry L. Cerny, Richard W. Hughes and Keith E. Spohn, are independent within the definition of independence provided by Rules 4200 and 4350 of the NASDAQ Stock Market. Under NASDAQ Stock Market independence standards applicable to committees of the Board, Robert E. Bettger, Robert W. Holmes and Troy Otte, members of the audit and compensation committees, would not be considered independent members of those committees. We do not have a separately designated nominating committee. To the extent our Board performs the functions of a nominating committee, the same three directors identified above would be considered independent under NASDAQ Stock Market standards.

ITEM 13.	EXHIBITS.

The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by McGladrey & Pullen LLP

In addition to reimbursement for certain out-of-pocket expenses, the following table presents the aggregate fees billed for professional services by McGladrey & Pullen LLP the year ended September 30, 2007 and 2006 for these various services:

	Fiscal 2007	Fiscal 2006
Description of Fees	Amount	Amount

Audit Fees	$294,400	$121,900
Audit-Related Fees	—	—

Total Audit and Audit-Related Fees	294,400	121,900
Tax Fees:
Tax Compliance Fees	—	—
Tax Consultation and Advice Fees	19,293	—

Total Tax Fees	19,283	—
All Other Fees	—	—

Total	$313,693	$121,900

Audit Fees

The audit fees set forth above for fiscal 2007 and fiscal 2006 consist of fees billed by McGladrey & Pullen LLP for audit services in connection with their review of our interim financial statements, 2007 audit work on the Heartland Grain Fuels, L.P. acquisition, a contemplated audit report for the period ending June 30, 2007, and for the audit of our fiscal year-end financial statements, in addition to fees for audit services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements, such as comfort letters, consents related to Securities and Exchange Commission registration statements (including our registration statements on Form SB-2), and other services related to Securities and Exchange Commission matters for the fiscal year.

Audit-Related Fees

We were not billed any amounts by McGladrey & Pullen LLP for audit-related services during fiscal 2007 or fiscal 2006.

Tax Fees

We were billed $19,283 by RSM McGladrey, Inc. and entities associated with McGladrey & Pullen LLP for tax consulting services during the year ended September 30, 2007. No tax related services were billed in the year ending September 30, 2006.

All Other Fees

We were not billed any amounts by McGladrey & Pullen LLP for other products and services during fiscal 2007 or fiscal 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 31, 2007.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/s/ Revis L. Stephenson III
Revis L. Stephenson III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 31, 2007.

Name	Title

/s/ Revis L. Stephenson III Revis L. Stephenson III	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard Peterson Richard Peterson	Vice President of Accounting and Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

* Robert W. Holmes	Director

* Robert E. Bettger	Director

* Larry L. Cerny	Director

* Richard W. Hughes	Director

* Dale Locken	Director

* John E. Lovegrove	Director

* Troy Otte	Director

* Keith E. Spohn	Director

/s/ Richard Peterson Richard Peterson, as power of attorney, where designated by *

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing

2.1	Partnership Interest Purchase Agreement with HGF Acquisition, LLC, Aventine Renewable Energy, Inc., Dakota Fuels, Inc., South Dakota Wheat Growers Association, Heartland Producers, LLC, and Heartland Grain Fuels, L.P. dated as of November 7, 2006	Incorporated by reference(A)
2.2	Partnership Interest and Stock Purchase Agreement with HGF Acquisition, LLC, Heartland Grain Fuels, L.P, Heartland Producers, LLC, South Dakota Wheat Growers Association and Dakota Fuels, Inc. dated as of November 7, 2006	Incorporated by reference(B)
3.1	Certificate of Formation	Incorporated by reference(C)
3.2	Third Amended and Restated Operating Agreement dated February 1, 2006	Incorporated by reference(D)
4.1	Form of Certificate of Membership Units	Incorporated by reference(E)
4.2	Subscription Agreement of Registrant	Incorporated by reference(F)
4.4	Note Purchase Agreement with Ethanol Investment Partners, LLC dated as of April 20, 2007	Incorporated by reference (VV)
4.5	Form of 15% Subordinated Convertible Promissory Note issued to Ethanol Investment Partners, LLC	Incorporated by reference(WW)
4.6	15% Subordinated Convertible Note issued to Ethanol Investment Partners, LLC dated as of June 20, 2007	Incorporated by reference(XX)
4.7	Secured Term Loan Note issued to PJC Capital LLC dated October 17, 2007	Incorporated by reference(YY)
4.8	Warrant to Purchase Units of Advanced BioEnergy, LLC dated October 17, 2007	Incorporated by reference(ZZ)
10.1	Promissory Note (Operating Loan) and Loan Agreement with Farm Credit Services of America, PCA dated February 13, 2006	Incorporated by reference(G)
10.2	Master Loan Agreement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(H)
10.3	Amendment to Master Loan Agreement with Farm Credit Services of America, FLCA dated April 11, 2006	Incorporated by reference(I)
10.4	Statused Revolving Credit Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(J)
10.5	Construction and Revolving Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(K)
10.6	Construction and Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(UU)
10.7	Loan and Trust Agreement with the County of Fillmore, State of Nebraska and Wells Fargo N.A. dated April 1, 2006	Incorporated by reference(L)
10.8	Promissory Note issued to the County of Fillmore, State of Nebraska dated April 27, 2006	Incorporated by reference(M)
10.9	Subordinate Deed of Trust and Construction Security Agreement with Wells Fargo Bank dated April 27, 2006	Incorporated by reference(N)
10.10	Lump-Sum Design Build Agreement with Fagen, Inc. dated March 16, 2006*	Incorporated by reference(KKK)
10.11	ICM License Agreement with ICM, Inc. dated March 13, 2006	Incorporated by reference(O)
10.12	Contract for Electrical Service with Perennial Public Power District dated April 25, 2006	Incorporated by reference(P)
10.13	Employment Agreement with Revis L. Stephenson III dated April 7, 2006+	Incorporated by reference(Q)

Exhibit
Number	Description	Method of Filing

10.14	Employment Agreement with Don Gales dated April 7, 2006+	Incorporated by reference(R)
10.15	Track Material Purchase Agreement with the Tie Yard of Omaha dated May 5, 2006	Incorporated by reference(S)
10.16	Consulting Agreement with BioEnergy Capital Consultants, LLC dated March 22, 2005	Incorporated by reference(T)
10.17	Project Development Fee Agreement with Robert W. Holmes and Revis L. Stephenson III dated May 19, 2005	Incorporated by reference(U)
10.18	Planting Agreement for Crop Year 2005 with Bettger Brothers Partnership	Incorporated by reference(V)
10.19	Lock-Up Agreement with Revis L. Stephenson III, BioEnergy Capital Consultants LLC, Holmes Residuary Trust dated November 4, 2005	Incorporated by reference(W)
10.20	Letter Agreement with Oppenheimer & Co. Inc. dated November 22, 2005	Incorporated by reference(X)
10.21	Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group, L.L.C. dated July 19, 2006	Incorporated by reference(Y)
10.22	Distiller’s Grain Marketing Agreement with Commodity Specialist Company dated May 31, 2006	Incorporated by reference(LLL)
10.23	Farm Lease and Security Agreement with Bettger Brothers Partnership dated April 30, 2006	Incorporated by reference(MMM)
10.24	Agreement between Heartland Grain Fuels, LP and ICM, Inc. dated July 14, 2006	Incorporated by reference(JJ)
10.25	Letter of Intent with ICM, Inc. dated December 19, 2006*	Incorporated by reference(KK)
10.26	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006	Incorporated by reference(Z)
10.27	Amended and Restated Employment Agreement with Richard Peterson dated December 11, 2007+	Incorporated by reference(AA)
10.28	Restricted Unit Agreement with Stephenson Holdings, Inc. dated November 7, 2006+	Incorporated by reference(BB)
10.29	Restricted Unit Agreement with Gales Holdings, Inc. dated November 7, 2006+	Incorporated by reference(CC)
10.30	South Dakota Grain Fuels, L.P. Agreement of Limited Partnership dated August 27, 1991	Incorporated by reference(NNN)
10.31	Amendment to the Agreement of Limited Partnership of Heartland Grain Fuels, L.P. dated November 8, 2006	Incorporated by reference(OOO)
10.32	Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by reference(DD)
10.33	Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(EE)
10.34	Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(FF)
10.35	Amendment to the Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(GG)

Exhibit
Number	Description	Method of Filing

10.36	Amendment to the Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(HH)
10.37	Administrative Agency Agreement among Farm Credit Services of America, FLCA, CoBank, ACB and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by reference(II)
10.38	Ethanol Marketing Agreement between Heartland Grain Fuels, L.P. and Williams Ethanol Services, Inc. dated November 30, 2000, as amended*	Incorporated by reference(PPP)
10.39	By-Product Marketing Agreement between Heartland Grain Fuels L.P. and Dakotaland Feeds, LLC dated February 1, 2001*	Incorporated by reference(QQQ)
10.40	Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006*	Incorporated by reference(RRR)
10.41	Lump-Sum Design-Build Agreement between ABE Northfield, LCC and Fagen, Inc. dated February 7, 2007*	Incorporated by reference(LL)
10.42	Form of Change of Control Agreement dated July 31, 2007 between Advanced BioEnergy, LLC and each of Revis L. Stephenson III, Donald Gales and Richard Peterson+	Incorporated by reference(MM)
10.43	Restricted Unit Agreement dated July 31, 2007 between Advanced BioEnergy, LLC and Gales Holdings, Inc.+	Incorporated by reference(NN)
10.44	Restricted Unit Agreement dated July 31, 2007 between Advanced BioEnergy, LLC and Peterson Holdings, Inc.+	Incorporated by reference(OO)
10.45	Amended and Restated Employment Agreement with Perry C. Johnston dated December 11, 2007+	Incorporated by reference(PP)
10.46	Registration Rights Agreement with Ethanol Investment Partners, LLC dated June 25, 2007+	Incorporated by reference(QQ)
10.47	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006, as amended	Incorporated by reference(RR)
10.48	Lump-Sum Design-Build Agreement between ABE Northfield, LLC and Fagen, Inc. dated February 7, 2007, as amended*	Incorporated by reference(SS)
10.49	Advanced BioEnergy, LLC Promissory Note dated October 5, 2007	Incorporated by reference(TT)
10.50	Senior Credit Agreement dated as of October 1, 2007 among Heartland Grain Fuels, L.P., the lenders referred to therein and WestLB AG, New York Branch, as Administrative Agent, Collateral Agent, Issuing Bank, Lead Arranger, Sole Bookrunner and Syndication Agent	Incorporated by reference(AAA)
10.51	Accounts Agreement dated as of October 1, 2007 among Heartland Grain Fuels, L.P., Amarillo National Bank, as the Accounts Bank and Securities Intermediary, WestLB AG, New York Branch, as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Trustee of the Brown County, South Dakota Subordinate Solid Waste Facilities Revenue Bonds (Heartland Grain Fuels, L.P. Ethanol Plant Project) Series 2007A, as the Second Lien Agent for the Second Lien Claimholders	Incorporated by reference(BBB)
10.52	Bond Trust Indenture dated as of October 1, 2007 between Brown County, South Dakota and Wells Fargo Bank, National Association as Bond Trustee	Incorporated by reference(CCC)

Exhibit
Number	Description	Method of Filing

10.53	Loan Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and Brown County, South Dakota	Incorporated by reference(DDD)
10.54	Amendment to Grain Origination Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association	Incorporated by reference(EEE)
10.55	Membership Interest Pledge Agreement dated as of October 17, 2007 entered into by Advanced BioEnergy, LLC in favor of PJC Capital, LLC	Incorporated by reference(FFF)
10.56	Amendment to the Master Loan Agreement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(GGG)
10.57	Statused Revolving Credit Supplement to the Master Loan Agreement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(HHH)
10.58	Amendment to the Statused Revolving Credit Supplement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(III)
10.59	Amendments to the Construction and Term Loan Supplements entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(JJJ)
10.60	Change of Control Agreement between Advanced BioEnergy, LLC and William Paulson+	Filed herewith
10.61	Restricted Unit Agreement dated December 27, 2007 between Advanced BioEnergy, LLC and Perry Johnston+	Filed herewith
21	List of Subsidiaries of the Registrant	Filed herewith
24	Powers of Attorney	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed herewith
32	Section 1350 Certifications	Filed herewith

*	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.

+	Management compensatory plan/arrangement.

(A)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(B)	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(C)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(D)	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Post Effective Amendment No. 1 to Registration Statement on Form SB-2, filed on February 10, 2006 (File No. 333-125335).

(E)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(F)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(G)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(H)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(I)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(J)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(K)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(L)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(M)	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(N)	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(O)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(P)	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(Q)	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(R)	Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(S)	Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(T)	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(U)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(V)	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed on August 12, 2005 (File No. 333-125335).

(W)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Pre-Effective Amendment No. 4 to Registration Statement on Form SB-2, filed on November 7, 2005 (File No. 333-125335).

(X)	Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed on February 10, 2006 (File No. 333-125335).

(Y)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2006 (File No. 333-125335).

(Z)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(AA)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2007 (File No. 000-52421).

(BB)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2006 (File No. 333-125335).

(CC)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2006 (File No. 333-125335).

(DD)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(EE)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(FF)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(GG)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(HH)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(II)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(JJ)	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB, filed on December 29, 2006 (File No. 333-125335).

(KK)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K/A, filed on December 22, 2006 (File No. 333-125335).

(LL)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on February 13, 2007 (File No. 000-52421).

(MM)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2007 (File No. 000-52421).

(NN)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2007 (File No. 000-52421).

(OO)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2007 (File No. 000-52421).

(PP)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2007 (File No. 000-52421).

(QQ)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(RR)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(SS)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(TT)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2007 (File No. 000-52421).

(UU)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299)

(VV)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on April 26, 2007 (File No. 000-52421).

(WW)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on April 26, 2007 (File No. 000-52421).

(XX)	Incorporated herein by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed on June 19, 2007 (File No. 000-52421).

(YY)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(ZZ)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(AAA)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(BBB)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(CCC)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(DDD)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(EEE)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(FFF)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(GGG)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(HHH)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(III)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(JJJ)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(LLL)	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2, filed on September 13, 2006 (File No. 333-137299)

(MMM)	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2, filed on September 13, 2006 (File No. 333-137299)

(NNN)	Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299)

(OOO)	Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299)

(PPP)	Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299)

(QQQ)	Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299)

(RRR)	Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299)