Form 10QSB
period 2007-12-31
Advanced BioEnergy, LLC
filed 2008-02-14
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: December 31, 2007
Commission File Number: 000-52421
ADVANCED BIOENERGY, LLC
(Exact name of Small Business Issuer as Specified in its Charter)

10201 Wayzata Boulevard, Suite 250
Minneapolis, Minnesota 55305
Delaware	(763) 226-2701	20-2281511
(State or Other Jurisdiction of	(Address, including zip code, and	(I.R.S. Employer
Incorporation or Organization)	telephone number,including area code,	Identification No.)
of Principal Executive Offices)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     State by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of units outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,980,028 membership units outstanding as of February 10, 2008.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ADVANCED BIOENERGY, LLC
FORM 10-QSB
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,	September 30,
	2007	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$14,061	$7,111
Accounts receivable:
Trade accounts receivable	13,458	2,997
Due from broker	1,198	1,036
Other	—	70
Inventories	9,571	7,798
Prepaid expenses	1,534	1,202
Current portion of restricted cash held in escrow	1,521	—

Total current assets	41,343	20,214

Property and equipment, net	264,000	242,937
Other assets
Restricted cash held in escrow	5,460	1,778
Financing and deferred offering costs, net	7,308	1,559
Goodwill	29,148	29,148
Other assets	1,109	1,199

Total assets	$348,368	$296,835

Liabilities and members’ equity
Current liabilities:
Accounts payable	$5,762	$25,685
Accrued expenses	16,873	7,042
Derivative financial instruments	995	1,172
Current portion of long-term debt	47,570	111,779

Total current liabilities	71,200	145,678

Long term liabilities
Deferred income	6,732	6,732
Other liabilities	1,407
Long-term debt	176,589	51,471

Total long-term liabilities	184,728	58,203

Members’ equity
Members’ capital, no par value, authorized 20,000,000, 9,980,028 and 9,848,028 units outstanding at December 31, 2007 and September 30, 2007, respectively	93,847	92,954
Other comprehensive loss	(1,407)	—

Total members’ equity	92,440	92,954

Total liabilities and members’ equity	$348,368	$296,835

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	December 31,
	2007	2006
Net sales
Ethanol and related products	$52,596	$10,237
Other	166	215

Total net sales	52,762	10,452

Cost of goods sold	48,021	2,774

Gross profit	4,741	7,678

Selling, general and administrative	3,561	2,516

Operating income	1,180	5,162

Other income	85	—
Interest income	242	357
Interest expense	(4,115)	(476)

Net income (loss) before minority interest	(2,608)	5,043
Minority interest	—	(375)

Net income (loss)	$(2,608)	$4,668

Comprehensive loss	$(4,015)	$4,668

Basic weighted average units outstanding	9,801,957	7,883,038
Dilutive weighted average units outstanding	9,801,957	7,933,874
Income (loss) per unit — basic	$(0.27)	$0.59
Income (loss) per unit — diluted	$(0.27)	$0.59
See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
For the Three Months Ended December 31, 2007
(Unaudited)
(Dollars in thousands, except member units)

			Other
	Member	Members’	Comprehensive	Total Members’
	Units	Capital	Loss	Equity
MEMBERS’ EQUITY — September 30, 2007	9,848,028	$92,954	$—	$92,954

Issuance of membership units to officers	132,000	—	—	—

Issued warrants in connection with debt financing	—	2,260	—	2,260

Unit compensation expense	—	1,241	—	1,241

Market rate change in hedged interest rate swaps	—	—	(1,407)	(1,407)

Net loss	—	(2,608)	—	(2,608)

MEMBERS’ EQUITY — December 31, 2007	9,980,028	$93,847	$(1,407)	$92,440

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	December 31
	2007	2006
Cash flows from operating activities
Net income (loss)	$(2,608)	$4,668
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,420	847
Amortization of financing costs	127	—
Amortization of warrants issued in connection with debt financing	565	—
Services exchanged for membership units	—	897
Consulting services exchanged for membership units	—	60
Unit compensation related to IRF contingent units	750	—
Unit compensation expense	491	73
Unrealized loss on derivative financial instruments	(177)	(1,561)
Minority interest in net income	—	375
Changes in working capital components
Receivables	(10,553)	(6,669)
Inventories	(1,773)	(1,098)
Prepaid expenses	(332)	(219)
Accounts payable	(10,550)	(96)
Accrued expenses	9,831	(569)

Net cash used in operating activities	(10,809)	(3,292)
Cash flows from investing activities
Purchase of land options and deposits	—	(263)
Purchase of Heartland Grain Fuels, LP, net of cash acquired	—	(6,924)
Purchase of property and equipment	(33,748)	(28,192)
Change in other assets	90
(Increase) decrease in cash for plant construction and cash held in escrow	(5,203)	32,446

Net cash used in investing activities	(38,861)	(2,933)
Cash flows from financing activities

Payments on debt	(47,001)	—
Proceeds from long-term debt	103,621	3,448
Payment of deferred offering and financing costs	—	(274)

Net cash provided by financing activities	56,620	3,174
Net increase (decrease) in cash and cash equivalents	6,950	(3,051)
Beginning cash and cash equivalents	7,111	10,814

Ending cash and cash equivalents	$14,061	$7,763

Supplemental disclosure of non cash investing and financing activities
Membership units issued for acquisition of assets	$—	$28,061
Accounts payable and accrued expenses incurred for construction in process	9,110	18,483
Deferred financing costs incurred for acquisition of debt	5,984	—
Financing costs amortized to construction in progress	108	47
Warrants issued in connection with debt	2,260	—
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized of interest of $1,160 and $118	$3,703	$794
See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
1. Organization and Significant Accounting Policies
     The accompanying consolidated financial statements of Advanced BioEnergy, LLC (the “Company”) and its subsidiaries as of December 31, 2007, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007. The financial information as of December 31, 2007 and the results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results for the fiscal year ending September 30, 2008.
     The financial statements include the accounts of the Company and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”), ABE Northfield, LLC, Indiana Renewable Fuels, LLC (“IRF”), ABE Heartland, LLC (f/k/a HGF Acquisition, LLC) (“ABE Heartland”), Dakota Fuels, Inc. (“Dakota Fuels”) and Heartland Grain Fuels LP (“HGF”). HGF is a Delaware limited partnership formed in 1991. ABE acquired a 53.315% ownership interest in HGF on November 8, 2006 (See Note 2). On May 14, 2007, the Company acquired the remaining partnership interest in HGF (the “Second Closing”). All significant inter-company account balances and transactions have been eliminated. These financial statements include the operations of HGF for the respective percentage of ownership from the time of the acquisition closings. Prior to the acquisition of HGF, the Company was a development stage company.
     The Company was organized to build ethanol plants and undertake other biofuel projects. The Company currently operates a nine million gallons per year ethanol plant in Aberdeen South Dakota, and a 30 million gallons per year ethanol plant in Huron, South Dakota, each of which was acquired in connection with the HGF acquisition as well as a 100 million gallons per year ethanol plant near Fairmont, Nebraska that was completed in October 2007. A 40 million gallon per year ethanol plant expansion in Aberdeen, South Dakota was completed in January 2008. A 110 million gallon per year ethanol plant to be located near Argos, Indiana is in the design stage and a 100 million gallon per year ethanol plant to be located near Northfield, Minnesota is in the development stage.
Interest Rate Swaps
     The Company enters into interest rate swaps to lock in the interest cash outflows on its floating-rate debt. The Company entered into an interest rate swap with a total notional amount of $66 million at December 31, 2007. This cash flow hedge changes the variable-rate interest on the debt owed to West LB to a fixed-rate interest. Under the terms of the swaps which expire from October 2012 to January 2013, the Company pays monthly a fixed rate interest which was 8.20% at December 31, 2007. The Company receives monthly the variable interest rate of 8.68% on the interest rate swap. The estimated fair value of this agreement at December 31, 2007, was a liability of approximately $1.4 million, which is included in other long-term liabilities in the Company’s balance sheet. This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. As there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company assumes no ineffectiveness in the hedging relationship.
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
Unit Based Compensation
     The Company uses the estimated market value at the time the units are granted to value those units granted to officers and directors and amortizes the compensation expense over the related vesting periods.

Loss per Unit
     Basic and diluted losses per unit are computed using the weighted-average number of vested units outstanding during the period. Unvested units and units held in escrow are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted loss per unit as their effect would be anti-dilutive for the quarter ended December 31, 2007.
Accounting Estimates
     Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
2. Inventories and Property and Equipment
     A summary of inventories and property and equipment at December 31, 2007 and September 30, 2007 is as follows (in thousands):

	December 31,	September 30,
	2007	2007
	(unaudited)
Corn	$2,331	$5,500
Chemicals	260	164
Work in process	2,106	552
Ethanol	2,348	609
Distillers grain	1,145	58
Supplies and critical parts	1,381	915

Total	$9,571	$7,798

	December 31,	September 30,
	2007	2007
	(unaudited)
Land	$2,438	$2,428
Buildings	18,527	7,178
Process equipment	171,589	51,597
Office equipment	815	590
Construction in process	78,543	185,636

Property and equipment, gross	271,912	247,429
Accumulated depreciation	(7,912)	(4,492)

Property and equipment, net	$264,000	$242,937

     The Company capitalizes interest expense as part of the cost of construction of its plants and equipment which will be depreciated over the life of the related assets.
3: Long Term Debt and Other Credit Arrangements
     Long-term debt consists of the following at December 31, 2007 and September 30, 2007 (in thousands):

				Additional
				Financing
				Available at
	Interest	December 31,	September 30,	December 31,
	Rate	2007	2007	2007
HGF senior credit facility	8.41 - 8.68%	$69,439	$42,000	$21,261
HGF working capital	8.47%	2,000	—	6,000
HGF subordinate solid waste facilities revenue bonds	8.25%	19,000	—	—
ABE Heartland note payable	15%	—	5,000	—
ABE Fairmont senior credit facility	7.75 - 8.0%	89,790	83,124	210
ABE Fairmont seasonal line	8.75%	—	—	12,089
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000	—
Advanced BioEnergy convertible note	15%	25,929	25,929	—
Advanced BioEnergy promissory note	12%	2,500	—	—
Advanced BioEnergy secured term loan	13%	8,305	—	—
Other	7.5%	196	197	—

Total outstanding		224,159	163,250	$39,560
Less: Amounts due within one year		(47,570)	(111,779)

Long-term debt		$176,589	$51,471

     The estimated maturities of debt at December 31, as follows (in thousands):

2008	$47,570
2009	24,947
2010	15,263
2011	15,263
2012	17,432
Thereafter	103,684

Total debt	$224,159

Senior Credit Agreement for the South Dakota Plants
     On October 9, 2007, HGF entered into a senior credit agreement with WestLB, AG that provides for a construction loan facility in an aggregate amount of up to $90,700,000 which converts into a term loan facility on or before March 31, 2008 and matures in 2014, and a working capital and letter of credit facility in an aggregate amount of up to $8,000,000. The principal amount of the term loan facility is payable in equal quarterly payments of $1,361,000 beginning in June 2008, and the remaining principal amounts are fully due and payable in 2014. Loans made under the working capital and letter of credit facility are fully due and payable in October 2012.
     HGF has the option to select between two floating interest rate loans under the terms of the senior credit agreement. Base rate loans bear interest at the administrative agent’s base rate (which is the higher of the federal funds effective rate plus 0.50% and the administrative agent’s prime rate) plus 2.50% per annum. Eurodollar loans bear interest at LIBOR plus 3.50%.
     HGF’s obligations under the senior credit agreement are secured by a first-priority security interest in all of the partnership interests in HGF and substantially all of HGF’s assets.
     Loans outstanding under the senior credit agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows. HGF must also prepay loans under the working capital and letter of credit facility to the extent that the prevailing borrowing base is less than the aggregate amount of these loans.
     Future borrowings under the available construction, term, working capital and letter of credit loans are subject to conditions and restrictions. The senior credit agreement contains customary events of default and also includes events of default for failure to complete the expansion of the Aberdeen plant by March 31, 2008, defaults on other indebtedness by HGF or its general partner and certain changes of control.
Subordinate Solid Waste Facilities Revenue Bonds
     On October 9, 2007, Brown County, South Dakota issued $19,000,000 of subordinate solid waste facilities revenue bonds (Heartland Grain Fuels, L.P. Ethanol Plant Project), Series 2007 for the benefit of HGF. The bonds were issued pursuant to a bond trust indenture dated as of October 1, 2007 between the county and Wells Fargo Bank, National Association as trustee, as a single term bond maturing on January 1, 2018 with an interest rate of 8.25%.

     The bonds are secured by the terms of a pledge and security agreement, under which agreement the Company collaterally pledged to the trustee a continuing security interest and lien in all the estate, right, title and interest of the Company in and to ABE Heartland. In addition, HGF has granted a subordinate mortgage lien and security interest in its existing facilities to the trustee to secure the payment of the obligations of HGF. The bonds are subject to mandatory redemption upon a determination of taxability at a price of 108% of the principal amount plus interest accrued to the redemption date.
     Events of default under the indenture include, among other things nonpayment of principal or interest when due and payable; any event of default as defined in the loan agreement or the violation of any covenant, condition, agreement or provision contained in the bond, the indenture or the other bond documents. Upon the happening and condition of any event of default, the trustee may declare, or be required to declare based on the request of at least 25% of the bondholders, pursuant to the terms of the indenture the entire principal amount of the bonds then outstanding and interest accrued immediately due and payable.
Senior Credit Facility for the Fairmont Plant
     ABE Fairmont entered into a $90,000,000 senior credit facility with Farm Credit for the construction of 100 million gallons per year ethanol plant. The construction financing consists of a $58,500,000 term loan, known as term loan A, and a $21,000,000 revolving term loan, known as term loan B, a $6,500,000 term loan, known as term loan C, and a $4,000,000 revolving term loan, known as term loan D.
     ABE Fairmont must repay term loans C, D and A with 25 equal quarterly installments of $2,250,000 beginning May 2008, and the last installment due February 20, 2014, followed by a final installment in an amount equal to the remaining unpaid principal balance on May 20, 2014. For each fiscal year ending in 2008 through 2010, ABE Fairmont must pay an additional amount equal to the lesser of $8,000,000 or 75% of its free cash flow, not to exceed $16,000,000 in the aggregate for all of these cash flow payments. On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of term loan B in $5,000,000 increments due every six months.
     While the credit facilities are outstanding, ABE Fairmont will be subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. ABE Fairmont was not in compliance with the minimum working capital requirement at November 30, 2007. At December 31, 2007 ABE Fairmont was in compliance with all covenant requirements and received a waiver from Farm Credit for its November violation.
Promissory Note
     On October 5, 2007, the Company issued a promissory note to ICM, Inc. for a principal amount of $2,500,000. The note is due and payable in full on the earlier of (i) October 5, 2008, and (ii) the conversion date under the Company’s senior credit agreement with WestLB, AG.
Secured Term Loan Note
     On October 17, 2007, the Company issued a $10 million secured term loan note to PJC Capital LLC (“PJC”). In connection with the note, the Company also issued a warrant to purchase 450,000 units of the Company at an exercise price per unit of $14.00. The warrant expires on October 17, 2012.
     The note bears interest at 13% per annum compounded quarterly until July 15, 2008 and 15% per annum compounded quarterly thereafter. The note will mature on the earlier of October 16, 2008, the occurrence of a change of control of the Company and the date of acceleration of the obligations following the occurrence of an event of default.
     The note includes, among other terms and conditions, limitations on the ability of the Company and ABE Fairmont to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into transactions with affiliates; and change their line of business. The note contains customary events of default and also includes events of defaults for defaults on other indebtedness of the Company or its subsidiaries under specified loan documents.
     In connection with the note, the Company also entered into a membership interest pledge agreement dated as of October 17, 2007 in favor of PJC. Among other things, the pledge agreement provides PJC with a first-priority security interest in the equity interests of ABE Fairmont.

4. Members Equity
   Restricted Unit Agreements
     The Company entered into restricted unit agreements with two of its officers in which it will issue up to 345,000 units based on achieving additional ethanol production capacity. The Company issued 46,000 units valued at $14 per unit in connection with obtaining the financing to complete the Aberdeen expansion in October 2007. Half of the units vest when the additional production capacity is operational the remaining units vest over the following two years. The Company recognized $352,000 of compensation expense in the quarter ended December 31, 2007 and will amortize the remaining cost over the vesting period.
Fairmont Development Fee
     The Company entered into a project development fee agreements on May 19, 2005, with one of its executive officers and one of its directors to pay these individuals an aggregate fee equal to 1% of the total project cost for the Nebraska plant in units at a price of $10 per unit.
     The Company previously issued 125,000 restricted units and expensed $1,515,800 related to the Fairmont project development fee agreement. Final construction was completed in the quarter ended December 31, 2007 and the Company issued the remaining 32,000 of restricted units and amortized the final $54,200 of related compensation expense.
   Employment Agreements
     An officer of the Company entered into an employment agreement in which he was to receive up to 30,000 units valued at $10 per unit, with 6,000 restricted units issued in the year ended September 30, 2007. The remaining 24,000 units were issued and vest through 2012. The Company recorded compensation expense of $20,000 and $15,000 in the quarters ended December 31, 2007 and 2006, respectively, and expects to record an additional $195,000 of expense over the next three years.
     The Company issued 30,000 restricted units to two officers. These units vest over five years, beginning in 2007 for one award and 2008 for the other. The Company has approximately $355,000 of unrecognized compensation expense that will be amortized through September 2012. The Company recorded compensation expense of $65,000 in the quarter ended December 31, 2007.
     The Company previously issued 75,000 restricted units, valued at $10 per unit, in connection with the acquisition of Indiana Renewable Fuels, LLC. In December the board of directors lifted the restrictions and the Company expensed the related cost in the selling, general and administrative in the quarter ended December 31, 2007.
5. Commitments and Contingencies
   Construction Contracts
     The Company believes the cost of the Aberdeen plant expansion construction and startup (excluding working capital) will cost approximately $79,292,000. At December 31, 2007, the Company had paid for $68,967,000 of the construction. At December 31, 2007, the Company had $4,900,000 remaining to be paid for the Fairmont plant expansion construction.
6. Major Customers
     HGF entered into a marketing agreement with Aventine Renewable Energy, Inc. where Aventine is required to purchase all of the ethanol produced at HGF’s South Dakota plants at a price per gallon determined through a pooling of HGF’s and other producers’ ethanol that is sold by Aventine to third parties, less a commission based on the net pooled price. This ethanol marketing agreement will expire on November 30, 2008. The parties are in the process of negotiating a new contract for the marketing of ethanol at the South Dakota plants.
     ABE Fairmont entered into a marketing agreement with Renewable Products Marketing Group for the sale of the ethanol that the Company’s Fairmont, Nebraska plant produces. The Company will receive a price equal to the actual sale price less expenses and less a marketing fee charged per gallon. The initial term of the agreement runs through March 2009. After the initial term, it will automatically renew for successive one-year terms unless terminated by either party upon 90 days’ written notice. The agreement may also be terminated for an uncured breach, intentional misconduct or upon mutual agreement of the parties.

     HGF is a party to a by-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds will market locally the sale of ethanol co-products produced at the South Dakota plants to third parties for an agreed-upon commission.
     ABE Fairmont entered into a marketing agreement with Cenex Harvest States (“CHS”) to purchase distillers dried grains with solubles (DDGS) the Company produces at the Fairmont Nebraska plant. CHS agreed to pay the Company a percentage of the selling price minus an amount per ton. The agreement commenced in November 2007 and continues for one year initially and thereafter may be terminated by either party with 90 days’ written notice.
     Sales and receivables from our major customers were as follows (in thousands):

	December 31,	December 31,
	2007	2006
Aventine — HGF Ethanol
Quarterly revenues	$17,436	$9,530
Receivable at quarter ended	3,567	2,795

RPMG — Fairmont Ethanol
Quarterly revenues	26,105	—
Receivable at quarter ended	8,362	—

Dakotaland — HGF Distiller Grains
Quarterly revenues	2,557	1,044
Receivable at quarter ended	475	398

CHS — Fairmont Distiller Grains
Quarterly revenues	3,613	—
Receivable at quarter ended	510	—
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
     To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts and OTC futures options to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and exchange traded futures contracts to reduce price risk. Exchange traded futures contracts are valued at market price. Changes in market price of ethanol related activities are reflected in revenues and changes in market price of corn related items are reflected in cost of goods sold. Net unrealized losses at December 31, 2007 and September 30, 2007 of $995,000 and $1,172,000 respectively are classified as derivative financial instruments on the balance sheet. Net realized and unrealized losses offset revenues by $4,000 and $248,000 in the quarters ended December 31, 2007 and 2006. Net realized and unrealized gains and losses of $20,000 were included in cost of goods sold in the quarter ended December 31, 2007, and offset cost of goods sold by $6,546,000 in the quarter ended December 31, 2006.
     Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended and, therefore are not marked to market in the Company’s financial statements. At September 30, 2007, the Company entered into forward purchase contracts for the purchase of corn totaling approximately $20,126,000 through June 2008 and the purchase of natural gas totaling $2,974,000 through March 2008.

8. Comprehensive Income (Loss)
     Total comprehensive income consists of net income (loss) and other comprehensive loss, which consists of unrealized losses on variable for fixed interest rate swaps. Other comprehensive loss has no impact on the Company’s net income (loss) but is reflected in the Company’s balance sheet through an adjustment to members’ equity. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	December 31,	December 31,
	2007	2006
Net income (loss) as reported	$(2,608)	$4,668
Unrealized losses on interest rate swaps	(1,407)	—

Comprehensive income (loss)	$(4,015)	$4,668

ITEM 2. Management’s Discussion and Analysis or Plan of Operation
Information Regarding Forward-Looking Statements
     The following discussion contains certain forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements in other documents that we file with the Securities Exchange Commission, such as our Annual Report on Form 10-KSB for the year ended September 30, 2007. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.
COMPANY OVERVIEW
     Throughout this report we use the terms “we,” “our company,” and “us” to refer to Advanced BioEnergy, LLC and all of its consolidated subsidiaries, which includes Indiana Renewable Fuels, LLC, ABE Heartland, LLC (f/k/a/ HGF Acquisition, LLC), ABE Fairmont, LLC and ABE Northfield, LLC. It also includes Heartland Grain Fuels, L.P., known as HGF, and Dakota Fuels, Inc., the general partner of HGF known as Dakota Fuels, which are wholly-owned subsidiaries of ABE Heartland, LLC.
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
     In October 2007 we completed the construction and start-up of 100 million gallons per year dry mill corn-processing ethanol plant near Fairmont, NE, known as the Fairmont plant. The Fairmont plant is expected to process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 321,000 tons of dried distillers grains with solubles and will produce 296,000 tons of raw carbon dioxide gas which we will not capture. We own and operate dry mill corn-processing ethanol plants in Aberdeen and Huron, SD with production capacity of nine million gallons per year and 30 million gallons per year, respectively. We completed construction of a dry mill corn-processing ethanol plant in January 2008 with production capacity of 40 million gallons per year in Aberdeen, SD, adjacent to our existing plant. We are also planning the construction of a 110 million gallons per year dry mill corn-processing ethanol plant near Argos, IN, known as the Indiana plant, and a 100 million gallons per year dry mill corn-processing ethanol plant near Northfield, MN, known as the Minnesota plant.
     We anticipate that our business will primarily be the production and marketing of ethanol and co-products, including distillers wet and dried grains. We currently do not have any other lines of business or other sources of revenue other than the sale of ethanol and ethanol co-products. We expect that the ethanol production technology we will use in our plants either under construction or in development will be supplied by Fagen, Inc. and/or ICM, Inc. and that we will either own, or obtain the requisite licenses to, the technology that is necessary for production of ethanol and ethanol co-products.

COMPANY STRUCTURE
     Our operations are carried out primarily through our subsidiaries HGF and ABE Fairmont. HGF owns and operates the Aberdeen and Huron, SD plants and ABE Fairmont owns and operates the Fairmont, NE plant. Our subsidiary ABE Northfield was formed to own and operate the Minnesota plant, which is currently in the development stage. All service contracts, credit agreements and regulatory permits that we originally entered into have been assigned to the appropriate subsidiary. Our subsidiary Indiana Renewable Fuels, LLC would own and operate the Indiana plant, which is currently in the development stage.
     The table below provides a summary of our ethanol plants in operation, under construction and in development as well as projects that we are currently evaluating as of February 10, 2008:

		Estimated
		Annual	Estimated
		Ethanol	Annual
		Production	Distillers	Estimated
		Nameplate	Grains	Annual
		Capacity	Production	Corn
		(million gallons	(2)	Processed	Production	Primary
Location	Status	per year)	(tons)	(million bushels)	Process	Energy Source	Builder
Fairmont, NE	In operation	100	321,000	35.7	Dry-Mill	Natural Gas	Fagen
Aberdeen, SD	In operation	9	28,750	3.2	Dry-Mill	Natural Gas	Broin
Huron, SD	In operation	30	96,000	10.7	Dry-Mill	Natural Gas	ICM
Aberdeen, SD	In operation (1)	40	128,000	14.3	Dry-Mill	Natural Gas	ICM
Argos, IN	In development	110	350,000	39.3	Dry-Mill	Natural Gas/Methane	ICM
Northfield, MN	In development	100	321,000	35.7	Dry-Mill	Natural Gas	Fagen

(1)	The Aberdeen plant expansion commenced operations in January 2008.

(2)	All plants produce or will produce and sell wet and dried distiller grains. The stated quantities are on a fully dried basis operating at nameplate capacity.
PLAN OF OPERATION THROUGH DECEMBER 2008
     We expect to spend the next 12 months focused on the existing operations of the Fairmont, Aberdeen and Huron plants.
     We expect to make future capital expenditures of approximately $10.3 million to complete construction of our ethanol plant expansion in Aberdeen, SD in 2008. We intend to fund construction costs for this facility from debt financing under our senior credit agreement with WestLB, AG described above under “Long Term Debt and Other Credit Arrangements.”
     In 2008, we expect to complete permitting and zoning for our planned ethanol plants in Argos, IN and Northfield, MN. We may also extend options to acquire land for these sites, but we do not anticipate beginning construction of these plants in 2008. Additional funding will be required to finance the construction of these ethanol plants. There can be no assurance that we will be able to obtain the required funding on terms acceptable to us or at all. We believe we have sufficient cash on hand and credit facilities to cover all costs associated with construction of the Aberdeen expansion, including, but not limited to, site development, utilities, construction and equipment acquisition.

     As of February 10, 2008, we have 132 employees. We plan to hire additional employees as our company expands. Richard Peterson, our chief financial officer, is on a temporary medical leave. We anticipate Mr. Peterson will return to his duties full time in the second quarter of fiscal 2008. Dean Reder, our Director of Finance and Compliance, is serving as our principal financial and accounting officer in Mr. Peterson’s absence.
RESULTS OF OPERATION
Three Months Ended December 31, 2007 compared to the Three Months Ended December 31, 2006
Net Sales
     Net sales for the quarter ended December 31, 2007 were $52.8 million, compared to $10.5 million for the quarter ended December 31, 2006, an increase of $42.3 million. The increase is due in large part to the 100 million gallon annual production capacity added by the Fairmont plant completion in October 2007. The prior year results include revenues from HGF following the initial acquisition of HGF on November 8, 2007. The current year results reflect a full quarter of sales generated from the two existing HGF plants with annual production capacity of 39 million gallons. The following table reflects quantities sold and average prices, net of related commissions, of ethanol and dried and wet distiller grains for the quarters ending December 31, 2007 and 2006:

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006
		Average		Average
	Sold	Net Price	Sold	Net Price
Ethanol (gallons)	24,188,499	$1.81	4,859,794	$1.94
Dried distiller grains (tons)	48,892	142.78	4,147	72.60
Wet distiller grains (tons)	66,061	26.94	42,126	17.24
Gross Profit
     Costs of goods sold for the quarter ended December 31, 2007 were $48.0 million, compared to $2.8 million for the quarter ended December 31, 2006, an increase of $45.2 million. This increase is also directly related to our increased capacity from the Fairmont plant completion in October 2007.
     Corn costs represented 72.5% of cost of sales for the quarter ended December 31, 2007. Physically delivered corn costs increased $27.3 million to $34.7 million for the quarter ended December 31, 2007, from $7.3 million for the quarter ended December 31, 2006. The increase in corn costs was due to a 7.2 million bushel increase in corn ground, as well as a $0.297 increase in average cost per bushel to $3.70 for the quarter ended December 31, 2007 compared to December 31, 2006. The December 31, 2006 cost of goods sold were offset by a $6.5 million gain on corn related hedging activity.
     Natural gas costs represented 11.9% of cost of sales for the quarter ended December 31, 2007. Natural gas costs increased $4.0 million to $5.7 million in the quarter ended December 31, 2007, compared to the quarter ended December 31, 2006. Our average gas prices declined from $9.59 per mmbtu in the quarter ended December 31, 2006 to $7.51 per mmbtu in the quarter ended December 31, 2007. We expect our gas costs to continue to increase as we add additional capacity. The recently completed Fairmont and Aberdeen plants anticipate drying nearly all of their distiller grains which requires significantly more gas.
     Our gross profit for quarter ended December 31, 2007, was $4.7 million, compared to gross profit of $7.7 million for the quarter ended December 31, 2006. The decrease was primarily due to timing and capacity of plant openings, the decline in ethanol prices and the increase in corn costs.
     Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased approximately $0.6 million to $3.1 million, for the quarter ended December 31, 2007. Selling, general and administrative expenses as a percentage of sales has declined from 24.6% in the quarter ended December 31, 2006, to 5.9% in the quarter ending December 31, 2007. We anticipate this trend to continue as our revenues from additional capacity grow without requiring additional significant administrative systems or staffing enhancements.

Trends and Uncertainties Impacting the Ethanol Industry and our Future Operations
   Overview
     Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Ethanol can be produced from a number of different types of grains, such as wheat, sorghum and milo, as well as from agricultural waste products such as rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes. Corn produces large quantities of carbohydrates, which convert into glucose (a sugar easily fermentable into ethanol) more easily than many other kinds of biomass. Ethanol is primarily used as a gasoline fuel additive to increase gasoline’s octane rating.
     The supply of domestically produced ethanol is at an all-time high. In 2006, 110 ethanol plants located in 19 states produced a record 4.9 billion gallons, a 25% increase from 2005 and a 300% increase from 2000. The Renewable Fuels Association, or RFA reports that as of November 30, 2007, current U.S. ethanol production capacity is 7.2 billion gallons per year, and new plants and plant expansions currently under construction will generate an additional 6.2 billion gallons of capacity per year.
     According to the RFA, ethanol production capacity in the U.S. has grown from 1.7 billion gallons per year in 1999 to 7.2 billion gallons per year in 2007. The RFA reports that as of February 6, 2008, the current U.S. ethanol production capacity is 7.9 billion gallons per year, and plans to construct new plants or to expand existing plants have been announced that would increase capacity by 5.5 billion gallons per year. This increase in capacity may continue in the future. We cannot determine the effect of this type of an increase upon the demand or price of ethanol.
   Legislation
     The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal and state ethanol supports.
     The Renewable Fuels Standard
     The most recent ethanol supports are contained in the Energy Independence and Security Act of 2007, which was signed into law on December 19, 2007, and is expected to impact the ethanol industry by enhancing both the production and use of ethanol. This legislation modifies the provisions of the Energy Policy Act of 2005 which created a Renewable Fuels Standard, known as the RFS. The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. RFS will apply to refineries, blenders, distributors and importers, but will not restrict the geographic areas in which renewable fuels may be used. This should allow refiners, blenders, distributors and importers to use renewable fuel blends in those areas where it is most cost effective. The RFS requires that 9 billion gallons be sold or dispensed in 2008, increasing to 36 billion gallons by 2022. According to the Renewable Fuels Association, RFS is expected to lead to new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this requirement may cause ethanol prices to increase in the short term due to additional demand, supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Alternatively, since the RFS began at 4 billion gallons in 2006 and national production exceeded this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This would have an immediate adverse effect on our earnings.
   The Clean Air Act and Oxygenated Gasoline Program
     Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Oxygenated Gasoline Program, which became effective November 1, 1992. The Oxygenated Gasoline Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has also increased as the result of a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in numerous areas to reduce pollutants, specifically those that contribute to ground level ozone, better known as smog. Reformulated gasoline that meets the performance criteria set by the Clean Air Act can be reformulated in a number of ways, including the addition of oxygenates to the gasoline. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol. MTBE has been linked to groundwater contamination and has been banned from use in many states. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol rather than MTBE. Prior to the passage of the Energy Policy Act of 2005, the reformulated gasoline program included a requirement that reformulated gasoline contain 2% oxygenate. The Energy Policy Act of 2005 repealed that requirement immediately in California and 270 days after enactment elsewhere. Although the repeal of the oxygenate requirement may have some impact, the EPA’s analysis of the elimination of the 2% oxygenate requirement indicated that ethanol will continue to be used in reformulated gasoline after the repeal of the oxygenate requirement. The EPA’s assessment was based on past analyses of ethanol in reformulated gasoline despite removal of the oxygenate requirement, current gasoline prices and the tightness in the gasoline market, the favorable economics of ethanol blending, a continuing concern over MTBE use by refiners, the emission performance standards still in place for reformulated gasoline and the upcoming renewable fuels mandate.
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
   Small Ethanol Producer Tax Credit
     The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10 cents per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. We anticipate that our annual production will exceed production limits of 60 million gallons per year and that we will be ineligible for the credit.
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
   Imported Ethanol Tariffs and Quotas
     Currently, there is a 54 cents per gallon tariff on imported ethanol, which is scheduled to expire in January 2009. Ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the U.S. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. The International Trade Commission recently announced the 2005 CBI import quota of 240.4 million gallons of ethanol. In 2007, legislation was introduced in the Senate that would limit the transshipment of ethanol through the CBI. It is possible that similar legislation will be introduced this year; however, there is no assurance or guarantee that this legislation will be introduced or that it will be successfully passed. We expect that enactment of the legislation would decrease the total supply of ethanol in the U.S. market relative to demand and increase domestic prices.
     The ethanol industry and our business depend upon continuation of the federal and state ethanol supports discussed above. These government incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the government incentives may be continued at lower levels than those at which they currently exist. The elimination or reduction of the federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income and the value of your investment.

   Technology Developments
     There are various new technologies being developed in the dry mill corn processing ethanol process. The research showing much promise is separation of the germ from the process stream. Removing the germ and oil from the process streams create higher value co-products from the corn.
     This process is being developed in two forms. Front end defractionation is removing the germ and fiber from the corn at the front end of the process prior to preparing mash. Removal of the corn oil from the backside of the process is the other form of enhanced value. Either form of oil removal from the process, it allows selling higher value corn oil and higher value distillers grains products.
     There are ongoing improvements in energy and water efficiencies of dry mill ethanol production.
     Most ethanol is currently produced from corn and other raw grains, such as wheat, milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our existing plants or the ethanol plants we are proposing to build into plants that will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.
COMPETITION
   Our Primary Competition
     According to the RFA, ethanol production capacity in the U.S. has grown from 1.7 billion gallons per year in 1999 to 7.2 billion gallons per year in 2007. The RFA reports that as of February 6, 2008, the current U.S. ethanol production capacity is 7.9 billion gallons per year, and plans to construct new plants or to expand existing plants have been announced that would increase capacity by 5.5 billion gallons per year. This increase in capacity may continue in the future. We cannot determine the effect of this type of an increase upon the demand or price of ethanol.
     As of January 2008, Nebraska has 20 ethanol plants producing an aggregate of 1,100 million gallons of ethanol per year, Minnesota has 19 ethanol plants producing an aggregate of 650 million gallons of ethanol per year, Indiana has 7 ethanol plants producing an aggregate of 470 million gallons of ethanol per year and South Dakota has 13 ethanol plants producing an aggregate of 620 million gallons of ethanol per year, including our plants. In addition, there are a number of ethanol plants in Nebraska, South Dakota, Minnesota and Indiana and the surrounding states under construction or in the planning stage. We will have to compete with these plants for ethanol sales, distillers grains sales and corn procurement.
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
   Competition for Co-Products
     With respect to ethanol co-products, we compete with other ethanol producers, which also sell co-products, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality.
LIQUIDITY AND CAPITAL RESOURCES
   Cash Flows
     Cash Flows Used in Operating Activities. Cash flows used in operating activities were $10.8 million for quarter ended December 31, 2007, and $3.3 for the quarter ended December 31, 2006. The operating cash used was primarily for paying down payables.
     Cash Used in Investing Activities. Cash used in investing activities totaled $38.9 million and $2.9 million for quarters ended December 31, 2007 and 2006, respectively, for costs incurred in constructing the Fairmont and new Aberdeen plants.
     Cash Provided by Financing Activities. Cash provided by financing activities totaled $56.6 million and $3.2 million for quarters ended December 31, 2007 and 2006. Outstanding borrowings from long-term debt were an aggregate of $224.2 million at December 31, 2007. In October 2007, we refinanced our existing revolving term loan and note payable related to our South Dakota plants into a new credit facility. The primary purpose of the credit facility was to refinance the Aberdeen and Huron plants; fund an expansion of the Aberdeen plant and pay for operating costs at both the Aberdeen and Huron plants.
     Our principal sources of liquidity consist of cash and cash equivalents and available borrowings under our credit arrangements.
     We anticipate that in fiscal 2008, our principal uses of cash will be for the Aberdeen plant expansion, other capital expenditures and our debt service requirements. As of December 31, 2007, we had total cash and cash equivalents of $14.1 million compared to $7.1 million as of September 30, 2007. Of this amount, an aggregate of $7.9 million was held by certain of our subsidiaries, which are generally limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements.
     From our inception, we have satisfied our liquidity needs through various debt arrangements, sale of our membership units, and cash provided by operations. At December 31, 2007 our current liabilities exceeded our current assets by $29.9 million dollars. Our current liabilities included $25.9 million of subordinated convertible debt financing which matures in June 2008 and will convert into our membership units.

CREDIT ARRANGEMENTS
     Long-term debt consists of the following at December 31, 2007 and September 30, 2007 (in thousands):

				Additional
				Financing
				Available at
	Interest	December 31,	September 30,	December 31,
	Rate	2007	2007	2007
HGF senior credit facility	8.41-8.68%	$69,439	$42,000	$21,261
HGF working capital	8.47%	2,000	—	6,000
HGF subordinate solid waste facilities revenue bonds	8.25%	19,000	—	—
ABE Heartland note payable	15%	—	5,000	—
ABE Fairmont senior credit facility	7.75-8.0%	89,790	83,124	210
ABE Fairmont seasonal line	8.75%	—	—	12,089
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000	—
Advanced BioEnergy convertible note	15%	25,929	25,929	—
Advanced BioEnergy promissory note	12%	2,500	—	—
Advanced BioEnergy secured term loan	13%	8,305	—	—
Other	7.5%	196	197	—

Total outstanding		224,159	163,250	$39,560
Less: Amounts due within one year		(47,570)	(111,779)

Long-term debt		$176,589	$51,471

     The estimated maturities of debt at December 31, as follows (in thousands):

2008	$47,570
2009	24,947
2010	15,263
2011	15,263
2012	17,432
Thereafter	103,684

Total debt	$224,159

   Senior Credit Agreement for the South Dakota Plants
     On October 9, 2007, HGF entered into a senior credit agreement with West LB, AG that provides for a construction loan facility in an aggregate amount of up to $90.7 million, which converts into a term loan facility on or before March 31, 2008, and matures in 2014, and a working capital and letter of credit facility in an aggregate amount of up to $8.0 million. The principal amount of the term loan facility is payable in equal quarterly payments of $1.4 million beginning in June 2008, and the remaining principal amounts are fully due and payable in 2014. Loans made under the working capital and letter of credit facility are fully due and payable in October 2012.
     HGF has the option to select between two floating interest rate loans under the terms of the senior credit agreement. Base rate loans bear interest at the administrative agent’s base rate (which is the higher of the federal funds effective rate plus 0.50% and the administrative agent’s prime rate) plus 2.50% per annum. Eurodollar Loans bear interest at LIBOR plus 3.50%.
     HGF’s obligations under the senior credit agreement are secured by a first-priority security interest in all of the partnership interests in HGF and substantially all of HGF’s assets.
     Loans outstanding under the senior credit agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows. HGF must also prepay loans under the working capital and letter of credit facility to the extent that the prevailing borrowing base is less than the aggregate amount of these loans.
     Future borrowings under the available construction, term, working capital and letter of credit loans are subject to conditions and restrictions. The senior credit agreement contains customary events of default and also includes events of default for failure to complete the expansion of the Aberdeen plant by March 31, 2008, defaults on other indebtedness by HGF or its general partner and certain changes of control.
   Subordinate Solid Waste Facilities Revenue Bonds
     On October 9, 2007, Brown County, South Dakota issued $19.0 million of subordinate solid waste facilities revenue bonds (Heartland Grain Fuels, L.P. Ethanol Plant Project), Series 2007 for the benefit of HGF. The bonds were issued pursuant to a bond trust indenture dated as of October 1, 2007 between the county and Wells Fargo Bank, National Association as trustee, as a single term bond maturing on January 1, 2018 with an interest rate of 8.25%.

     The bonds are secured by the terms of a pledge and security agreement, under which agreement we collaterally pledged to the trustee a continuing security interest and lien in all the estate, right, title and interest of our company in and to ABE Heartland. In addition, HGF has granted a subordinate mortgage lien and security interest in its existing facilities to the trustee to secure the payment of the obligations of HGF. The bonds are subject to mandatory redemption upon a determination of taxability at a price of 108% of the principal amount plus interest accrued to the redemption date.
     Events of default under the indenture include, among other things  nonpayment of principal or interest when due and payable; any event of default as defined in the loan agreement or the violation of any covenant, condition, agreement or provision contained in the bond, the indenture or the other bond documents. Upon the happening and condition of any event of default, the trustee may declare, or be required to declare based on the request of at least 25% of the bondholders, pursuant to the terms of the indenture the entire principal amount of the bonds then outstanding and interest accrued immediately due and payable.
Senior Credit Facility for the Fairmont Plant
     ABE Fairmont entered into a $90.0 million senior credit facility with Farm Credit for the construction of a 100 million gallons per year ethanol plant. The construction financing consists of a $58.5 million term loan, known as term loan A, a $21.0 million revolving term loan, known as term loan B an additional $6.5 million term loan, known as term loan C, and a $4,000,000 revolving term loan, known as term loan D.
     ABE Fairmont must repay term loans C, D and A with 25 equal quarterly installments of $2.3 million beginning May 2008, and the last installment due February 20, 2014, followed by a final installment in an amount equal to the remaining unpaid principal balance on May 20, 2014. For each fiscal year ending in 2008 through 2010, ABE Fairmont must pay an additional amount equal to the lesser of $8.0 million or 75% of its free cash flow, not to exceed $16.0 million in the aggregate for all of these cash flow payments. On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of term loan B in $5.0 million increments due every six months.
     While the credit facilities are outstanding, ABE Fairmont will be subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. ABE Fairmont was not in compliance with the minimum working capital requirement at November 30, 2007. At December 31, 2007 ABE Fairmont was in compliance with all covenant requirements and received a waiver from Farm Credit for its November violation.
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
Subordinated Convertible Debt Financing
     We issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an existing investor $25.9 million of 15% subordinated convertible promissory notes. The proceeds will be used for continuing construction of the Aberdeen plant expansion.
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
Promissory Note
     On October 5, 2007, we issued a promissory note to ICM, Inc. for a principal amount of $2.5 million. The note is due and payable in full on the earlier of (i) October 5, 2008, and (ii) the conversion date under our senior credit agreement with WestLB, AG.
Secured Term Loan Note
     On October 17, 2007, we issued a $10.0 million secured term loan note to PJC Capital LLC. In connection with the note, the Company also issued a warrant to purchase 450,000 units at an exercise price per unit of $14.00. The warrant expires on October 17, 2012.
     The note bears interest at 13% per annum compounded quarterly until July 15, 2008 and 15% per annum compounded quarterly thereafter. The note will mature on the earlier of October 16, 2008, the occurrence of a change of control of our company and the date of acceleration of the obligations following the occurrence of an event of default.
     The note includes, among other terms and conditions, limitations on the ability of our company and ABE Fairmont to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into transactions with affiliates; and change their line of business. The note contains customary events of default and also includes events of defaults for defaults on other indebtedness of our company or our subsidiaries under specified loan documents.
     In connection with the note, we also entered into a membership interest pledge agreement dated as of October 17, 2007 in favor of PJC. Among other things, the pledge agreement provides PJC with a first-priority security interest in the equity interests of ABE Fairmont.

ABERDEEN PLANT EXPANSION
     The table below summarizes our estimated costs for the construction of the 40 million gallon per year expansion of our Aberdeen plant that began operations in January 2008.

Costs for Aberdeen Plant Expansion	Amount
Plant construction, land and site development	$62,044
Natural gas pipeline infrastructure	2,350
Railroad infrastructure	7,285
Fire protection/water supply	6,526
Construction other	387
Working capital	700

Total	$79,292

     At December 31, 2007, we had paid for $69.0 million of the construction. We intend to pay for the remaining construction costs through the proceeds of the senior credit agreement.
Summary of Critical Accounting Policies and Estimates
     Note 1 to our consolidated financial statements included in our Form 10-KSB contains our significant accounting policies, many of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based upon management’s current judgment. We used our knowledge and experience about past events and certain future assumptions to make estimates and judgments involving matters that are inherently uncertain and that affect the carrying value of our assets and liabilities. We believe that of our significant accounting policies, the following are noteworthy because changes in these estimates or assumptions could materially affect our financial position and results of operations:
Revenue Recognition
     Revenue from the production of ethanol and related products is recorded when title transfers to customers. Ethanol and related products are generally shipped free on board (FOB) shipping point. Collectibility of revenue is reasonably assured based on historical evidence of collectibility between us and our customers. Interest income is recognized as earned. In accordance with our agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.
Quantitative and Qualitative Disclosures about Market Risk for Our Current Operations
     We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the three months ended December 31, 2007, sales of ethanol represented 83.2% of our total production revenues and corn costs represented 72.4% of total cost of sales. In general, ethanol prices are affected by the supply and demand for gasoline, the availability of other fuel oxygenates and the regulatory climate. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. Traditionally, we have not been able to pass along increased corn costs to our ethanol customers. At December 31, 2007, the price per gallon of ethanol and the price per bushel of corn on the Chicago Board of Trade were $2.37 and $4.55, respectively.
     We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 11.9% of total cost of sales for the three months ended December 31, 2007. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At December 31, 2007, the price of natural gas on the New York Mercantile Exchange was $7.48 per MMBtu.
     To reduce price risk caused by market fluctuations in the cost of corn and natural gas, we have entered into forward purchase contracts. As of December 31, 2007, we had entered into forward purchase contracts representing approximately 15.0% of our current corn requirements, and guaranteed prices for our natural gas representing approximately 8.8% of our current natural gas usage. As of December 31, 2007, we had not entered into any transactions in an effort to mitigate risks associated with changes in the price of ethanol.

     The following represents a sensitivity analysis that estimates our annual exposure to market risk with respect to our current corn and natural gas requirements and ethanol sales. Market risk is estimated as the potential impact on operating income resulting from a hypothetical 10% change in the fair value of our current corn and natural gas requirements and ethanol sales, net of corn and natural gas forward contracts used to hedge market risk with respect to our current corn and natural gas requirements. We expect to be subject to additional market risk as our future production capacity increases. The results of this analysis, which may differ from actual results, are as follows:

	Estimated
	At Risk		Hypothetical		Change in Annual
	Volume(1)		Change in	Spot	Operating Income
	(in millions)	Units	Price	Price(2)	(in millions)
Corn	54.4	bushels	10.0%	$4.55	$24.8
Natural gas	5.2	btus	10.0%	$7.48	$3.9
Ethanol	179.0	gallons	10.0%	$2.37	$42.4

(1)	The volume of corn is based on the assumption that we will enter into forward contracts for 15% of our estimated current 63.9 million bushel annual requirement. The volume of natural gas is based on the assumption that we will enter into forward contracts for 8.8% of our estimated 5,728,000 MMBtu annual requirement. We expect that as our production capacity increases, we will be exposed to additional market risk with respect to corn, natural gas and ethanol prices.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn and the NYMEX price per MMBtu of natural gas as of December 31, 2007.
Interest Rate
     Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of December 31, 2007, we had $95.2 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates we will incur additional annual interest charges of $952,000.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations since inception. We cannot assure that inflation will not have an adverse impact on our operating results and financial condition in future periods.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Government Programs, Tax Credits And Tax Increment Financing
     The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. Each plant is eligible to receive an aggregate of $10 million, payable up to $1.0 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. HGF generally received payment between $700,000 and $800,000 for the Huron plant per year and expects this incentive to terminate for the plant in 2011. This incentive terminated for the Aberdeen plant in 2004 and we do not expect to receive this incentive for the Aberdeen plant expansion.
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

ITEM 3. Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In January 2008, the state district court denied our motion for partial summary judgment, and either granted or denied the Township’s motion for partial summary judgment on certain counts, and did not dispose of all claims in the action; the case is now proceeding to discovery. If we are not able to obtain the required permits, we will not be able to build the Minnesota plant at the proposed site. We may attempt to find another location to build the plant; however, no assurance can be given that we will successfully obtain the required permits at any alternative site.
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

ADVANCED BIOENERGY, LLC

Date: February 14, 2008	By:	/s/ Revis L Stephenson III

Revis L. Stephenson III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2008	By:	/s/ Dean C. Reder

Dean C. Reder
Director of Finance & Compliance
(Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing
3.1	Certificate of Formation	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 000-52421).

3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 000-52421).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically