Form 10QSB
period 2008-03-31
Advanced BioEnergy, LLC
filed 2008-05-12
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2008
Commission File Number: 000-52421
ADVANCED BIOENERGY, LLC
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware State or Other Jurisdiction of Incorporation or Organization)	10201 Wayzata Boulevard, Suite 250 Minneapolis, Minnesota 55305 (763) 226-2701 (Address, including zip code, and telephone number, including area code, of Principal Executive Offices)	20-2281511 (I.R.S. Employer Identification No.)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     State the number of units outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,952,165 membership units outstanding as of May 8, 2008.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ADVANCED BIOENERGY, LLC
FORM 10-QSB
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	September 30,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,901	$7,111
Accounts receivable:
Trade accounts receivable	19,140	3,067
Due from broker	1,413	1,036
Inventories	13,384	7,798
Prepaid expenses	2,475	1,202
Current portion of restricted cash	13,262	1,778

Total current assets	62,575	21,992

Property and equipment, net	263,513	242,937
Other assets
Restricted cash	5,456	—
Financing costs, net	6,973	1,559
Goodwill	29,148	29,148
Other assets	1,053	1,199

Total assets	$368,718	$296,835

Liabilities and members’ equity
Current liabilities:
Accounts payable	$6,095	$26,959
Accrued expenses	11,185	5,768
Derivative financial instruments	654	1,172
Current portion of long-term debt	58,746	111,779

Total current liabilities	76,680	145,678

Long term liabilities
Deferred income	6,732	6,732
Other liabilities	3,602	—
Long-term debt	192,448	51,471

Total liabilities	279,462	203,881
Commitments and contingencies (Note4)
Members’ equity
Members’ capital, no par value, authorized 20,000,000, 9,977,628 and 9,848,028 units outstanding at March 31, 2008 and September 30, 2007, respectively	123,558	120,019
Retained deficit	(30,700)	(27,065)
Other comprehensive loss	(3,602)	—

Total members’ equity	89,256	92,954

Total liabilities and members’ equity	$368,718	$296,835

See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales
Ethanol and related products	$101,908	$11,384	$154,503	$21,621
Other	195	158	362	373

Total net sales	102,103	11,542	154,865	21,994

Cost of goods sold	95,890	20,791	143,911	23,565

Gross profit (loss)	6,213	(9,249)	10,954	(1,571)

Selling, general and administrative	2,205	1,828	5,706	4,344

Operating income (loss)	4,008	(11,077)	5,248	(5,915)

Other income	461	196	547	196
Interest income	149	192	331	549
Interest expense	(5,645)	(483)	(9,761)	(959)

Net loss before minority interest	(1,027)	(11,172)	(3,635)	(6,129)
Minority interest	—	(505)	—	(880)

Net loss	$(1,027)	$(11,677)	$(3,635)	$(7,009)

Comprehensive loss	$(3,222)	$(11,677)	$(7,237)	$(7,009)

Basic & diluted weighted average units outstanding	9,897,420	8,496,814	9,849,428	8,186,554
Loss per unit — basic & diluted	$(0.10)	$(1.37)	$(0.37)	$(0.86)
See notes to condensed consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Changes in Members’ Equity
For the Six Months Ended March 31, 2008
(Unaudited)
(Dollars in thousands)

				Other
	Member	Members’	Retained	Comprehensive	Total Members’
	Units	Capital	Deficit	Loss	Equity
MEMBERS’ EQUITY — September 30, 2007	9,848,028	$120,019	$(27,065)	$—	$92,954

Issuance of membership units to officers	132,000	—		—	—

Issued warrants in connection with debt financing	—	2,260		—	2,260

Unit compensation expense	—	1,312		—	1,312

Market rate change in hedged interest rate swaps	—	—		(3,602)	(3,602)

Units repurchased	(2,400)	(33)		—	(33)

Net loss	—		$(3,635)	—	(3,635)

MEMBERS’ EQUITY — March 31, 2008	9,977,628	$123,558	$(30,700)	$(3,602)	$89,256

See notes to condensed consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	March 31,
	2008	2007
Cash used in operating activities
Net loss	$(3,635)	$(7,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,197	2,201
Amortization of financing costs	416	—
Amortization of debt discount	1,130	—
Unit compensation related to Indiana Renewable Fuels, L.P. contingent units	750	—
Unit compensation expense	562	265
Unrealized (gain) loss on derivative financial instruments	(518)	8,495
Minority interest in net income	—	880
Changes in working capital components
Receivables	(16,450)	(8,008)
Inventories	(5,586)	(408)
Prepaid expenses	(1,273)	(103)
Accounts payable	2,093	(13,400)
Accrued expenses	5,417	(648)

Net cash used in operating activities	(7,897)	(17,735)
Cash used in investing activities
Purchase of land options and deposits	—	(240)
Purchase of other assets	—	(784)
Purchase of Heartland Grain Fuels, LP, net of cash acquired	—	(6,924)
Purchase of property and equipment	(52,576)	(49,324)
Change in other assets	146	—
(Increase) decrease in restricted cash	(16,940)	31,333

Net cash used in investing activities	(69,370)	(25,939)
Cash flows from financing activities
Proceeds from sale of membership units	—	897
Payments on debt	(47,002)	—
Proceeds from long-term debt	130,092	37,961
Repurchase of member units	(33)	—

Net cash provided by financing activities	83,057	38,858

Net increase (decrease) in cash and cash equivalents	5,790	(4,816)
Beginning cash and cash equivalents	7,111	10,814

Ending cash and cash equivalents	$12,901	$5,998

Supplemental disclosure of non cash investing and financing activities
Deferred income incurred for deposits and deferred offering costs	$—	$1,373
Membership units issued for acquisition of asset	—	28,061
Accounts payable incurred for construction in process	400	12,285
Deferred financing costs incurred for acquisition of debt	5,984	—
Unrealized loss on interest rate swaps	3,602	—
Financing costs amortized to construction in progress	154	76
Warrants issued in connection with debt	2,260	—
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized of interest of $2,394 and $1,000	$8,819	$1,968
See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Organization and Significant Accounting Policies
     The accompanying condensed consolidated financial statements of Advanced BioEnergy, LLC (the “Company”) and its subsidiaries as of March 31, 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 filed with the Securities and Exchange Commission on December 31, 2007. Results of operations for interim periods are not necessarily indicative of the results for the entire fiscal year.
     The condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”), ABE Northfield, LLC, Indiana Renewable Fuels, LLC, (“IRF”), ABE Heartland, LLC (f/k/a HGF Acquisition, LLC) (“ABE Heartland”), Dakota Fuels, Inc., (“Dakota Fuels”), and Heartland Grain Fuels LP (“HGF”). All intercompany balances and transactions have been eliminated in consolidation.
     The Company currently operates four ethanol production facilities in the U.S. with a combined production capacity of 197 million gallons per year. The Company commenced operations at the facility in Fairmont, Nebraska in October 2007. The Company commenced operations at the Aberdeen expansion facility in Aberdeen, South Dakota in January 2008.
     The Company has suspended business activity related to its development sites in Northfield, Minnesota and Argos, Indiana because of market conditions and expects to resume these activities depending on the return to more favorable market conditions.
Interest Rate Swaps
     The Company enters into interest rate swaps to lock in the cash outflows for interest on a portion of its floating-rate debt. At March 31, 2008, the Company has entered into interest rate swaps with a total notional amount of $66 million. This cash flow hedge effectively changes the variable interest rate on a portion of the debt owed to WestLB, AG to a fixed interest rate. Under the terms of the swaps, which expire from October 2012 to January 2013, the Company pays monthly a fixed interest rate, which was 8.20% at March 31, 2008. The Company currently receives monthly the variable interest rate of 7.58% on the interest rate swap. The difference between the rates is recorded as interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt affects earnings. The estimated fair value obligation of this agreement at March 31, 2008, was approximately $3,602,000, which is included in other long-term liabilities in the Company’s balance sheet. As there are no differences between the critical terms of the interest rate swaps and the hedged debt obligations, the Company assumes no ineffectiveness in the hedging relationship.
Revenue Recognition
     Revenue from the production of ethanol and related co-products is recorded when title transfers to customers. Ethanol and related co-products are generally shipped free on board (FOB) shipping point. Collectibility of revenue is reasonably assured based on historical evidence of collectibility between the Company and its customers. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.
Unit Based Compensation
     The Company uses the estimated market value at the time the units are granted to value those units granted to officers and directors and amortizes the compensation expense over the related vesting periods.
Loss per Unit
     Basic and diluted losses per unit are computed using the weighted-average number of vested units outstanding during the period. Unvested units and units held in escrow are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted loss per unit as their effect would be anti-dilutive for the three and six months ended March 31, 2008 and March 31, 2007.
Restricted Cash
     The Company had $18,718,000 of cash held in escrow at March 31, 2008 for future debt service payments, payments for the final Aberdeen plant expansion construction costs and collateralizing lines of credit. The funds anticipated to be released and utilized in the next 12 months have been classified as current on the condensed consolidated balance sheets.

Accounting Estimates
     Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Reclassifications
     The accompanying condensed consolidated financial statements contain certain reclassifications of prior periods to conform to the presentation used in the current period. The reclassifications had no impact on members’ equity, working capital, gross profit or net income.
2. Inventories and Property and Equipment
A summary of inventories and property and equipment at March 31, 2008 and September 30, 2007 is as follows (in thousands):

	March 31,	September 30,
	2008	2007
Corn	$3,032	$5,500
Chemicals	389	164
Work in process	2,566	552
Ethanol	4,850	609
Distillers grain	567	58
Supplies and critical parts	1,980	915

Total	$13,384	$7,798

	March 31,	September 30,
	2008	2007
Land	$3,884	$2,428
Buildings	20,697	7,178
Process equipment	251,100	51,597
Office equipment	852	590
Construction in process	669	185,636

Property and equipment, gross	277,202	247,429
Accumulated depreciation	(13,689)	(4,492)

Property and equipment, net	$263,513	$242,937

     The Company capitalizes interest expense as part of the cost of construction of its plants and equipment which will be depreciated over the life of the related assets.
3. Long Term Debt
     Long-term debt consists of the following at March 31, 2008 and September 30, 2007 (in thousands, except percentages):

	March 31, 2008	March 31, 2008	September 30, 2007
	Interest Rate	Principal Amount	Principal Amount

HGF senior credit facility	6.10 — 8.27%	$90,700	$42,000
HGF working capital	6.04 — 6.10%	7,000	—
HGF subordinated solid waste facilities revenue bonds	8.25%	19,000	—
ABE Heartland note payable	15%	—	5,000
ABE Fairmont senior credit facility	5.75%	90,000	83,124
ABE Fairmont seasonal line	5.25%	—	—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
Advanced BioEnergy convertible note	15.865%	25,929	25,929
Advanced BioEnergy promissory note	12%	2,500	—
Advanced BioEnergy secured term loan	13%	8,870	—
Other	7.5%	195	197

Total outstanding		251,194	163,250
Less: amounts due within one year		(58,746)	(111,779)

Long-term debt		$192,448	$51,471

     The estimated maturities of debt at March 31, as follows (in thousands):

2009	$58,746
2010	24,947
2011	15,263
2012	15,263
2013	15,430
Thereafter	121,545

Total debt	$251,194

Senior Credit Agreement for the South Dakota Plants
     On October 9, 2007, HGF entered into a $90,700,000 senior credit agreement with WestLB and a working capital and letter of credit facility in an aggregate amount of up to $8,000,000. The senior credit agreement was amended on March 28, 2008. The principal amount of the term loan facility is payable in equal quarterly payments of $1,361,000 beginning in June 2008, and the remaining principal amounts are fully due and payable in 2014. Loans made under the working capital and letter of credit facility are fully due and payable in October 2012.
     HGF has the option to select between two floating interest rate loans under the terms of the senior credit agreement. Base rate loans bear interest at the administrative agent’s base rate (which is the higher of the federal funds effective rate plus 0.50% and the administrative agent’s prime rate) plus 2.50% per annum. Eurodollar loans bear interest at LIBOR plus 3.50%. The WestLB agreement requires HGF to have interest rate protection agreements for at least 50% of the aggregate outstanding loans.
     HGF’s obligations under the senior credit agreement are secured by a first-priority security interest in all of the partnership interests in HGF and substantially all of HGF’s assets.
     Loans outstanding under HGF’s senior credit agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments and cash flows. At March 31, 2008, HGF had drawn $7,000,000 on the working capital loan and had $1,000,000 available. HGF must prepay the working capital loans to the extent that the prevailing borrowing base is less than the aggregate amount of these loans. In addition, the working capital loans must be paid in full for ten consecutive days each calendar year.
     The HGF senior credit agreement contains customary events of default including defaults on other indebtedness by HGF or its general partner and certain changes of control.
     In addition, in the event that HGF fails to enter into an agreement for marketing the ethanol produced at the Company’s South Dakota plants by May 12, 2008, unless otherwise extended, such failure will constitute an event of default under the HGF senior credit agreement.
Subordinate Solid Waste Facilities Revenue Bonds
     On October 9, 2007, Brown County, South Dakota issued $19,000,000 of subordinate solid waste facilities revenue bonds for the benefit of HGF. The bonds were issued pursuant to a bond trust indenture dated as of October 1, 2007 between the county and Wells Fargo Bank, National Association as trustee, with a single term maturing on January 1, 2018 with an interest rate of 8.25%.
     The bonds are secured by a pledge to the trustee of a continuing security interest and lien in all the estate, right, title and interest of the Company in and to ABE Heartland. In addition, HGF has granted a subordinate mortgage lien and security interest in its existing facilities to the trustee to secure the payment of the obligations of HGF. The bonds are subject to mandatory redemption upon a determination of taxability at a price of 108% of the principal amount plus interest accrued to the redemption date.
     Events of default under the indenture include nonpayment of principal or interest when due and payable, any event of default as defined in the senior credit agreement or the violation of any covenant, condition, agreement or provision contained in the bond, the indenture or the other bond documents. Upon any event of default, the trustee may declare, or be required to declare based on the request of at least 25% of the bondholders, pursuant to the terms of the indenture the entire principal amount of the bonds then outstanding and interest accrued immediately due and payable.
Senior Credit Facility for the Fairmont Plant
     ABE Fairmont entered into a $90,000,000 senior credit facility with Farm Credit for the construction of 100 million gallons per year ethanol plant. The construction financing consists of a $58,500,000 term loan, known as term loan A, a $21,000,000 revolving term loan, known as term loan B, an additional $6,500,000 term loan, known as term loan C, and a $4,000,000 revolving term loan, known as term loan D. Farm Credit also extended a $13,000,000 revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions. The Company issued a letter of credit in connection with a rail car lease effectively reducing the financing available from the revolving credit facility by $911,000. The Company has not drawn any funds under the facility at March 31, 2008.

     ABE Fairmont must repay the term loan A with 25 equal quarterly installments of $2,250,000 beginning May 2008, and the last installment due February 20, 2014, followed by a final installment in an amount equal to the remaining unpaid principal balance on May 20, 2014. For each fiscal year ending in 2008 through 2010, ABE Fairmont must pay an additional amount equal to the lesser of $8,000,000 or 75% of its free cash flow, not to exceed $16,000,000 in the aggregate for all of these cash flow payments. On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of term loan B in $5,000,000 increments due every six months. Term loans C and D are due in full in June 2009.
     While the credit facilities are outstanding, ABE Fairmont will be subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. At March 31, 2008 ABE Fairmont was in compliance with all covenant requirements.
Subordinated Convertible Debt Financing
     In April 2007 and June 2007, the Company issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an existing investor in the Company, an aggregate of $25,929,000 of 15% subordinated convertible promissory notes.
     The notes bear interest at 15% per annum compounded quarterly and are scheduled to convert in June 2008. The principal and accrued but unpaid interest on the notes are scheduled to convert into the Company’s membership units at the option of the Company or Ethanol Investment Partners, LLC, at the lesser of $16.00 per unit or the price per unit that is equal to the lowest price per unit at which units are sold by us in any public or private offering during the period that the notes are outstanding. Upon conversion of the principal and accrued but unpaid interest on the notes in June 2008, the Company would issue 1,877,698 units. The accrued interest on the notes is payable in cash at the sole discretion of the Company.
Promissory Note
     On October 5, 2007, the Company issued a promissory note to ICM, Inc. for a principal amount of $2,500,000. The note was paid in full in April 2008.
Secured Term Loan Note
     On October 17, 2007, the Company issued a $10,000,000 secured term loan note to PJC Capital LLC (“PJC”). In connection with the note, the Company also issued a warrant to purchase 450,000 membership units of the Company at an exercise price per unit of $14.00. The warrant was recorded at fair value of $2,260,000, resulting in a debt discount which is amortized over the loan term. The warrant expires on October 17, 2012.
     The PJC note bears interest at 13% per annum compounded quarterly until July 15, 2008 and 15% per annum compounded quarterly thereafter. The note will mature on the earlier of October 16, 2008, the occurrence of a change of control of the Company or the date of acceleration of the obligations following the occurrence of an event of default.
     The note contains customary events of default and also includes events of defaults for defaults on other indebtedness of the Company or its subsidiaries. In connection with the PJC note, the Company also entered into a membership interest pledge agreement dated as of October 17, 2007 in favor of PJC. Among other things, the pledge agreement provides PJC with a first-priority security interest in the equity interests of ABE Fairmont.
4. Commitments and Contingencies
Construction Contracts
     The Company believes the remaining unpaid construction costs of the Aberdeen plant expansion to be $2,309,000. These unpaid construction costs will be paid with currently available restricted cash.
5. Major Customers
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
     ABE Fairmont entered into a marketing agreement with Renewable Products Marketing Group for the sale of the ethanol that the Company’s Fairmont, Nebraska plant produces. The Company receives a price equal to the actual sale price less expenses and less a marketing fee charged per gallon. The initial term of the agreement runs through September 2008. After the initial term, it will automatically renew for successive one-year terms unless terminated by either party upon 90 days’ written notice. The agreement may also be terminated for an uncured breach, intentional misconduct or upon mutual agreement of the parties.

     HGF is a party to a co-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds will market locally the sale of ethanol co-products produced at the South Dakota plants to third parties for an agreed upon commission.
     ABE Fairmont entered into a marketing agreement with Cenex Harvest States to purchase distillers dried grains with solubles (DDGS) the Company produces at the Fairmont, Nebraska plant. CHS agreed to pay the Company a percentage of the selling price minus an amount per ton. The agreement commenced in October 2007 and continues for one year and may be terminated by either party with 90 days’ written notice.
     Sales and receivables from the Company’s major customers were as follows (in thousands):

	March 31,	March 31,
	2008	2007
Aventine — HGF Ethanol
Six month revenues	$50,709	$28,835
Receivable balance	6,584	3,352

RPMG — Fairmont Ethanol
Six month revenues	74,680	—
Receivable balance	8,559	—

Dakotaland — HGF Distiller Grains
Six month revenues	6,484	3,854
Receivable balance	496	231

CHS — Fairmont Distiller Grains
Six month revenues	16,272	—
Receivable balance	1,937	—
6. Risk Management
     The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company’s risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results.
     Manufacturing of the Company’s products requires substantial purchases of corn. Price fluctuations in commodities cause firm commitments to purchase the commodities to develop unrealized appreciation or depreciation when compared with current commodity prices and actual cash outlays for the purchase of the commodities differ from anticipated cash outlays.
     To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts and OTC futures options to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and exchange traded futures contracts to reduce price risk. Exchange traded futures contracts are valued at market price. Changes in market price of ethanol related activities are reflected in revenues and changes in market price of corn related items are reflected in cost of goods sold. Net realized and unrealized losses offset revenues by $170,000 and $11,083,000 in the six months ended March 31, 2008 and 2007, respectively. Net realized and unrealized gains offset cost of goods sold by $360,000 and $6,100,000 in the six months ended March 31, 2008 and 2007, respectively. Net unrealized losses at March 31, 2008 and September 30, 2007 of $654,000 and $1,172,000, respectively, are classified as derivative financial instruments on the balance sheet.
     Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended and, therefore are not marked to market in the Company’s financial statements. At March 31, 2008, the Company had entered into forward purchase contracts for the purchase of corn totaling approximately $39,806,000 through March 2009.
     To reduce the risk of increased interest rate costs on the Company’s $206,700,000 of floating rate debt outstanding at March 31, 2008, the Company entered into interest rate swap agreements that fixed the interest rate on $66,000,000 of debt.
7. Comprehensive Loss
     Total comprehensive loss consists of net loss and other comprehensive loss, which consists of unrealized losses on variable for fixed interest rate swaps. Other comprehensive loss has no impact on the Company’s net loss but is reflected in the Company’s balance sheet through an adjustment to members’ equity. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Net income loss as reported	$(1,027)	$(11,677)	$(3,635)	$(7,009)
Unrealized losses on interest rate swaps	(2,195)	—	(3,602)	—

Comprehensive loss	$(3,222)	$(11,677)	$(7,237)	$(7,009)

ITEM 2. Management’s Discussion and Analysis or Plan of Operation
Information Regarding Forward-Looking Statements
     The following discussion contains certain forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements in other documents that we file with the Securities Exchange Commission, including our Annual Report on Form 10-KSB for the year ended September 30, 2007 filed with the Securities and Exchange Commission on December 31, 2007. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.
COMPANY OVERVIEW
     Throughout this report we use the terms “we,” “our company,” and “us” to refer to Advanced BioEnergy, LLC and all of its consolidated subsidiaries. We currently operate three ethanol production facilities in the U.S. with a combined production capacity of 197 million gallons per year. We commenced operations at our facility in Fairmont, Nebraska in October 2007. We commenced operations at our Aberdeen expansion facility in Aberdeen, South Dakota in January 2008.
     Our operations are carried out primarily through our subsidiaries HGF and ABE Fairmont. HGF owns and operates the Aberdeen and Huron, SD plants and ABE Fairmont owns and operates the Fairmont, NE plant. All service contracts, credit agreements and regulatory permits for each plant are in the name of the appropriate subsidiary. We previously reported nameplate capacities of our operational plants. As we have gained operational experience we have determined that it is more meaningful to refer to our plants by their estimated annual production capacities. The table below provides a summary of our ethanol plants in operation as of May 10, 2008:
     We have suspended business activities related to our development sites in Northfield, Minnesota and Argos, Indiana because of market conditions and expect to resume these activities depending on the return to more favorable market conditions.

			Estimated
		Estimated	Annual
		Annual	Distillers	Estimated
		Ethanol	Grains	Annual Corn	Production	Primary
Location	Status	Production	Production (1)	Processed	Process	Energy Source	Builder
		(million gallons	(tons)	(million
		per year)		bushels)
Fairmont, NE	In operation	110	354,000	39.3	Dry-Mill	Natural Gas	Fagen
Aberdeen, SD I	In operation	9	29,000	3.2	Dry-Mill	Natural Gas	Broin
Aberdeen, SD II	In operation (2)	46	148,000	16.4	Dry-Mill	Natural Gas	ICM
Huron, SD	In operation	32	103,000	11.4	Dry-Mill	Natural Gas	ICM

(1)	All plants produce or will produce and sell wet and dried distiller grains. The stated quantities are on a fully dried basis operating at nameplate capacity.

(2)	The Aberdeen plant expansion commenced operations in January 2008.

PLAN OF OPERATION THROUGH MARCH 2009
     We expect to spend the next 12 months focused on the existing operations of our plants, in an effort to capitalize on gross margin opportunities that will maximize cash flows in expected volatile market conditions for corn, ethanol and distiller grains.
     As of May 8, 2008, we have 135 employees. We plan to hire additional employees as our company expands.
RESULTS OF OPERATION
Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007
     The following table reflects quantities of our products sold and average net prices as well as bushels of corn ground at average costs for the quarter ending March 31, 2008 and 2007:

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		Average		Average
	Sold/Ground	Net Price/Cost	Sold/Ground	Net Price/Cost
Ethanol (gallons)	40,956,442	$2.03	10,157,537	$1.84
Dried distiller grains (tons)	95,167	126.26	6,539	88.06
Wet distiller grains (tons)	87,906	36.23	65,795	31.20

Corn (bushels)	15,169,311	$4.62	3,620,519	$3.58
Net Sales
     Net sales for the quarter ended March 31, 2008 were $102.1 million, compared to $11.5 million for the quarter ended March 31, 2007, an increase of $90.6 million. The increase is due in large part to the 110 million gallon annual production capacity added by the Fairmont plant completion in October 2007 and the 46 million gallon annual production capacity added by the Aberdeen plant expansion completed in January 2008. In addition to the increase in quantities of ethanol and distiller grains sold the net price of ethanol, dried distiller grains and wet distiller grains sold in the quarter ended March 31, 2008 increased 10.3%, 43.4% and 16.1%, respectively from the prior year period. The prior year period net sales were offset by a $10.9 million loss on ethanol related hedging activity.
Cost of Goods Sold
     Costs of goods sold for the quarter ended March 31, 2008 were $95.9 million, compared to $20.8 million for the quarter ended March 31, 2007, an increase of $75.1 million. This increase is also directly related to our increased capacity from the Fairmont plant completion in October 2007 and Aberdeen plant completion in January 2008.
     Corn costs represented 73.1% of cost of sales for the quarter ended March 31, 2008. Physically delivered corn costs increased 29.1% from $3.58 per bushel in the quarter ended March 31, 2007 to $4.62 per bushel for the quarter ended March 31, 2008. We expect future corn costs to increase as recent corn costs have exceeded $6.00 per bushel which may lead to lower gross profits
     Natural gas costs represented 9.8% of cost of sales for the quarter ended March 31, 2008. Natural gas costs increased $6.9 million to $9.4 million in the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007. Our average gas prices declined from $8.98 per mmbtu in the quarter ended March 31, 2007 to $7.93 per mmbtu in the quarter ended March 31, 2008. The recently completed Fairmont and Aberdeen plants anticipate drying nearly all of their distiller grains, which requires significantly more gas and accordingly we anticipate that our aggregate natural gas costs will increase.
Gross Profit
     Our gross profit for quarter ended March 31, 2008 was $6.2 million, compared to a gross loss of $9.2 million for the quarter ended March 31, 2007. The increase was primarily due to timing and capacity of plant openings and the reduction in hedging related losses.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased approximately $376,000 to $2.2 million for the quarter ended March 31, 2008. Selling, general and administrative expenses as a percentage of sales has declined from 15.8% in the quarter ended March 31, 2007 to 2.2% in the quarter ending March 31, 2008. We anticipate that selling, general and administrative expenses as a percentage of sales will continue to decline as our revenues from additional capacity grow without requiring additional significant administrative systems or staffing enhancements.

Six Months Ended March 31, 2008 compared to the Six Months Ended March 31, 2007
     The following table reflects quantities or our products sold and average net prices as well as bushels of corn ground at average costs for the six months ending March 31, 2008 and 2007:

	Six Months Ended		Six Months Ended
	March 31, 2008		March 31, 2007
		Average		Average
	Sold/Ground	Net Price/Cost	Sold/Ground	Net Price/Cost
Ethanol (gallons)	65,232,148	$1.94	15,853,396	$1.88
Dried distiller grains (tons)	144,058	119.25	10,686	82.06
Wet distiller grains (tons)	155,966	33.04	107,921	25.75

Corn (bushels)	24,890,567	$4.13	7,007,069	$3.39
Net Sales
     Net sales for the six months ended March 31, 2008 were $154.9 million, compared to $22.0 million for the six months ended March 31, 2007, an increase of $132.9 million. The increase is due in large part to the 110 million gallon annual production capacity added by the Fairmont plant completion in October 2007 and the 46 million gallon annual production capacity added by the Aberdeen plant expansion completed in January 2008. In addition to the increase in quantities of ethanol and distiller grains sold the net price of ethanol, dried distiller grains and wet distiller grains sold in the six months ended March 31, 2008 increased 3.2%, 45.3% and 28.3%, respectively from the prior fiscal year period. The prior fiscal year period net sales were offset by a $11.1 million loss on ethanol related hedging activity.
Cost of Goods Sold
     Costs of goods sold for the six months ended March 31, 2008 were $143.9 million, compared to $23.6 million for the six months ended March 31, 2007, an increase of $120.3 million. This increase is also directly related to our increased capacity from the Fairmont plant completion in October 2007 and Aberdeen plant completion in January 2008, as well as a $5.9 million gain on corn related hedging activity that offset prior year cost of goods sold.
     Corn costs represented 71.5% of cost of sales for the six months ended March 31, 2008. Physically delivered corn costs increased 21.8% from $3.39 per bushel in the six months ended March 31, 2007 to $4.13 per bushel for the six months ended March 31, 2008.
     Natural gas costs represented 10.4% of cost of sales for the six months ended March 31, 2008. Natural gas costs increased $10.1 million to $15.0 million in the six months ended March 31, 2008, compared to the six months ended March 31, 2007. Our average gas prices declined from $9.22 per mmbtu in the quarter ended March 31, 2007 to $7.42 per mmbtu in the six months ended March 31, 2008.
Gross Profit
     Our gross profit for the six months ended March 31, 2008 was $11.0 million, compared to gross loss of $1.6 million for the six months ended March 31, 2007. The increase was primarily due to timing and capacity of plant openings and the reduction in hedging related losses.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased approximately $1.4 million to $5.7 million for the six months ended March 31, 2008. The current period increase included vesting of $750,000 of units issued in connection with the Indiana Renewable Fuels, LLC acquisition. Selling, general and administrative expenses as a percentage of sales has declined from 14.8% in the six months ended March 31, 2007 to 3.7% in the six months ending March 31, 2008.
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

     The supply of domestically produced ethanol is at an all-time high. In 2007, 134 ethanol plants located in 26 states produced a record 6.5 billion gallons, a 33% increase from 2006 and a 242% increase from 1999. The Renewable Fuels Association, or RFA, reports that as of April 2, 2008 current U.S. ethanol production capacity is 8.5 billion gallons per year and new plants and plant expansions currently under construction will generate an additional 5.1 billion gallons of capacity per year.
Legislation
     The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal and state ethanol supports.
The Renewable Fuels Standard
     The most recent ethanol supports are contained in the Energy Independence and Security Act of 2007, which was signed into law on December 19, 2007, and is expected to impact the ethanol industry by enhancing both the production and use of ethanol. This legislation modifies the provisions of the Energy Policy Act of 2005 which created a renewable fuels standard, known as the RFS. The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. RFS applies to refineries, blenders, distributors and importers, but does not restrict the geographic areas in which renewable fuels may be used. This should allow refiners, blenders, distributors and importers to use renewable fuel blends in those areas where it is most cost effective. The RFS requires that 9 billion gallons be sold or dispensed in 2008, increasing to 36 billion gallons by 2022. According to the RFA, RFS is expected to lead to new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this requirement may cause ethanol prices to increase in the short term due to additional demand, supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Alternatively, there could be a short-term oversupply until the RFS requirements exceed national production. This would have an immediate adverse effect on our earnings.
     The Environmental Protection Agency (EPA) has the authority to waive the requirements of the RFS. On April 25, 2008, the Governor of Texas requested that the EPA issue a one-year 50% reduction in the grain-based ethanol requirement. The EPA has 90 days from the date of the request to consider the waiver request. If the waiver is granted, it could have an adverse effect on our earnings.
The Clean Air Act and Oxygenated Gasoline Program
     Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Oxygenated Gasoline Program, which became effective in 1992. The Oxygenated Gasoline Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has also increased as the result of a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective in 1995, and requires the sale of reformulated gasoline in numerous areas to reduce pollutants, specifically those that contribute to ground level ozone, better known as smog. Reformulated gasoline that meets the performance criteria set by the Clean Air Act can be reformulated in a number of ways, including the addition of oxygenates to the gasoline. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol. MTBE has been linked to groundwater contamination and has been banned from use in many states. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol rather than MTBE. Prior to the passage of the Energy Policy Act of 2005, the reformulated gasoline program included a requirement that reformulated gasoline contain 2% oxygenate. The Energy Policy Act of 2005 repealed that requirement immediately in California and 270 days after enactment elsewhere. Although the repeal of the oxygenate requirement may have some impact, the EPA’s analysis of the elimination of the 2% oxygenate requirement indicated that ethanol will continue to be used in reformulated gasoline after the repeal of the oxygenate requirement. The EPA’s assessment was based on past analyses of ethanol in reformulated gasoline despite removal of the oxygenate requirement, current gasoline prices and the tightness in the gasoline market, the favorable economics of ethanol blending, a continuing concern over MTBE use by refiners, the emission performance standards still in place for reformulated gasoline and the upcoming renewable fuels mandate.
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
     The proposed Farm Bill currently in conference committee in Congress (H.R. 2419) includes a provision that would reduce the VEETC to 46 cents a gallon. This provision would take effect in the calendar year beginning after the first date on which 7.5 billion gallons of ethanol (including cellulosic ethanol) have been produced in or imported into the United States. It is reported that the proposed agreement will include this modification of the VEETC.

Clean-Fuel Vehicle Refueling Equipment Tax Credit
     In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service following December 31, 2005 and before January 1, 2010. While it is unclear how this credit affects the demand for ethanol, we expect it helps raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
Imported Ethanol Tariffs and Quotas
     Currently, there is a 54 cent per gallon tariff on imported ethanol, which is scheduled to expire in January 2009. Ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the U.S. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. The International Trade Commission recently announced the 2008 CBI import quota of 452 million gallons of ethanol. In 2007, legislation was introduced in the Senate that would limit the transshipment of ethanol through the CBI. It is possible that similar legislation will be introduced this year; however, there is no assurance or guarantee that this legislation will be introduced or that it will be successfully passed. We expect that enactment of the legislation would decrease the total supply of ethanol in the U.S. market relative to demand and increase domestic prices.
     The proposed Farm Bill currently in conference committee in Congress (H.R. 2419) includes a provision extending the Ethanol Tariff to January 1, 2011. Although there was speculation that the President’s 2009 budget would remove the ethanol tariff, the budget as presented left the tariff in place.
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
Technology Developments
     There are various new methodologies being developed in the dry mill corn processing ethanol process. The research showing much promise is separation of the germ from the process stream. Removing the germ and oil from the process streams create higher value co-products from the corn.
     This process is being developed in two forms. Front end defractionation is removing the germ and fiber from the corn at the front end of the process prior to preparing mash. Removal of the corn oil from the backside of the process is another option. Regardless of the specific process, removal of germ and oil from the process stream creates higher value corn oil and distillers grains products.
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
COMPETITION
Primary Competition
     According to the RFA, ethanol production capacity in the U.S. has grown from 1.7 billion gallons per year in 1999 to 6.5 billion gallons per year in 2007. The RFA reports that as of April 2, 2008, the current U.S. ethanol production capacity is 8.5 billion gallons per year, and plans to construct new plants or to expand existing plants have been announced that would increase capacity by 5.1 billion gallons per year in the next year. This increase in capacity may continue in the future. We cannot determine the effect of this type of an increase upon the demand or price of ethanol.

     As of January 2008, Nebraska has 20 ethanol plants producing an aggregate of 1.1 billion gallons of ethanol per year, and South Dakota has 14 ethanol plants producing an aggregate of 620 million gallons of ethanol per year, including our plants. In addition, there are a number of ethanol plants in Nebraska and South Dakota and the surrounding states under construction or in the planning stage. We will have to compete with these plants for ethanol sales, distiller’s grains sales and corn procurement.
     We expect that it will be necessary to market our ethanol primarily on a regional and national basis. We anticipate that we will be able to reach the best available market through the use of one or more experienced ethanol marketers and by the rail delivery methods we utilize.
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
     The largest ethanol producers include Abengoa Bioenergy Corp., Archer-Daniels-Midland Company, Aventine Renewable Energy, Inc. and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we expect to produce. Recently, VeraSun Energy Corporation acquired US BioEnergy Corporation, a large Midwestern ethanol producer.
Competition from Other Alternative Fuels
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Cash Flows Used in Operating Activities. Cash flows used in operating activities were $7.9 million for the six months ended March 31, 2008, and $17.7 million for the six months ended March 31, 2007. The operating cash used was primarily for working capital requirements from the two plant openings.
     Cash Used in Investing Activities. Cash used in investing activities totaled $69.4 million and $25.9 million for six month periods ended March 31, 2008 and 2007, respectively, for costs incurred in constructing the Fairmont and new Aberdeen plants. With the exception of some spring excavation work at the Aberdeen plant totaling $2.3 million, we anticipate no additional costs to construct the operating plants.
     Cash Provided by Financing Activities. Cash provided by financing activities totaled $83.1 million and $38.9 million for six month periods ended March 31, 2008 and 2007, respectively. Outstanding borrowings from long-term debt were an aggregate of $192.4 million at March 31, 2008. In October 2007, we refinanced our existing revolving term loan and note payable related to our South Dakota plants into a new credit facility. The primary purpose of the credit facility was to refinance the Aberdeen and Huron plants; fund an expansion of the Aberdeen plant and pay for operating costs at both the Aberdeen and Huron plants.
     Our principal sources of liquidity consist of cash and cash equivalents and available borrowings under our credit arrangements.
     We anticipate that our principal uses of cash will be for the debt service requirements. As of March 31, 2008, we had total cash and cash equivalents of $12.9 million compared to $7.1 million as of September 30, 2007. Of this amount, an aggregate of $9.8 million was held by certain of our subsidiaries, which are generally limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements.
     From our inception, we have satisfied our liquidity needs through various debt arrangements and thesale of our membership units. At March 31, 2008 our current liabilities exceeded our current assets by $14.1 million dollars. Our current liabilities included $25.9 million of subordinated convertible debt financing which matures in June 2008 and will convert into our membership units.
     We believe that we have sufficient financial resources available to fund our current working capital, capital expenditure requirements and required debt service for at least the next twelve months with the exception of our HGF subsidiary discussed below. In addition to the cash on hand, ABE Fairmont has a $13.0 million revolving credit facility pursuant to a credit facility agreement with Farm Credit. The purpose of the revolving credit facility is to finance receivables and inventory subject to borrowing base limits at ABE Fairmont. At March 31, 2008, we have no outstanding borrowings on this credit facility.
     Our senior credit facility agreements contain various covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants on a monthly and annual basis, including maintaining specific levels of net worth and working capital, debt service coverage ratios and capital expenditure limitations. We are in compliance with all covenants as of March 31, 2008.
     At HGF we expect to need additional liquidity or increased profitability in addition to our current cash balances, amounts available under our senior credit agreement and related working capital and letter of credit facility and anticipated cash flow from operations, in order to be able to satisfy existing anticipated working capital needs, debt service obligations, non-expansion related capital expenditures and other anticipated cash requirements for Fiscal 2008.
     After utilization of available resources at HGF, or in the event that the commodity spread continues to decline to levels where it becomes unprofitable to produce and sell ethanol, we may have to raise additional funds or slow down or temporarily discontinue operations at our Aberdeen and Huron South Dakota plant locations.

Credit Arrangements
     Long-term debt consists of the following at March 31, 2008 and September 30, 2007 (in thousands, except percentages):

	March 31, 2008	March 31, 2008	September 30, 2007
	Interest Rate	Principal Amount	Principal Amount
HGF senior credit facility	6.10 — 8.27%	$90,700	$42,000
HGF working capital	6.04 — 6.10%	7,000	—
HGF subordinate solid waste facilities revenue bonds	8.25%	19,000	—
ABE Heartland note payable	15%	—	5,000
ABE Fairmont senior credit facility	5.75%	90,000	83,124
ABE Fairmont seasonal line	5.25%	—	—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
Advanced BioEnergy convertible note	15.865%	25,929	25,929
Advanced BioEnergy promissory note	12%	2,500	—
Advanced BioEnergy secured term loan	13%	8,870	—
Other	7.5%	195	197

Total outstanding		251,194	163,250
Less: amounts due within one year		(58,746)	(111,779)

Long-term debt		$192,448	$51,471

     The estimated maturities of debt at March 31, as follows (in thousands):

2009	$58,746
2010	24,947
2011	15,263
2012	15,263
2013	15,430
Thereafter	121,545

Total debt	$251,194

Summary of Critical Accounting Policies and Estimates
     Note 1 to our consolidated financial statements included in our Annual Report on Form 10-KSB for our fiscal year ended September 30, 2007 contains our significant accounting policies, many of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based upon management’s current judgment. We used our knowledge and experience about past events and certain future assumptions to make estimates and judgments involving matters that are inherently uncertain and that affect the carrying value of our assets and liabilities. We believe that of our significant accounting policies, the following are noteworthy because changes in these estimates or assumptions could materially affect our financial position and results of operations:
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
Quantitative and Qualitative Disclosures about Market Risk for Our Current Operations
     We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the six months ended March 31, 2008, sales of ethanol represented 81.9% of our total production revenues and corn costs represented 71.5% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for gasoline, the availability of other fuel oxygenates and the regulatory climate. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. Traditionally, we have not been able to pass along increased corn costs to our ethanol customers. At March 31, 2008, the price per gallon of ethanol and the price per bushel of corn on the Chicago Board of Trade, or CBOT, were $2.46 and $5.69, respectively.
     We are subject to market risk on the selling prices of our distiller grains, which represent 19.1% of our total production revenues. These prices fluctuate seasonally as well when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grain spot price per ton was $173 at March 31, 2008. At March 31, 2008 we had entered into forward sale contracts representing 32.1% of our expected distiller grain production over the next six months.

     We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 10.4% of total cost of sales for the six months ended March 31, 2008. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At March 31, 2008, the price of natural gas on the New York Mercantile Exchange was $9.86 per mmbtu.
     To reduce price risk caused by market fluctuations in the cost of corn and natural gas, we have entered into forward purchase contracts. As of March 31, 2008, we had entered into forward purchase contracts representing approximately 43.5% of our current corn requirements through June 2008. We guaranteed prices for our ethanol representing approximately 9.0% of our ethanol gallons sold through June 2008 by selling ethanol related swap agreements. As of March 31, 2008, we had not entered into any transactions in an effort to mitigate risks associated with changes in the price of natural gas usage.
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

	Estimated
	At Risk		Hypothetical		Change in Annual
	Volume(1)		Change in	Spot	Operating Income
	(in millions)	Units	Price	Price(2)	(in millions)
Corn	33.3	bushels	10.0%	$5.69	$18.9
Natural gas	6.1	btus	10.0%	$9.86	6.0
Ethanol	179.2	gallons	10.0%	$2.46	44.1
Distiller grains	0.43	tons	10.0%	$173	7.4

(1)	The volume of corn is based on the assumption that we will enter into forward contracts for 43.5% of our estimated current 70.3 million bushel annual requirement. The volume of natural gas is based on the assumption that we will not enter into any forward contracts for our estimated 6,107,000 MMBtu annual requirement. The volume of ethanol at risk is based on the assumption that we will enter into contracts for 9.0% of our expected annual gallons capacity of 197 million gallons.. The volume of distiller grains at risk is based on the assumption that we will enter into contracts for 32.1 % of our expected annual distiller grain production of 634,000 tons.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn and the New York Mercantile Exchange price per mmbtu of natural gas as of March 31, 2008.
Interest Rate
     Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. By entering into interest rate swap agreements we effectively fixed the interest rate on $66 million of the outstanding debt from the senior credit facility at the South Dakota plants. As of March 31, 2008, we had $140.7 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates we will incur additional annual interest charges of $1.4 million.
Impact of Inflation
     Corn and denaturant cost has risen substantially due to various market forces. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Government Programs, Tax Credits And Tax Increment Financing
     The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. Each plant is eligible to receive an aggregate of $10 million, payable up to $1.0 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. HGF generally received payments between $700,000 and $800,000 for the Huron plant per year and expects this incentive to terminate for the plant in 2011. This incentive terminated for the Aberdeen plant in 2004 and we do not expect to receive this incentive for the Aberdeen plant expansion.
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
ITEM 3A(T). Controls and Procedures
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     We are presently in litigation with Bridgewater Township and various individuals in their capacity as members of the Board of Supervisors for the Bridgewater Township, in Rice County, Minnesota, in regard to the township’s adoption of certain zoning codes. We commenced the case on July 16, 2007 in District Court, Third Judicial District, in Rice County, Minnesota. Under the current Rice County zoning ordinance, our proposed site for the Minnesota plant requires a conditional use permit. Bridgewater Township, where the proposed plant would be located, has adopted a zoning code which purports to preclude ethanol plant construction within the township. We believe that the township’s zoning action is inconsistent with the conditional use zoning allowed by Rice County, and we brought suit to establish our right to seek a conditional use permit for the plant. In January 2008 the state district court denied our motion for summary judgment against the township, and the case is now proceeding to discovery. If we are not able to obtain the required permits, we will not be able to build the Minnesota plant at the proposed site. We may attempt to find another location to build the plant; however, no assurance can be given that we will successfully obtain the required permits at either the proposed Bridgewater Township site, or any alternative site.
     Company was served with a Notice of Filing of Verified Petition for Writ of Certiorari filed February 6, 2007 in the matter of Dana, LLC, Carl E. Smith, Martha A. Smith, Timmy Allen Bailey, Peggy Lea Jones, John F. Richard and Amanda L. Richard v. The Town Board of Argos [Indiana]; Town of Argos; and the Town of Argos Plan Commission, Marshall County, Indiana Circuit Court Cause No. 50C01-0702-PL-7 (the “Action”), in which the petitioners challenged the rezoning of certain real estate for the benefit of the Company in connection with its plan to develop an ethanol project in Argos, Indiana. The Company was not a defendant in the Action, but the Action was brought to annul the zoning changes granted at the Company’s request that permitted the development of an ethanol facility in Argos. On February 29, 2008, the Court entered Summary Judgment in favor of the petitioners and against the Town Board, effectively annulling the zoning changes that were made to permit the ethanol facility. The Town Board has indicated that it does not intend to appeal the decision, but that it instead plans to modify its zoning ordinance and procedures to comply with the requirements of Indiana law and this decision. Once a new zoning ordinance has been enacted by the Town Board, the Company will make a decision regarding whether to re-apply for the same zoning changes at the Argos site or to pursue other alternatives.
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

ADVANCED BIOENERGY, LLC
Date: May 9, 2008	By:	/s/ Revis L. Stephenson III
Revis L. Stephenson III
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Richard Peterson
Richard Peterson
Vice President of Accounting and Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing
3.1	Certificate of Formation	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 000-52421)
3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 000-52421)
10	Master Amendment and Waiver Agreement between Heartland Grain Fuels, L.P., WestLB AG, New York Branch, WestLB AG, New York Branch, Amarillo National Bank and the other lenders named therein dated as of March 28, 2008	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically