Form 10QSB
period 2008-06-30
Advanced BioEnergy, LLC
filed 2008-08-08
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2008
Commission File Number: 000-52421
ADVANCED BIOENERGY, LLC
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	10201 Wayzata Boulevard, Suite 250	20-2281511
Minneapolis, Minnesota 55305
(763) 226-2701

State or Other Jurisdiction of	(Address, including zip code, and telephone number,	(I.R.S. Employer
Incorporation or	including area code, of Principal Executive Office)	Identification No.)
Organization)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of units outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,909,162 membership units outstanding as of August 7, 2008.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ADVANCED BIOENERGY, LLC
FORM 10-QSB
Index

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30,	September 30,
	2008	2007
	(unaudited)
Assets
Current assets Cash and cash equivalents	$4,027	$7,111
Accounts receivable:
Trade accounts receivable	16,179	3,067
Due from broker	928	1,036
Inventories	18,550	7,798
Prepaid expenses	3,622	1,202
Current portion of restricted cash	9,543	1,778

Total current assets	52,849	21,992

Property and equipment, net	258,171	242,937
Other assets
Restricted cash	3,093	—
Financing costs, net	6,637	1,559
Goodwill	29,148	29,148
Other assets	1,135	1,199

Total assets	$351,033	$296,835

Liabilities and members’ equity
Current liabilities:
Accounts payable	$11,459	$26,959
Accrued expenses	5,668	5,768
Derivative financial instruments	2,792	1,172
Current portion of long-term debt	41,882	111,779

Total current liabilities	61,801	145,678

Long term liabilities
Deferred income	6,732	6,732
Other liabilities	1,588	—
Long-term debt	169,336	51,471

Total liabilities	239,457	203,881
Commitments and contingencies (Note 4)
Members’ equity
Members’ capital, no par value, authorized 20,000,000, 9,909,162 and 9,848,028 units issued and outstanding and 1,894,904 and 0 units subscribed for at June 30, 2008 and September 30, 2007, respectively	153,460	120,019
Retained deficit	(40,296)	(27,065)
Other comprehensive loss	(1,588)	—

Total members’ equity	111,576	92,954

Total liabilities and members’ equity	$351,033	$296,835

See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales
Ethanol and related products	$117,745	$14,797	$272,248	$33,664
Other	—	2,965	362	6,288

Total net sales	117,745	17,762	272,610	39,952

Cost of goods sold	116,925	22,981	260,836	46,546

Gross profit (loss)	820	(5,219)	11,774	(6,594)

Selling, general and administrative	4,690	2,483	10,493	6,827

Operating income (loss)	(3,870)	(7,702)	1,281	(13,421)

Other income	222	—	768	—
Interest income	108	256	536	805
Interest expense	(6,056)	(343)	(15,816)	(1,302)

Net loss before minority interest	(9,596)	(7,789)	(13,231)	(13,918)
Minority interest	—	(890)	—	(1,770)

Net loss	$(9,596)	$(8,679)	$(13,231)	$(15,688)

Comprehensive loss	$(7,582)	$(8,679)	$(14,819)	$(15,688)

Basic & diluted weighted average units outstanding	9,893,526	9,131,338	9,864,074	8,501,482
Loss per unit — basic & diluted	$(0.97)	$(0.95)	$(1.34)	$(1.84)
See notes to condensed consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Changes in Members’ Equity
For the Nine Months Ended June 30, 2008
(Unaudited)
(Dollars in thousands)

				Other
	Member	Members’	Retained	Comprehensive	Total Members’
	Units	Capital	Deficit	Loss	Equity
MEMBERS’ EQUITY — September 30, 2007	9,848,028	$120,019	$(27,065)	$—	$92,954

Issuance of membership units to officers	132,000	—	—	—	—

Units forfeited	(25,463)	—	—	—	—

Units repurchased	(45,403)	(467)	—	—	(467)

Unit compensation expense	—	1,330	—	—	1,330

Issued warrants in connection with debt financing	—	2,260	—	—	2,260

Equity issued in connection with debt conversion	—	30,318	—	—	30,318

Market rate change in hedged interest rate swaps	—	—	—	(1,588)	(1,588)

Net loss	—	—	(13,231)	—	(13,231)

MEMBERS’ EQUITY — June 30, 2008	9,909,162	$153,460	$(40,296)	$(1,588)	$111,576

See notes to condensed consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	June 30,
	2008	2007
Cash used in operating activities
Net loss	$(13,231)	$(15,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,649	3,634
Amortization of financing costs	752	—
Amortization of debt discount	1,695	—
Unit compensation related to Indiana Renewable Fuels, L.P. contingent units	750	—
Unit compensation expense	580	1,293
Unrealized loss on derivative financial instruments	1,620	20,279
Minority interest in net income	—	1,771
Changes in working capital components
Receivables	(13,004)	(19,580)
Inventories	(10,752)	(174)
Prepaid expenses	(2,420)	13
Accounts payable	6,752	2,713
Accrued expenses	3,015	(26)

Net cash used in operating activities	(8,594)	(5,765)
Cash used in investing activities
Purchase of other assets	—	(486)
Purchase of Heartland Grain Fuels, LP, net of cash acquired	—	(15,204)
Purchase of property and equipment	(51,707)	(104,915)
Change in other assets	64	—
(Increase) decrease in restricted cash	(10,858)	30,505

Net cash used in investing activities	(62,501)	(90,100)
Cash flows from financing activities
Payments on debt	(62,114)	(875)
Distribution to members	—	(623)
Payment of deferred financing costs	—	(200)
Proceeds from long-term debt	130,592	107,798
Repurchase of member units	(467)	—

Net cash provided by financing activities	68,011	106,100

Net increase (decrease) in cash and cash equivalents	(3,084)	10,235
Beginning cash and cash equivalents	7,111	10,814

Ending cash and cash equivalents	$4,027	$21,049

Supplemental disclosure of non cash investing and financing activities
Deferred income incurred for deposits and deferred offering costs	$—	$1,373
Membership units issued for acquisition of asset	—	52,632
Accounts payable incurred for construction in process	200	12,815
Deferred financing costs incurred for acquisition of debt	5,984	—
Unrealized loss on interest rate swaps	1,588	—
Financing costs amortized to construction in progress	154	106
Promissory notes and accrued interest converted into membership units	30,318	—
Warrants issued in connection with debt	2,260	—
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized of interest of $2,394 and $3,500	$18,373	$4,620
See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Organization and Significant Accounting Policies
     The accompanying condensed consolidated financial statements of Advanced BioEnergy, LLC (the “Company”) and its subsidiaries as of June 30, 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 filed with the Securities and Exchange Commission on December 31, 2007. Results of operations for interim periods are not necessarily indicative of the results for the entire fiscal year.
     The condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”), ABE Northfield, LLC, Indiana Renewable Fuels, LLC (“IRF”), ABE Heartland, LLC (f/k/a HGF Acquisition, LLC) (“ABE Heartland”), Dakota Fuels, Inc., and Heartland Grain Fuels LP (“HGF”). All intercompany balances and transactions have been eliminated in consolidation.
     The Company currently operates three ethanol production facilities in the U.S. with a combined production capacity of 197 million gallons per year at a 5% denaturant blend rate. The Company commenced operations at the 110 million gallon facility in Fairmont, Nebraska in October 2007. The Company commenced operations at the 46 million gallon Aberdeen expansion facility in Aberdeen, South Dakota in January 2008.
     The Company has suspended business activity related to its development sites in Northfield, Minnesota and Argos, Indiana because of market conditions and expects to resume these activities depending on the return to more favorable market conditions.
Interest Rate Swaps
     The Company enters into interest rate swaps to lock in the cash outflows for interest on a portion of its floating-rate debt. At June 30, 2008, the Company has entered into interest rate swaps with a total notional amount of $66,000,000. This cash flow hedge effectively changes the variable interest rate on a portion of the debt owed to WestLB, AG to a fixed interest rate. Under the terms of the swaps, which expire from October 2012 to January 2013, the Company pays monthly a fixed interest rate, which was 8.19% at June 30, 2008. The Company currently receives monthly the variable interest rate of 6.39% on the interest rate swap. The difference between the rates is recorded as interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt affects earnings. The estimated fair value obligation of this agreement at June 30, 2008, was approximately $1,588,000, which is included in other long-term liabilities in the Company’s balance sheet. As there are no differences between the critical terms of the interest rate swaps and the hedged debt obligations, the Company assumes no ineffectiveness in the hedging relationship.
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
Unit Based Compensation
     The Company uses the estimated market value at the time the units are granted to value units granted to officers and directors and amortizes the compensation expense over the related vesting periods.
Loss per Unit
     Basic and diluted losses per unit are computed using the weighted-average number of vested units outstanding during the period. The periods ending June 30, 2008 unit outstanding calculations exclude the 1,894,904 subscribed shares that are issuable to Ethanol Investment Partners, LLC. Unvested units, subscribed units and units held in escrow are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted loss per unit as their effect would be anti-dilutive for the three and nine months ended June 30, 2008 and June 30, 2007.

Restricted Cash
     The Company had $12,636,000 of cash held in escrow at June 30, 2008 for future debt service payments and collateralizing lines of credit. The funds anticipated to be released and utilized in the next 12 months have been classified as current on the condensed consolidated balance sheets.
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
2. Inventories and Property and Equipment
     A summary of inventories and property and equipment at June 30, 2008 and September 30, 2007 is as follows (in thousands):

	June 30,	September 30,
	2008	2007
Corn	$5,640	$5,500
Chemicals	608	164
Work in process	3,303	552
Ethanol	5,655	609
Distiller grains	1,465	58
Supplies and critical parts	1,879	915

Total	$18,550	$7,798

	June 30,	September 30,
	2008	2007
Land	$3,884	$2,428
Buildings	20,701	7,178
Process equipment	251,131	51,597
Office equipment	977	590
Construction in process	1,619	185,636

Property and equipment, gross	278,312	247,429
Accumulated depreciation	(20,141)	(4,492)

Property and equipment, net	$258,171	$242,937

The Company capitalizes interest expense as part of the cost of construction of its plants and equipment which will be depreciated over the life of the related assets.
3. Long Term Debt
     Long-term debt consists of the following at June 30, 2008 and September 30, 2007 (in thousands, except percentages):

	June 30, 2008	June 30, 2008	September 30, 2007
	Interest Rate	Principal Amount	Principal Amount

HGF senior credit facility	6.03 — 8.27%	$89,339	$42,000
HGF working capital	5.96 — 6.32%	7,500	—
HGF subordinated solid waste facilities revenue bonds	8.25%	19,000	—
ABE Heartland note payable	15%	—	5,000
ABE Fairmont senior credit facility	5.50 — 7.53%	78,750	83,124
ABE Fairmont seasonal line	5.00%	—	—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
Advanced BioEnergy convertible note	15.865%	—	25,929
Advanced BioEnergy secured term loan	13%	9,435	—
Other	7.5%	194	197

Total outstanding		211,218	163,250
Less: amounts due within one year		(41,882)	(111,779)

Long-term debt		$169,336	$51,471

     The estimated maturities of debt at June 30, as follows (in thousands):

2009	$41,882
2010	14,447
2011	15,263
2012	15,263
2013	15,429
Thereafter	108,934

Total debt	$211,218

Senior Credit Agreement for the South Dakota Plants
     On October 9, 2007, HGF entered into a $90,700,000 senior credit agreement with WestLB and a working capital and letter of credit facility in an aggregate amount of up to $8,000,000. The principal amount of the term loan facility is payable in equal quarterly payments of $1,361,000, the remaining principal amount is fully due and payable in 2014. Loans made under the working capital and letter of credit facility are fully due and payable in October 2012.
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
     Loans outstanding under HGF’s senior credit agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments and cash flows. At June 30, 2008, HGF had drawn $7,500,000 on the working capital loan and had $500,000 available. HGF must prepay the working capital loans to the extent that the prevailing borrowing base is less than the aggregate amount of these loans. In addition, the working capital loans must be paid in full for ten consecutive days each calendar year.
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
Senior Credit Facility for the Fairmont Plant
     ABE Fairmont entered into a $90,000,000 senior credit facility with Farm Credit for the construction of 110 million gallons per year ethanol plant. The construction financing consists of a $58,500,000 term loan, known as term loan A, a $21,000,000 revolving term loan, known as term loan B, a $6,500,000 term loan, known as term loan C, and a $4,000,000 revolving term loan, known as term loan D. Farm Credit also extended a $13,000,000 revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions that expires in September 2008. The Company issued a letter of credit in connection with a rail car lease effectively reducing the financing available from the revolving credit facility by $911,000. The Company has not drawn any funds under the revolving credit facility at June 30, 2008.
     Beginning May 2008 ABE Fairmont must repay the term loan A with 25 equal quarterly installments of $2,250,000 through February 2014, followed by a final installment in an amount equal to the remaining unpaid principal balance on May 2014. For each fiscal year ending in 2008 through 2010, ABE Fairmont must pay an additional amount equal to the lesser of $8,000,000 or 75% of its free cash flow, not to exceed $16,000,000 in the aggregate for all of these cash flow payments. On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of revolving term loan B in $5,000,000 increments due every six months. At June 30, 2008, the Company had $12,000,000 outstanding on the revolving term loan B. Term loans C and D are currently due in June 2009. The Company is currently working with the lender to spread the term loan C and D payments over a period consistent with the existing term loan A schedule.
     While the credit facilities are outstanding, ABE Fairmont will be subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. At June 30, 2008 ABE Fairmont was in compliance with all covenant requirements.
Secured Term Loan Note
     On October 17, 2007, the Company issued a $10,000,000 secured term loan note to PJC Capital LLC (“PJC”). In connection with the note, the Company also issued a warrant to purchase 450,000 membership units of the Company at an exercise price per unit of $14.00. The warrant was recorded at fair value of $2,260,000 as determined using the black scholes method, resulting in a debt discount which is being amortized over the loan term. The unamortized discount was $565,000 at June 30, 2008. The warrant expires on October 17, 2012.
     The PJC note bears interest at 13% per annum compounded quarterly until July 15, 2008 and 15% per annum compounded quarterly thereafter. The note will mature on the earlier of October 16, 2008, the occurrence of a change of control of the Company or the date of acceleration of the obligations following the occurrence of an event of default.
     The note contains customary events of default and also includes events of defaults for defaults on other indebtedness of the Company or its subsidiaries. In connection with the PJC note, the Company also entered into a membership interest pledge agreement dated as of October 17, 2007 in favor of PJC. Among other things, the pledge agreement provides PJC with a first-priority security interest in the Company’s equity interest in ABE Fairmont.
Subordinated Convertible Debt Financing
     In April 2007 and June 2007, the Company issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an existing investor in the Company, an aggregate of $25,929,000 of 15% subordinated convertible promissory notes. The notes bore interest at 15% per annum compounded quarterly. The principal and accrued but unpaid interest on the notes converted into the right to receive 1,894,904 of the Company’s membership units in June 2008.
4. Commitments and Contingencies
     On May 17, 2008, HGF experienced a release of approximately 5,000 gallons of denatured ethanol at the Huron, South Dakota plant. HGF received a Notice of Violation, Order and Settlement Agreement on July 31, 2008 from the South Dakota Department of Environment and Natural Resources in connection with the release. HGF is presently reviewing the terms of the Notice that includes a proposed monetary penalty of $78,000 and assessing the proposed remedial improvements which are estimated to total less than $25,000.
5. Member’s Units
Convertible Notes
     In April 2007 and June 2007, the Company issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an aggregate of $25,929,000 of 15% subordinated convertible promissory notes. The principal and accrued but unpaid interest of $4,389,000 on the notes converted into the right to receive 1,894,904 of the Company’s membership units at $16.00 per unit in June 2008. At conversion, the Company reduced the existing debt and accrued interest and recognized an additional $30,318,000 of members’ equity based on the contractual terms of the agreement. As of August 7, 2008, Ethanol Investment Partners, has not signed the Company’s operating agreement and, as a result, does not currently have voting rights or ownership of these units and are not considered outstanding at August 7, 2008, but are included as subscribed units at June 30, 2008. These subscribed shares have been excluded from the basic weighted units outstanding calculation on the Condensed Consolidated Statement of Operations. Upon delivery of the signature page to the Company’s operating agreement, Ethanol Investment Partners, and its affiliate Tennessee Ethanol Partners, will own an aggregate of approximately 20% of the outstanding membership units at August 7, 2008.

     Ethanol Investment Partners has sent various communications to the Company regarding the convertible notes, including requesting that the notes be rescinded, that the accrued interest be paid in cash rather than converted to the right to receive membership units, and challenging the per-unit conversion price. The Company has informed Ethanol Investment Partners that the Company disagrees with Ethanol Investment Partners’ positions on these issues, and that Ethanol Investment Partners’ principal and accrued but unpaid interest under the notes have converted to the right to receive membership units at the per unit price specified in the notes. No litigation has been filed with respect to these issues and Ethanol Investment Partners’ counsel has recently indicated that Ethanol Investment Partners is not inclined to pursue a rescission claim at this time. At this time, management is unable to estimate the impact of litigation with Ethanol Investment Partners regarding these matters if litigation is commenced. Ethanol Investment Partners and the Company are currently discussing methods of resolving these issues.
Membership Unit Purchase
     The Company acquired 2,400 units from 2 officers for $33,600 in March 2008 and 43,003 units from an officer and director for $432,600 in June 2008 to offset the tax burden on membership units they received as compensation under their employment and development agreements.
6. Major Customers
     In June 2008, HGF entered into an ethanol product off-take agreement with Gavilon, formally known as ConAgra Trade Group, Inc. where HGF is required to sell its output of ethanol produced at HGF’s South Dakota plants, less certain E-85 and local promotion retained product, at accepted bid prices per gallon less a commission. This agreement may be terminated by either party with 180 days written notice.
     ABE Fairmont has an existing marketing agreement with Renewable Products Marketing Group for the sale of the ethanol that ABE Fairmont’s Fairmont, Nebraska plant produces. ABE Fairmont receives a price equal to the actual sale price less expenses and less a marketing fee charged per gallon. The initial term of the agreement runs through September 2008. ABE Fairmont gave notice of its intent to not extend the contract. ABE Fairmont intends to enter into a product off-take agreement with Gavilon.
     HGF is a party to a co-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds will market locally the sale of ethanol co-products produced at the South Dakota plants to third parties for an agreed upon commission.
     ABE Fairmont entered into a marketing agreement with Cenex Harvest States to purchase distillers dried grains with solubles (DDGS) the Company produces at the Fairmont, Nebraska plant. CHS agreed to pay the Company a percentage of the selling price minus an amount per ton. The agreement commenced in October 2007 and continues for one year. In July 2008 ABE Fairmont gave notice of its intent not to renew its contract and explore its distiller grain marketing options.
     Sales and receivables from the Company’s major customers were as follows (in thousands):

	June 30,	June 30,
	2008	2007
Gavilon — HGF Ethanol
Nine month revenues	$12,093	$—
Receivable balance	3,628	—

RPMG — Fairmont Ethanol
Nine month revenues	128,715	—
Receivable balance	9,732	—

Dakotaland — HGF Distiller Grains
Nine month revenues	10,260	6,494
Receivable balance	883	254

CHS — Fairmont Distiller Grains
Nine month revenues	21,414	—
Receivable balance	387	—
7. Risk Management
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
     To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts, OTC futures options and OTC swap agreements to lock in or enhance future operating margins. Changes in market price of ethanol related activities are reflected in revenues and changes in market price of corn related items are reflected in cost of goods sold. The results of our hedging activities were as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Ethanol related losses	$(3,273)	$(6,483)	$(3,442)	$(17,290)
Corn gains (losses)	1,752	(3,332)	2,112	2,576
     Net unrealized losses at June 30, 2008 and September 30, 2007 of $2,792,000 and $1,172,000, respectively, are classified as derivative financial instruments on the balance sheet.
     Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended and, therefore are not marked to market in the Company’s financial statements. At June 30, 2008, the Company had entered into fixed price forward purchase contracts for the purchase of corn totaling approximately $19,121,000 through September 2008. At June 30, 2008, the Company had entered into forward sales contracts for ethanol and distiller grains of $16,069,000 and $8,025,000 respectively.
     To reduce the risk of increased interest rate costs on the Company’s $175,590,000 of floating rate debt outstanding at June 30, 2008, the Company entered into interest rate swap agreements that fixed the interest rate on $66,000,000 of debt, and fixed the interest rate on an additional $20,000,000 of outstanding debt at ABE Fairmont with the lender.
8. Comprehensive Loss
     Total comprehensive loss consists of net loss and other comprehensive loss, which consists of unrealized losses on variable for fixed interest rate swaps. Other comprehensive loss has no impact on the Company’s net loss but is reflected in the Company’s balance sheet through an adjustment to members’ equity. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net loss as reported	$(9,596)	$(8,679)	$(13,231)	$(15,688)
Unrealized gains (losses) on interest rate swaps	2,014	—	(1,588)	—

Comprehensive loss	$(7,582)	$(8,679)	$(14,819)	$(15,688)

ITEM 2. Management’s Discussion and Analysis or Plan of Operation Information Regarding Forward-Looking Statements
     The following discussion contains certain forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in the risk factors and forward-looking statements in other documents that we file with the Securities Exchange Commission, including our Annual Report on Form 10-KSB for the year ended September 30, 2007 filed with the Securities and Exchange Commission on December 31, 2007. These risks and uncertainties include, but are not limited to, the following:
•	our operation results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	margins can be volatile and can evaporate, which may impact our ability to meet current obligations and debt service requirements at our operating entities;

•	our hedging transactions and mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current governmental mandated tariffs, credits and standards may be reduced or eliminated;

•	alternative fuel additives may be developed that are superior to or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operation facilities may experience technical difficulties and not produce the gallons of ethanol as expected;

•	our units are subject to a number of transfer restrictions and no public market exists for our units and none is expected to develop.
     These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.
COMPANY OVERVIEW
     Throughout this report we use the terms “we,” “our company,” and “us” to refer to Advanced BioEnergy, LLC and all of its consolidated subsidiaries. We currently operate three ethanol production facilities in the U.S. with a combined production capacity of 197 million gallons per year at a 5% denaturant blend rate. We commenced operations at our facility in Fairmont, Nebraska in October 2007. We commenced operations at our Aberdeen expansion facility in Aberdeen, South Dakota in January 2008.
     Our operations are carried out primarily through our subsidiaries HGF and ABE Fairmont. HGF owns and operates the Aberdeen and Huron, SD plants and ABE Fairmont owns and operates the Fairmont, NE plant. All service contracts, credit agreements and regulatory permits for each plant are in the name of the appropriate subsidiary. We have suspended business activities related to our development sites in Northfield, Minnesota and Argos, Indiana because of market conditions and expect to resume these activities depending on the return to more favorable market conditions. Our land options at the Northfield site expired in June 2008. The table below provides a summary of our ethanol plants in operation as of the date of this report:

				Estimated
			Estimated	Annual
			Annual	Distillers	Estimated
			Ethanol	Grains	Annual Corn	Production	Primary
Location	Status		Production	Production (1)	Processed	Process	Energy Source	Builder
			(million gallons	(tons)	(million
			per year)		bushels)
Fairmont, NE	In operation		110	354,000	39.3	Dry-Mill	Natural Gas	Fagen
Aberdeen, SD I	In operation		9	29,000	3.2	Dry-Mill	Natural Gas	Broin
Aberdeen, SD II	In operation	(2)	46	148,000	16.4	Dry-Mill	Natural Gas	ICM
Huron, SD	In operation		32	103,000	11.4	Dry-Mill	Natural Gas	ICM

(1)	Our plants produce and sell a combination of wet, modified and dried distiller grains. The stated quantities are on a fully dried basis operating at production capacity.

(2)	The Aberdeen plant expansion commenced operations in January 2008.

PLAN OF OPERATION THROUGH JUNE 2009
     We expect to spend the next 12 months focused on the existing operations of our plants, in an effort to capitalize on gross margin opportunities that will maximize cash flows in expected volatile market conditions for corn, ethanol and distiller grains.
     As of August 7, 2008, we have 135 employees. We plan to hire additional employees as our company expands.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007
     The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the quarter ending June 30, 2008 and 2007. It excludes other cost of goods sold components that make up 15.5% and 16.9% of total cost of goods sold for the three month periods ended June 30, 2008 and June 30, 2007 respectively:

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
		Average		Average
	Sold/Ground	Net Price/Cost	Sold/Ground	Net Price/Cost
Ethanol (gallons)	43,944,004	$2.31	10,350,735	$2.05
Dried distiller grains (tons)	82,746	134.98	6,690	117.49
Wet distiller grains (tons)	115,612	52.49	68,158	29.26

Corn (bushels)	15,826,751	$5.50	3,755,295	$3.58
Gas (mmbtus)	1,242,943	10.50	290,179	7.54
Net Sales
     Net sales for the quarter ended June 30, 2008 were $117.7 million, compared to $14.8 million for the quarter ended June 30, 2007, an increase of $102.9 million. The increase is due in large part to the 110 million gallon annual production capacity added by the Fairmont plant completion in October 2007 and the 46 million gallon annual production capacity added by the Aberdeen plant expansion completed in January 2008. In addition to the increase in quantities of ethanol and distiller grains sold the net price of ethanol, dried distiller grains and wet distiller grains sold in the quarter ended June 30, 2008 increased 12.7%, 14.9% and 79.4%, respectively from the prior year period. Ethanol revenues were offset by ethanol related hedging losses of $3.3 million in the quarter ended June 30, 2008 and $6.5 million in the quarter ended June 30, 2007.
Cost of Goods Sold
     Costs of goods sold for the quarter ended June 30, 2008 were $116.9 million, compared to $23.0 million for the quarter ended June 30, 2007, an increase of $93.9 million. This increase is directly related to our increased capacity from the Fairmont plant completion in October 2007 and Aberdeen plant completion in January 2008. Costs of goods sold were offset by corn related hedging gains of $1.8 million in the quarter ended June 30, 2008. Cost of goods sold for the quarter ended June 30, 2007 included a charge of $3.3 million for corn related hedging losses.
     Corn costs represented 73.8% of cost of sales for the quarter ended June 30, 2008 and increased 53.6% from $3.58 per bushel in the quarter ended June 30, 2007 to $5.50 per bushel for the quarter ended June 30, 2008.
     Natural gas costs represented 10.7% of cost of sales for the quarter ended June 30, 2008. Natural gas costs increased $10.3 million to $12.5 million in the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007. Our average gas prices increased from $7.54 per mmbtu in the quarter ended June 30, 2007 to $10.50 per mmbtu in the quarter ended June 30, 2008. The recently completed Fairmont and Aberdeen plants dry 77% and 69% respectively of their distiller grains, which requires significantly more gas.
Gross Profit
     Our gross profit for quarter ended June 30, 2008 was $820,000, compared to a gross loss of $5.2 million for the quarter ended June 30, 2007. The increase was primarily due to timing and capacity of plant openings and the reduction in hedging related losses. We are pursuing marketing and procurement relationships at all of our entities that will enhance our ability to lock in future margin opportunities without requiring additional hedging margin exposure. We believe these agreements will result in improved and more consistent margins in volatile markets and improved management of production capacity when acceptable margins that create cash flow do not exist.

Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased approximately $2.2 million to $4.7 million for the quarter ended June 30, 2008, primarily due to a $1.5 million breakup fee with our former marketing partner at HGF. Selling, general and administrative expenses as a percentage of sales has declined from 14.0% in the quarter ended June 30, 2007 to 4.0% in the quarter ending June 30, 2008.
Interest Expense
     Our interest expense was $6.1 million on average debt outstanding of $231.2 million during the quarter ended June 30, 2008. This was an increase of $5.7 million from $343,000 for the quarter ended June 30, 2007, when our average debt outstanding was $107.7 million.
Nine Months Ended June 30, 2008 compared to the Nine Months Ended June 30, 2007
     The following table reflects quantities or our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the nine months ending June 30, 2008 and 2007. It excludes other cost of goods sold components that make up 16.9% and 16.9% of total cost of goods sold for the nine month periods ended June 30, 2008 and June 30, 2007, respectively:

	Nine Months Ended		Nine Months Ended
	June 30, 2008		June 30, 2007
		Average		Average
	Sold/Ground	Net Price/Cost	Sold/Ground	Net Price/Cost
Ethanol (gallons)	109,476,658	$2.08	26,204,131	$1.94
Dried distiller grains (tons)	226,804	125.0	17,376	95.47
Wet distiller grains (tons)	269,578	41.38	176,079	27.09

Corn (bushels)	40,549,233	4.66	9,532,782	3.54
Gas (mmbtus)	3,272,050	8.42	748,846	8.57
Net Sales
     Net sales for the nine months ended June 30, 2008 were $272.6 million, compared to $40.0 million for the nine months ended June 30, 2007, an increase of $232.6 million. The increase is due in large part to the 110 million gallon annual production capacity added by the Fairmont plant completion in October 2007 and the 46 million gallon annual production capacity added by the Aberdeen plant expansion completed in January 2008. In addition to the increase in quantities of ethanol and distiller grains sold, the net price of ethanol, dried distiller grains and wet distiller grains sold in the nine months ended June 30, 2008 increased 7.2%, 30.9% and 52.8%, respectively from the prior fiscal year period. Ethanol revenues were offset by ethanol related hedging losses of $3.4 million in the nine months ended June 30, 2008 and $17.3 million in the nine months ended June 30, 2007.
Cost of Goods Sold
     Cost of goods sold for the nine months ended June 30, 2008 were $260.8 million, compared to $46.5 million for the nine months ended June 30, 2007, an increase of $214.3 million. This increase is also directly related to our increased capacity from the Fairmont plant completion in October 2007 and Aberdeen plant completion in January 2008. Costs of goods sold were offset by corn related hedging gains of $2.1 million in the nine months ended June 30, 2008 and $2.6 in the nine months ended June 30, 2007.
     Corn costs represented 72.5% of cost of sales for the nine months ended June 30, 2008.and increased 31.6% from $3.54 per bushel in the nine months ended June 30, 2007 to $4.66 per bushel for the nine months ended June 30, 2008.
     Natural gas costs represented 10.6% of cost of sales for the nine months ended June 30, 2008. Natural gas costs increased $21.1 million to $27.5 million in the nine months ended June 30, 2008, compared to the nine months ended June 30, 2007. Our average gas prices declined slightly from $8.57 per mmbtu in the quarter ended June 30, 2007 to $8.42 per mmbtu in the nine months ended June 30, 2008.
Gross Profit
     Our gross profit for the nine months ended June 30, 2008 was $11.8 million, compared to gross loss of $6.6 million for the nine months ended June 30, 2007. The increase was primarily due to timing and capacity of plant openings and the reduction in hedging related losses.

Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased approximately $3.7 million to $10.5 million for the nine months ended June 30, 2008. The current period increase included vesting of $750,000 related to units issued in connection with the Indiana Renewable Fuels, LLC acquisition and a $1.5 million breakup fee with our former marketing partner at HGF. Selling, general and administrative expenses as a percentage of sales has declined from 17.1% in the nine months ended June 30, 2007 to 3.8% in the nine months ending June 30, 2008.
Interest Expenses
     Our interest expense was $15.8 million on average debt outstanding of $182.2 million during the nine months ended June 30, 2008. This was an increase of $14.5 million from $1.3 million for the nine months ended June 30, 2007, when our average debt outstanding was $72.7 million.
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
     The supply of domestically produced ethanol is at an all-time high. In 2007, 134 ethanol plants located in 26 states produced a record 6.5 billion gallons, a 33% increase from 2006 and a 242% increase from 1999. The Renewable Fuels Association, or RFA, reports that as of July 8, 2008 current U.S. ethanol production capacity is 9.4 billion gallons per year and new plants and plant expansions currently under construction will generate an additional 4.3 billion gallons of capacity per year.
Legislation
     The ethanol industry is dependent on several economic incentives to produce ethanol, including federal and state ethanol supports.
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
The Clean Air Act and Oxygenated Gasoline Program
     Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Oxygenated Gasoline Program, which became effective in 1992. The Oxygenated Gasoline Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has also increased as the result of a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective in 1995, and requires the sale of reformulated gasoline in numerous areas to reduce pollutants, specifically those that contribute to ground level ozone, better known as smog. Reformulated gasoline that meets the performance criteria set by the Clean Air Act can be reformulated in a number of ways, including the addition of oxygenates to the gasoline. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol. MTBE has been linked to groundwater contamination and has been banned from use in many states. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE resulted in refiners and blenders using ethanol rather than MTBE.

The Volumetric Ethanol Excise Tax Credit
     The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit, known as VEETC. Under VEETC, the full federal excise tax of 18.4 cents per gallon of gasoline is collected on all gasoline and allocated to the highway trust fund. The bill created a new volumetric ethanol excise tax credit of 51 cents per gallon of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. The VEETC makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether, known as ETBE, including ethanol in E85 (an 85% ethanol fuel blend) and E20 (a 20% ethanol fuel blend) in Minnesota. The VEETC is scheduled to expire on December 31, 2010.
     Section 12315 of the Farm Bill included a provision that reduced the VEETC to 46 cents a gallon. This provision takes effect in the calendar year beginning after the first date on which 7.5 billion gallons of ethanol (including cellulosic ethanol) have been produced in or imported into the United States.
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
     This process is being developed in two forms. Front end defractionation is removing the food grade oil, germ or fiber from the corn at the front end of the process prior to preparing mash. Removal of the corn oil from the backside of the process is another option. Regardless of the specific process, removal of germ and oil from the process stream creates higher value corn oil and distiller grains products.
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
COMPETITION
Primary Competition
     According to the RFA, ethanol production capacity in the U.S. has grown from 1.7 billion gallons per year in 1999 to 6.5 billion gallons per year in 2007. The RFA reports that as of July 8, 2008, the current U.S. ethanol production capacity is 9.4 billion gallons per year, and plans to construct new plants or to expand existing plants have been announced that would increase capacity by 4.3 billion gallons per year in the next year.
     As of January 2008, Nebraska has 22 ethanol plants producing an aggregate of 1.3 billion gallons of ethanol per year, and South Dakota has 15 ethanol plants producing an aggregate of 887 million gallons of ethanol per year, including our plants. In addition, there are a number of ethanol plants in Nebraska and South Dakota and the surrounding states under construction or in the planning stage. We will have to compete with these plants for ethanol sales, distiller’s grains sales and corn procurement.
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
     The largest ethanol producers include Abengoa Bioenergy Corp., Archer-Daniels-Midland Company, Aventine Renewable Energy, Inc., Hawkeye Renewables, LLC, Poet, LLC and VeraSun Energy Corporation, each of which are capable of producing more ethanol than we expect to produce.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Cash Flows Used in Operating Activities. Cash flows used in operating activities were $8.6 million for the nine months ended June 30, 2008, and $5.8 million for the nine months ended June 30, 2007. The operating cash used was primarily for working capital requirements from the two plant openings.
     Cash Used in Investing Activities. Cash used in investing activities totaled $62.5 million and $90.1 million for nine month periods ended June 30, 2008 and 2007, respectively, for costs incurred in constructing the Fairmont plant and Aberdeen expansion. At June 30, 2008 substantially all costs incurred in constructing our operating plants have been paid.
     Cash Provided by Financing Activities. Cash provided by financing activities totaled $68.0 million and $106.1 million for nine month periods ended June 30, 2008 and 2007, respectively. Outstanding borrowings from long-term debt were an aggregate of $211.2 million at June 30, 2008. In October 2007, we refinanced our existing revolving term loan and note payable related to our South Dakota plants into a new credit facility. The primary purpose of the credit facility was to refinance the Aberdeen and Huron plants; fund an expansion of the Aberdeen plant and pay for operating costs at both the Aberdeen and Huron plants.

     Our business activities and plant operations are conducted from Advanced BioEnergy, LLC (“ABE LLC”) ABE Fairmont, LLC (“ABE Fairmont”) and Heartland Grain Fuels, L.P. (“HGF”). The liquidity and capital resources for each entity are unique and based on the entity’s existing financing arrangements and capital structure. ABE Fairmont and HGF both have traditional project financing in place including senior secured financing, working capital facilities and subordinate exempt facilities revenue bonds. There are provisions preventing cross default or collateralization between the entities. ABE LLC is highly restricted in its ability to utilize the cash and other financial resources of each subsidiary for the benefits of ABE LLC or the other subsidiary with the exception of allowable distributions as defined in the separate financing agreements.
ABE LLC
     ABE LLC had cash and cash equivalents of $2.7 million and restricted cash of $2.5 million on hand at June 30, 2008. The restricted cash is held in escrow per the terms of our senior secured credit agreement with WestLB related to our HGF subsidiary. The restricted cash will become unrestricted under certain conditions on March 31, 2009 or March 31, 2010. In no event will the restricted cash be restricted beyond March 31, 2010.
     Our primary sources of cash at ABE LLC has come from the issuance of our units, proceeds from debt instruments and a monthly management fee charged to each of our wholly-owned subsidiaries operating plants. ABE LLC provides finance and accounting, tax, information technology, human resources, risk management, ethanol marketing, legal support, unit holder services, SEC reporting and treasury services.
     On October 17, 2007, ABE LLC issued a $10.0 million secured term loan note to PJC Capital LLC (“PJC”). The secured term loan note plus accrued and unpaid interest totaling $11.0 million is outstanding at June 30, 2008. Among other things, the secured term loan note provides PJC with a first priority security interest in the equity interests of ABE Fairmont. The secured term loan note plus accrued and unpaid interest matures on October 16, 2008.
     ABE LLC does not have adequate cash on hand and is not expected to generate sufficient funding from its monthly management fee to be able to pay off the secured term loan note at its maturity date. ABE LLC may receive an allowable cash distribution from ABE Fairmont after its fiscal year ending September 30, 2008 in accordance with the terms of ABE Fairmont’s senior secured credit agreement. If ABE Fairmont generates sufficient net income and meets all other related conditions contained in its senior secured credit agreement, ABE LLC will receive a cash distribution after ABE Fairmont’s fiscal year end financial statement audit is completed. Any cash distribution received from ABE Fairmont would be available to pay down a portion of the secured term loan note plus accrued interest. ABE LLC is currently exploring financing options to pay off the secured term loan note on or before its maturity date of October 16, 2008. There are no assurances ABE LLC will be able to raise sufficient funds on acceptable terms prior to the maturity date of the secured term loan note.
ABE Fairmont
     ABE Fairmont had cash and cash equivalents of $(867,000) and restricted cash of $1.3 million on hand at June 30, 2008. The restricted cash is held in escrow for future debt service payments. As of June 30, 2008, ABE Fairmont had an additional $9.0 million of available cash on its revolving credit term loan B. Term loan B provides for $21.0 million of available financing and the outstanding balance at June 30, 2008 was $12.0 million.
     As of June 30, 2008, ABE Fairmont had $78.8 million in senior secured credit and $7.0 million of subordinate exempt facilities revenue bonds outstanding. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest on its outstanding subordinate exempt revenue bonds. ABE Fairmont commenced paying quarterly principal payments of $2.3 million on its senior secured credit in May 2008. Semi-annual principal payments on the subordinate exempt facilities revenue bonds of $815,000 commence in December 2010.
     ABE Fairmont anticipates using available cash to fund current operations, working capital, invest in capital equipment and make required debt service payments on its senior secured debt. ABE Fairmont will be able to make a cash distribution to its parent company (ABE LLC) if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of its fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principals and other terms contained in its senior secured credit agreement. The distribution is subject to the completion of ABE Fairmont’s fiscal 2008 financial statement audit and upon making any distribution ABE Fairmont must remain in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. ABE Fairmont’s senior secured credit agreement also requires an annual cash sweep subject to a free cash flow calculation as defined in its senior secured credit agreement. This cash sweep requires ABE Fairmont for each fiscal year ending in 2008 through 2010, to make a payment equal to the lesser of $8.0 million or 75% of our free cash flow, not to exceed $16.0 million in the aggregate for all of these cash flow payments.
     We believe ABE Fairmont has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next twelve months. In addition to the cash on hand ABE Fairmont has a $13.0 million revolving credit facility available pursuant to a credit facility agreement to fund as needed the purchase of inventory primarily consisting of corn. At June 30, 2008, ABE Fairmont had no outstanding borrowings on this credit facility. However, ABE Fairmont has reserved $911,000 of the revolving credit facility with a standby letter of credit related to its rail car leases. The revolving credit facility is set to terminate on October 1, 2008 unless extended. ABE Fairmont expects to renew the revolving credit facility for an additional twelve months on October 1, 2008.
     ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth and annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont is in compliance with all covenants as of June 30, 2008. ABE Fairmont expects to exceed its senior secured credit agreement capital expenditure limitation for the current fiscal year and expects to obtain a waiver from the lender prior to the end of the fiscal year ending September 30, 2008.

HGF
     We had cash and cash equivalents of $2.2 million and restricted cash of $8.9 million on hand at June 30, 2008. The restricted cash consists of cash held in escrow for future debt service payments and payment of final construction costs, or is restricted in use per the terms of our senior and subordinated debt agreements. As of June 30, 2008, HGF had $89.3 million in senior secured credit and $19.0 million subordinate exempt facilities revenue bonds outstanding. HGF commenced quarterly principal payments on its senior secured credit on June 30, 2008. These quarterly principal payments are equal to $1.4 million payable either from available cash generated from operations or in the event we do not have sufficient cash generated from operations HGF can use funds available from its debt service reserve account to make all or a portion of the principal payment due. In June 2008, HGF used cash available in the debt service reserve account to pay all of the senior secured quarterly principal payment due, at June 30, 2008 the debt service reserve account was $2.1 million. In July 2008, HGF used an additional $1.7 million of available cash in the debt service reserve account to pay current interest due on its senior secured credit including related interest rate swaps. HGF commences annual principal payments on its subordinated exempt facilities revenue bonds in June 2016. HGF is required to pay $5.8 million on January 1, 2016, $6.3 million on January 1, 2017 and $6.8 million on January 1, 2018. HGF has a working capital and letter of credit facility in the aggregate amount of $8.0 million which matures on October 9, 2012. As of June 30, 2008, HGF had drawn $7.5 million of this credit to fund primarily current operations and corn purchases. HGF pays monthly and quarterly cash interest on its senior secured credit. Interest due on the subordinate exempt revenue bonds is payable semi-annually on June 30th and December 31st.
     HGF’s senior secured credit facility agreement contains financial and restrictive covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires HGF to comply with certain requirements and loan covenants, including maintaining historical and prospective quarterly debt service coverage ratios, maintenance of minimum balances in the debt service reserve account, and capital expenditure limitations. HGF believes it is in compliance with all financial and restrictive loan covenants as of June 30, 2008. HGF is required to have at least six months of debt service available in the debt service reserve account at March 31, 2009 which is equal to approximately $6.3 million. As of August 6, 2008, HGF had approximately $340,000 in the debt service reserve account.
     HGF will need to increase profitability by capitalizing on margin opportunities or HGF may need additional liquidity in addition to its current cash balances and amounts available under working capital facilities in order to be able to satisfy existing anticipated working capital needs, debt service obligations, maintenance related capital expenditures and other cash requirements for the next twelve months. After utilization of available resources, or in the event the commodity spread continues to decline to levels where it becomes unprofitable to produce and sell ethanol, HGF may have to raise additional cash or slow down or temporarily discontinue operations at its Aberdeen and Huron South Dakota plant locations. Additionally, if HGF is not able to generate sufficient cash to pay current debt service requirements and provide for six months of additional debt service in the debt service reserve account prior to March 31, 2009, HGF may have to approach the lenders and request relief from current principal payments, interest payments or both and request appropriate waivers to avoid an event of default under its senior secured credit agreement.
Credit Arrangements
     Long-term debt consists of the following at June 30, 2008 and September 30, 2007 (in thousands, except percentages):

	June 30, 2008	June 30, 2008	September 30, 2007
	Interest Rate	Principal Amount	Principal Amount
HGF senior credit facility	6.03 — 8.27%	$89,339	$42,000
HGF working capital	5.96 — 6.32%	7,500	—
HGF subordinate solid waste facilities revenue bonds	8.25%	19,000	—
ABE Heartland note payable	15%	—	5,000
ABE Fairmont senior credit facility	5.50 — 7.53%	78,750	83,124
ABE Fairmont seasonal line	5.00%	—	—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
Advanced BioEnergy convertible note	15.865%	—	25,929
Advanced BioEnergy secured term loan	13%	9,435	—
Other	7.5%	194	197

Total outstanding		211,218	163,250
Less: amounts due within one year		(41,882)	(111,779)

Long-term debt		$169,336	$51,471

     The estimated maturities of debt at June 30, as follows (in thousands):

2009	$41,882
2010	14,447
2011	15,263
2012	15,263
2013	15,249
Thereafter	108,934

Total debt	$211,218

Convertible Notes
     In April 2007 and June 2007, the Company issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an aggregate of $25.9 million of 15% subordinated convertible promissory notes. The principal and accrued but unpaid interest of $4.4 million on the notes converted into the right to receive 1,894,904 of the Company’s membership units at $16.00 per unit in June 2008 based on the contractual terms of the agreement. At conversion, the Company reduced the existing debt and accrued interest and recognized an additional $30.3 million of members’ equity. As of August 7, 2008, Ethanol Investment Partners, has not signed the Company’s operating agreement and, as a result, does not currently have voting rights or ownership of these units and are not considered outstanding at August 7, 2008, but are included as subscribed units at June 30, 2008. These subscribed shares have been excluded from the basic weighted units outstanding calculation on the Condensed Consolidated Statement of Operations. Upon delivery of the signature page to the Company’s operating agreement, Ethanol Investment Partners, and its affiliate Tennessee Ethanol Partners, will own an aggregate of approximately 20% of the outstanding membership units at August 7, 2008.
     Ethanol Investment Partners has sent various communications to the Company regarding the convertible notes, including requesting that the notes be rescinded, that the accrued interest be paid in cash rather than converted to the right to receive membership units, and challenging the per-unit conversion price. The Company has informed Ethanol Investment Partners that the Company disagrees with Ethanol Investment Partners’ positions on these issues, and that Ethanol Investment Partners’ principal and accrued but unpaid interest under the notes have converted to the right to receive membership units at the per unit price specified in the notes. No litigation has been filed with respect to these issues and Ethanol Investment Partners’ counsel has recently indicated that Ethanol Investment Partners is not inclined to pursue a rescission claim at this time. At this time, management is unable to estimate the impact of litigation with Ethanol Investment Partners regarding these matters if litigation is commenced. Ethanol Investment Partners and the Company are currently discussing methods of resolving these issues.
Summary of Critical Accounting Policies and Estimates
     Note 1 to our consolidated financial statements included in our Annual Report on Form 10-KSB for our fiscal year ended September 30, 2007 contains our significant accounting policies, many of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based upon management’s current judgment. We used our knowledge and experience about past events and certain future assumptions to make estimates and judgments involving matters that are inherently uncertain and that affect the carrying value of our assets and liabilities. We believe that of our significant accounting policies, the following is noteworthy because changes in this estimate or assumption could materially affect our financial position and results of operations:
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
Quantitative and Qualitative Disclosures about Market Risk for Our Current Operations
     We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the nine months ended June 30, 2008, sales of ethanol represented 82.5% of our total production revenues and corn costs represented 72.5% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for gasoline, the availability of other fuel oxygenates and the regulatory climate. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. Traditionally, we have not been able to pass along increased corn costs to our ethanol customers. At June 30, 2008, the price per gallon of ethanol and the price per bushel of corn on the Chicago Board of Trade, or CBOT, were $2.83 and $7.25, respectively.
     We are subject to market risk on the selling prices of our distiller grains, which represent 17.5% of our total production revenues. These prices fluctuate seasonally as well when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grain spot price per ton was $195 at June 30, 2008.
     We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 10.6% of total cost of sales for the nine months ended June 30, 2008. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At June 30, 2008, the price of natural gas on the New York Mercantile Exchange was $13.53 per mmbtu.
     To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. We guaranteed prices for our ethanol representing 18.4% of our ethanol gallons sold through September 2008 by entering into off-take agreements and selling ethanol related swap agreements. At June 30, 2008 we had entered into forward sale contracts representing 33.1% of our expected distiller grain production and we had entered into forward purchase contracts representing 17.0% of our current corn requirements through September 2008. At June 30, 2008, we had not entered into any transactions in an effort to mitigate risks associated with changes in the price of natural gas usage.
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

	Estimated
	At Risk		Hypothetical		Change in Annual
	Volume(1)		Change in	Spot	Operating Income
	(in millions)	Units	Price	Price(2)	(in millions)
Ethanol	160.7	gallons	10.0%	$2.83	$45.5
Distiller grains	0.42	tons	10.0%	195	8.3
Corn	58.4	bushels	10.0%	7.25	42.3
Natural gas	6.1	btus	10.0%	13.53	8.3

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 18.43% of our expected annual gallons capacity of 197 million gallons at a 5% denaturant blend rate. The volume of distiller grains at risk is based on the assumption that we will enter into contracts for 33.1 % of our expected annual distiller grain production of 634,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 17.0% of our estimated current 70.3 million bushel annual requirement. The volume of natural gas is based on the assumption that we will not enter into any forward contracts for our estimated 6,107,000 mmbtu annual requirements.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn and the New York Mercantile Exchange price per mmbtu of natural gas as of June 30, 2008.
Interest Rates
     Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. By entering into interest rate swap agreements we effectively fixed the interest rate on $66 million of floating rate debt, we also entered into and agreement with the lender to fix the interest rate on $20 million of the outstanding debt from the senior credit facility at the Fairmont plant. As of June 30, 2008, we had $89.6 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates we will incur additional annual interest charges of $896,000.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     We are presently in litigation with Bridgewater Township and various individuals in their capacity as members of the Board of Supervisors for the Bridgewater Township, in Rice County, Minnesota, in regard to the township’s adoption of certain zoning codes. We commenced the case in July 2007 in District Court, Third Judicial District, in Rice County, Minnesota. Under the current Rice County zoning ordinance, our proposed site for the Minnesota plant requires a conditional use permit. Bridgewater Township, where the proposed plant would be located, has adopted a zoning code which purports to preclude ethanol plant construction within the township. We believe that the township’s zoning action is inconsistent with the conditional use zoning allowed by Rice County, and we brought suit to establish our right to seek a conditional use permit for the plant. In January 2008 the state district court denied our motion for summary judgment against the township. In June 2008 we stipulated to entry of a final judgment on all claims in the district court, a stipulation which would permit an appeal of the adverse summary judgment ruling against the Company. We have not yet decided whether to commence such an appeal. The time for filing an appeal runs out in August 2008. If we are not able to obtain the required permits, we will not be able to build the Minnesota plant at the proposed site. We may attempt to find another location to build the plant; however, no assurance can be given that we will successfully obtain the required permits at either the proposed Bridgewater Township site, or any alternative site.
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

ADVANCED BIOENERGY, LLC
Date: August 8, 2008	By:	/s/ Revis L. Stephenson III
Revis L. Stephenson III
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Richard Peterson
Richard Peterson
Vice President of Accounting and Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing
3.1	Certificate of Formation	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Post Effective Amendment No. 1 to Registration Statement on Form SB-2, filed on February 10, 2006 (File No. 333-125335).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically