Form 10-K
period 2008-09-30
Advanced BioEnergy, LLC
filed 2008-12-29
CIK 1325740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

Commission file number: 000-52421

ADVANCED BIOENERGY, LLC
(Exact name of Registrant as Specified in its Charter)

Delaware	20-2281511
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10201 Wayzata Boulevard, Suite 250
Minneapolis, Minnesota 55305
(763) 226-2701
(Address, including zip code, and telephone number,
including area code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Our membership units are not publicly traded; therefore, our public float is not measurable.

As of December 26, 2008, the number of outstanding units was 12,666,762.

ADVANCED BIOENERGY, LLC
FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

INDEX

BACKGROUND

INTELLECTUAL PROPERTY

Advanced BioEnergytm, our logos and the other trademarks, trade names and service marks of Advanced BioEnergy mentioned in this report are our property. This report also contains trademarks and service marks belonging to other entities.

INDUSTRY AND MARKET DATA

We obtained the industry, market and competitive position data used throughout this report from our own research, studies conducted by third parties, independent industry associations, governmental associations or general publications and other publicly available information. In particular, we have based much of our discussion of the ethanol industry, including government regulation relevant to the industry and forecasted growth in demand, on information published by the Renewable Fuels Association, the national trade association for the U.S. ethanol industry. Because the Renewable Fuels Association is a trade organization for the ethanol industry, it may present information in a manner that is more favorable to that industry than would be presented by an independent source. Although we believe these sources are reliable, we have not independently verified the information. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

ETHANOL UNITS

All references in this report to gallons of ethanol are to gallons of denatured ethanol. Denatured ethanol is ethanol blended with 1.96% to 2.5% denaturant, such as gasoline, to render it undrinkable and thus not subject to alcoholic beverage taxes.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of this Annual Report on Form 10-K. These risks and uncertainties include, but are not limited to, the following:

•	we are in default under various existing debt financing agreements;

•	our planned operations require additional liquidity that may not be available;

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	margins can be volatile and can evaporate, which may impact our ability to meet current obligations and debt service requirements at our operating entities;

•	our hedging transactions and mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current governmental mandated tariffs, credits and standards may be reduced or eliminated;

•	alternative fuel additives may be developed that are superior to or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operation facilities may experience technical difficulties and not produce the gallons of ethanol as expected; and

•	our units are subject to a number of transfer restrictions and no public market exists for our units and none is expected to develop.

You can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the Securities and Exchange Commission, which we refer to as the Commission, that advise interested parties of the risks and factors that may affect our business.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Throughout this report we use the terms we, our company and us to refer to Advanced BioEnergy, LLC and all of its consolidated subsidiaries, which include ABE Fairmont, LLC, Indiana Renewable Fuels, LLC, ABE Northfield, LLC, ABE Heartland, LLC (f/k/a/HGF Acquisition, LLC), Heartland Grain Fuels, L.P., known as HGF, and Dakota Fuels, Inc., the general partner of HGF. HGF and Dakota Fuels, Inc. are wholly-owned subsidiaries of ABE Heartland, LLC.

Advanced BioEnergy was formed in 2005 as a Delaware limited liability company. Our business consists of the production of ethanol and co-products, including wet, modified wet and dried distiller grains. Our operations are carried out primarily through our operating subsidiaries HGF and ABE Fairmont, which own and operate the Aberdeen and Huron, SD plants and Fairmont, NE plant, respectively. We also have a subsidiary, ABE Northfield, LLC, which was formed to own and operate a plant in Northfield, MN, and a subsidiary, Indiana Renewable Fuels, LLC, which was formed to operate a plant in Argos, IN. We have suspended business activities related to development of the Minnesota and Indiana plants due to market conditions and zoning restrictions, and presently have no intention to develop those sites.

FACILITIES

The table below provides a summary of our ethanol plants in operation as of December 26, 2008:

			Estimated
		Estimated	Annual	Estimated
		Annual	Distillers	Annual
		Ethanol	Grains	Corn	Production	Primary
Location	Status	Production	Production(1)	Processed	Process	Energy Source	Builder
		(Million gallons	(Tons)	(Million bushels)
		per year)

Fairmont, NE	In operation	110	354,000	39.3	Dry-Mill	Natural Gas	Fagen
Aberdeen, SD	In operation	9	29,000	3.2	Dry-Mill	Natural Gas	Broin
Huron, SD	In operation	32	103,000	11.4	Dry-Mill	Natural Gas	ICM
Aberdeen, SD	In operation	46	148,000	16.4	Dry-Mill	Natural Gas	ICM

(1)	All plants produce or will produce and sell wet and dried distiller grains. The stated quantities are on a fully dried basis operating at nameplate capacity.

We believe that the Fairmont and Huron operating facilities are in adequate condition to meet our current and future production goals. The Aberdeen expansion facility completed in January 2008 has consistently operated at less than production capacity since June 2008 due to inadvertent damage caused to the molecular sieves during a routine maintenance operation. The Company believes it will cure the production issue in the next fiscal quarter and return to normal production capacity at a cost of $100,000 to $250,000. We believe that all plants are adequately insured for replacement cost plus related disruption expenditures.

The senior creditor of the Fairmont plant is secured by a first mortgage on the plant real estate and a security interest lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the Fairmont plant. We pledged a first-priority security interest and first lien on the South Dakota plants to the collateral agent for the senior creditor of these plants and a continuing security interest and lien in all South Dakota plants to the trustee of the subordinated solid waste facilities revenue bonds used to finance the South Dakota plants.

DEMAND FOR ETHANOL

In 2007 the United States consumed 6.9 billion gallons of ethanol representing 4.8% of the 142.2 billion gallons of finished motor gasoline consumed. The United States produced 6.5 billion gallons of ethanol in 2007 and imported the remainder. The United States produced 6.7 billion gallons of ethanol in the first nine months of 2008. Ethanol is currently blended with gasoline to meet regulatory standards, as a clean air additive, an octane enhancer, a fuel extender and as a gasoline alternative.

The Renewable Fuels Standard

The Energy Improvement & Extension Act of 2008 includes cellulosic ethanol supports applicable to corn-based ethanol and bolsters the Energy Independence and Security Act of 2007. These supports are expected to impact the ethanol industry by enhancing both the production and use of ethanol. This legislation modifies the provisions of the Energy Policy Act of 2005 that created a renewable fuels standard, known as the RFS. The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. RFS applies to refineries, blenders, distributors and importers, but does not restrict the geographic areas in which renewable fuels may be used. This should allow refiners, blenders, distributors and importers to use renewable fuel blends in those areas where it is most cost effective. The RFS requires that 9 billion gallons be sold or dispensed in 2008, increasing to 36 billion gallons by 2022.

We believe the RFS program increases the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. While we cannot assure that this program’s mandates will continue in the future, the following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

				Unspecified
Year	Corn	Cellulosic	Biodiesel	Advanced Biofuel	Total RFS

2008	9.00	—	—	—	9.00
2009	10.50	—	.50	0.10	11.10
2010	12.00	.10	.65	0.20	12.95
2011	12.60	.25	.80	0.30	13.95
2012	13.20	.50	1.00	0.50	15.20
2013	13.80	1.00	—	1.75	16.55
2014	14.40	1.75	—	2.00	18.15
2015	15.00	3.00	—	2.50	20.50
2016	15.00	4.25	—	3.00	22.25
2017	15.00	5.50	—	3.50	24.00
2018	15.00	7.00	—	4.00	26.00
2019	15.00	8.50	—	4.50	28.00
2020	15.00	10.50	—	4.50	30.00
2021	15.00	13.50	—	4.50	33.00
2022	15.00	16.00	—	5.00	36.00

Clean Air Additive

A clean air additive is a substance that, when added to gasoline, reduces tailpipe emissions, resulting in improved air quality characteristics. Ethanol contains 35% oxygen, approximately twice that of MTBE, a historically used oxygenate. The additional oxygen found in ethanol results in more complete combustion of the fuel in the engine cylinder, which reduces tailpipe emissions by as much as 30%, including a 12% reduction in volatile organic compound emissions when blended at a 10% level. Pure ethanol, which is non-toxic, water soluble and biodegradable, replaces some of the harmful gasoline components, including benzene.

Octane Enhancer

Pure ethanol possesses an average octane rating of 113, enabling refiners to conform lower octane blend stock to gasoline standards, while also expanding the volume of fuel produced. In addition, ethanol is commonly added to finished regular grade gasoline at the wholesale terminal as a means of producing higher octane mid-grade and premium gasoline. At present, ethanol represents one of the few commercially viable sources of octane enhancer available to refiners.

Fuel Extender

Ethanol extends the volume of gasoline by the amount of ethanol blended with conventional gasoline, thereby reducing dependence on foreign crude oil and refined products. Furthermore, ethanol is easily added to gasoline after the refining process, reducing the need for large, capital intensive capacity expansion projects at refineries.

E85, a Gasoline Alternative

Ethanol is the primary blend component in E85. The number of service stations that sell E85 has grown rapidly, and, as of October 13, 2008, 1,785 retail stations currently supply it in the U.S. The National Ethanol Vehicle Coalition estimates that six million U.S. vehicles are flexible fuel vehicles, or FFVs.

Blending Incentives

Under the Volumetric Ethanol Excise Tax Credit, known as VEETC, the full federal excise tax of 18.4 cents per gallon of gasoline is collected on all gasoline and allocated to the highway trust fund. In addition, a volumetric ethanol excise tax credit of 51 cents per gallon is provided for ethanol blended at 10%. Refiners and gasoline blenders apply for this credit for all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether, known as ETBE, including ethanol in E85. The credit decreases to 45 cents per gallon beginning in 2009 and expires on December 31, 2010.

Imported Ethanol Tariffs

There is a 54 cent per gallon tariff on imported ethanol which expires on January 1, 2011. Ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the U.S. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. The U.S. International Trade Commission announced the 2009 CBI import quota of 452 million gallons of ethanol.

Competition

The ethanol market is highly competitive. According to the Renewable Fuels Association, known as the RFA, as of December 2008 178 ethanol facilities have production capacity of over 10.4 billion gallons per year and another 1.6 billion gallons per year of production is under construction (with an additional 600.0 million gallons of expansion capacity). Brazil and the U.S. are the world’s largest fuel ethanol producers. The ethanol industry in the U.S. is primarily corn based, while the Brazilian ethanol industry is primarily sugar cane based.

The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC, Cargill, Inc., Hawkeye Renewables, LLC, and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we produce. Producers of this size may have an advantage over us from economies of scale and negotiating position with purchasers. In addition, there are many regional, farmer-owned entities recently formed, or in the process of formation, of a similar size and with similar resources to ours. Most ethanol plants also produce distillers grains.

Ethanol Marketing

In June 2008, HGF entered into an ethanol product off-take agreement with Gavilon, formally known as ConAgra Trade Group, Inc. pursuant to which HGF is required to sell its output of ethanol produced at HGF’s South Dakota plants, less certain E-85 and local promotion retained product, at accepted bid prices per gallon less a commission. This agreement may be terminated by either party with 180 days written notice.

On September 30, 2008, ABE Fairmont terminated its existing marketing agreement with Renewable Products Marketing Group for the sale of ethanol at the Fairmont plant. In October 2008, ABE Fairmont entered into an ethanol product off-take agreement with Gavilon pursuant to which ABE Fairmont is required to sell its output of ethanol produced at the Fairmont plant, less certain E-85 and local promotion retained product, at accepted bid prices per gallon less a commission. This agreement may be terminated by either party with 180 days written notice.

CO-PRODUCTS

When the facilities are operating at capacity, they produce approximately 634,000 tons of dried distiller grain equivalents per year, approximately 18 pounds per bushel of corn. Distillers grains are a high-protein; high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers grains: distillers wet grains with solubles, known as distillers wet grains, distillers modified wet grains with solubles, known as distillers modified wet grains, and distillers dry grains with solubles. Distillers wet grains are processed corn mash that contains approximately 65% moisture and has a shelf life of approximately three days. Therefore, it can be sold only to farms within the immediate vicinity of an ethanol plant. Distillers modified wet grains are distillers wet grains that have been dried to approximately 50% moisture. It has a slightly longer shelf life of approximately three weeks and is often sold to nearby markets. Distillers dried grains are distillers wet grains that have been dried to 13% moisture. Distillers dried grains have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

Marketing

HGF is a party to a co-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds locally markets the sale of ethanol co-products produced at the South Dakota plants to third parties for an agreed upon commission. Regional and national sales of dried distiller grains are self-marketed. ABE Fairmont terminated its dried distiller grains marketing agreement with Cenex Harvest States on September 30, 2008. ABE Fairmont is self-marketing the distiller grains it produces.

Competition

Distillers grains are produced at most ethanol plants and compete with many other feed ingredients in the livestock and poultry production industry. The majority of distillers grains are sold domestically with exports increasing to Canada, Latin America and Asia. Sales of wet and dried distillers grains are highly dependent on product quality, availability and price of competing feed ingredients.

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol by processing corn or possibly other raw grains such as grain sorghum or milo. The corn and other grains are received by rail and by truck, then weighed and unloaded in a receiving building. It is then transported to storage bins. Thereafter, it is transferred to a scalper to remove rocks and debris before it is transported to a hammer mill or grinder where it is ground into a mash and conveyed into a slurry tank for enzymatic processing. Then, water, heat and enzymes are added to break the ground grain into fine slurry. The slurry is heated for sterilization and pumped to a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast is added, to begin a batch fermentation process. A vacuum distillation system divides the alcohol from the grain mash. Alcohol is then transported through a rectifier column, a side stripper and a molecular sieve system where it is dehydrated. The 200 proof alcohol is then pumped to farm shift tanks and blended with 5% denaturant, usually gasoline, as it is pumped into storage tanks. The 200 proof alcohol and 5% denaturant constitute ethanol.

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

RAW MATERIALS

Corn

In 2007 the ethanol industry consumed approximately 2.3 billion bushels of corn, which approximated 18% of the 12.8 billion bushels of 2007 domestic corn production. The U.S. Department of Agriculture expects corn production to continue to increase due also to continuation of current yield trends. Our production facilities produce ethanol by using a dry-mill process, which yields approximately 2.8 gallons of ethanol per bushel of corn. When the facilities are operating at capacity, they require approximately 70.3 million bushels of corn per year. We have a grain origination agreement with South Dakota Wheat Growers Association to originate, store and deliver corn to the Aberdeen and Huron plants. The corn for the facilities is generally delivered to the facilities by truck from the local area. At Fairmont we source our corn both directly from farmers located near our facilities and from local dealers.

We purchase corn through cash fixed-priced contracts and other physical delivery contracts. Our forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed-prices or prices based on the Chicago Board of Trade (CBOT) prices. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. We purchase a portion of our corn on a spot basis. For those spot purchases, daily corn bids are posted on our company web-site. We anticipate establishing ongoing business relationships with local farmers and grain elevators to acquire the corn needed for our plants. Except for the HGF grain origination agreement, we have no other significant contracts, agreements or understandings with any grain producer. Although we anticipate procuring grains from these sources, there can be no assurance that needed grains can be procured on acceptable terms, if at all.

We have hired a commodities manager at the Fairmont plant to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts through grain elevators. We intend to use forward contracting and hedging strategies to help guard against price movements that often occur in corn markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities will depend on, among other things, the cost of corn and our ability to sell enough ethanol and distillers grains to use all of the corn subject to futures and option contracts we have purchased as part of our hedging strategy. Although we will attempt to link hedging activities to sales plans and pricing activities, hedging activities themselves can result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control.

Natural Gas

When the facilities are operating at capacity, they require approximately 6.1 mmbtu’s of natural gas per year. Natural gas prices and availability are affected by weather conditions and overall economic conditions. We have constructed our own natural gas pipelines for the Aberdeen and Fairmont plants. These pipelines originate at interstate transport pipelines and allow our plants to source gas from various national marketers without paying transportation cost to the local utility. We purchase natural gas from local utilities and national suppliers for the Huron plant. We hedge a portion of our exposure to natural gas price risk from time to time by using fixed-price or futures contracts.

TECHNOLOGICAL IMPROVEMENTS

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

The Company continues to evaluate the potential of the front end de-germination process at its new facilities and or back end de-oiling at all facilities but may be limited due to the capital requirements and financing limitations for the unproven markets for the new products created with these processes. The recent decline in corn oil values has considerably lowered the potential rate of return for these investments.

There are ongoing improvements in energy and water efficiencies of dry mill ethanol production. Most ethanol is currently produced from corn and other raw grains, such as wheat, milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our existing plants into plants that will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.

ENVIRONMENTAL MATTERS

Our operations are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks. We believe we are currently in substantial compliance with environmental laws and regulations. Protection of the environment requires us to incur expenditures for equipment, processes and permitting. If we were found to have violated federal, state or local environmental regulations, we could incur liability for cleanup costs, damage claims from third parties and civil or criminal penalties that could materially adversely affect our business.

EMPLOYEES

As of December 26, 2008, we had 127 full time employees. None of our employees are covered by a collective bargaining agreement.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are in default under various existing debt financing agreements.

We financed our operations through various borrowings. These borrowings include a senior credit facility between HGF and WestLB with an outstanding principal amount of approximately $88 million, which we refer to as the WestLB obligation, a senior credit facility between ABE Fairmont and Farm Credit with an outstanding principal amount of approximately $85.5 million, which we refer to as the Farm Credit obligation, and a secured term loan note between Advanced BioEnergy and PJC Capital LLC with an outstanding principal amount of approximately $10 million, which we refer to as the PJC obligation. Our debt financing agreements contain certain operational and financial covenants regarding our ability to pay principal and interest when such payments are due, incur capital expenditures beyond prescribed limits and meet certain financial ratios.

We believe our options for refinancing the PJC Capital note are significantly constrained due to continued disappointing economics related to the production of ethanol. The disappointing economics may force us to accept financing terms which may significantly impair or render worthless ABE LLC’s existing equity interest in ABE Fairmont which constitutes the pledged collateral.

We will continue to work directly with Piper Jaffray & Company an affiliate of PJC Capital to explore all available strategic alternatives. This may include the sale or divestiture of specific operating assets, planned merger of all or a part of ABE LLC and its wholly owned subsidiaries, issuance of various debt instruments or the sale of our equity securities.

At and subsequent to September 30, 2008, we were not in compliance with certain covenants contained in ABE Fairmont’s Farm Credit obligation. As of the end of September 2008, we were in violation of the capital expenditure limitation and net worth covenants under the Farm Credit obligation. We continued to be in violation of the net worth covenant through November 2008. We received a waiver for all outstanding covenant violations.

In October 2008, we did not make the required quarterly interest payment under and are considered in default of HGF’s WestLB obligation. We are seeking waivers from WestLB however, such waivers have not yet been obtained. If WestLB does not waive or forbear the non-compliance, they could accelerate our indebtedness and exercise any available rights and remedies. If we are able to successfully negotiate a waiver or forbearance agreement, we may be required to pay significant amounts to WestLB to obtain their agreement to waive or forbear exercising their rights and remedies. In addition, any waiver or forbearance agreement would have a limited duration and any future failures to comply with the covenants under our obligations could result in further events of default which, if not cured or waived, could permit: our lenders to demand immediate repayment of the debt; our lenders to foreclose on some or all of our assets securing the debt; or WestLB to exercise other rights and remedies granted under the debt obligations and as may be available pursuant to applicable law.

As of December 26, 2008, we are continuing to work directly with WestLB and its advisors to put in place an agreement whereby WestLB along with other loan syndicate members (“WestLB Syndicate”) would continue to forebear principal and interest to March 31, 2009. During the requested period of forbearance to March 31, 2009, HGF would work with the WestLB Syndicate on a longer-term loan restructuring. At March 31, 2009, HGF anticipates that it will have outstanding debt, interest rate swap obligations and accrued interest totaling approximately $122 million of which approximately $103 million will be due to the WestLB Syndicate. Under current ethanol industry economics HGF is not able to service its existing debt including its Brown County Subordinated Revenue Bonds (‘Revenue Bonds‘) totaling $19.0 million. Any restructuring of the WestLB Syndicate debt may result in a portion of such debt being converted into equity of HGF. A conversion of a portion of WestLB Syndicate debt into HGF equity would reduce HGF’s debt service obligations in the future reducing both principal and interest payments due. Any conversion of WestLB Syndicate debt into HGF equity would reduce ABE LLC’s existing ownership in HGF. Under current ethanol industry economics the conversion of WestLB Syndicate debt into HGF equity is expected to significantly reduce and possibly eliminate ABE LLC’s existing wholly owned equity interest in HGF. Additionally, any restructuring of the existing debt with the WestLB Syndicate may cause a partial or total impairment of the outstanding Revenue Bonds.

The PJC obligation matured on October 16, 2008. In connection with the PJC obligation, we entered into a membership interest pledge agreement in favor of PJC Capital. Among other things, the pledge agreement provides PJC Capital with a first-priority security interest in all of our equity interests in ABE Fairmont. On October 16, 2008, we failed to pay the outstanding principal and accrued interest due under the note and on October 17, 2008 we received a notice of an event of default under the note. During the continuation of an event of default under the PJC obligation, PJC Capital is entitled to the immediate right to enforce and realize upon the collateral securing the note (i.e. our equity interests in ABE Fairmont). PJC Capital’s rights include, among other things, the right to conduct a public or private sale of the pledged collateral. Additionally, pursuant to the pledge agreement, while an event of default is continuing under the note, PJC Capital is entitled to exercise all of the voting power with respect to the pledged collateral provided it has delivered notice to us indicating its intention to exercise this voting power. As of the date of filing of this report, PJC Capital has not delivered this notice to us. If PJC Capital exercises its rights, our business would be harmed substantially. We believe our options for refinancing the PJC Capital note are significantly constrained due to continued disappointing economics related to the production of ethanol. The disappointing economics may force us to accept financing terms which may significantly impair or render worthless ABE LLC’s existing equity interest in ABE Fairmont which constitutes the pledged collateral.

We will continue to work directly with Piper Jaffray & Company an affiliate of PJC Capital to explore all available strategic alternatives. This may include the sale or divestiture of specific operating assets, planned merger of all or a part of ABE LLC and its wholly owned subsidiaries, issuance of various debt instruments or the sale of our equity securities.

We do not currently have sufficient liquidity to satisfy the WestLB obligation, Farm Credit obligation and PJC obligation in the event that our lenders demand immediate repayment of our obligations. In that event, or even in the event that the lenders do not accelerate our obligations, we may attempt to amend our operating agreement and decide to seek protection under the U.S. Bankruptcy code.

Our planned operations require additional liquidity that may not be available, which could have a negative effect on our business, results of operations and financial condition.

Our planned operations require additional liquidity that may not be available. If our lenders accelerate our obligations, we would be unable to repay our obligations under our debt obligations. If we are unable to obtain favorable amendments to our debt financing agreements, we will seek to refinance the obligations or pursue other strategic alternatives, but we cannot give any assurance that we will be successful in obtaining such financing or obtaining it on acceptable terms or in pursuing other strategic alternatives. If our debt cannot be refinanced or restructured, our lenders could pursue remedies, including: immediate repayment of the debt; no longer advancing money or extending credit under the debt financing agreements; foreclosing on some or all of our assets securing the debt; or exercising other rights and remedies granted under the debt financing agreements as may be available pursuant to applicable law. If this were to happen and we were liquidated or reorganized after payment to our creditors, there may not be sufficient assets remaining for any distribution to our members.

Current levels of market volatility could have a negative effect on our business, results of operation and financial condition.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our results of operations. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. Deteriorating market and liquidity conditions may also give rise to issues which may impact our lenders’ ability to hold their debt commitments to us to their full term or their willingness to waive our current defaults or enter into forbearance agreements. Due to the existing uncertainty in the capital and credit markets and current adverse changes in the global economy, our access to capital may not be available on terms feasible to us or we may not have access to capital at all.

Our financial performance is highly dependent on commodity prices, which are subject to significant volatility, uncertainty, and supply disruptions, so our results may be materially adversely affected.

Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas; and by the selling price for ethanol, distillers grains, and gasoline, which are commodities. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no control. We purchase our corn in the cash market and from time to time hedge corn price risk through futures contracts, options and over-the-counter instruments to reduce short-term exposure to price fluctuations. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high corn prices. Hedging activities themselves can result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur these costs and they may be significant.

Our revenues are exclusively dependent on the market prices for ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, the level of government support and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.

The spread between ethanol and corn prices can vary significantly and profitability from our production facilities is dependent on this spread.

Gross profit on gallons produced at our facilities, which accounts for the substantial majority of our operating income, is principally dependent on the spread between ethanol and corn prices. The ethanol industry has built an oversupply in production of ethanol over the existing demand for ethanol gallons. This has resulted in our ethanol selling prices being driven by the industry’s cost of ethanol production; more specifically, ethanol prices have correlated corn prices for the past twelve months. The spread, or crush margin, between ethanol and corn has been small in 2008. Any further reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our financial performance.

The prices of corn and ethanol have fluctuated dramatically over the past 12 months. Small timing and percentage fixed fluctuations can have a material impact on our financial results. The price of corn is influenced by weather conditions (including droughts) and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand.

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

We rely upon third parties for our supply of natural gas, which is consumed in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, hurricanes in the Gulf of Mexico, and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. Natural gas costs represented approximately 9.9% of our cost of goods sold in fiscal 2008, compared to 12.5% for fiscal 2007. The price fluctuations in natural gas prices over the period from January 1, 2001 through December 1, 2008, based on the New York Mercantile Exchange or NYMEX, daily futures data, has ranged from a low of $1.83 per million British Thermal Units, or mmbtu, on September 26, 2001 to a high of $15.38 per mmbtu on December 23, 2005. At September 30, 2008, the NYMEX price of natural gas was $7.44 per mmbtu.

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

We are exposed to a variety of market risks, including the effects of changes in commodity prices. We may engage in hedging activities using exchange traded futures contracts, OTC futures options or OTC swap agreements. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, failure to have adequate capital to utilize various hedging strategies may result in a loss for our company or expose us to substantial risk of loss.

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

Our directors have other business and management responsibilities that may cause conflicts of interest in the allocation of their time and services to our business.

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

We may be required to write down our long-lived assets and these impairment charges would adversely affect our operating results.

We account for the impairment of long-lived assets to be held and used in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (FAS 144). In accordance with FAS 144, an asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. At September 30, 2008 the carrying amount of our fixed assets is $251.6 million. In determining if there has been an impairment, we have used projected future cash flows. It is possible that our future projected cash flows may change due to the current economic environment. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

RISKS RELATED TO THE ETHANOL INDUSTRY

If demand does not sufficiently increase and production capacity and imported ethanol increase, the current overcapacity state could continue.

According to the RFA, domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January of 1999 to 10.4 billion gallons per year in October 2008. In addition, there is a significant amount of capacity being added to the ethanol industry. According to the RFA, as of December 2008, approximately 1.6 billion gallons per year of production capacity is currently under construction (with an additional 600.0 million gallons of expansion capacity). If the ethanol industry’s excess capacity continues, it could have a material adverse effect on our business, results of operations and financial condition.

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

Substantial development of infrastructure by persons and entities outside our control will be required for our operations and the ethanol industry generally to grow. Areas requiring expansion include, but are not limited to:

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

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis

Most ethanol produced in the U.S. is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. In addition, the Energy Independence and Security Act of 2007 (the “2007 Energy Act”) signed into law included direct cellulosic ethanol requirements. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our existing plants into plants that will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.

Competition in the ethanol industry could limit our growth and harm our operating results.

The market for ethanol and other biofuels is highly competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, name recognition and financial, marketing and other resources than we do. We compete directly or indirectly with large companies, such as Abengoa Bioenergy Corp., Archer-Daniels-Midland Company, Aventine Renewable Energy, LLC, Cargill, Inc., Hawkeye Renewables, LLC and Verasun Energy Corp. and with other companies that are seeking to develop large-scale ethanol plants and alliances. Pressure from our competitors could require us to reduce our prices or increase our spending for marketing, which would erode our margins and could have a material adverse effect on our business, financial condition and results of operations.

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

Brazil is currently the world’s second largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Ethanol produced from sugarcane is less costly to produce than corn-based ethanol because of the higher sugar content of sugarcane. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. The current 54 cent per gallon tariff imposed by the U.S. on ethanol imported from Brazil through December 31, 2010 significantly reduces competition from Brazilian ethanol producers for sales of ethanol in the U.S. In the event tariffs presently protecting U.S. ethanol producers are reduced or eliminated, a significant barrier to entry into the U.S. ethanol market would be removed or reduced. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably, which would reduce the value of your investment.

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

RISKS RELATED TO ETHANOL PRODUCTION

Defects in plant construction could negatively impact operating results if our plants do not produce ethanol and its by-products as anticipated.

There is no assurance that defects in materials or workmanship in the plants will not occur. Under the terms of our design-build agreements with Fagen and ICM, we have warranties that are limited in scope. We will be relying on our design-build contractors to satisfy their warranties, and these warranties may not provide adequate recourse if there are defects in materials and/or workmanship. Notwithstanding any warranties, defects in material or workmanship may still occur and could cause us to halt or discontinue the plants’ operation. Halting or discontinuing plant operations could impact our ability to generate revenues from these plants and have a materially adverse effect on our financial performance.

Operational difficulties at our plants could negatively impact our sales volumes and could cause us to incur substantial losses.

Our operations are subject to unscheduled downtime and operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. We may have difficulty managing the necessary process maintenance required to maintain our nameplate production capacities. If our ethanol plants do not produce ethanol and distillers grains at the levels we expect, our business, results of operations, and financial condition may be materially adversely affected.

Improperly trained employees may not follow procedures that could damage certain parts of the ethanol production facility which could negatively impact operating results if our plants do not produce ethanol and its by-products as anticipated.

The production of ethanol and distiller grains demands continuous supervision and judgments regarding mixture rates, temperature and pressure adjustments. Errors of judgment due to lack of training or improper manufacturer instructions could send chemicals into sensitive areas of production, which may reduce or halt ethanol production at our facilities.

We depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.

We currently have agreements with third-party marketing firms to market all of the ethanol we produce. We have a contract with a third party to locally market the sale of distillers grains produced at the South Dakota plants. If the ethanol or distillers grains marketers breach their contracts or do not have the ability, for financial or other reasons, to market all of the ethanol or distillers grains we produce, we will not have any readily available means to sell our products. Our lack of a sales force and reliance on third parties to sell and market most of our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and distillers grains may result in lower revenues and reduced profitability.

RISKS RELATED TO REGULATION AND GOVERNMENTAL ACTION

The use and demand for ethanol and its supply are impacted by federal and state legislation and regulation, and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, and the ability to operate at a profit.

Various federal and state laws, regulations and programs impact the demand for ethanol as a fuel or fuel additive. Tariffs generally apply to the import of ethanol from other countries. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. The elimination or reduction of tax incentives to the ethanol industry, and the elimination or reduction of tariffs that apply to imported ethanol, could reduce the market for ethanol generally or for domestically produced ethanol. Such changes could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that demand for ethanol could decrease, which could materially adversely affect our business, results of operations and financial condition.

The elimination or significant reduction in the federal ethanol tax incentive or the elimination or expiration of other federal or state incentive programs could have a material adverse effect on our business, results of operations and financial condition.

Currently refiners and marketers receive a $0.51 per gallon tax incentive for each gallon of ethanol blended with gasoline. This incentive is scheduled to expire (unless extended) in 2010. The federal ethanol tax incentives may not be renewed in 2010 or they may be renewed on different terms. The 2008 Farm bill reduces the VEETC to 45 cents beginning in January 2009. In addition, the federal ethanol tax incentives, as well as other federal and state programs benefiting ethanol, generally are subject to U.S. government obligations under international trade agreements and may be subject to termination or reduction in scale. The elimination or significant reduction in the federal ethanol tax incentive could have a material adverse effect on our business, results of operations and financial condition.

The effect of the Renewable Fuels Standard, or RFS, on the ethanol industry is uncertain.

The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The Energy Policy Act of 2005 eliminated the mandated use of oxygenates and instead established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the RFS and the 2007 Energy Act requires the use of 3 billion gallons of biodiesel and cellulosic sourced ethanol by 2015, increasing to 16 billion gallons in 2022, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on our business, results of operations and financial condition. The RFS program and the 2007 Energy Act also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. The rules for implementation of the RFS are still under development and future changes in the rules could have a material adverse effect on our business, results of operations and financial condition.

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

We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed beyond its current expiration date of January 1, 2011. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our business, results of operations and financial condition.

Various studies have criticized the efficiency of ethanol, which could lead to the reduction or repeal of incentives and tariffs that promote the use and domestic production of ethanol.

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels. Other studies have suggested that corn-based ethanol is less efficient than ethanol produced from switch grass or wheat grain and that ethanol’s demand on corn has resulted in higher food prices and shortages. If these views gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of these measures.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We are subject to extensive air, water and other environmental regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees, and we will need to maintain a number of environmental permits to operate the plants. Each ethanol plant we operate is subject to environmental regulation by the state in which the plant is located and by the EPA. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts on the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns, liability for the costs of investigation and/or remediation and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those plants.

Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time during operation of our ethanol plants. If this occurs, it would require us to spend significant resources to remedy the issues and may limit operation of our ethanol plants. We may be liable for the investigation and cleanup of environmental contamination that might exist or could occur at each of the properties that we own or operate where we handle hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the CERCLA or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties, including our employees and property owners or residents near our plants, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those plants. Additionally, employees, property owners or residents near our ethanol plants could object to the air emissions or water discharges from our ethanol plants. Ethanol production has been known to produce an unpleasant odor. Environmental and public nuisance claims or toxic tort claims could be brought against us as a result of this odor or our other releases to the air or water. Some of these matters may require us to expend significant resources for investigation, cleanup, installation of control technologies or other compliance-related items, or other costs.

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

RISKS RELATED TO OUR MEMBERSHIP UNITS

We have placed significant restrictions on transferability of the units, no public trading market exists for our membership units and there is no assurance that unit-holders will receive cash distributions.

Our membership units are subject to substantial transfer restrictions pursuant to our operating agreement. In addition, transfers of the units may be restricted by federal and state securities laws. As a result, investors may not be able to liquidate their investments in the units and, therefore, may be required to assume the risks of investments in us for an indefinite period of time, which may be the life of our company. We have not developed an exit strategy. To help ensure that a secondary market does not develop, our operating agreement prohibits transfers without the approval of our board of directors. The board of directors will not approve transfers unless they fall within “safe harbors” contained in the publicly traded partnership rules under the tax code, which include, without limitation, the following:

•	Transfers by gift to the member’s descendants,

•	Transfer upon the death of a member,

•	Transfers between family members, and

•	Transfers that comply with the “qualifying matching services” requirements.

Further, there is currently no established public trading market for our units, and an active trading market is not anticipated for our units. In order for the company to maintain its partnership tax status, unit-holders may not trade the units on an established securities market or readily trade the units on a secondary market (or the substantial equivalent thereof).

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

The presence of members holding only 25% of the outstanding units may take action at a meeting of our members.

In order to take action at a meeting, a quorum of members holding only 25% of the outstanding units must be represented in person, by proxy or by mail ballot. This means that the holders of a minority of outstanding units could pass a vote and take an action which would then bind all unit-holders. The ability of the holders of a minority of outstanding units holders to pass a vote and take such action could materially adversely affect our business, results of operations or financial condition. We currently have one member that holds over 25% of our outstanding units.

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

We are a Delaware limited liability company that has elected to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deduction and credit passed through to the holders of the units. However, if for any reason the IRS successfully determines that we should be taxed as a corporation rather than as a partnership, we would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the holders of the units. If we were to be taxed as a corporation for any reason, distributions we make to investors will be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, thus resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will have less cash to distribute to our unit-holders. Treatment of our company as a corporation for tax purposes could materially adversely affect our business and financial condition.

We might elect to convert our entity status from a limited liability company to a corporation, which would increase our tax burden.

Although we have no current plans to convert to a corporation, our board of directors has discussed expansion, acquisition, consolidation and financing scenarios that may require our company to convert to a corporation for successful implementation. So long as our company is a limited liability company, we will attempt to distribute an amount approximating the additional federal and state income tax attributable to investors as a result of profits allocable to investors. If we convert to a corporation, no profits will be allocable to investors, there will be no tax liability to our shareholders unless we pay a dividend and our company, as a result, would not make tax distributions to our shareholders with respect to these allocable profits. Conversion to a corporation would require an approval by member vote pursuant to our operating agreement. If we elect to be organized as a corporation, we will be subject to Subchapter C of the Internal Revenue Code. We would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the unit-holders. Distributions, if made to investors, would be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will also have less cash to distribute to our unit-holders. Treatment of our company as a corporation for tax purposes could materially adversely affect our business and financial condition.

The IRS may classify your investment as a passive activity, resulting in the inability of uni-holders to deduct losses associated with their investment.

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

Income allocations assigned to an investor’s units may result in taxable income in excess of cash distributions, which means unit-holders, may have to pay income tax on their investment with personal funds.

Investors will be required to pay tax on their allocated shares of our taxable income. It is likely that an investor will receive allocations of taxable income in certain years that result in a tax liability that is in excess of any cash distributions we may make to the investor. Among other things, this result might occur due to accounting methodology, lending covenants that restrict our ability to pay cash distributions, or our decision to retain the cash generated by the business to fund our operating activities and obligations. Accordingly, investors are likely to be required to pay some or all of the income tax on their allocated shares of our taxable income with personal funds.

An IRS audit could result in adjustments to our allocations of income, gain, loss and deduction, causing additional tax liability to unit-holders.

The IRS may audit our income tax returns and may challenge positions taken for tax purposes and allocations of income, gain, loss and deduction to investors. If the IRS were successful in challenging our allocations in a manner that reduces loss or increases income allocable to investors, you may have additional tax liabilities. In addition, such an audit could lead to separate audits of an investor’s tax returns, especially if adjustments are required, which could result in adjustments on unit-holders’ tax returns. Any of these events could result in additional tax liabilities, penalties and interest to unit-holders, and the cost of filing amended tax returns.

ITEM 2.	DESCRIPTION OF PROPERTIES

The table below provides a summary of our ethanol plants in operation as of September 30, 2008 and December 26, 2008. We currently own each of these facilities.

		Estimated
	Estimated	Annual
	Annual	Distillers	Estimated
	Ethanol	Grains	Annual Corn	Production	Primary Energy
Location	Production	Production(1)	Processed	Process	Source	Builder
	(Million gallons	(Tons)	(Million bushels)
	per year)

Fairmont, NE	110	354,000	39.3	Dry-Mill	Natural Gas	Fagen
Aberdeen, SD I	9	29,000	3.2	Dry-Mill	Natural Gas	Broin
Aberdeen, SD II	46	148,000	16.4	Dry-Mill	Natural Gas	ICM
Huron, SD	32	103,000	11.4	Dry-Mill	Natural Gas	ICM

	197	634,000	70.3

(1)	Our plants produce and sell wet, modified wet and dried distiller grains. The stated quantities are on a fully dried basis operating at nameplate capacity.

Our corporate headquarters, located in Minneapolis, Minnesota, is approximately 5,300 square feet, under lease until November 2010. This building provides offices for our corporate and administrative staff. We believe this space will be sufficient for our needs until the end of the lease period. The square footage of our plants follows:

Location	Square Feet

Fairmont, NE	134,850
Aberdeen, SD	94,002
Huron, SD	44,082

We believe that each of the ethanol plants is in adequate condition to meet our current and future production goals. We believe that these plants are adequately insured for replacement cost plus related disruption expenditures.

The senior creditor of the Fairmont plant is secured by a first mortgage on the plant real estate and a security interest lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the Fairmont plant. We pledged a first-priority security interest and first lien on the South Dakota plants to the collateral agent for the senior creditor of these plants and a continuing security interest and lien in all South Dakota plants to the trustee of the subordinated solid waste facilities revenue bonds used to finance the South Dakota plants.

ITEM 3.	LEGAL PROCEEDINGS

We were served with a Notice of Filing of Verified Petition for Writ of Certiorari filed February 6, 2007 in the matter of Dana, LLC, Carl E. Smith, Martha A. Smith, Timmy Allen Bailey, Peggy Lea Jones, John F. Richard and Amanda L. Richard v. The Town Board of Argos [Indiana]; Town of Argos; and the Town of

Argos Plan Commission, Marshall County, Indiana Circuit Court Cause No. 50C01-0702-PL-7, in which the petitioners challenged the rezoning of certain real estate for our benefit in connection with our plan to develop an ethanol project in Argos, Indiana. We were not a defendant in the action, but the action was brought to annul the zoning changes granted at our request that permitted the development of an ethanol facility in Argos. On February 29, 2008, the court entered summary judgment in favor of the petitioners and against the town board, effectively annulling the zoning changes that were made to permit the ethanol facility. The town board indicated that it does not intend to appeal the decision, but that it instead plans to modify its zoning ordinance and procedures to comply with the requirements of Indiana law and this decision. We have suspended our business activities related to our development site at Argos, Indiana because of market conditions and presently have no intention to develop this site.

We were previously in litigation with Bridgewater Township and various individuals in their capacity as members of the Board of Supervisors for the Bridgewater Township, in Rice County, Minnesota, in regard to the township’s adoption of certain zoning codes. We commenced the case in July 2007 in District Court, Third Judicial District, in Rice County, Minnesota. Under the current Rice County zoning ordinance, our proposed site for the Minnesota plant requires a conditional use permit. Bridgewater Township, where the proposed plant would be located, adopted a zoning code which purports to preclude ethanol plant construction within the township. We believe that the township’s zoning action is inconsistent with the conditional use zoning allowed by Rice County, and we brought suit to establish our right to seek a conditional use permit for the plant. In January 2008 the state district court denied our motion for summary judgment against the township. In June 2008 we stipulated to entry of a final judgment on all claims in the district court, a stipulation which would permit an appeal of the adverse summary judgment ruling against our company. We determined not to file such an appeal and the time for filing an appeal expired in August 2008. We have suspended business activities related to our development site at Northfield, Minnesota because of market conditions and presently have no intention to develop this site.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 regular meeting of members was held on August 11, 2008. Of our 9,909,162 issued and outstanding membership units at that date, 6,399,546 membership units were present at the meeting in person or by proxy.

The following individuals were elected to our board of directors for one-to-three year terms, as the case may be, with voting as follows:

Nominee	For	Withhold

Group I — term expiring in 2009
Scott Brittenham	5,811,020	214,476
Larry L. Cerny	5,818,792	206,704
Dale Locken	5,819,864	205,632
Group II — term expiring in 2010
Robert W. Holmes	5,823,520	201,976
Troy Otte	5,836,064	189,432
Keith E. Spohn	5,828,292	197,204
Group III — term expiring in 2011
Revis L. Stephenson III	5,277,612	747,884
Thomas A. Ravencroft	5,800,792	224,704
John E. Lovegrove	5,833,792	191,704

The members cast the following numbers of votes in connection with the ratification of the selection of McGladrey & Pullen LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2008:

For	Against	Abstentions	Broker Non-Votes

5,866,084	110,000	63,412	—

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for our membership units. Our membership units are subject to substantial transfer restrictions pursuant to our operating agreement, which prohibits transfers without the approval of our board of directors. The board of directors will not approve transfers unless they fall within “safe harbors” contained in the publicly traded partnership rules under the tax code, which include, without limitation, the following:

•	transfers by gift to the member’s descendants;

•	transfer upon the death of a member;

•	transfers between family members; and

•	transfers that comply with the “qualifying matching services” requirements.

Holders

There were 1,187 holders of record of our units as of December 26, 2008.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during the fourth quarter of fiscal 2008.

Distributions

We did not make any distributions in the year ended September 30, 2008, nor did we receive a net cash flow from our operating plants for the year ending September 30, 2008. Subject to any loan covenants or restrictions with any lenders, we may elect to make future distributions by distributing “net cash flow” to our members in proportion to the units that each member holds relative to the total number of units outstanding. “Net cash flow” means our gross cash proceeds less any portion, as determined by the board of directors in their sole discretion, used to pay or establish reserves for operating expenses, debt payments, capital improvements, replacements and contingencies. However, there can be no assurance that we will ever be able to pay any distributions to the unit-holders. Our board may elect to retain future profits to provide operational financing for the plants, debt retirement, implementation of new technology and various expansion plans, including the possible construction of additional plants and development of new product lines. Additionally, our lenders may further restrict our ability to make distributions. Unit-holders will be required to report on their income tax return their allocable share of the income, gains, losses and deductions we have recognized without regard to whether we make any cash distributions to our members.

Units Authorized for Issuance Under Equity Compensation Plans

The following table depicts the units that were available for issuance under our equity compensation plans as of September 30, 2008. None of our equity compensation plans have been approved by our members.

Number of Units
Remaining Available
	Number of Units to		for Future Issuance
	be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Units
	Warrants and Rights	Warrants and Rights	Reflected in Column

Equity compensation plans approved by unit holders	—	—	—
Equity compensation plans not approved by unit-holders	—	not applicable	273,000(1)

(1)	Includes 52,000 restricted units that may be issuable to officers in connection with a change in control of the company transaction and up to 221,000 restricted units issuable to entities affiliated with Mr. Stephenson pursuant to restricted unit agreements. These arrangements are described in Item 10 of this report under the captions “Project Development Fee,” “Restricted Unit Grants” and “Change in Control Arrangements.”

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

Throughout this report we use the terms we, our and us to refer to Advanced Bioenergy, LLC. and all of its’ consolidated subsidiaries. Our business consists of the production of ethanol and co-products, including wet, modified wet and dried distiller grains. Our operations are carried out primarily through our operating subsidiaries HGF and ABE Fairmont, which own and operate the Aberdeen and Huron, SD plants and Fairmont, NE plant, respectively. We also have a subsidiary, ABE Northfield, LLC, which was formed to own and operate a plant in Northfield, MN, and a subsidiary, Indiana Renewable Fuels, LLC, which was formed to own and operate a plant in Argos, IN. We have suspended business activities related to development of the Minnesota and Indiana plants due to market conditions and presently have no intention to develop these sites.

PLAN OF OPERATION THROUGH SEPTEMBER 2009

We expect to spend the next 12 months focused on curing existing debt financing and liquidity issues and improving margin opportunities at our existing facilities. Our primary focus for operational improvements at each of our operating facilities will include; exploring methods to improve ethanol yield per bushel, increasing production capacity at each plant, reductions in operating costs and optimizing our commodity input costs (i.e. corn and natural gas).

Financing and Existing Debt Obligations

ABE LLC

We will continue to explore financing options to refinance ABE LLC’s note with PJC Capital. We received a notice of an event of default from PJC Capital under the terms of the note agreement on October 17, 2008. ABE LLC failed to pay the outstanding principal and accrued interest due on the maturity date of the note in the amount of approximately $11.4 million on October 16, 2008. While an event of default is continuing under the note, PJC Capital is entitled to exercise all of the voting power with respect to the pledged collateral (i.e. the equity interest in ABE Fairmont) provided it has delivered notice to ABE LLC indicating its intention to exercise this voting power. As of the date of this report PJC Capital has not delivered such notice. Under the terms of the note and continuing default ABE is accruing interest at the default rate of 18% per annum.

We believe our options for refinancing the PJC Capital note are significantly constrained due to continued disappointing economics related to the production of ethanol. The disappointing economics may force us to accept financing terms which may significantly impair or render worthless ABE LLC’s existing equity interest in ABE Fairmont which constitutes the pledged collateral.

We will continue to work directly with Piper Jaffray & Company an affiliate of PJC Capital to explore all available strategic alternatives. This may include the sale or divestiture of specific operating assets, planned merger of all or a part of ABE LLC and its wholly owned subsidiaries, issuance of various debt instruments or the sale of our equity securities.

ABE Fairmont

We have received waivers for various covenant violations occurring between September 30, 2008 and November 30, 2008. The covenant violations during this period included of our net worth requirement and our fiscal year capital expenditure limitation, such violations have been waived for all applicable periods.

We anticipate finalizing other revisions to ABE Fairmont’s senior credit facility in January 2009. These revisions will include changes to the amortization of principal by consolidating certain term loans into a single term note, consolidation of certain term loans into a single revolving term note, extension of lines of credit, modification to interest rate calculations, approval of certain material agreements and more favorable financial covenant requirements. As of December 29, 2008, we have received written correspondence from the agent bank for ABE Fairmont’s senior credit facility indicating all requested and required revisions have been approved, including the extension of our lines of credit.

Heartland Grain Fuels (“HGF”)

We are continuing to work directly with WestLB and its advisors to put in place an agreement whereby WestLB along with other loan syndicate members (“WestLB Syndicate”) would continue to forebear principal and interest to March 31, 2009. On October 22, 2008 HGF failed to pay approximately $1.2 million of interest due on its existing WestLB Syndicate term loans. On October 28, 2008 HGF received a Notice of Suspension of Project Accounts from WestLB notifying HGF of the event of default. During the requested period of forbearance to March 31, 2009, HGF would work with the WestLB Syndicate on a longer-term loan restructuring. Under current ethanol industry economics HGF is not able to service its existing debt including its Brown County Subordinated Revenue Bonds (“Revenue Bonds”) totaling $19.0 million. Any restructuring of the WestLB Syndicate debt may result in a portion of such debt being converted into equity of HGF. A conversion of a portion of WestLB Syndicate debt into HGF equity would reduce HGF’s debt service obligations in the future reducing both principal and interest payments due. Any conversion of WestLB Syndicate debt into HGF equity would reduce ABE LLC’s existing ownership in HGF. Under current ethanol industry economics the conversion of WestLB Syndicate debt into HGF equity is expected to significantly reduce and possibly eliminate ABE LLC’s existing wholly owned equity interest in HGF. Additionally, any restructuring of the existing debt with the WestLB Syndicate may cause a partial or total impairment of the outstanding Revenue Bonds.

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

The supply of domestically produced ethanol is at an all-time high. In 2007 the United States consumed 6.9 billion gallons of ethanol representing 4.8% of the 142.2 billion gallons of finished motor gasoline consumed. The United States produced 6.5 billion gallons of ethanol in 2007 and imported the remainder. The United States produced 6.7 billion gallons in the first nine months of 2008. Ethanol is currently blended with gasoline to meet regulatory standards, as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative.

Legislation

The ethanol industry is influenced by several economic incentives to produce ethanol, including federal and state ethanol supports.

The Renewable Fuels Standard

The Energy Improvement & Extension Act of 2008 includes cellulosic ethanol supports applicable to corn-based ethanol and bolsters the Energy Independence and Security Act of 2007. These supports are expected to impact the ethanol industry by enhancing both the production and use of ethanol. This legislation modifies the provisions of the Energy Policy Act of 2005 that created a renewable fuels standard, known as the RFS. The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. RFS applies to refineries, blenders, distributors and importers, but does not restrict the geographic areas in which renewable fuels may be used. This should allow refiners, blenders, distributors and importers to use renewable fuel blends in those areas where it is most cost effective. The RFS requires that 9 billion gallons be sold or dispensed in 2008, increasing to 36 billion gallons by 2022.

We believe the RFS program increases the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. While we cannot assure that this program’s mandates will continue in the future, the following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

				Unspecified
Year	Corn	Cellulosic	Biodiesel	Advanced Biofuel	Total RFS

2008	9.00	—	—	—	9.00
2009	10.50	—	.50	0.10	11.10
2010	12.00	.10	.65	0.20	12.95
2011	12.60	.25	.80	0.30	13.95
2012	13.20	.50	1.00	0.50	15.20
2013	13.80	1.00	—	1.75	16.55
2014	14.40	1.75	—	2.00	18.15
2015	15.00	3.00	—	2.50	20.50
2016	15.00	4.25	—	3.00	22.25
2017	15.00	5.50	—	3.50	24.00
2018	15.00	7.00	—	4.00	26.00
2019	15.00	8.50	—	4.50	28.00
2020	15.00	10.50	—	4.50	30.00
2021	15.00	13.50	—	4.50	33.00
2022	15.00	16.00	—	5.00	36.00

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

The Volumetric Ethanol Excise Tax Credit

The use of ethanol as an alternative fuel source has been aided by federal tax policy. The full federal excise tax of 18.4 cents per gallon of gasoline is collected on all gasoline and allocated to the highway trust fund. Under the Volumetric Ethanol Excise Tax Credit, known as VEETC, a $0.51 per gallon credit is available on ethanol blended at 10% with specified fuels. Refiners and gasoline blenders apply for this credit. The VEETC makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether, known as ETBE, including ethanol in E85 (an 85% ethanol fuel blend) and E20 (a 20% ethanol fuel blend) in Minnesota. The per gallon credit is scheduled to be reduced to $0.45 in 2009 and expire on December 31, 2010.

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

Clean-Fuel Vehicle Refueling Equipment Tax Credit

Currently, there is a $0.54 per gallon tariff on imported ethanol, which is scheduled to expire on January 1, 2011. Ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the U.S. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. The International Trade Commission recently announced the 2008 CBI import quota of 452 million gallons of ethanol.

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

COMPETITION

Our Primary Competition

As of November 2008, Nebraska has 23 ethanol plants producing an aggregate of 1,357 million gallons of ethanol per year and South Dakota has 14 ethanol plants producing an aggregate of 867 million gallons of ethanol per year, including our plants. We will have to compete with these plants for ethanol sales, distillers grains sales and corn procurement.

We market our ethanol primarily on a regional and national basis. We believe that we are able to reach the best available market through the use of experienced ethanol marketers and by the rail delivery methods we utilize. The RFA reports that as of December 2008, current U.S. ethanol production capacity is 10.4 billion gallons per year. On a national level there are numerous other production facilities with which we will be in direct competition, many of whom have greater resources than we do. Our plants compete with other ethanol producers on the basis of price, and to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain supplies at favorable prices.

The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC, Cargill, Inc., Hawkeye Renewables, LLC, and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we produce. Producers of this size may have an advantage over us from economies of scale and negotiating position with purchasers. In addition, there are many regional, farmer-owned entities recently formed, or in the process of formation, of a similar size and with similar resources to ours. Most ethanol plants also produce distillers grains.

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

RESULTS OF OPERATIONS

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and thermos of gas burned at average costs for fiscal 2007 and fiscal 2008:

	Year Ended		Year Ended
	September 30, 2008		September 30, 2007
		Average		Average
	Sold/Consumed	Net Price/Cost	Sold/Consumed	Net Price/Cost
	(In thousands)		(In thousands)

Ethanol (gallons)	151,678	$2.15	36,135	$1.90
Dried distiller grains (tons)	292	142.36	28	99.44
Wet distiller grains (tons)	388	46.32	228	26.51
Corn (bushels)	55,455	$5.12	13,272	$3.51
Gas (mates)	4,449	8.66	1,056	8.24

Net Sales

Net sales for fiscal 2008 were $394.4 million, compared to $58.4 million for fiscal 2007, an increase of $336.0 million or 581.7%. The increase is due in large part to the 110 million gallon annual production capacity added by the Fairmont plant completion in October 2007 and the 46 million gallon annual production capacity added by the Aberdeen plant expansion completed in January 2008. In addition to the increase in quantities of ethanol and distiller grains sold, the net price of ethanol, dried distiller grains and wet distiller grains sold in fiscal 2008 increased 13.2%, 43.1% and 74.7%, respectively from the prior fiscal year period. Ethanol revenues were offset by ethanol related hedging losses of $2.6 million in fiscal 2008 and $18.5 million in fiscal 2007. During fiscal 2008 and 2007, 82.5% and 82.8%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains.

Cost of Goods Sold

Costs of goods sold for fiscal 2008 were $389.5 million, compared to $67.4 million for fiscal 2007, an increase of $322.1 million or 478.1%. This increase is directly related to our increased capacity from the Fairmont plant completed in October 2007 and Aberdeen plant completed in January 2008. Costs of goods sold included or were offset by corn related hedging gains or losses of $(478,000) in fiscal 2008 and $1.0 million in fiscal 2007. Corn costs represented 72.6% of cost of sales for fiscal 2008. Physically delivered corn costs increased 45.8% from $3.51 per bushel in fiscal 2007 to $5.12 per bushel for fiscal 2008. Natural gas costs represented 9.9% of cost of sales for fiscal 2008 increasing from $29.9 million to $38.5 million in fiscal 2007. Our average gas prices increased from $8.24 per mmbtu in fiscal 2007 to $8.66 per mmbtu in fiscal 2008.

Gross Profit

Our gross profit for fiscal 2008 was $4.9 million, compared to gross loss of $9.0 million for fiscal 2007. The increase was primarily due to timing and capacity of plant openings and the reduction in hedging related losses described above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees as well as certain non-recurring charges. Overall selling, general and administrative costs declined approximately $452,000, or 3.2%, to $13.8 million for fiscal 2008. The prior year costs included a $2.8 million intangible impairment related to the expiration of the Indiana site methane agreement and a write off of $1.4 million of previously capitalized offering costs related to a withdrawn public offering. The current period costs include the impairment of $750,000 of additional acquisition costs related to our acquisition of Indiana Renewable Fuels, LLC, a $1.5 million contract termination settlement paid to HGF’s former ethanol marketer and $2.4 million of administrative costs for Fairmont and the Aberdeen expansion plant that opened in the current year. Selling, general and administrative expenses as a percentage of sales have declined from 24.3% in fiscal 2007 to 3.5% in fiscal 2008.

Goodwill Impairment

Despite HGF’s efforts to increase capacity and replace ethanol marketers, HGF has been unable to generate positive cash flows and in October 2008 HGF was not able to make an interest payment to its senior secured creditor. Additionally, the tightening credit markets, the ethanol industry’s capacity surplus, the narrow margins created by commodity movements and the global financial crisis, as well as liquidations of certain competitors have resulted in a significant decline in the market value of HGF. As a result, the Company recorded a non-cash charge of $29.1 million, representing the full impairment of the carrying value of the goodwill recorded in connection with the purchase of HGF.

Interest Expense

Interest expenses for fiscal 2008 were $20.6 million, compared to $1.3 million for fiscal 2007, an increase of $19.3 million or 1,479.66%. The increase is related to the increased borrowings related to the completion of the Fairmont and Aberdeen plants. Total debt increased from $163.3 million at September 30, 2007 to $217.2 million at September 30, 2008. While the plants were being constructed in 2007 and the first six months of 2008, interest costs were capitalized into property, plant and equipment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash Flows Used in Operating Activities.  Cash flows used in operating activities were $4.9 million for fiscal 2008 and $17.1 million for fiscal 2007. The operating cash used was primarily for working capital requirements for the two plant openings in fiscal 2008.

Cash Used in Investing Activities.  Cash used in investing activities totaled $60.9 million and $116.1 million for fiscal 2008 and fiscal 2007, respectively, for costs incurred in constructing the Fairmont plant and Aberdeen expansion. At September 30, 2008 substantially all costs incurred in constructing our operating plants have been paid.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $73.4 million and $129.6 million for fiscal 2008 and 2007, respectively. Outstanding borrowings from long-term debt were an aggregate of $217.2 million at September 30, 2008. In October 2007, we refinanced our existing $42.0 million revolving term loan and $5.0 million note payable related to our South Dakota plants into a new credit facility. The primary purpose of the credit facility was to refinance the Aberdeen and Huron plants, fund the Aberdeen plant expansion and pay for operating costs at both the Aberdeen and Huron plants.

Financing and Existing Debt Obligations

Our business activities and plant operations are conducted through Advanced BioEnergy, LLC, which we refer to as ABE LLC, ABE Fairmont and HGF. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. ABE Fairmont and HGF both have traditional project financing in place including senior secured financing, working capital facilities and subordinate exempt facilities revenue bonds. There are provisions preventing cross default or collateralization between operating entities. ABE LLC is highly restricted in its ability to utilize the cash and other financial resources of each subsidiary for the benefits of ABE LLC or the other subsidiaries with the exception of allowable distributions as defined in the separate financing agreements.

ABE LLC

ABE LLC had cash and cash equivalents of $2.2 million and restricted cash of $2.5 million on hand at September 30, 2008. The restricted cash is held in escrow per the terms of our senior secured credit agreement with WestLB related to our HGF subsidiary and can only be used for potential maintenance expenditures that would have been covered by our contractor’s warranty, should the contractor be financially unable to fix the item. The restricted cash will become unrestricted under certain conditions on March 31, 2009 or March 31, 2010. In no event will the restricted cash be restricted beyond March 31, 2010. We do not currently anticipate that we will meet the conditions to have the restricted cash become unrestricted cash on March 31, 2009.

ABE LLC’s primary sources of cash is the issuance of our units, proceeds from debt instruments and a monthly management fee charged to each of our operating plants. ABE LLC provides margin management, finance and accounting, tax, information technology, human resources, risk management, ethanol marketing, legal support, services, SEC reporting and treasury services.

On October 17, 2007, ABE LLC issued a $10 million secured term loan note to PJC Capital LLC. The note bears interest at 13% per annum compounded quarterly until July 15, 2008 and 15% per annum compounded quarterly thereafter. The note matured on October 16, 2008. The note plus accrued and unpaid interest totaled $11.4 million at September 30, 2008. In connection with the note, ABE LLC also entered into a membership interest pledge agreement in favor of PJC Capital. Among other things, the pledge agreement provides PJC Capital with a first-priority security interest in all of ABE LLC’s equity interests in ABE Fairmont.

On October 16, 2008, ABE LLC failed to pay the outstanding principal and accrued interest due under the note and on October 17, 2008 ABE LLC received a notice of an event of default under the note. During the continuation of an event of default under the note, PJC Capital is entitled to the immediate right to enforce and realize upon the collateral securing the note (i.e. the equity interests in ABE Fairmont). PJC Capital’s rights include, among other things, the right to conduct a public or private sale of the pledged collateral. Additionally, pursuant to the pledge agreement, while an event of default is continuing under the note, PJC Capital is entitled to exercise all of the voting power with respect to the pledged collateral provided it has delivered notice to ABE LLC indicating its intention to exercise this voting power. As of the date of filing of this report, PJC Capital has not delivered this notice to ABE LLC. If PJC Capital exercises its rights, our business would be harmed substantially and may be worthless. We will continue to work directly with Piper Jaffray & Company an affiliate of PJC Capital to explore all available strategic alternatives. This may include the sale or divestiture of specific operating assets, planned merger of all or a part of ABE LLC and its wholly owned subsidiaries, issuance of various debt instruments or the sale of our equity securities.

In 2007, the Company issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an existing investor in the Company, an aggregate of $25,929,000 of 15% subordinated convertible promissory notes. Per the note agreements, the principal and accrued interest on the notes converted into the right to receive 1,894,904 of the Company’s membership units in June 2008. The conversion rights were disputed and in October 2008 a settlement agreement was reached in which Ethanol Investment Partners, LLC received 2,750,000 units for converting the notes.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $10.5 million and restricted cash of $1.4 million on hand at September 30, 2008. The restricted cash is held in escrow for future debt service payments. As of September 30, 2008, ABE Fairmont had $85.5 million in senior secured credit and $7.0 million of subordinate exempt facilities revenue bonds outstanding. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest on its outstanding subordinate exempt revenue bonds. ABE Fairmont commenced paying quarterly principal payments of $2.3 million which will change to $2.6 million in February 2009, on its senior secured credit in May 2008. Semi-annual principal payments on the subordinate exempt facilities revenue bonds of $815,000 commence in December 2010.

ABE Fairmont anticipates using available cash to fund current operations and working capital, invest in capital equipment and make required debt service payments on its debt. ABE Fairmont is allowed to make a cash distributions to its parent company (ABE LLC) if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principals and other terms contained in its senior secured credit agreement. The distribution is subject to the completion of ABE Fairmont’s fiscal 2008 financial statement audit and upon making any distribution, ABE Fairmont must remain in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. ABE Fairmont’s senior secured credit agreement also requires an annual cash sweep subject to a free cash flow calculation as defined in its senior secured credit agreement. This cash sweep requires ABE Fairmont for each fiscal year ending in 2008 through 2010, to make a payment equal to the lesser of $8.0 million or 75% of our free cash flow, not to exceed $16.0 million in the aggregate for all of these cash flow payments.

We believe ABE Fairmont has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months. In addition to the cash on hand, ABE Fairmont has a $6,000,000 revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires in September 2009. The Company has not drawn any funds under the revolving credit facility at September 30, 2008. ABE Fairmont also has a $2,000,000 revolving credit facility for financing third party letters of credit, which expire in September 2009. The Company issued a letter of credit in connection with a rail car lease effectively reducing the financing available from the $2,000,000 revolving credit facility by $911,000. The Company anticipates issuing another $800,000 letter of credit in connection with the signing of a new rail car lease.

ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth and annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont violated its capital expenditure limitation as well as its net worth covenants at September 30, 2008 through November 2008. ABE Fairmont has received waivers for the covenant violations and anticipates receiving revisions to future covenant requirements in January 2009.

Heartland Grain Fuels

HGF had cash and cash equivalents of $2.1 million and restricted cash of $4.2 million on hand at September 30, 2008. The restricted cash consists of cash held in escrow for future subordinated bond debt service payments or is restricted in use per the terms of HGF’s senior debt agreements. As of September 30, 2008, HGF had $88.0 million in senior secured credit with WestLB and $19.0 million subordinate exempt facilities revenue bonds outstanding. HGF commenced quarterly principal payments on its senior secured credit on June 30, 2008. These quarterly principal payments are equal to $1.4 million payable either from available cash generated from operations or in the event HGF does not have sufficient cash generated from operations, HGF may use funds available from its debt service reserve account to make all or a portion of the principal payments due. HGF has used all the cash available in the WestLB debt service reserve account to pay the quarterly principal payments and to pay current interest due on its senior secured credit, including related interest rate swaps. HGF has a working capital and letter of credit facility in the aggregate amount of $8.0 million that matures on October 9, 2012. As of September 30, 2008, HGF had drawn $7.5 million of this credit to fund primarily current operations and corn purchases. HGF pays monthly and quarterly cash interest on the outstanding working capital lines.

HGF’s senior secured credit facility contains financial and restrictive covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires HGF to comply with certain requirements and loan covenants, including maintaining historical and prospective quarterly debt service coverage ratios, maintenance of minimum balances in the debt service reserve account, and capital expenditure limitations. HGF was is in compliance with all financial and restrictive loan covenants as of September 30, 2008. HGF is required to have at least six months of debt service available in the debt service reserve account at March 31, 2009, which is equal to approximately $6.3 million.

In October 2008, HGF was not able to make its quarterly interest payment of $1.2 million on the senior term loan. WestLB has hired a third party consulting firm to assess HGF’s operations. Management and WestLB are exploring alternatives including providing relief from current principal and interest payments; however, there can be no assurance that WestLB will agree to provide any relief. If WestLB fails to provide any relief and exercises its rights, HGF’s business would be harmed substantially and may be worthless. All principal amounts owed to WestLB are classified as current debt in this report.

As of December 26, 2008, we are continuing to work directly with WestLB and its advisors to put in place an agreement whereby WestLB along with other loan syndicate members (“WestLB Syndicate”) would continue to forebear principal and interest to March 31, 2009. During the requested period of forbearance to March 31, 2009, HGF would work with the WestLB Syndicate on a longer-term loan restructuring. At March 31, 2009, HGF anticipates that it will have outstanding debt, interest rate swap obligations and accrued interest totaling approximately $122 million of which approximately $103 million will be due to the WestLB Syndicate. Under current ethanol industry economics HGF is not able to service its existing debt including its Brown County Subordinated Revenue Bonds (“Revenue Bonds”) totaling $19.0 million. Any restructuring of the WestLB Syndicate debt may result in a portion of such debt being converted into equity of HGF. A conversion of a portion of WestLB Syndicate debt into HGF equity would reduce HGF’s debt service obligations in the future reducing both principal and interest payments due. Any conversion of WestLB Syndicate debt into HGF equity would reduce ABE LLC’s existing ownership in HGF. Under current ethanol industry economics the conversion of WestLB Syndicate debt into HGF equity is expected to significantly reduce and possibly eliminate ABE LLC’s existing wholly owned equity interest in HGF. Additionally, any restructuring of the existing debt with the WestLB Syndicate may cause a partial or total impairment of the outstanding Revenue Bonds.

HGF commences annual principal payments on its subordinated exempt facilities revenue bonds of $5.8 million on January 1, 2016, $6.3 million on January 1, 2017 and $6.9 million on January 1, 2018. The default on the senior credit facility is considered a default on the bonds and all principal amounts owed on the subordinated solid waste facilities revenue bonds are classified as current debt in this report. Interest due on the subordinated exempt revenue bonds is payable semi-annually on July 1 and January 1.

CREDIT ARRANGEMENTS

Long-term debt consists of the following at September 30, 2008 and September 30, 2007 (in thousands, except percentages):

	September 30,	September 30,	September 30,
	2008	2008	2007
	Interest Rate	Principal Amount	Principal Amount

HGF senior credit facility	6.29 - 8.27%	$87,979	$42,000
HGF working capital	6.69%	7,500	—
HGF subordinated solid waste facilities revenue bonds	8.25%	19,000	—
ABE Heartland note payable	—	—	5,000
ABE Fairmont senior credit facility	5.75 - 7.53%	85,500	83,124
ABE Fairmont seasonal line	—	—	—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
Advanced BioEnergy convertible note	—	—	25,929
Advanced BioEnergy secured term loan	15%	10,000	—
Other	7.5%	193	197

Total outstanding		217,172	163,250
Less: amounts due within one year		(134,534)	(111,779)

Long-term debt		$82,638	$51,471

The estimated maturities of debt at September 30, as follows (in thousands):

2009	$134,534
2010	10,406
2011	11,221
2012	11,391
2013	11,215
Thereafter	38,405

Total debt	$217,172

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2008.

	Years Ending September 30:
	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)

Long-term debt obligations(1)	$146,362	$17,421	$17,300	$16,536	$15,536	$47,236	$260,391
Operating lease obligations(2)	2,721	2,596	2,142	1,383	—	—	8,842
Commodity purchase obligations(3)	11,325						11,325

Total contractual obligations	$160,408	$20,017	$19,442	$17,919	$15,536	$47,236	$280,558

(1)	Amounts represent principal and interest due under our credit facilities. Long term principal amounts owed for credit facilities in default are presented as being owed in the current period.

(2)	Operating lease obligations consist primarily of rail cars and office space.

(3)	Commodity obligations include corn purchases for our production facilities.

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

Derivative Instruments/Due From Broker

We have entered into derivative contracts to hedge our exposure to price risk related to forecasted corn purchases and forecasted ethanol sales. These derivative contracts are to be accounted for under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Although we believe our commodity derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings.

Inventories

Corn, chemicals and supplies, work in process, ethanol and distiller grains inventories are stated at the lower of cost or market on the weighted average cost method.

Goodwill

The Company records goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for annual impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.

Despite HGF’s efforts to increase capacity and replace ethanol marketers, HGF has been unable to generate positive cash flows and in October 2008 HGF was not able to make an interest payment to its senior secured creditor. Additionally, the tightening credit markets, the ethanol industry’s capacity surplus, the narrow margins created by commodity movements and the global financial crisis, as well as liquidations of certain competitors have resulted in a significant decline in the market value of HGF. As a result, the Company recorded a non-cash charge of $29.1 million, representing the full impairment of the carrying value of the goodwill recorded in connection with the purchase of HGF. The impairment was calculated using an independent valuation of the Company’s market value based on prices of comparable businesses.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FOR OUR CURRENT OPERATIONS

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the year ended September 30, 2008, sales of ethanol represented 82.5% of our total revenues and corn costs represented 72.6% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At September 30, 2008, the price per gallon of ethanol and the price per bushel of corn on the Chicago Board of Trade, or CBOT, were $2.19 and $4.87, respectively.

We are also subject to market risk on the selling prices of our distiller grains, which represent 17.5% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grain spot for local customers was $145 per ton at September 30, 2008.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 9.9% of total cost of sales for the year ended September 30, 2008. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At September 30, 2008, the price of natural gas on the NYMEX was $7.44 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. We guaranteed prices for our ethanol representing 41% of our ethanol gallons sold through December 2008 by entering into off-take agreements. At September 30, 2008 we had entered into forward sale contracts representing 32% of our expected distiller grain production and we had entered into forward purchase contracts representing 32% of our current corn requirements through December 2008. At September 30, 2008, we had not entered into any transactions in an effort to mitigate risks associated with changes in the price of natural gas usage.

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

	Estimated		Hypothetical
	at Risk		Change in	Spot	Change in Annual
	Volume(1)	Units	Price	Price(2)	Operating Income
	(In millions)				(In millions)

Ethanol	116.2	gallons	10.0%	$2.19	$25.5
Distiller grains	.43	tons	10.0%	145	6.3
Corn	47.8	bushels	10.0%	4.87	23.3
Natural gas	6.1	btus	10.0%	7.44	4.6

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 41% of our expected annual gallons capacity of 197 million gallons at a 5% denaturant blend rate. The volume of distiller grains at risk is based on the assumption that we will enter into contracts for 32% of our expected annual distiller grain production of 634,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 32% of our estimated current 70.3 million bushel annual requirement. The volume of natural gas is based on the assumption that we will not enter into any forward contracts for our estimated 6.1 mmbtu annual requirements.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distiller grain price per ton as of September 30, 2008.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of September 30, 2008, we had $95.0 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates we will incur additional annual interest charges of $950,000.

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

GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. Each plant is eligible to receive an aggregate of $10 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. HGF generally receives payment between $700,000 and $800,000 for the Huron plant per year and expects this incentive to terminate for the plant in 2011. This incentive terminated for the Aberdeen plant in 2004 and we do not expect to receive this incentive for the Aberdeen plant expansion.

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. We anticipate recovery of certain sales taxes paid on construction costs, and up to 10% of the cost of the Fairmont plant construction via reductions in income taxes over the next 13 years. Under the Act we also anticipate recovery of 5% of the annual costs of the newly created positions, via offsets to future payroll taxes. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.

In December 2006 we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. We anticipate paying off the outstanding obligations with future property tax payments, assessed on the Fairmont plant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FOR OUR CURRENT OPERATIONS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Advanced BioEnergy, LLC

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principals in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses; its current liabilities exceed current assets and have defaulted on several credit agreements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of Advanced BioEnergy, LLC’s internal control over financial reporting as of September 30, 2008, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/  McGladrey & Pullen, LLP

Des Moines, Iowa
December 29, 2008

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	September 30,
	2008	2007
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$14,762	$7,111
Accounts receivable:
Trade accounts receivable	10,929	2,997
Due from broker	1,283	1,036
Other	183	70
Inventories	13,587	7,798
Prepaid expenses	1,937	1,202
Current portion of restricted cash	4,963	613

Total current assets	47,644	20,827

Property and equipment, net	251,611	242,937
Other assets:
Restricted cash	3,090	1,165
Deferred financing costs, net	6,306	1,559
Goodwill	—	29,148
Other assets	1,055	1,199

Total Assets	$309,706	$296,835

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$8,966	$25,685
Accrued expenses	6,383	7,042
Derivative financial instruments	1,242	1,172
Current portion of long-term debt	134,534	111,779

Total current liabilities	151,125	145,678

Deferred income	6,732	6,732
Long-term debt	82,638	51,471
Other liabilities	1,786	—
Members’ equity:
Members’ capital, no par value, authorized 20,000,000 Units, 9,919,162 and 9,848,028 units outstanding and 2,750,000 and 0 units subscribed for at September 30, 2008 and 2007, respectively	153,516	120,019
Retained deficit	(84,305)	(27,065)
Accumulated other comprehensive loss	(1,786)	—

Total members’ equity	67,425	92,954

Total liabilities and members’ equity	$309,706	$296,835

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	September 30,	September 30,
	2008	2007
	(Dollars in thousands,
	except per unit data)

Net sales
Ethanol and related products	$393,746	$57,754
Other	612	623

Total net sales	394,358	58,377
Cost of goods sold	389,483	67,376

Gross profit (loss)	4,875	(8,999)
Selling, general and administrative	13,781	14,233
Impairment of goodwill	29,148	—

Operating loss	(38,054)	(23,232)
Other income	786	297
Interest income	611	977
Interest expense	(20,583)	(1,303)

Net loss before minority interest	(57,240)	(23,261)
Minority interest	—	(1,771)

Net loss	$(57,240)	$(25,032)
Other comprehensive loss:
Interest rate swap obligation	(1,786)	—

Comprehensive loss	$(59,026)	$(25,032)

Basic & diluted weighted average units outstanding	9,863,618	8,854,151
Loss per unit — basic and diluted	$(5.80)	$(2.83)

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity
For the Years Ended September 30, 2007 and 2008

				Accumulated
				Other
	Member	Member	Retained	Comprehensive	Deferred
	Units	Capital	Deficit	Income	Compensation	Total
	(Dollars in thousands)

MEMBERS’ EQUITY — September 30, 2006	7,165,600	$66,821	$(2,033)	$—	$(238)	$64,550
Issuance of membership units, in connection with purchase of Heartland Grain Fuels, L.P.	2,631,578	52,632	—	—	—	52,632
Issuance of membership units for services	50,850	897	—	—	—	897
Amortization of unearned compensation	—	—	—	—	238	238
Unit compensation expense	—	292	—	—	—	292
Member distribution	—	(623)	—	—	—	(623)
Net loss	—	—	(25,032)	—	—	(25,032)

MEMBERS’ EQUITY — September 30, 2007	9,848,028	$120,019	$(27,065)	$—	$—	$92,954
Issuance of 450,000 warrants in connection with note payable	—	2,260	—	—	—	2,260
Issuance of contingently issuable units in connection with IRF purchase	—	750	—	—	—	750
Unit compensation expense	142,000	636	—	—	—	636
Issuance of subscribed membership units for note conversion	—	30,318	—	—	—	30,318
Put options exercised	(45,403)	(467)	—	—	—	(467)
Membership units forfeited	(25,463)	—	—	—	—	—
Net loss	—	—	(57,240)	—	—	(57,240)
Interest rate swap obligations	—	—	—	(1,786)	—	(1,786)

MEMBERS’ EQUITY — September 30, 2008	9,919,162	$153,516	$(84,305)	$(1,786)	$—	$67,425

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	September 30,	September 30,
	2008	2007
	(Dollars in thousands)

Cash flows from operating activities
Net loss	$(57,240)	$(25,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,129	4,461
Goodwill impairment	29,148	—
Loss on disposal of site development costs	751	—
Amortization of deferred financing costs	1,087	1,357
Amortization of debt discount	2,260	—
Impairment of IRF purchase intangible	750	2,812
Unit compensation expense	636	1,427
Interest expense converted to membership units	3,187	—
Unrealized loss on derivative financial instruments	70	1,475
Minority interest in net income	—	1,771
Changes in working capital components net of effects of acquisition of HGF:
Receivables	(8,292)	(1,236)
Inventories	(5,789)	(5,896)
Prepaid expenses	(735)	(941)
Accounts payable	6,638	(2,991)
Accrued expenses	543	5,654

Net cash used in operating activities	(4,857)	(17,139)
Cash flows from investing activities
Purchase of Heartland Grain Fuels, LP, net of cash acquired	—	(15,204)
Purchase of property and equipment	(54,757)	(132,342)
Change in other assets	144	(497)
(Increase) decrease in cash held in escrow	(6,275)	31,911

Net cash used in investing activities	(60,888)	(116,132)
Cash flows from financing activities
Payments on debt	(56,725)	(875)
Proceeds from long-term debt	130,588	132,726
Distribution to members	—	(623)
Repurchase of units	(467)	—
Payment of deferred offering and financing costs	—	(1,660)

Net cash provided by financing activities	73,396	129,568

Net increase (decrease) in cash and cash equivalents	7,651	(3,703)
Beginning cash and cash equivalents	7,111	10,814

Ending cash and cash equivalents	$14,762	$7,111

Supplemental disclosure of non cash transactions
Deferred financing cost paid from long term debt proceeds	$5,988	$1,373
Unrealized loss on interest rate swaps	1,786	—
Membership units issued for acquisition of assets	—	52,632
Accounts payable incurred for construction in process	—	23,357
Financing costs amortized to construction in progress	154	147
Promissory notes and accrued interest converted into membership units	27,181	—
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $2,724 in 2008 and $7,885 in 2007	$13,337	$108

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

1.	Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”), ABE Northfield, LLC, Indiana Renewable Fuels, LLC (“IRF”), ABE Heartland, LLC (f/k/a HGF Acquisition, LLC) (“ABE Heartland”), Dakota Fuels, Inc., and Heartland Grain Fuels LP (“HGF”). All intercompany balances and transactions have been eliminated in consolidation.

The Company currently operates three ethanol production facilities in the U.S. with a combined production capacity of 197 million gallons per year at a 5% denaturant blend rate. ABE Fairmont commenced operations at the 110 million gallon facility in Fairmont, Nebraska in October 2007 and HGF commenced operations at the 46 million gallon Aberdeen expansion facility in Aberdeen, South Dakota in January 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company segregates cash held for debt service as restricted.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, interest rate swaps, derivative financial instruments, accounts receivable, accounts payable, accrued expenses and long-term debt. Management believes the fair value of each of these financial instruments approximates their carrying value as of the balance sheet date. The fair value of the Company’s interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate these agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of the Company for liabilities. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont and the PJC Capital note approximate fair value. It is not practical to estimate the fair value of the HGF debt instruments due to HGF’s current financial condition. With HGF’s inability to pay current debt service payments it is unlikely that we would be able to obtain financing similar to our existing structure. The fair value of all other financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Receivables

Credit sales are made primarily to a few customers with no collateral required. The Company carries these accounts receivable at face amount due to the expected collectability of these customers’ accounts.

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

Although the Company believes its commodity derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings.

Interest Rate Swaps and Subsequent Event

The Company enters into interest rate swaps to lock in the cash outflows for interest on a portion of its floating-rate debt. At September 30, 2008, the Company has entered into interest rate swap ISDA Master Agreements with a total notional amount of $66,000,000. This cash flow hedge effectively changes the variable interest rate on a portion of the debt owed to WestLB, AG to a fixed interest rate. Under the terms of the swaps, the Company pays monthly a fixed interest rate, which was 8.20% at September 30, 2008. The Company currently receives monthly the variable interest rate of 6.45% on the interest rate swap. The difference between the rates is recorded as interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt affects earnings. The estimated fair value obligation of this agreement at September 30, 2008, was approximately $1,786,000, which is included in other long-term liabilities in the Company’s balance sheet. As there are no differences between the critical terms of the interest rate swaps and the hedged debt obligations, the Company assumes no ineffectiveness in the hedging relationship. The notional amount of the interest rate swaps in place at September 30, decline as follows (in thousands):

2009	$8,000
2010	18,000
2011	10,000
2012	10,000
2013	20,000

Total	$66,000

Pursuant to provisions in the ISDA Master Agreements the interest rate swaps were terminated in December 2008 as a result of defaulting on the interest payment due on the senior credit facility. The cancellation fee due for the terminated swap agreements is $4,213,000.

Inventories

Chemicals, supplies, work in process, ethanol and distiller grains inventories are stated at the lower of cost or market on a weighted cost basis. Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances for normal profit margin.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Buildings	40 Years
Process equipment	10 Years
Office equipment	5-7 Years

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the asset. In accordance with Company policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plants and that no impairment exists at September 30, 2008.

Deferred Financing Costs

The Company defers costs incurred to raise debt financing until the related debt is issued. The financing costs will be amortized into interest expense using the effective interest method over the term of the debt instruments through December 2017. Accumulated amortization was $1,419,000 at September 30, 2008.

Goodwill

The Company records goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for annual impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.

Despite HGF’s efforts to increase capacity and replace ethanol marketers, HGF has been unable to generate positive cash flows and in October 2008 HGF was not able to make an interest payment to its senior secured creditor. Additionally, the tightening credit markets, the ethanol industry’s capacity surplus, the narrow margins created by commodity movements and the global financial crisis, as well as liquidations of certain competitors have resulted in a significant decline in the market value of HGF. As a result, the Company recorded a non-cash charge of $29.1 million, representing the full impairment of the carrying value of the goodwill recorded in connection with the purchase of HGF. The impairment was calculated using a valuation of the Company’s market value based on prices of comparable businesses and estimated cash flows from the Company.

Deferred Income

The Company recorded the net funds received from the Village of Fairmont, Nebraska tax incremental financing as deferred income and this deferred income will be amortized into income as property taxes are paid in the fiscal years ending September 2009 through 2021.

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

Unit Based Compensation

The Company uses the estimated market value at the time the units are granted to value those units granted to officers and directors. The Company records compensation cost on the straight line method over the vesting period. If the units vest upon achievement of a certain milestone, the Company recognizes the expense in the period in which the goal was met.

Shipping Costs

The Company classifies shipping costs as a component of cost of goods sold in the consolidated statements of operations.

Loss Per Unit

Basic and diluted loss per unit are computed using the weighted-average number of vested units outstanding during the period. Unvested units and units held in escrow are considered unit equivalents and are

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered in the diluted income per unit computation, but have not been included in the computations of diluted loss per unit as their effect would be anti-dilutive for the years ended September 30, 2008 and 2007.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources an in assessing performance. The Company’s ethanol plants, including distillers grain sales, are managed and reported as one operating segment.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Income Taxes

The Company has elected to be treated as a partnership for tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not expect the adoption of SFAS No. 161 to have a material impact on it’s consolidated financial statements. However, it’s still in the process of evaluating the impact of adopting SFAS No. 161.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP also amends FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Finally, this FSP clarifies the effective date in SFAS No. 161. The disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. This clarification of the effective date of SFAS No. 161 is effective upon issuance of the FSP. The Company is currently assessing the impact the adoption of the FSP will have on its consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

2.	Going Concern

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss of $57,240,000 and used cash of $4,857,000 from operating activities in the year ended September 30, 2008. At September 30, 2008 the Company’s current liabilities exceed its current assets by $103,481,000 and it was not able to make scheduled principal and interest payments on credit facilities in October 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We believe our options for refinancing the PJC Capital note are significantly constrained due to continued disappointing economics related to the production of ethanol. The disappointing economics may force us to accept financing terms which may significantly impair or render worthless ABE LLC’s existing equity interest in ABE Fairmont which constitutes the pledged collateral.

We will continue to work directly with Piper Jaffray & Company an affiliate of PJC Capital to explore all available strategic alternatives. This may include the sale or divestiture of specific operating assets, planned merger of all or a part of ABE LLC and its wholly owned subsidiaries, issuance of various debt instruments or the sale of our equity securities.

We are continuing to work directly with WestLB and its advisors to put in place an agreement whereby WestLB along with other loan syndicate members (“WestLB Syndicate”) would continue to forebear principal and interest to March 31, 2009. On October 22, 2008 HGF failed to pay approximately $1.2 million of interest due on its existing WestLB Syndicate term loans. On October 28, 2008 HGF received a Notice of Suspension of Project Accounts from WestLB notifying HGF of the event of default. During the requested period of forbearance to March 31, 2009, HGF would work with the WestLB Syndicate on a longer-term loan

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring. Under current ethanol industry economics HGF is not able to service its existing debt including its Brown County Subordinated Revenue Bonds (“Revenue Bonds”) totaling $19.0 million. The restructuring of the WestLB Syndicate debt may result in a portion of such debt being converted into equity of HGF. A conversion of a portion of WestLB Syndicate debt into HGF equity would reduce HGF’s debt service obligations in the future reducing both principal and interest payments due. Any conversion of WestLB Syndicate debt into HGF equity would reduce ABE LLC’s existing ownership in HGF. Under current ethanol industry economics the conversion of WestLB Syndicate debt into HGF equity is expected to significantly reduce and possibly eliminate ABE LLC’s existing wholly owned equity interest in HGF. Additionally, any restructuring of the existing debt with the WestLB Syndicate may cause a partial or total impairment of the outstanding Revenue Bonds.

Continuation of the Company is dependent on its ability to meet cash flow requirements through debt relief, and improvement in related commodity markets. The financial statements do not include any adjustments that might be necessary, should the Company be unable to continue in existence.

Management intends to seek relief as discussed above rom its creditors on the timing and amounts of debt service payments and or sell certain assets to pay existing obligations. The Company will focus on maximizing margin opportunities and seek efficiencies and expense savings where possible. However, there is no assurance that the Company will generate sufficient cash flows from operations or complete its financing plan or sell certain assets to meet its obligations on a timely basis.

3.	Inventories and Property and Equipment

A summary of inventories and property and equipment at September 30, 2008 and September 30, 2007 is as follows (in thousands):

	September 30,	September 30,
	2008	2007

Corn	$843	$5,500
Chemicals	593	164
Work in process	3,524	552
Ethanol	4,503	609
Distillers grain	2,216	58
Supplies and parts	1,908	915

Total	$13,587	$7,798

	September 30,	September 30,
	2008	2007

Land	$3,992	$2,428
Buildings	21,169	7,178
Process equipment	251,688	51,597
Office equipment	1,267	590
Construction in process	116	185,636

	278,232	247,429
Accumulated depreciation	(26,621)	(4,492)

Property and equipment, net	$251,611	$242,937

The Company performed a lower of cost or market analysis on inventory and determined that the market value of certain inventories were less than their carrying value. Based on the lower of cost or market analysis,

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company recorded a lower of cost or market charge on certain inventories of $532,000 and $0 for the years ended September 30, 2008 and 2007. The total impairment charge was recorded in costs of goods sold.

4.	Long Term Debt and Subsequent Events

Long-term debt consists of the following (in thousands, except percentages):

	September 30,	September 30,	September 30,
	2008	2008	2007
	Interest Rate	Principal Amount	Principal Amount

HGF senior credit facility	6.29 - 8.27%	$87,979	$42,000
HGF working capital	6.69%	7,500	—
HGF subordinated solid waste facilities revenue bonds	8.25%	19,000	—
ABE Heartland note payable	—	—	5,000
ABE Fairmont senior credit facility	5.75 - 7.53%	85,500	83,124
ABE Fairmont seasonal line	—	—	—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
Advanced BioEnergy convertible note	—	—	25,929
Advanced BioEnergy secured term loan	15%	10,000	—
Other	7.5%	193	197

Total outstanding		217,172	163,250
Less: amounts due within one year		(134,534)	(111,779)

Long-term debt		$82,638	$51,471

The estimated maturities of debt at September 30, as follows (in thousands):

2009	$134,534
2010	10,406
2011	11,221
2012	11,391
2013	11,215
Thereafter	38,405

Total debt	$217,172

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

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HGF’s obligations under the senior credit agreement are secured by a first-priority security interest in all of the partnership interests in HGF and substantially all of HGF’s assets. Loans outstanding under HGF’s senior credit agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments and cash flows. At September 30, 2008, HGF had drawn $7,500,000 on the working capital loan and had no borrowings available at this time. HGF must prepay the working capital loans to the extent that the prevailing borrowing base is less than the aggregate amount of these loans. In addition, the working capital loans must be paid in full for ten consecutive days each calendar year.

The HGF senior credit agreement contains customary events of default including defaults on other indebtedness by HGF or its general partner and certain changes of control. In October 2008, HGF was not able to make its quarterly interest payment of $1,161,000 on its senior term loan. WestLB has hired a third party consulting firm to assess HGF’s operations. As a result of the default, all principal payments owed to WestLB are classified as current debt in this report.

Subordinate Solid Waste Facilities Revenue Bonds

On October 9, 2007, Brown County, South Dakota issued $19,000,000 of 8.25% subordinate solid waste facilities revenue bonds for the benefit of HGF. The bonds were issued pursuant to a bond trust indenture dated as of October 1, 2007 between the county and Wells Fargo Bank, National Association as trustee. HGF commences annual principal payments on its subordinated exempt facilities revenue bonds of $5,800,000 on January 1, 2016, $6,300,000 on January 1, 2017 and $6,900,000 on January 1, 2018. Interest due on the subordinate exempt revenue bonds is payable semi-annually on July 1 and January 1. The bonds are secured by a pledge to the trustee of a continuing security interest and lien in all the estate, right, title and interest of the Company in and to ABE Heartland. In addition, HGF has granted a subordinate mortgage lien and security interest in its existing facilities to the trustee to secure the payment of the obligations of HGF. The bonds are subject to mandatory redemption upon a determination of taxability at a price of 108% of the principal amount plus interest accrued to the redemption date.

Events of default under the indenture include nonpayment of principal or interest when due and payable, any event of default as defined in the senior credit agreement or the violation of any covenant, condition, agreement or provision contained in the bond, the indenture or the other bond documents. Upon any event of default, the trustee may declare, or be required to declare based on the request of at least 25% of the bondholders, pursuant to the terms of the indenture the entire principal amount of the bonds then outstanding and interest accrued immediately due and payable. As a result of the Company’s default on the senior credit facility all principal amounts owed on the revenue bonds have been classified as current debt in this report.

Senior Credit Facility for the Fairmont Plant

ABE Fairmont entered into a $90,000,000 senior credit facility with Farm Credit for the construction of its 110 million gallons per year ethanol plant in Fairmont, NE. The construction financing was revised in December 2008 and consists of a $65,000,000 term loan, known as term loan A and a $25,000,000 revolving term loan, known as term loan B. Farm Credit also extended a $6,000,000 revolving credit facility for financing eligible grain inventory and equity in CBOT futures positions, which expires in September 2009. The Company has not drawn any funds under the $6,000,000 revolving credit facility at September 30, 2008. Farm Credit also extended a $2,000,000 revolving credit facility for financing third party letters of credit, which expire in September 2009. The Company issued a letter of credit in connection with a rail car lease effectively reducing the financing available from the $2,000,000 revolving credit facility by $911,000.

ABE Fairmont repaid three quarterly installments of $2,250,000 through November 2008, and must make 21 equal quarterly installments of $2,600,000 beginning in February 2009 through February 2014, followed by a final installment in an amount equal to the remaining unpaid Term Loan A principal balance on May 2014.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For each fiscal year ending in 2008 through 2010, ABE Fairmont must pay an additional amount equal to the lesser of $8,000,000 or 75% of its free cash flow, not to exceed $16,000,000 in the aggregate for all of these cash flow payments. On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of revolving term loan B in $5,000,000 increments due every six months. At September 30, 2008, the Company had $25,000,000 outstanding on the revolving term loan B.

ABE Fairmont pay’s interest monthly and may select a rate of interest for each term loan at the 30 day LIBOR rate. To reduce the risk of increased interest rate costs on the Company’s $85,500,000 of floating rate debt outstanding at September 30, 2008, the Company fixed the interest rate on $20,000,000 of outstanding debt with the lender at 7.53%.

The loans are secured by a first mortgage on all of ABE Fairmont’s real estate and a lien on all of ABE Fairmont’s personal property. While the credit facilities are outstanding, ABE Fairmont will be subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. ABE Fairmont violated its capital expenditure limitation as well as its net worth covenants at September 30, 2008 through November 2008. ABE Fairmont has received waivers for the fixed asset and covenant violations and anticipates receiving revisions to future covenant requirments in January 2009.

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant

ABE Fairmont has $7,000,000 of subordinate exempt facilities revenue bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan agreement is collateralized by the Fairmont plant assets. ABE Fairmont has agreed to repay the loan by making loan payments to the issuer in an amount equal to the aggregate principal amount of the loan from time to time outstanding, and the premium, if any, and interest thereon at maturity, upon redemption, upon acceleration, or when otherwise payable. The obligation to make the loan payments under the loan and trust agreement is evidenced by ABE Fairmont’s execution and delivery of a promissory note. ABE Fairmont’s repayment of the loan and the security for the loan are subordinate to its senior loan and credit facility. Annual principal payments of $815,000 are required starting in December 2010 through December 2016, with the remainder due December 2017. ABE Fairmont is making semi-annual interest payments.

Secured Term Loan Note

On October 17, 2007, the Company issued a one-year $10,000,000 secured term loan note to PJC Capital LLC (“PJC Capital”). In connection with the note, the Company also issued a warrant to purchase 450,000 membership units of the Company at an exercise price per unit of $14.00. The warrant was recorded at a fair value of $2,260,000 as determined using the black scholes method, resulting in a debt discount which was amortized over the loan term. The warrant expires on October 17, 2012.

The secured term loan note plus accrued and unpaid interest totaling $11.4 million was outstanding at September 30, 2008. On October 16, 2008, ABE LLC failed to pay the outstanding principal and accrued interest due under the note and on October 17, 2008 ABE LLC received a notice of an event of default under the note. During the continuation of an event of default under the note, PJC Capital is entitled to the immediate right to enforce and realize upon the collateral securing the note (i.e. the equity interests in ABE Fairmont). PJC Capital’s rights include, among other things, the right to conduct a public or private sale of the pledged collateral. Additionally, pursuant to the pledge agreement, while an event of default is continuing under the note, PJC Capital is entitled to exercise all of the voting power with respect to the pledged collateral provided it has delivered notice to ABE LLC indicating its intention to exercise this voting power. As of the date of filing of this report, PJC Capital has not delivered this notice to ABE LLC. We are exploring various alternatives to obtain additional funding or sell certain assets to pay the PJC Capital obligation and are accruing interest at the default rate of 18%.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Convertible Debt Financing

In April 2007 and September 2007, the Company issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an existing investor in the Company, an aggregate of $25,929,000 of 15% subordinated convertible promissory notes. Per the note agreements, the principal and accrued interest on the notes converted into the right to receive 1,894,904 of the Company’s membership units in September 2008. The conversion rights were disputed and in October 2008 a settlement agreement was reached in which Ethanol Investment Partners, LLC received 2,750,000 units for converting the notes.

5.	Member’s Equity

Convertible Notes

As discussed in Note 4, the Company converted the $25,929,000 in subordinated convertible promissory notes plus accrued interest of $4,389,000 to member’s equity at an initial price of $16.00 per unit, approximately 1,895,000 units. Ethanol Investment Partners disputed certain items including the conversion rights and subsequent to year end, the Company and Ethanol Investment Partners reached a settlement agreement and release in which Ethanol Investment Partners received an aggregate of 2,750,000 units. As a result, Ethanol Investment Partners now owns approximately 26% of the Company’s outstanding units. The affects of the change in the conversion rate have been reflected in the subscribed units outstanding on the balance sheet as of September 30, 2008.

As of September 30, 2008, Ethanol Investment Partners had not signed the Company’s operating agreement and, as a result, did not have voting rights or ownership of these units. The units were not considered outstanding at September 30, 2008, but were included as subscribed units at September 30, 2008. These subscribed shares were excluded from the basic weighted unit’s outstanding calculation on the Consolidated Statement of Operations. In October 2008 Ethanol Investment Partners signed the Company’s operating agreement and now have voting rights.

Fairmont Development Fee

The two original members received compensation in the form of restricted equity units in connection with the construction of the Fairmont, Nebraska facility. The Company issued 157,000 units, valued at $10 per unit, in connection with the Fairmont project development fee. The Company recorded related compensation expense of $54,200 and $1,300,000 in the years ended September 30, 2008 and 2007, respectively. In June 2008, the Company acquired 43,003 of these units for $432,600 to offset the aggregate tax burden.

Restricted Unit Agreements

The Company entered into restricted unit agreements with two of its officers in which it will issue up to 345,000 units based on achieving additional ethanol production capacity. In November 2006, the Company issued 44,850 units, valued at $20 per unit, in connection with the acquisition of HGF. In October 2007 the Company issued 46,000 units valued at $14 per unit in connection with obtaining the financing to complete the Aberdeen expansion. In April 2008, 4,463 units were forfeited with the resignation of one of its officers. The Company recorded related compensation expense of $450,000 and $897,000 in the years ended September 30, 2008 and 2007, respectively, and anticipates recording compensation expense of $152,000 in the year ended September 30, 2009.

In connection with the acquisition of Indiana Renewable Fuels, LLC. the Company issued 75,000 restricted units, valued at $10 per unit, In December 2007, the board of directors lifted the restrictions and the Company expensed the related cost in the selling, general and administrative expenses due to the development of the IRF location being suspended.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Agreements

The Company previously issued 60,000 restricted units to officers in connection with employment agreements. In 2008, 21,000 of these units were forfeited, in connection with an officer’s resignation. In July 2008, the board approved a restricted unit award of 10,000 units to an employee.. At September 30, 2008, the Company had a total of 31,000 unvested units issued. Each of the remaining awards vests as to 20% each year. In March 2008, the Company acquired 2,400 units from the officers for $33,600 to offset the tax burden on the officers. The Company recorded related compensation expense of $131,000 and $60,000 in the years ended September 30, 2008 and 2007, respectively, and expects to record an additional $314,000 of compensation expense over the next five years. Each officer has put rights to sell up to 40% of the units vesting to the Company for the then current market price to cover the related tax requirements of the individual officers

Warrants

In connection with the secured term note with PJC Capital in October 2007, the Company issued 450,000 warrants with an exercise price of $14.00 per unit and certain anti-dilution clauses. The warrants became immediately exercisable and expire in October 2012.

6.	Commitments and Contingencies

Lease Commitments

The Company leases various railcars, equipment and an office facility under operating lease agreements with the following approximate future minimum rental commitments for the years ended September 30 (in thousands):

2009	$2,721
2010	2,596
2011	2,142
2012	1,383

$8,842

The Company recognized rent expense related to the above leases of approximately $2,274,000 and $600,000 for the years ended September 30, 2008 and 2007.

7.	Major Customers

In June 2008, HGF entered into an ethanol product off-take agreement with Gavilon pursuant to which HGF is required to sell its output of ethanol produced at HGF’s South Dakota plants, less certain E-85 and local promotion retained product, at accepted bid prices per gallon less a commission. This agreement may be terminated by either party with 180 days written notice.

On September 30, 2008, ABE Fairmont terminated its existing marketing agreement with Renewable Products Marketing Group for the sale of the ethanol that the ABE Fairmont’s Fairmont, Nebraska plant produced. In October 2008, ABE Fairmont entered into an ethanol product off-take agreement with Gavilon pursuant to which ABE Fairmont is required to sell its output of ethanol produced at ABE Fairmont’s Nebraska plant, less certain E-85 and local promotion retained product, at accepted bid prices per gallon less a commission. This agreement may be terminated by either party with 180 days written notice.

HGF is a party to a co-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds markets the local sale of ethanol co-products produced at the South Dakota plants to third parties for an agreed upon commission. ABE Fairmont terminated its dried distiller grains marketing agreement with Cenex Harvest States on September 30, 2008. ABE Fairmont is self marketing the distiller grains it produces.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and receivables from the Company’s major customers were as follows (in thousands):

	September 30,	September 30,
	2008	2007

Gavilon — HGF Ethanol
Twelve month revenues	$59,476	$—
Receivable balance	4,570	—
Dakotaland — HGF Distiller Grains
Twelve month revenues	15,447	8,157
Receivable balance	732	309

8.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distiller grains, with forward purchase and sale contracts to lock in or enhance future operating margins. In addition to entering into contracts to purchase 1,845,000 bushels of corn in which the basis was not locked, the Company had entered into the following fixed price forward contracts at September 30, 2008 (in thousands):

Commodity	Quantity	Amount	Period Covered

Corn	2,165 bushels	$11,325	March 2009
Ethanol	20,132 gallons	$41,788	December 2008
Distiller Grains	68,506 tons	$10,189	March 2009

When forward contracts are not available at competitive rates, the company may engage in hedging activities using exchange traded futures contracts, OTC futures options or OTC swap agreements. Changes in market price of ethanol related hedging activities are reflected in revenues and changes in market price of corn related items are reflected in cost of goods sold. The results of our hedging activities were as follows (in thousands):

	Year Ended
	September 30,	September 30,
	2008	2007

Ethanol related losses	$(2,594)	$(18,508)
Corn gains (losses)	(478)	1,036

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended and, therefore are not marked to market in the Company’s financial statements. Net unrealized losses at September 30, 2008, of $1,242,000 are classified as derivative financial instruments on the balance sheet.

To reduce the risk of increased interest rate costs on the Company’s $180,979,000 of floating rate debt outstanding at September 30, 2008, the Company entered into interest rate swap agreements that fixed the interest rate on $66,000,000 of debt, and fixed the interest rate on an additional $20,000,000 of outstanding debt at ABE Fairmont with the lender.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Employee Benefit Plan

The Company sponsors a 401(k) plan for eligible employees who are at least 21 years of age. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $276,000 and $148,000 to the plan in the years ended September 30, 2008 and 2007.

10.	Acquisition of HGF

On November 8, 2006, the Company acquired 53.315% of the partnership interest in HGF. On May 14, 2007 the Company acquired the remaining 46.685% partnership interest in HGF for a total of $70,251,000. The acquisition was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the consolidated statements of operations since the acquisition date. The purchase price allocation was determined, in part, through the use of an independent appraisal. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisitions (in thousands):

Cash acquired	$2,414
Current assets	5,052
Property and equipment	66,634
Other long-term assets	635
Goodwill	29,148

Total assets acquired	103,883
Current liabilities	(8,645)
Long-term debt	(26,758)
Minority interest	1,771

Fair value of assets and liabilities assumed and accrued, net	$70,251

The following table presents our unaudited consolidated results of operations on a pro forma basis as if the acquisition had taken place at October 1, 2006 (in thousands, except share amounts):

2007
(In thousands,
except per unit data)
(Unaudited)

Net sales	$66,521
Gross loss	(8,204)
Gross loss %	(12.3)%
Selling, general and administrative	14,335

Net loss	$(22,732)

Loss per unit — basic and diluted	$(2.83)

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Related Party Transactions

Corn purchases from directors

HGF entered into a grain origination agreement with South Dakota Wheat Growers, pursuant to which South Dakota Wheat Growers provides the corn required for the operation of the South Dakota plants. Dale Locken, the chief executive officer of SDWG, was a member of the Company’s board of directors. During fiscal 2008, HGF purchased $131.3 million of corn from SDWG. Mr. Locken has no interest in the grain origination agreement other than in his role as the chief executive officer of SDWG.

The Company purchased $2,114,000 of corn for the operation of our Nebraska plant from several of the Company’s directors and entities associated with the directors.

Farm lease with a director

ABE Fairmont entered into a farm lease and security agreement with the Bettger Brothers Partnership owned by our former director Robert E. Bettger by which we lease approximately 70 acres to the partnership for farming purposes in exchange for 30% of all grain produced from the leased property.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our operating agreement provides that our board of directors is fixed at nine directors. The operating agreement provides for a classified board consisting of three classes, with all directors serving staggered three-year terms.

Identification of Directors, Executive Officers

The following table shows our directors and officers as of December 29, 2008:

Name	Age	Position	Since

Directors — Group I (term expiring in 2009)
Scott Brittenham	50	Director	2008
Larry L. Cerny	67	Director	2005
Directors — Group II (term expiring in 2010)
Troy Otte	42	Director	2005
Keith E. Spohn	50	Director	2005
Directors — Group III (term expiring in 2011)
Revis L. Stephenson III	42	Director	2005
Thomas A. Ravencroft	72	Director	2008
John E. Lovegrove	53	Chairman of the Board	2005
Richard R. Peterson	43	Interim Chief Executive Officer, Vice President of Finance and Accounting and Chief Financial Officers
Perry C. Johnston	46	Vice President, General Counsel and Secretary

The following is a brief description of the business experience and background of our directors and executive officers.

Scott Brittenham co-founded and has served as president and chief executive officer of Ethanol Capital Management, LLC, and largest fund manager for ethanol investments in the United States, since 2003. From 1999 through 2003, Mr. Brittenham served as the president of Fidelity Mortgage Inc. and from 1995 through 1999; Mr. Brittenham served as the president and a director of Brittenham Investment Management. On April 20, 2007, we entered into a note purchase agreement with Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, L.P., pursuant to which we issued to Ethanol Investment Partners $25.9 million of 15% subordinated convertible promissory notes. In the note purchase agreement, we agreed that, provided that a note is outstanding or has been converted into membership units, our board of directors will at our next annual meeting and thereafter for so long as Ethanol Investment Partners owns a note or the units issued upon conversion, require each of our directors and executive officers to (a) recommend to our members at any meeting of the members at which directors are elected, the election of one nominee of Ethanol Capital Management, LLC (an affiliate of Ethanol Investment Partners) to the board, (b) vote the membership units they own or control at any time to elect the Ethanol Capital Management nominated person to the board, and (c) not take any action to remove the Ethanol Capital Management nominee from the board. Within ten business days of the execution of the note purchase agreement, we agreed to cause each of our directors and executive officers to execute and deliver to Ethanol Investment Partners a voting agreement evidencing these board rights. Pursuant to those agreements, Mr. Brittenham was nominated for election by our board of directors.

Larry L. Cerny owned and operated a supermarket in Geneva, Nebraska for 35 years. He was part-owner of supermarkets in Minden, Waverly, Falls City, Hickman and Neligh, Nebraska, and Sabetha, Kansas. In 1972, he co-founded Geotechnical Services Inc., a geotech and environmental engineering firm, with offices in

Omaha and Grand Island, Nebraska, Wichita and Manhattan, Kansas, and Des Moines, Iowa where Mr. Cerny has served as chairman of the board for the past 20 years. Mr. Cerny serves on the Fillmore County Board of Supervisors, the York State Bank Board, and the Nebraska Intergovernmental Risk Management Association Board of Directors. Prior to September 2007, he served as our company secretary.

Troy Otte has been involved in a family-owned farm in the Fillmore County, Nebraska area since 1990. The current operation consists of 5,000 acres of corn, soybeans and wheat, with both irrigated and dry land acres.

Keith E. Spohn has been an active farmer for the past 37 years. His farming operations include 4,000 acres of corn, soybeans and seed corn.

Revis L. Stephenson III co-founded our company in late 2004 and has been its principal executive since inception. He was elected chairman in January 2005 and named as chief executive officer in September 2005 and served in that capacity until October 2008 when his duties were suspended. His prior experience includes over 17 years in the investment industry. During his career he has gained experience in the public and private markets where his responsibilities included placement of equity and debt, assisting with structuring, and pricing. Mr. Stephenson had been vice president institutional sales for the fixed income originations group of Oppenheimer & Co., a New York based financial services firm, from June 2002 until he left to form our company. Prior to that, he was vice president investments for MJSK Securities for five years. He was also with Piper Jaffray Inc. where he was managing director, investments, for seven years, before leaving to join MJSK Securities.

Thomas A. Ravencroft spent 46 years with Dean Foods Co., Inc. from 1954 until his retirement in August 2000. He became an officer of the company in 1970 and served as vice president, corporate planning until 1990. From 1990 until 1995, he served as a senior vice president. From 1995 until his retirement, he served as president of Dean Foods’ dairy division. He served on the Dean Foods board of directors from 1979 until August 2000.

John E. Lovegrove has served as chairman since October 2008, and has been a life-long farmer in Fillmore County, Nebraska. He operates a family farm along with two brothers consisting of 8,000 acres of irrigated corn, soybeans and Pioneer Hy-Brid International seed corn.

Richard R. Peterson joined our company as vice president of accounting and finance and chief financial officer in November 2006 and was named interim chief executive officer in October 2008. From July 2001 until November 2006, Mr. Peterson served as the director of finance, North American Operations for Nilfisk Advance, Inc., a manufacturer of commercial and industrial cleaning equipment. Prior to joining Nilfisk Advance; Mr. Peterson served as the chief financial officer for PPT Vision, Inc., a manufacturer of 2D and 3D vision inspection equipment from April 1999 to July 2001 and the chief financial officer of Premis Corporation, a point-of-sale software development company from December 1996 to April 1999.

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

Family Relationships

None

Committees of the Board of Directors

Our board of directors presently has four standing committees: the audit committee, compensation committee, nominating committee and risk management committee.

Audit Committee.  The audit committee presently consists of Messrs. Cerny, Ravenroft and Brittenham. During fiscal 2008, the audit committee consisted of Messrs. Cerney and Otte, and also included Mr. Robert Bettger for part of fiscal 2008 until his membership on our board of directors ended on August 11, 2008 with the election of new directors at the Company’s annual member meeting. The audit committee’s function is one of oversight and, in that regard, the audit committee meets with our management and independent registered accounting firm to review and discuss our financial reporting and our controls respecting accounting. Our board of directors believes that our current audit committee members possess sufficient knowledge and experience regarding financial reporting that we do not need an audit committee financial expert at this time. Although none of the audit committee members is an audit committee financial expert as that term is defined in Item 407(d)(5) of Regulation S-B, we believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our audit committee charter is available on our website at www.AdvancedBioEnergy.com.

Compensation Committee.  The compensation committee presently consists of Messrs. Cerny, Otte and Ravencroft. During fiscal 2008 and continuing until Mr. Holmes’ resignation from the board of directors on November 21, 2008, the compensation committee consisted of Messrs. Cerny, Otte and Holmes. The compensation committee is responsible for discharging the board’s responsibilities relating to compensation of our company’s executive officers. Our compensation committee charter is available on our website at www.AdvancedBioEnergy.com.

Nominating Committee.  The nominating committee presently consists of Messrs. Lovegrove, Otte and Ravencroft. During fiscal 2008 and continuing until Mr. Lockens’ resignation from the board of directors on October 15, 2008, the nominating committee consisted of Messrs. Lovegrove, Otte and Locken. The nominating committee is responsible for identifying individuals qualified to become board members and recommending to the board of directors the director nominees to be considered for election by members and for election by the board of directors to fill any vacancy or newly created directorship. Our nominating committee charter is available on our website at www.AdvancedBioEnergy.com.

Risk Management Committee.  The risk management committee presently consists of Messrs. Brittenham, Lovegrove, Spohn from the board, Rich Peterson, the Company’s Interim Chief Executive Officer and Ty Weisendanger, the Company’s Director of Trading and Margin Management. During fiscal 2008, the risk management committee consisted of Messrs. Lovegrove, Otte, Spohn from the board, Revis Stephenson III in his former capacity as CEO, and Don Gales in his capacity as President and COO until his separation from the Company in April 2008. The risk management committee’s function is to assist the board of directors in assessing and managing the risks associated with managing our processing margin and the purchase and sale of commodities required in connection with or produced as a result of our production of ethanol.

Executive Committee.  During fiscal 2008, our board of directors had an executive committee consisting of Messrs. Bettger, Holmes, Lovegrove and Otte from the board, Revis Stephenson III in his former capacity as CEO, and Don Gales in his capacity as President and COO until his separation from the Company in April, 2008. The executive committee’s function was to facilitate communications between management and the board of directors, a function which has been assumed by the full board of directors upon the dissolution of the committee by the board on December 17, 2008.

Board of Directors Meetings and Attendance

Our board of directors held seven meetings during fiscal 2008 and acted by written consent in lieu of a meeting on twelve occasions. During fiscal 2008, the audit committee held five meetings; the compensation committee held eight meetings, the risk management committee held eight meetings, and the nominating committee held one meeting. During fiscal 2008, each director attended at least 75% of the aggregate of all meetings of our board of directors and of the board committees on which the director serves.

Code of Ethics

We have adopted a code of ethics for the guidance of our principal executive, financial and accounting officers and our controller. Our code of ethics is posted on our website at www.AdvancedBioEnergy.com. We intend to post on our website any amendments to, or waivers from, our code of ethics within five business days of the amendment or waiver.

Director Nominee Selection Policy

Our nominating committee does not have a formal policy with regard to the consideration of any candidates nominated by members; however, our operating agreement provides that members may nominate directors for election and our nominating committee will consider any and all candidates submitted for consideration by any member. Any member that wishes to submit the name of a candidate for consideration may do so by providing a written request for consideration, either by personal delivery or by United States mail, postage prepaid, to our company secretary at Advanced BioEnergy, LLC, and Attention: Company Secretary, 10201 Wayzata Boulevard, Suite 250, Minneapolis MN 55305. Generally, this should be done not less than 60 days or more than 90 days prior to the first day of the month corresponding to the previous year’s regular meeting. However, since we plan to hold our 2009 regular meeting of members on or about March 16, 2009, your request for consideration must be received by January 1, 2009 for our 2009 regular meeting of members. Each notice to the company secretary must set forth:

•	the name and address of record of the member who is making the recommendation;

•	a representation that the member is a holder of record of our membership units entitled to vote at the meeting;

•	the name, age, business and residence addresses, and principal occupation or employment of each nominee;

•	a description of all arrangements or understandings between the member and each nominee and any other person or persons (naming the person or persons) pursuant to which the recommendation is made;

•	such other information regarding each nominee proposed by the member as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and

•	the consent of each nominee to serve as a director if so elected.

We may require any proposed nominee to furnish other information as may reasonably be required to determine the eligibility and desirability of the proposed nominee to serve as a director.

Attendance at Member Meetings

The directors are encouraged, but not required, to attend all meetings of our members. Five of our nine then-serving directors attended our 2008 regular meeting of members.

Procedures for Contacting the Board of Directors

Persons interested in communicating with the board of directors are encouraged to contact the chairman of the board, all outside directors as a group or an individual director by submitting a letter or letters to the desired recipients in sealed envelopes labeled with “chairman of the board” or the names of specified directors. This letter should be placed in a larger envelope and mailed to Advanced BioEnergy, LLC, and Attention: Company Secretary, 10201 Wayzata Boulevard, Suite 250, Minneapolis MN 55305. The secretary will forward the sealed envelopes to the designated recipients.

Report of the Audit Committee

The role of our committee is one of oversight of our company’s management and independent registered public accounting firm with regard to our company’s financial reporting and controls regarding accounting and risk of material loss. In performing our oversight function, we relied upon advice and information received in our discussions with management and the independent registered public accounting firm.

Our committee has (i) reviewed and discussed our audited financial statements for fiscal 2008 with our company’s management; (ii) discussed with our company’s independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61 regarding communication with audit committees (Codification of Statements on Auditing Standards, AU sec. 380); (iii) received the written disclosures and the letter from our Company’s independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence; and (iv) discussed with our company’s independent registered public accounting firm the independent registered public accounting firm’s independence. Based on the review and discussions with management and the independent registered public accounting firm referred to above, our committee recommended to the board of directors that the audited financial statements be included in our company’s annual report on Form 10-K for fiscal 2008 and filed with the Securities and Exchange Commission.

The Audit Committee

Larry L. Cerny
Thomas Ravencroft
Scott Brittenham

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, officers and 10% or greater unit-holders to file initial reports of share ownership and reports of changes in share ownership with the SEC. Our directors and officers are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us and written representations from our directors and officers, all Section 16(a) filing requirements were met for fiscal 2008 except that Scott Brittenham failed to timely file a Form 3 reporting his ownership interest upon becoming a director and a Form 4 reporting his ownership change upon Ethanol Investment Partners’ acquisition of units and Richard Hughes failed to timely file a Form 4 reporting a gift of securities.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for our suspended chief executive officer and our two other most highly compensated executive officers of our company, together referred to as our named executive officers, information concerning compensation earned for services in all capacities during the fiscal years ended September 30, 2008 and September 30, 2007:

Name and Principal				Unit	All Other
Position	Year	Salary ($)(6)	Bonus ($)	Awards ($)(1)	Compensation ($)		Total ($)

Revis L. Stephenson III	2008	300,000	10,125	462,537	42,818	(2)	815,490
Chief Executive Officer (Suspended)	2007	300,000	150,000	1,202,274	23,327	(2)	1,675,601
Donald E. Gales	2008	145,192	—	47,000	345,478	(3)	537,670
Chief Operating Officer and President (Former)	2007	250,000	125,000	177,000	18,839	(3)	570,839
Richard R. Peterson	2008	200,000	31,750	84,000	23,308	(4)	339,058
Interim Chief Executive Officer, Vice President of Accounting and Finance and Chief Financial Officer	2007	154,807	152,500	—	19,805	(4)	327,112
Perry C. Johnston	2008	200,000	31,750	84,000	8,077	(5)	323,827
Vice President, General Counsel and Secretory

(1)	Values expressed represent the actual compensation cost recognized by our company for financial reporting purposes during the fiscal year ended September 30, 2008 for equity awards granted in 2007 and prior years. We calculated these amounts in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, based on the grant date fair value of the awards utilizing the assumptions set forth in Notes 1 and 5 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The expressed values exclude any monetary amount received for the sale of related units to the company through exercising put options.

(2)	The 2008 amounts consist of $12,830 for the portion of the lease, fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle, $11,731 in company contributions to the 401(k) plan, $1,925 in reimbursement of expenses for tax planning and tax return preparation and $16,332 in reimbursement of penalties and interest incurred for prior year tax returns due to Form 1099’s not being prepared timely by the Company. The 2007 amounts consist of $10,795 for the portion of the lease, fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle, $9,807 in company contributions to the 401(k) plan, and $2,725 in reimbursement of expenses for tax planning and tax return preparation.

(3)	The 2008 amounts consist of $309,956 of severance and $20,611 of accrued vacation paid upon his termination in May 2008, $6,065 for the portion of the lease, fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle and $8,846 in company contributions to the 401(k) plan. The 2007 amounts consist of $10,666 for the portion of the lease, fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle and $8,173 in company contributions to the 401(k) plan.

(4)	The 2008 amounts consist of $11,943 for the portion of the lease, fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle and $11,365 in company contributions to the 401(k) plan. The 2007 amounts consist of $14,083 for the portion of the lease, fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle and $5,722 in company contributions to the 401(k) plan.

(5)	Amounts consist of $8,077 in company contributions to the 401(k) plan.

(6)	Amounts consist of bonuses earned under employment agreements and other bonuses separately approved by the board of directors.

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

In October 2008, in accordance with Mr. Stephenson’s employment agreement with the Company, the Company gave written notice to Mr. Stephenson that the Company is not extending the term of his employment. Accordingly, Mr. Stephenson’s employment with the Company is scheduled to expire on April 7, 2009. Effective October 15, 2008, Mr. Stephenson was suspended as Chief Executive Officer of the Company and was replaced as chairman of the Company’s Board of Directors. Mr. Stephenson continues to serve on the Board of Directors.

Donald E. Gales.  On April 18, 2008, Mr. Gales resigned as our president and chief operating officer. During his employment, Mr. Gales was to receive (a) an annual base salary of $250,000; (b) an annual cash performance bonus (of up to $50,000 through fiscal 2007 and 25% of his base salary beginning in fiscal 2008) based on achievement of certain criteria established by our compensation committee; (c) a strategic bonus, payable in units, based on additional production of ethanol by our company; (d) the right to participate in all employee benefit plans and programs of our company; (e) use of an automobile while employed by our company; (f) reimbursement for expenses related to Mr. Gales’ relocation to the Minneapolis, Minnesota metropolitan area; (g) the right to receive 6,000 units at each anniversary of the effective date of the agreement, up to a maximum of 30,000 units; (h) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses; and (i) at least three weeks annually of paid vacation time off in accordance with our normal policies.

Mr. Gales agreed, as part of the employment agreement, that (a) he will not divulge our confidential information or any know-how or trade secret information conceived or originated by him during his employ; (b) he will not take a corporate opportunity from our company; (c) he will not engage in competition with our company; (d) he will not attempt to hire an employee of our company during his employ or during a 12-month period thereafter; (e) he will not solicit our customers or suppliers during his employ or during the 24-month period thereafter; and (f) he will disclose to, and give all rights and ownership to, us in any improvements, inventions or copyrightable material he conceives during his employ and relating to our business.

Mr. Gales and our company agreed that for purposes of determining payments to which Mr. Gales is entitled to receive following his resignation on April 18, 2008, Mr. Gales is entitled to the severance benefits consistent with his employment agreement, which are summarized in this paragraph. Pursuant to his employment agreement, if Mr. Gales’ employment was terminated by our company without “cause” or by Mr. Gales for “good reason,” or if our company acted to preclude renewal of the agreement other than in circumstances where Mr. Gales was not entitled to receive any material part of his annual cash performance bonus, Mr. Gales was entitled to receive certain severance payments and benefits, including: (a) a lump-sum amount equal to Mr. Gales’ annual base salary at the highest rate in effect at any time in the one-year period preceding termination of employment, plus an amount equal to his target annual cash performance bonus (or two times the target bonus if the termination occurs in connection with or after a change in control); (b) health, dental and life insurance benefits for Mr. Gales and his dependents for a 24-month period, to the extent that such benefits were in effect at termination, unless Mr. Gales obtains such coverage through any other employer; (c) a payment equal to the pro rata portion of any annual cash performance bonus that would have been payable to Mr. Gales during the fiscal year the termination occurs; and (d) all other applicable post-termination benefits under benefit plans and programs then applicable to Mr. Gales in accordance with these plans and programs. Upon termination, Mr. Gales promptly delivered to us any and all company records and property in his possession or under his control.

Richard R. Peterson.  On December 11, 2007, we entered into an amended and restated employment agreement with Richard Peterson. The agreement calls for Mr. Peterson to receive (i) an annual base salary of $200,000; (ii) the right to participate in all employee benefit plans and programs of our company; (iii) use of an automobile while employed by our company; (iv) three weeks annually of paid vacation time off in accordance with our normal policies; (v) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses; and (vi) an annual cash performance bonus of up to 25% of his base salary based on achievement of certain criteria established by our compensation committee. The agreement was amended in December 2008 to among other things give Mr. Peterson a $75,000 increase in annual salary retroactive to October 16, 2008.

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

Perry C. Johnston.  On December 11, 2007, we entered into an amended and restated employment agreement with Perry Johnston The agreement calls for Mr. Johnston to receive (i) an annual base salary of $200,000; (ii) the right to participate in all employee benefit plans and programs of our company; (iii) three weeks annually of paid vacation time off in accordance with our normal policies; (iv) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses; (v) an annual cash performance bonus of up to 25% of his base salary based on achievement of certain criteria established by our compensation committee; and (vi) a relocation package of $125,000.

Mr. Johnston has agreed, as part of the employment agreement, that (a) he will not divulge our confidential information or any know-how or trade secret information conceived or originated by him during his employ; (b) he will not take a corporate opportunity from our company; (c) he will not engage in competition with our company; (d) he will not attempt to hire an employee of our company during his employ or during a 24-month period thereafter; (e) he will not solicit our customers or suppliers during his employ or during the 24-month period thereafter; and (f) he will disclose to, and give all rights and ownership to, us in any improvements, inventions or copyrightable material he conceives during his employ and relating to our business.

If Mr. Johnston’s employment is terminated by our company without “cause” or by Mr. Johnston for “good reason,” Mr. Johnston shall receive certain severance payments and benefits, including (aa) an amount equal to 52 weeks of Mr. Johnston’s weekly base salary at the time of termination of employment, paid in installments in accordance with our regular payroll practices; (bb) a payment equal to the pro rata portion of any annual cash performance bonus that would have been payable to Mr. Johnston during the fiscal year in which the termination occurs; and (cc) health, dental, disability and life insurance benefits for Mr. Johnston and his dependents for a 12-month period, to the extent that such benefits were in effect at termination, unless Mr. Johnston obtains such coverage through any other employer. In addition, if Mr. Johnston’s employment terminates for the reasons described above in connection with or within two years after a change in control, he will receive an additional 52 weeks of base salary. Upon termination, Mr. Johnston shall promptly deliver to us any and all company records and property in his possession or under his control.

Project Development Fee

We entered into a project development fee agreement on May 18, 2005 with Mr. Stephenson and Mr. Holmes a former director, in exchange for their efforts to organize our company and develop our Nebraska plant. Under the agreement, we agreed to pay Mr. Stephenson and Mr. Holmes, together, a total fee equal to 1% of the total project cost for the Nebraska plant. Based on the $157,000,000 approximate cost of the Nebraska plant, we issued an aggregate of 157,000 units, as the fee is payable in units valued at $10 per unit. We issued 132,000 of these units to Mr. Stephenson, including 32,000 units issued in 2008, and 25,000 of these units to Mr. Holmes.

A majority of our disinterested directors approved the project development fee agreement, with Mr. Stephenson and Mr. Holmes abstaining. These disinterested directors had access to our legal counsel.

Restricted Unit Grants

Strategic Bonus Awards.  We entered into restricted unit agreements with entities owned by Revis L. Stephenson III and Donald E. Gales pursuant to which units restricted as to transfer and subject to possible forfeiture are issued as the strategic bonuses contemplated by the employment agreements with these individuals. These agreements provided that for each additional ethanol production or co-production facility in addition to the Nebraska plant whose acquisition or construction the Board approves, one restricted unit will be issued to Stephenson Holdings, Inc., an entity owned by Mr. Stephenson, for each 1,000 gallons of ethanol production capacity to be acquired or built on or prior to April 3, 2009, and 0.15 restricted units will be issued to Gales Holdings, Inc., an entity owned by Mr. Gales, subject to the same ethanol capacity requirement. The maximum number of restricted units that may be issued under these agreements was 300,000 and 45,000 units, respectively. Half of any restricted units vested when the Board certified operations relating to the additional production capacity, and 25% of the remaining units vest on each of the first and second anniversaries of the certification date. Vesting will be accelerated if the applicable individual’s employment is terminated due to death or disability or by the company within a year after a change in control. On November 8, 2006 39,000 restricted units were granted to Stephenson Holdings, Inc. and 5,850 restricted units were granted to Gales Holdings, Inc. due to our acquisition of the partnership interests of Heartland Grain Fuels. In October 2007, an additional 40,000 restricted units were granted to Stephenson Holdings, Inc. and 6,000 restricted units were granted to Gale’s holdings, Inc. in connection with the expansion of production capacity at the Aberdeen, South Dakota plant. Mr. Gales had 4,463 of these strategic bonus units forfeited upon his termination in April 2008.

Other Awards.  On July 31, 2007, the board of directors, upon the recommendation of the compensation committee, granted Gales Holdings, Inc., an affiliate of Mr. Gales, an award of 24,000 restricted units to complement an earlier award of 6,000 units and satisfy the company’s obligation under Mr. Gales’ employment agreement to issue up to 30,000 units to him. Of the 24,000 restricted units, 3,000 vested on October 1, 2007; the remainder of the restricted membership units was forfeited upon Mr. Gale’s resignation. The board of directors also granted Peterson Holdings, Inc., an affiliate of Mr. Peterson, and Perry Johnston awards of 15,000 restricted units that vest in equal installments over five years. Vesting of these awards will be accelerated if their employment is terminated due to death or disability or by our company without cause within a year after a change in control. The restricted unit agreements for these restricted units granted to Messrs. These awards contain put rights, which provide the right to sell back up to 40% of the vested membership units to our company at the then-current fair market value of the membership units to cover the related tax requirements of the individual officers. In March 2008 Messrs. Gales and Peterson each exercised put rights for the sale of 1,200 units at $14.00 per unit. In December 2008 Messrs. Peterson and Johnston each exercised put rights for the sale of 1,200 units at $2.55 per unit.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table sets forth certain information concerning equity awards outstanding to the named executive officers at September 30, 2008.

Unit Awards
				Equity Incentive	Equity Incentive
				Plan Awards:	Plan Awards:
	Number of		Market Value of	Number of	Market or Payout
	Units That Have		Units That Have	Unearned Units	Value of Unearned
	Not Vested		Not Vested	That Have Not	Units That Have
Name	(#)		($)(1)	Vested (#)(2)	Not Vested ($)(1)

Revis L. Stephenson III	29,750	(3)	75,863	221,000	563,550
Donald E. Gales	—		—	—	—
Richard R. Peterson	12,000	(4)	30,600	—	—
Perry C. Johnston	15,000	(5)	38,250	—	—

(1)	Amount shown based on a unit price of $2.55, which was the estimated market value of the units at the end of fiscal 2008.

(2)	Amounts shown represent the additional units that may be earned by Mr. Stephenson under restricted unit agreement evidencing a strategic bonus awards. The terms of these awards, including the circumstances under which the units may be earned and become vested, are described above under the captions “Restricted Unit Grants — Strategic Bonus Awards.”

(3)	10,000 of these units vested in October 2008, 9,750 vested in November 2008 and 10,000 vest in October 2009.

(4)	3,000 of these units vest on each October 1 of the years 2008-2011.

(5)	3,000 of these units vest on each October 1 of the years 2008-2012.

Payments Upon Resignation, Retirement or Other Termination

The employment agreement for each named executive officer provides for severance payments in certain circumstances, as described above under the caption “Employment Agreements With Named Executive Officers.” As described above under the caption “Restricted Unit Grants,” the vesting of restricted unit awards to named executive officers will accelerate if the individual’s employment is terminated due to death or disability.

Our employees, including the named executive officers, may participate in a tax-qualified 401(k) retirement plan. Under that plan, an employee may contribute up to the annual federal limitation. We match the first 5% of an employee’s contributions. The employee’s contributions and our match vest immediately.

Change in Control Arrangements

On July 31, 2007, the board of directors, upon the recommendation of the compensation committee, granted to the named executive officers and one other executive officer the right to receive units on the terms and conditions included in the form of change in control agreement approved by the compensation committee. The board granted Mr. Stephenson the right to receive 32,500 units, Mr. Gales, the right to received 22,000 units and Mr. Peterson, the right to receive 14,000 units if the individual’s employment is terminated by our company or its successor without cause within 60 days prior to or within two years after a change in control of the company.

As described above under the caption “Employment Agreements With Named Executive Officers,” if a named executive officer’s employment is terminated by our company without cause or by the individual for good reason in connection with or after a change in control, the individual will receive enhanced severance benefits. As described above under the caption “Restricted Unit Grants,” the vesting of restricted unit awards to named executive officers will accelerate if the individual’s employment is terminated by our company or its successor within a year after a change in control.

For purposes of these agreements, a change in control is generally defined as (1) the acquisition by any individual, entity or group of beneficial ownership of 30% or more of our membership units, (2) certain changes in the composition of our Board, (3) consummation of a reorganization, merger, consolidation or statutory exchange of our membership units, (4) consummation of a sale or other disposition of all or a substantial portion of our assets or (5) in some agreements, approval by our unit holders of a complete liquidation or dissolution of us. Each of these transactions is subject to certain exceptions, including if a change of control transaction is caused by a group, acting in concert, which includes the executive.

For purposes of these agreements, “cause” is generally defined to include (1) acts of dishonesty intended to result in personal enrichment at the expense of the company, (2) unlawful conduct or gross misconduct that is materially injurious to the company, (3) conviction for a felony, (4) willful and deliberate breach of fiduciary obligations, (5) persistent failure to perform material duties, or (6) a material breach of the applicable agreement by the individual. “Good reason” is generally defined to include (a) material breach of the applicable agreement by the company, (b) a material adverse change in the individual’s duties, responsibilities or authority, (c) failure to pay or reduction in base salary or bonus, (d) a material adverse change in reporting relationships, (e) a failure by the company to assign or a successor to assume the applicable agreement, (f) requiring the individual to be based more than 50 miles from Minneapolis, Minnesota, or (g) in the case of employment agreements for Messrs. Stephenson and Gales, the individual providing notice of intent to terminate within 180 days of the first change in control to occur during the term of the agreement.

Director Compensation

In connection with their service on our board of directors, for fiscal 2008 each of our non-employee directors received a $10,000 annual retainer and an additional $250 for each meeting the directors attended and $250 for each committee meeting attended. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committees.

The following table shows director compensation earned for each of our non-employee directors during the fiscal year ended September 30, 2008.

	Fees Earned or	Stock	All Other
Name	Paid in Cash ($)	Awards ($)	Compensation ($)	Total ($)

Robert Bettger	13,167	—	—	13,167
Larry L. Cerny	17,750	—	—	17,750
Richard Hughes	12,167	—	—	12,167
John E. Lovegrove	28,500	—	—	28,500
Troy Otte	18,750	—	—	18,750
Keith Spohn	15,500	—	—	15,500
Robert W. Holmes	28,750	—	—	28,750
Dale Locken	24,750	—	—	24,750
Scott Brittenham	833	—	—	833
Thomas Ravencroft	2,583	—	—	2,583

In connection with their service on our board of directors, for fiscal 2009 each of our non-employee directors will receive a $10,000 annual retainer and an additional $250 for each meeting the directors attended and $250 for each committee meeting attended. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 26, 2008, the ownership of units by each member whom we know to own beneficially more than 5% of the outstanding units, each director, each executive officer and all executive officers and directors as a group. At the close of business on December 26, 2008, there were 12,666,762 units issued and outstanding, each of which is entitled to one vote.

Unless otherwise indicated, the listed beneficial owner has sole voting power and investment power with respect to such units, no director or executive officer has pledged as security any units shown as beneficially owned, and the mailing address for each person listed in the table is 10201 Wayzata Blvd., Suite 250, Minneapolis, MN 55305.

			Percentage of
	Amount and Nature of		Outstanding
Name of Beneficial Owner or Identity of Group	Beneficial Ownership		Membership Units

Non-Employee Directors:
Larry L. Cerny	30,000	(1)	*
John E. Lovegrove	43,000	(2)	*
Keith Spohn	20,000	(3)	*
Scott Brittenham	3,250,000	(4)	25.7%
Thomas A. Ravencroft	18,900	(5)	*
Troy Otte	34,500		*
Named Executive Officers:
Revis L. Stephenson III	294,845	(6)	2.3%
Richard R. Peterson	12,600	(7)	*
Perry Johnston	13,800	(8)	*
Don Gales	22,687	(9)	*
Executive officers and directors as a group (14 persons)	5,213,936	(11)	41.2%
Other beneficial owners:
South Dakota Wheat Growers Association 110 6th Avenue SE Aberdeen, SD 57402	1,271,452		10.0%
Tennessee Ethanol Partners, L.P. Rockefeller Center, 7th Floor 1230 Avenue of the Americas New York, NY 10020	3,250,000	(10)	25.7%

*	Less than 1%.

(1)	Units are owned by the Larry L. Cerny Trust, Larry L. Cerny is the creator of the trust. 15,000 of these units are pledged as security.

(2)	Includes units owned jointly with Mr. Lovegrove’s spouse. Certain of these units are pledged as collateral to secure a loan, the proceeds of which were used to finance the purchase of the units.

(3)	Includes units owned jointly with Mr. Spohn’s spouse. Certain of these units are pledged as collateral to secure a loan, the proceeds of which were used to finance the purchase of the units.

(4)	Includes 3,250,000 units held by Tennessee Ethanol Partners, L.P. Mr. Brittenham serves on the board and as President and Chief Executive Officer of Tennessee Ethanol Partners, L.P. Mr. Brittenham disclaims beneficial ownership of these securities.

(5)	Includes 18,900 units held in the name of the Thomas A. Ravencroft Declaration of Trust, Mr. Ravencroft is the creator of the Trust.

(6)	Includes 79,000 membership units issued under a restricted unit agreement to an affiliate of Mr. Stephenson, of which 10,000 membership units remain restricted and subject to possible forfeiture until they vest in October 2009. The table does not include up to 221,000 restricted units that may be issued to an affiliate of Mr. Stephenson pursuant to a restricted unit agreement. Of the membership units reported as beneficially owned, 120,000 membership units are pledged.

(7)	Includes 12,600 restricted units issued to an affiliate of Mr. Peterson. Of these units, 3,600 membership units are vested and the remainder will vest over a three year period ending on October 1, 2011.

(8)	Includes 13,800 restricted units held by Perry C. Johnston. Of these units, 1,800 membership units are vested and the remainder will vest over a four year period ending on October 1, 2012.

(9)	Includes 22,687 units issued to an affiliate of Don Gales.

(10)	Ethanol Capital Management, LLC, an affiliate of Tennessee Ethanol Partners, has shared voting and investment power over the units.

(11)	Include units issued to former directors and affiliates, including the 1,272,452 units held by South Dakota Wheat Growers Association in which our former director Dale Locken is the Chief Executive Officer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Approval Policy

We require that all future transactions with related persons will be no less favorable to us than those generally available from unaffiliated third parties. All future related party transactions, other than grain purchases, will be approved by a majority of the disinterested directors.

Transactions with Promoters and Related Persons

In addition to compensatory transactions described under “Executive Compensation,” we have engaged in the following transactions with our related persons:

Purchase of Project Development Fee Units

On June 27, 2008, we purchased 36,155 membership units from Revis L. Stephenson III, our chief executive officer and a member of our board of directors, and 6,848 membership units from Robert W. Holmes, a former member of our board of directors, at a price of $10.06 per membership unit. The purchase was approved by our board of directors (other than Messrs. Stephenson and Holmes) and the purchase price was based on a valuation of our company performed by an outside valuation firm. We purchased these membership units in order to provide these individuals with sufficient cash to pay taxes due upon the vesting of the illiquid membership units granted.

Purchase of Employment Agreement Units

On March 20, 2008, we purchased 1,200 membership units from Don Gales, our former chief operating officer and president and 1,200 membership units from Richard R. Peterson our interim chief executive officer and chief financial officer, at a price of $14.00 per membership unit equal to the estimated price of our units as reported in our Form 10-KSB for fiscal 2007. On December 12, 2008, we purchased 1,200 membership units each from Messrs. Peterson and Johnston at a price of $2.55 per membership unit based on a recent independent evaluation. These purchases were approved by our board of directors. We purchased these membership units in order to provide these individuals with sufficient cash to pay taxes due upon the vesting of the illiquid membership units granted.

Convertible Promissory Notes Issued to Ethanol Investment Partners, LLC

On April 20, 2007, we entered into a note purchase agreement with Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, L.P., an existing unit-holder, pursuant to which we issued to Ethanol Investment Partners a $10 million 15% subordinated convertible promissory note. We also granted Ethanol Investment Partners an option exercisable until June 13, 2007 to purchase an additional 15% subordinated convertible promissory note of up to $25 million. On June 13, 2007, Ethanol Investment Partners exercised this option to purchase a $15.9 million 15% subordinated convertible promissory note dated June 20, 2007. Scott Brittenham, one of our directors, is president and chief executive officer of Ethanol Investment Partners.

The notes bore interest at 15% per annum compounded quarterly and matured on one year from the date of issue of the second note. The principal and accrued but unpaid interest on the notes were converted automatically at maturity into the right to receive 1,894,903 membership units upon delivery to us of Ethanol Investment Partners’ signature page to our operating agreement at $16.00 per unit. Ethanol Investment Partners is also obligated to surrender or cause to be surrendered the notes, duly endorsed. The conversion rights were disputed and in October 2008, a settlement agreement was reached in which Ethanol Investment Partners, LLC received 2,750,000 units for converting the notes.

In the note purchase agreement, we agreed that, provided that a note is outstanding or has been converted into membership units, our board of directors will at our next annual meeting and thereafter for so long as Ethanol Investment Partners owns a note or the membership units issued upon conversion, require each of our directors and executive officers to (a) recommend to our members at any meeting of the members at which directors are elected, the election of one nominee of Ethanol Capital Management LLC (an affiliate of Ethanol Investment Partners) to the board, (b) vote the membership units they own or control at any time to elect the Ethanol Capital Management nominated person to the board of directors, and (c) not take any action to remove the Ethanol Capital Management nominee from the board of directors. Within ten business days of the execution of the note purchase agreement, we agreed to cause each of our directors and executive officers to execute and deliver to Ethanol Investment Partners a voting agreement evidencing these board rights. We also granted Ethanol Investment Partners board observation and inspection rights in connection with their investment, which expired upon election of a nominee to the Board

Finally, in connection with the issuance of the note, we entered into a letter agreement with Ethanol Investment Partners pursuant to which we agreed, subject to approval from South Dakota Wheat Growers, to enter into a registration rights agreement that grants them up to two demand and unlimited piggyback registration rights under certain circumstances. We entered into this agreement on June 25, 2007.

Grain Purchases from South Dakota Wheat Growers Association.

At the closing of South Dakota Wheat Grower’s sale of its interests in Heartland Grain Fuels and Dakota Fuels to our company, we entered into a grain origination agreement with South Dakota Wheat Growers, which we refer to as SDWG, pursuant to which SDWG will provide the corn required for the operation of the South Dakota plants, including the Aberdeen plant expansion. Subsequent to the execution of this agreement, Dale Locken, the chief executive officer of SDWG, became a member of our board of directors. During fiscal 2008, we purchased $131.3 million of corn from SDWG pursuant to this grain origination agreement. Mr. Locken has no interest in the grain origination agreement other than in his role as the chief executive officer of SDWG. Mr. Locken is no longer a director of the Company.

Grain Purchases from Directors

During fiscal 2008, we made payments for corn purchased for the operation of our Nebraska plant to several of our directors and entities associated with our directors, as summarized in the table below:

	Purchases During
Director	Fiscal 2008

Robert E. Bettger	$373,153	(1)
Richard W. Hughes	65,192	(2)
John E. Lovegrove	430,603	(3)
Troy Otte	1,052,653	(4)
Keith E. Spohn	192,459	(5)

(1)	Includes $87,287 in purchases from Mr. Bettger, $32,910 in purchases made from Mr. Bettger’s wife and $269,409 from partnerships owned in part by Mr. Bettger. Mr. Bettger is no longer a director of the Company.

(2)	Includes purchases from a corporation controlled by Mr. Hughes. Mr. Hughes is no longer a director of the Company.

(3)	Includes purchases made from a corporation controlled by Mr. Lovegrove.

(4)	Includes $105,994 in purchases from Mr. Otte and $946,659 in purchases from a limited liability company in which Mr. Otte has a 50% ownership interest.

(5)	Includes purchases from a corporation controlled by Mr. Spohn.

All purchases were made at the prevailing market prices at the time and we expect that purchases will continue on market terms in the future.

Transactions with Bettger Brothers Partnership

We entered into a farm lease and security agreement with the Bettger Brothers Partnership owned by Robert E. Bettger, with a term from January 1, 2008 to December 31, 2008 with automatic one year renewal periods, by which we lease approximately 70 acres to the partnership for farming purposes in exchange for 30% of all grain produced from the leased property.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. We have determined that three of our directors, Larry L. Cerny, Thomas A Ravencroft and Keith E. Spohn, are independent within the definition of independence provided by Rules 4200 and 4350 of the Nasdaq Stock Market. Under Nasdaq Stock Market independence standards applicable to committees of the board of directors, Scott Brittenham, Revis Stephenson, John E. Lovegrove and Troy Otte, members of the compensation, executive and nominating committees, would not be considered independent members of those committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by McGladrey & Pullen LLP

In addition to reimbursement for certain out-of-pocket expenses, the following table presents the aggregate fees billed for professional services by McGladrey & Pullen LLP and its affiliate, RSM McGladrey, Inc. in the years ended September 30, 2008 and 2007 for these various services:

	Fiscal 2008	Fiscal 2007
Description of Fees	Amount	Amount

Audit Fees	$239,900	$294,400
Audit-Related Fees	—	—

Total Audit and Audit-Related Fees	239,900	294,400
Tax Fees:
Tax Compliance Fees	69,488	19,283
Tax Consultation and Advice Fees	112,613	—

Total Tax Fees	182,101	19,283
All Other Fees	—	—

Total	$422,001	$313,683

Audit Fees

Audit fees consist of fees billed by McGladrey & Pullen LLP for audit services related to:

2008 services related to review of our interim financial statements, RIN agreed upon procedures, audit of our fiscal year-end consolidated financial statements, separate audits of ABE Fairmont, LLC and Heartland Grain Fuels, LP. 2007 services related to review of our interim financial statements, audit work on the Heartland Grain Fuels, L.P. 2007 acquisition, a contemplated audit report for the period ending June 30, 2007, and audit of our fiscal year-end financial statements.

In addition to, fees for both years include audit services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements, such as comfort letters, consents related to Securities and Exchange Commission registration statements (including our registration statements on Form SB-2), and other services related to Securities and Exchange Commission matters for the fiscal year.

Audit-Related Fees

We were not billed any amounts by McGladrey & Pullen LLP for audit-related services during fiscal 2008 or fiscal 2007.

Tax Compliance Fees

We were billed $69,488 and $19,283 by RSM McGladrey, Inc. an entity associated with McGladrey & Pullen LLP for compliance services during the years ended September 30, 2008 and 2007, respectively. Compliance services consist of planning and preparation of corporate tax return and related filings.

Tax Consultation and Advice Fees

We billed $112,613 and none by RSM McGladrey, Inc. an entity associated with McGladrey & Pullen LLP for tax consultation and advice fees mostly related to cost segregation studies and other business advice matters for fiscal 2008 and 2007, respectively.

All Other Fees

We were not billed any amounts by McGladrey & Pullen LLP for other products and services during fiscal 2008 or fiscal 2007.

Pre-Approval Policies and Procedures

In accordance with Section 10(A)(i) of the Securities and Exchange Act of 1934, our audit committee approves the engagement of our independent accountants to render audit and non-audit services before those services are rendered, considering, among other things, whether the proposed engagement would impact the independence of the auditors. All of the fees reflected above were approved by the audit committee and all of the work was performed by full-time, permanent employees of McGladrey & Pullen LLP and RSM McGladrey, Inc.

ITEM 15.	EXHIBITS.

(1) Financial Statements — An index to our financial statements is located above on page 38 of this report. The financial statements appear on page 39 through page 57 of this report.

(2) Exhibits — The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2008.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/s/ Richard R. Peterson
Richard R. Peterson
Interim Chief Executive Officer, Vice President of
Accounting and Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 29, 2008.

Name	Title

/s/ Richard R. Peterson Richard R. Peterson	Interim Chief Executive Officer, Vice President of Accounting and Finance and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

* Scott Brittenham	Director

* Larry L. Cerney	Director

* Troy Otte	Director

* Keith E. Spohn	Director

* Revis L. Stephenson	Director

* Thomas A. Ravencroft	Director

* John E. Lovegrove	Director

/s/ Richard R. Peterson Richard R. Peterson, as power of attorney, where designated by *

EXHIBIT INDEX1

Exhibit
Number	Description	Method of Filing

2.1	Partnership Interest Purchase Agreement with HGF Acquisition, LLC, Aventine Renewable Energy, Inc., Dakota Fuels, Inc., South Dakota Wheat Growers Association, Heartland Producers, LLC, and Heartland Grain Fuels, L.P. dated as of November 7, 2006	Incorporated by reference(A)
2.2	Partnership Interest and Stock Purchase Agreement with HGF Acquisition, LLC, Heartland Grain Fuels, L.P, Heartland Producers, LLC, South Dakota Wheat Growers Association and Dakota Fuels, Inc. dated as of November 7, 2006	Incorporated by reference(B)
3.1	Certificate of Formation	Incorporated by reference(C)
3.2	Third Amended and Restated Operating Agreement dated February 1, 2006	Incorporated by reference(D)
4.1	Form of Certificate of Membership Units	Incorporated by reference(E)
4.2	Subscription Agreement of Registrant	Incorporated by reference(F)
4.4	Note Purchase Agreement with Ethanol Investment Partners, LLC dated as of April 20, 2007	Incorporated by reference(VV)
4.5	Form of 15% Subordinated Convertible Promissory Note issued to Ethanol Investment Partners, LLC	Incorporated by reference(WW)
4.6	15% Subordinated Convertible Note issued to Ethanol Investment Partners, LLC dated as of June 20, 2007	Incorporated by reference(XX)
4.7	Secured Term Loan Note issued to PJC Capital LLC dated October 17, 2007	Incorporated by reference(YY)
4.8	Warrant to Purchase Units of Advanced BioEnergy, LLC dated October 17, 2007	Incorporated by reference(ZZ)
10.1	Promissory Note (Operating Loan) and Loan Agreement with Farm Credit Services of America, PCA dated February 13, 2006	Incorporated by reference(G)
10.2	Master Loan Agreement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(H)
10.3	Amendment to Master Loan Agreement with Farm Credit Services of America, FLCA dated April 11, 2006	Incorporated by reference(I)
10.4	Statused Revolving Credit Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(J)
10.5	Construction and Revolving Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(K)
10.6	Construction and Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(UU)
10.7	Loan and Trust Agreement with the County of Fillmore, State of Nebraska and Wells Fargo N.A. dated April 1, 2006	Incorporated by reference(L)
10.8	Promissory Note issued to the County of Fillmore, State of Nebraska dated April 27, 2006	Incorporated by reference(M)
10.9	Subordinate Deed of Trust and Construction Security Agreement with Wells Fargo Bank dated April 27, 2006	Incorporated by reference(N)
10.10	Lump-Sum Design Build Agreement with Fagen, Inc. dated March 16, 2006*	Incorporated by reference(KKK)
10.11	ICM License Agreement with ICM, Inc. dated March 13, 2006	Incorporated by reference(O)

1 This is currently under review by F&B.

Exhibit
Number	Description	Method of Filing

10.12	Contract for Electrical Service with Perennial Public Power District dated April 25, 2006	Incorporated by reference(P)
10.13	Employment Agreement with Revis L. Stephenson III dated April 7, 2006+	Incorporated by reference(Q)
10.14	Employment Agreement with Don Gales dated April 7, 2006+	Incorporated by reference(R)
10.15	Track Material Purchase Agreement with the Tie Yard of Omaha dated May 5, 2006	Incorporated by reference(S)
10.16	Consulting Agreement with BioEnergy Capital Consultants, LLC dated March 22, 2005	Incorporated by reference(T)
10.17	Project Development Fee Agreement with Robert W. Holmes and Revis L. Stephenson III dated May 19, 2005	Incorporated by reference(U)
10.18	Planting Agreement for Crop Year 2005 with Bettger Brothers Partnership	Incorporated by reference(V)
10.19	Lock-Up Agreement with Revis L. Stephenson III, BioEnergy Capital Consultants LLC, Holmes Residuary Trust dated November 4, 2005	Incorporated by reference(W)
10.20	Letter Agreement with Oppenheimer & Co. Inc. dated November 22, 2005	Incorporated by reference(X)
10.21	Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group, L.L.C. dated July 19, 2006	Incorporated by reference(Y)
10.22	Distiller’s Grain Marketing Agreement with Commodity Specialist Company dated May 31, 2006	Incorporated by reference(LLL)
10.23	Farm Lease and Security Agreement with Bettger Brothers Partnership dated April 30, 2006	Incorporated by reference(MMM)
10.24	Agreement between Heartland Grain Fuels, LP and ICM, Inc. dated July 14, 2006	Incorporated by reference(JJ)
10.25	Letter of Intent with ICM, Inc. dated December 19, 2006*	Incorporated by reference(KK)
10.26	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006	Incorporated by reference(Z)
10.27	Amended and Restated Employment Agreement with Richard Peterson dated December 11, 2007+	Incorporated by reference(AA)
10.28	Restricted Unit Agreement with Stephenson Holdings, Inc. dated November 7, 2006+	Incorporated by reference(BB)
10.29	Restricted Unit Agreement with Gales Holdings, Inc. dated November 7, 2006+	Incorporated by reference(CC)
10.30	South Dakota Grain Fuels, L.P. Agreement of Limited Partnership dated August 27, 1991	Incorporated by reference(NNN)
10.31	Amendment to the Agreement of Limited Partnership of Heartland Grain Fuels, L.P. dated November 8, 2006	Incorporated by reference(OOO)
10.32	Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by reference(DD)
10.33	Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(EE)
10.34	Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(FF)

Exhibit
Number	Description	Method of Filing

10.35	Amendment to the Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(GG)
10.36	Amendment to the Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(HH)
10.37	Administrative Agency Agreement among Farm Credit Services of America, FLCA, CoBank, ACB and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by reference(II)
10.38	Ethanol Marketing Agreement between Heartland Grain Fuels, L.P. and Williams Ethanol Services, Inc. dated November 30, 2000, as amended*	Incorporated by reference(PPP)
10.39	By-Product Marketing Agreement between Heartland Grain Fuels L.P. and Dakotaland Feeds, LLC dated February 1, 2001*	Incorporated by reference(QQQ)
10.40	Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006*	Incorporated by reference(RRR)
10.41	Lump-Sum Design-Build Agreement between ABE Northfield, LCC and Fagen, Inc. dated February 7, 2007*	Incorporated by reference(LL)
10.42	Form of Change of Control Agreement dated July 31, 2007 between Advanced BioEnergy, LLC and each of Revis L. Stephenson III, Donald Gales and Richard Peterson+	Incorporated by reference(MM)
10.43	Restricted Unit Agreement dated July 31, 2007 between Advanced BioEnergy, LLC and Gales Holdings, Inc.+	Incorporated by reference(NN)
10.44	Restricted Unit Agreement dated July 31, 2007 between Advanced BioEnergy, LLC and Peterson Holdings, Inc.+	Incorporated by reference(OO)
10.45	Amended and Restated Employment Agreement with Perry C. Johnston dated December 11, 2007+	Incorporated by reference(PP)
10.46	Registration Rights Agreement with Ethanol Investment Partners, LLC dated June 25, 2007+	Incorporated by reference(QQ)
10.47	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006, as amended	Incorporated by reference(RR)
10.48	Lump-Sum Design-Build Agreement between ABE Northfield, LLC and Fagen, Inc. dated February 7, 2007, as amended*	Incorporated by reference(SS)
10.49	Advanced BioEnergy, LLC Promissory Note dated October 5, 2007	Incorporated by reference(TT)
10.50	Senior Credit Agreement dated as of October 1, 2007 among Heartland Grain Fuels, L.P., the lenders referred to therein and WestLB AG, New York Branch, as Administrative Agent, Collateral Agent, Issuing Bank, Lead Arranger, Sole Bookrunner and Syndication Agent	Incorporated by reference(AAA)
10.51	Accounts Agreement dated as of October 1, 2007 among Heartland Grain Fuels, L.P., Amarillo National Bank, as the Accounts Bank and Securities Intermediary, WestLB AG, New York Branch, as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Trustee of the Brown County, South Dakota Subordinate Solid Waste Facilities Revenue Bonds (Heartland Grain Fuels, L.P. Ethanol Plant Project) Series 2007A, as the Second Lien Agent for the Second Lien Claimholders	Incorporated by reference(BBB)

Exhibit
Number	Description	Method of Filing

10.52	Bond Trust Indenture dated as of October 1, 2007 between Brown County, South Dakota and Wells Fargo Bank, National Association as Bond Trustee	Incorporated by reference(CCC)
10.53	Loan Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and Brown County, South Dakota	Incorporated by reference(DDD)
10.54	Amendment to Grain Origination Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association	Incorporated by reference(EEE)
10.55	Membership Interest Pledge Agreement dated as of October 17, 2007 entered into by Advanced BioEnergy, LLC in favor of PJC Capital, LLC	Incorporated by reference(FFF)
10.56	Amendment to the Master Loan Agreement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(GGG)
10.57	Statused Revolving Credit Supplement to the Master Loan Agreement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(HHH)
10.58	Amendment to the Statused Revolving Credit Supplement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(III)
10.59	Amendments to the Construction and Term Loan Supplements entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(JJJ)
10.60	Change of Control Agreement between Advanced BioEnergy, LLC and William Paulson+	Incorporated by reference(SSS)
10.61	Restricted Unit Agreement dated December 27, 2007 between Advanced BioEnergy, LLC and Perry Johnston+	Incorporated by reference(TTT)
10.62	Master Amendment and Waiver Agreement to the Senior Credit Agreement between Heartland Grain Fuels, LP and the lenders referred to therin and WestLB AG, New York Branch, as Administrative Agent, Collateral Agent, Issuing Bank, Lead Arranger, sole Bookrunner and Syndication Agent	Incorporated by reference(UUU)
10.63	Ethanol Product Off-Take Agreement by and among Heartland Grain Fuels, LP and Conagra Trade Group, Inc.	Incorporated by reference(VVV)
10.64	Settlement Agreement and Release between Advanced BioEnergy, LLC, Ethanol Investment Partners, LLC and Ethanol Capital Management	Incorporated by reference(WWW)
21	List of Subsidiaries of the Registrant	Filed herewith
24	Powers of Attorney	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed herewith
32	Section 1350 Certifications	Filed herewith

*	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.

+	Management compensatory plan/arrangement.

(A)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(B)	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(C)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(D)	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Post Effective Amendment No. 1 to Registration Statement on Form SB-2, filed on February 10, 2006 (File No. 333-125335).

(E)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(F)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(G)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(H)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(I)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(J)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(K)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(L)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(M)	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(N)	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(O)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(P)	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(Q)	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(R)	Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(S)	Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(T)	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(U)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(V)	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed on August 12, 2005 (File No. 333-125335).

(W)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Pre-Effective Amendment No. 4 to Registration Statement on Form SB-2, filed on November 7, 2005 (File No. 333-125335).

(X)	Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed on February 10, 2006 (File No. 333-125335).

(Y)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2006 (File No. 333-125335).

(Z)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(AA)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2007 (File No. 000-52421).

(BB)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2006 (File No. 333-125335).

(CC)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2006 (File No. 333-125335).

(DD)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(EE)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(FF)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(GG)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(HH)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(II)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(JJ)	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on December 29, 2006 (File No. 333-125335).

(KK)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K/A, filed on December 22, 2006 (File No. 333-125335).

(LL)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on February 13, 2007 (File No. 000-52421).

(MM)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2007 (File No. 000-52421).

(NN)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2007 (File No. 000-52421).

(OO)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2007 (File No. 000-52421).

(PP)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2007 (File No. 000-52421).

(QQ)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(RR)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(SS)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(TT)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2007 (File No. 000-52421).

(UU)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299)

(VV)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on April 26, 2007 (File No. 000-52421).

(WW)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on April 26, 2007 (File No. 000-52421).

(XX)	Incorporated herein by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed on June 19, 2007 (File No. 000-52421).

(YY)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(ZZ)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(AAA)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(BBB)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(CCC)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(DDD)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(EEE)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(FFF)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(GGG)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(HHH)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(III)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(JJJ)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(LLL)	Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form SB-2, filed on September 13, 2006 (File No. 333-137299)

(MMM)	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form SB-2, filed on September 13, 2006 (File No. 333-137299)

(NNN)	Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299)

(OOO)	Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299)

(PPP)	Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299)

(QQQ)	Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299)

(RRR)	Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299)

(SSS)	Incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-KSB, filed on December 31, 2007 (File No. 000-52421).

(TTT)	Incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-KSB, filed on December 31, 2007 (File No. 000-52421).

(UUU)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB, filed on March 12, 2008 (File No. 000-52421).

(VVV)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2008 (File No. 000-52421).

(WWW)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 000-52421).

(YYY)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 000-52421).