Form 10-Q
period 2008-12-31
Advanced BioEnergy, LLC
filed 2009-02-13
CIK 1325740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2008
Commission file number: 000-52421
ADVANCED BIOENERGY, LLC
(Exact name of Registrant as Specified in its Charter)

Delaware	20-2281511
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
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
     As of February 12, 2009, the number of outstanding units was 12,656,762.

ADVANCED BIOENERGY, LLC
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,191	$14,762
Accounts receivable:
Trade accounts receivable	8,513	10,929
Due from broker	458	1,283
Other	123	183
Inventories	17,901	13,587
Prepaid expenses	2,075	1,937
Current portion of restricted cash	863	4,963

Total current assets	42,124	47,644

Property and equipment, net	245,276	251,611
Other assets:
Restricted cash	5,639	3,090
Deferred financing costs, net	6,043	6,306
Other assets	1,281	1,055

Total Assets	$300,363	$309,706

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$8,518	$8,966
Accrued expenses	7,825	6,383
Derivative financial instruments	—	1,242
Other liabilities	4,213	—
Current portion of long-term debt	134,484	134,534

Total current liabilities	155,040	151,125

Deferred income	6,732	6,732
Long-term debt	80,036	82,638
Other liabilities	—	1,786
Members’ equity:
Members’ capital	153,568	153,516
Retained deficit	(95,013)	(84,305)
Accumulated other comprehensive loss	—	(1,786)

Total members’ equity	58,555	67,425

Total liabilities and members’ equity	$300,363	$309,706

See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per unit data)
(Unaudited)

	Quarter Ended
	December 31,	December 31,
	2008	2007
Net sales
Ethanol and related products	$98,513	$52,596
Other	341	166

Total net sales	98,854	52,762
Cost of goods sold	98,778	48,021

Gross profit	76	4,741
Selling, general and administrative	2,492	3,561

Operating income (loss)	(2,416)	1,180
Other income	90	85
Interest income	79	242
Interest expense	(8,461)	(4,115)

Net loss	$(10,708)	$(2,608)

Other comprehensive income (loss):
Interest rate swap obligation	1,786	(1,407)

Comprehensive loss	$(8,922)	$(4,015)

Basic & diluted weighted average units outstanding	11,929,944	9,801,957
Loss per unit — basic and diluted	$(0.90)	$(0.27)
See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Changes in Members’ Equity
For the Quarter Ended December 31, 2008
(Dollars in thousands)
(Unaudited)

				Accumulated
				Other
	Member	Member	Retained	Comprehensive
	Units	Capital	Deficit	Income	Total
MEMBERS’ EQUITY — September 30, 2008	9,919,162	$153,516	$(84,305)	$(1,786)	$67,425
Issuance of previously subscribed units	2,750,000	—	—	—	—
Unit compensation expense	—	58	—	—	58
Put options exercised	(2,400)	(6)	—	—	(6)
Interest rate swap obligations	—	—	—	1,786	1,786
Net loss	—	—	(10,708)	—	(10,708)

MEMBERS’ EQUITY — December 31, 2008	12,666,762	$153,568	$(95,013)	$—	$58,555

See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Quarter Ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(10,708)	$(2,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,479	3,420
Amortization of deferred financing costs	263	127
Amortization of debt discount	—	565
Impairment of IRF purchase intangible	—	750
Unit compensation expense	58	491
Termination and accrual of interest rate swap settlement charges	4,213	—
Unrealized loss on derivative financial instruments	(1,242)	(177)
Changes in working capital components:
Receivables	3,301	(10,553)
Inventories	(4,314)	(1,773)
Prepaid expenses	(138)	(332)
Accounts payable	(448)	(10,550)
Accrued expenses	1,442	9,831

Net cash used in operating activities	(1,094)	(10,809)
Cash flows from investing activities
Purchase of property and equipment	(144)	(33,748)
Change in other assets	(226)	90
(Increase) decrease in cash held in escrow	1,551	(5,203)

Net cash provided by and used in investing activities	1,181	(38,861)
Cash flows from financing activities
Payments on debt	(2,652)	(47,001)
Proceeds from long-term debt	—	103,621
Repurchase of units	(6)	—

Net cash provided by and used in financing activities	(2,658)	56,620

Net increase (decrease) in cash and cash equivalents	(2,571)	6,950
Beginning cash and cash equivalents	14,762	7,111

Ending cash and cash equivalents	$12,191	$14,061

Supplemental disclosure of non cash transactions
Deferred financing cost paid from long term debt proceeds	$—	$5,984
Accounts payable incurred for construction in process	—	9,110
Financing costs amortized to construction in progress	—	108
Warrants issued in connection with debt	—	2,260
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $0 in 2008 and $1,160 in 2007	$3,603	$3,703
See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)
1. Organization and Significant Accounting Policies
          The consolidated financial statements include the accounts of Advanced BioEnergy, LLC and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) ABE Northfield, LLC, Indiana Renewable Fuels, LLC, ABE Heartland, LLC (f/k/a HGF Acquisition, LLC), Dakota Fuels, Inc. and Heartland Grain Fuels LP (“HGF”). All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The financial information as of December 31, 2008 and the results of operations for the quarter ended December 31, 2008 are not necessarily indicative of the results for the fiscal year ending September 30, 2009.
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
Fair Value of Financial Instruments
          Financial instruments include cash and cash equivalents, interest rate swaps, derivative financial instruments, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk and other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont approximate fair value. It is not practical to estimate the fair value of the PJC Capital or HGF debt instruments due to current financial conditions. With HGF’s inability to pay current debt service payments, it is unlikely that it would be able to obtain financing similar to its existing structure. The fair value of all other financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments. At December 31, 2008, the Company did not hold derivative positions that required any fair value analysis.
Derivative Instruments/Due From Broker
          The Company entered into derivative contracts to hedge its exposure to price risk related to forecasted corn purchases and forecasted ethanol sales. These derivative contracts are to be accounted for under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

          Although the Company believes its commodity derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings.
Interest Rate Swaps
          The Company entered into interest rate swaps with a notional amount of $66,000 through ISDA Master Agreements to lock in the cash outflows for interest on a portion of its floating-rate debt. Under the terms of the swaps, the Company paid a monthly fixed interest rate, which was 8.20% at December 30, 2008. The Company received monthly the variable interest rate of 6.45% on the interest rate swap. Pursuant to provisions in the ISDA Master Agreements the interest rate swaps were terminated in December 2008 as a result of defaulting on the interest payment due on the senior credit facility. The cancellation fee due for the terminated swap agreements is $4,213 and is classified as current other liabilities on the condensed consolidated balance sheet.
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
          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plants and that no impairment exists at December 31, 2008.
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
Loss Per Unit
          Basic and diluted loss per unit are computed using the weighted-average number of vested units outstanding during the period. Unvested units and units held in escrow are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted loss per unit as their effect would be anti-dilutive for the quarters ended December 30, 2008 and 2007.
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

Risks and Uncertainties
     The current U.S. recession has reduced the nations demand for energy. The recent bankruptcy filing of one of the industry’s major producers has resulted in great economic uncertainty about the viability of ethanol. The ethanol boom of recent years has spurred overcapacity in the industry and is currently exceeding the renewable fuels standards mandates. The average national ethanol spot market price has plunged over 30% since May 2008. The drop in crude oil prices from a record $150 a barrel to its recent price of less than $40 a barrel has resulted in the price of reformulated gasoline blend-stock for oxygen blending (RBOB) dropping below $1 per gallon in December 2008. With ethanol spot prices exceeding RBOB prices the economic incentives for blenders to continue using ethanol is less advantageous. This could result in significant reduction in the demand for ethanol. As such, the Company may need to evaluate whether crush margins will be sufficient to operate its plants and generate sufficient cash for debt service. In the event crush margins become negative for an extended period of time, the Company may be required to reduce capacity or shut down the plant.
2. Going Concern
          The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss of $10,708 and used cash of $1,094 from operating activities in the quarter ended December 31, 2008. At December 31, 2008 the Company’s current liabilities exceed its current assets by $112,916 and the Company was not able to make scheduled principal and interest payments on the $10,000 note due to PJC Capital and the $87,979 WestLB credit facility in October 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
          The Company believes its options for refinancing the PJC Capital note are significantly constrained due to continued disappointing economics related to the production of ethanol. The disappointing economics may force the Company to accept financing terms that may significantly impair or render worthless Advanced BioEnergy’s existing equity interest in ABE Fairmont, which constitutes the pledged collateral.
          The Company is continuing to explore all available strategic alternatives. This may include the sale or divestiture of specific operating assets, planned merger of all or a part of Advanced BioEnergy and its wholly owned subsidiaries, issuance of various debt instruments or the sale of equity securities.
          On October 22, 2008, HGF failed to pay approximately $1,414 of interest due on its existing WestLB syndicate term loans. On October 28, 2008 HGF received a notice of default and notice of suspension of project accounts from WestLB. On February 2, 2009, HGF and WestLB entered into a forbearance agreement in which WestLB agreed to forbear from exercising their rights and remedies under the senior credit agreement for defaults occurring until March 31, 2009. During the forbearance period, HGF will continue to accrue interest at the default rate and must meet certain production and financial benchmarks.
          Under current ethanol industry economics, HGF is not able to service its existing debt including its Brown County Subordinated Revenue Bonds totaling $19,000. The restructuring of the WestLB syndicate debt may result in a portion of this debt being converted into equity of HGF. A conversion of a portion of WestLB syndicate debt into HGF equity would reduce HGF’s debt service obligations in the future reducing both principal and interest payments due. Any conversion of WestLB syndicate debt into HGF equity would reduce Advanced BioEnergy’s existing ownership in HGF. Under current ethanol industry economics, the conversion of WestLB syndicate debt into HGF equity is expected to significantly reduce and possibly eliminate Advanced BioEnergy’s existing wholly owned equity interest in HGF. Additionally, any restructuring of the existing debt with the WestLB syndicate may cause a partial or total impairment of the outstanding Brown County Subordinated Revenue Bonds.
          Continuation of the Company is dependent on its ability to meet cash flow requirements through debt relief and improvement in related commodity markets. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.
          Management intends to seek relief as discussed above from its creditors on the timing and amounts of debt service payments and or sell certain assets or issue additional debt or equity securities to pay existing obligations.

The Company will focus on maximizing margin opportunities and seek efficiencies and expense savings where possible. However, there is no assurance that the Company will generate sufficient cash flows from operations or complete its financing plan or be able to sell certain assets to meet its obligations on a timely basis.
3. Inventories
          A summary of inventories and property and equipment at December 31, 2008 and September 30, 2008 is as follows (in thousands):

	December 31,	September 30,
	2008	2008
Corn	$7,084	$843
Chemicals	866	593
Work in process	2,097	3,524
Ethanol	5,215	4,503
Distillers grain	770	2,216
Supplies and parts	1,869	1,908

Total	$17,901	$13,587

          The Company performed a lower of cost or market analysis on inventory and determined that the market value of certain inventories were less than their carrying value. Based on the lower of cost or market analysis, the Company recorded a lower of cost or market charge on certain inventories of $219 and $0 for the quarters ended September 30, 2008 and 2007. The total charge was recorded in costs of goods sold.
4. Property and Equipment (in thousands)

	December 31,	September 30,
	2008	2008
Land	$3,992	$3,992
Buildings	21,273	21,169
Process equipment	251,822	251,688
Office equipment	1,267	1,267
Construction in process	22	116

	278,376	278,232
Accumulated depreciation	(33,100)	(26,621)

Property and equipment, net	$245,276	$251,611

5. Long Term Debt and Subsequent Events
          Long-term debt consists of the following (in thousands, except percentages):

	December 31,	December 31,	September 30,
	2008	2008	2008
	Interest Rate	Principal Amount	Principal Amount
HGF senior credit facility	8.29%	$87,979	$87,979
HGF working capital	8.5%	7,100	7,500
HGF subordinated solid waste facilities revenue bonds	8.25%	19,000	19,000
ABE Fairmont senior credit facility	4.50 - 7.53%	83,250	85,500
ABE Fairmont seasonal line	—	—	—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
Advanced BioEnergy secured term loan	18%	10,000	10,000
Other	7.5%	191	193

Total outstanding		214,520	217,172
Less: Amounts due within one year		(134,484)	(134,534)

Long-term debt		$80,036	$82,638

The estimated maturities of debt at December 31, as follows (in thousands):

2009	$134,484
2010	11,220
2011	11,221
2012	11,390
2013	11,215
Thereafter	34,990

Total debt	$214,520

Senior Credit Agreement for the South Dakota Plants
          On October 9, 2007, HGF entered into a $90,700 senior credit agreement with WestLB and a working capital and letter of credit facility in an aggregate amount of up to $8,000. The principal amount of the term loan facility is payable in equal quarterly payments of $1,361, the remaining principal amount is fully due and payable in 2014. Loans made under the working capital and letter of credit facility are fully due and payable in October 2012.
          HGF’s obligations under the senior credit agreement are secured by a first-priority security interest in all of the partnership interests in HGF and substantially all of HGF’s assets. Loans outstanding under HGF’s senior credit agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments and cash flows. At December 31, 2008, HGF had drawn $7,100 on the working capital loan and had no additional borrowings available. HGF must prepay the working capital loans to the extent that the prevailing borrowing base is less than the aggregate amount of these loans. In addition, the working capital loans must be paid in full for ten consecutive business days each calendar year.
          The HGF senior credit agreement contains customary events of default including defaults on other indebtedness by HGF or its general partner and certain changes of control. In October 2008, HGF was not able to make its quarterly interest payment of $1,414 on its senior term loan. WestLB has hired a third party consulting firm to assess HGF’s operations. On February 2, 2009, HGF and WestLB entered into a forbearance agreement in which WestLB agreed to forbear from exercising their rights and remedies under the senior credit agreement for defaults occurring until March 31, 2009. During the forbearance period, HGF will continue to accrue interest at the default rate and must meet certain production and financial benchmarks. As a result of the default, all principal payments owed to WestLB are classified as current debt .
          HGF has the option to select between two floating interest rate loans under the terms of the senior credit agreement. Base rate loans bear interest at the administrative agent’s base rate (which is the higher of the federal funds effective rate plus 0.50% and the administrative agent’s prime rate) plus 2.50% per annum. Eurodollar loans bear interest at LIBOR plus 3.50%. HGF is currently accruing interest on outstanding balances including unpaid interest at the current base rate loan plus a 2% default rate.
Subordinate Solid Waste Facilities Revenue Bonds
          On October 9, 2007, Brown County, South Dakota issued $19,000 of 8.25% subordinate solid waste facilities revenue bonds for the benefit of HGF. The bonds were issued pursuant to a bond trust indenture dated as of October 1, 2007 between the county and Wells Fargo Bank, National Association as trustee. HGF commences annual principal payments on its subordinated exempt facilities revenue bonds of $5,800 on January 1, 2016, $6,300 on January 1, 2017 and $6,900 on January 1, 2018. Interest due on the subordinate exempt revenue bonds is payable semi-annually on July 1 and January 1. The bonds are secured by a pledge to the trustee of a continuing security interest and lien in all of the estate, right, title and interest in and to ABE Heartland. In addition, HGF has granted a subordinate mortgage lien and security interest in its existing facilities to the trustee to secure the payment of the obligations of HGF. The bonds are subject to mandatory redemption upon a determination of taxability at a price of 108% of the principal amount plus interest accrued to the redemption date.
          Events of default under the indenture include nonpayment of principal or interest when due and payable, any event of default as defined in the senior credit agreement or the violation of any covenant, condition, agreement or provision contained in the bond, the indenture or the other bond documents. Upon any event of default, the trustee may declare, or be required to declare based on the request of at least 25% of the bondholders, pursuant to the terms of the indenture the entire principal amount of the bonds then outstanding and interest accrued immediately due and payable. As a result of HGF’s default on the senior credit facility, all principal amounts owed on the revenue bonds have been classified as current debt.

Senior Credit Facility for the Fairmont Plant
          ABE Fairmont entered into a $90,000 senior credit facility with Farm Credit for the construction of its 110 million gallons per quarter ethanol plant in Fairmont, NE. The construction financing was revised in December 2008 and consists of a $58,250 term loan, known as term loan A and a $25,000 revolving term loan, known as term loan B. Farm Credit also extended a $6,000 revolving credit facility for financing eligible grain inventory and equity in CBOT futures positions, which expires in February 2010. ABE Fairmont had not drawn any funds under the $6,000 revolving credit facility at December 31, 2008. Farm Credit also extended a $2,000 revolving credit facility for financing third party letters of credit, which expire in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease effectively reducing the financing available from the $2,000 revolving credit facility by $911.
          At December 31, 2008, ABE Fairmont had $58,250 outstanding on term loan A. ABE Fairmont must make 21 equal quarterly installments of $2,600 beginning in February 2009 through February 2014, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance on May 2014. For each fiscal year ending September 30, 2009 and 2010, ABE Fairmont must pay an additional amount equal to the lesser of $8,000 or 75% of its free cash flow. At December 31, 2008, ABE Fairmont had $25,000 outstanding on the revolving term loan B. On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of revolving term loan B in $5,000 increments due every six months.
          ABE Fairmont pays interest monthly at 7.53% on $20,000 and a variable rate based on the 30 day LIBOR rate on the remaining outstanding debt.
          The loans are secured by a first mortgage on all of ABE Fairmont’s real estate and a lien on all of ABE Fairmont’s personal property. While the credit facilities are outstanding, ABE Fairmont is subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. ABE Fairmont was in violation of certain covenants through November 2008. ABE Fairmont received a waiver for the covenant violations and amended the future covenant requirements for 2009. Due to the current ethanol and corn commodity environment, there can be no guarantee that ABE Fairmont will be able to meet future debt covenants. If ABE Fairmont is unable to meet future covenants, it will be in default, and will be required to obtain waivers from the bank and/or restructure the terms of the covenants. There is no guarantee that in the event ABE Fairmont fails future covenants that the bank would be willing or able to grant waivers or restructure the note. If a violation were to occur, the bank would have the right to call the note, which could be detrimental to ABE Fairmont’s future operations.
Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant
          ABE Fairmont has $7,000 of subordinate exempt facilities revenue bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan agreement is collateralized by the Fairmont plant assets. ABE Fairmont’s repayment of the loan and the security for the loan are subordinate to its senior loan and credit facility. Annual principal payments of $815 are required starting in December 2010 through December 2016, with the remainder due December 2017. ABE Fairmont is making semi-annual interest payments.
Secured Term Loan Note
          On October 17, 2007, the Company issued a one-year $10,000 secured term loan note to PJC Capital LLC. In connection with the note, the Company also issued a warrant to purchase 450,000 membership units at an exercise price per unit of $14.00. The warrant was recorded at a fair value of $2,260 as determined using the black scholes method, resulting in a debt discount which was amortized over the loan term. The warrant expires on October 17, 2012.
          The secured term loan note plus accrued and unpaid interest totaling $11,900 was outstanding at December 31, 2008. On October 16, 2008, Advanced BioEnergy failed to pay the outstanding principal and accrued interest due under the note and on October 17, 2008 Advanced BioEnergy received a notice of an event of default under the note. During the continuation of an event of default under the note, PJC Capital is entitled to the immediate right to enforce and realize upon the collateral securing the note (i.e. the equity interests in ABE Fairmont). PJC Capital’s rights include, among other things, the right to conduct a public or private sale of the pledged collateral. Additionally, pursuant to the pledge agreement, while an event of default is continuing under the note, PJC Capital is entitled to exercise all of the voting power with respect to the pledged collateral provided it has delivered notice to Advanced BioEnergy indicating its intention to exercise this voting power. As of the date of filing of this report, PJC Capital has not delivered this notice to Advanced BioEnergy. The Company is exploring various alternatives to obtain additional funding or sell certain assets to pay the PJC Capital obligation and is accruing interest at the default rate of 18%.
Subordinated Convertible Debt Financing
          In April 2007 and June 2007, the Company issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an existing investor in the Company, an aggregate of $25,929 of 15% subordinated convertible promissory notes. Per the note agreements, the principal and accrued interest on the notes converted into the right to receive 1,894,904 membership units in September 2008. The conversion rights were disputed and in October 2008 a settlement agreement was reached in which Ethanol Investment Partners, LLC received 2,750,000 units for converting the notes.
6. Member’s Equity
Convertible Notes
          As discussed in Note 5, the Company converted the $25,929 in subordinated convertible promissory notes plus accrued interest of $4,389 into member’s equity at an initial price of $16.00 per unit or approximately 1,895,000 units. Ethanol Investment Partners disputed certain items including the conversion rights and in October 2008, the Company reached a settlement agreement and release with Ethanol Investment Partners in which Ethanol Investment Partners received an aggregate of 2,750,000 units. As a result, Ethanol Investment Partners now owns approximately 26% of the Company’s outstanding units.
Restricted Unit Agreements
          The Company entered into restricted unit agreements with two officers under which the Company will issue up to 345,000 units based on achieving additional ethanol production capacity. The Company issued 90,850 units valued between $14.00 and $20.00 per unit, of which 14,463 were subsequently forfeited. The Company recorded related compensation expense of $35 and $406 in the quarters ended December 31, 2008 and 2007, respectively.
Employment Agreements
          The Company previously issued 70,000 restricted units to employees in connection with employment agreements of which 21,000 were subsequently forfeited. At December 31, 2008, the Company had a total of 36,400 unvested units issued. Each of the remaining awards vests as to 20% each year. The Company recorded related compensation expense of $23 and $85 in the quarters ended December 31, 2008 and 2007, respectively and expects to record an additional $279 of compensation expense over the next five years Each employee has put rights to sell up to 40% of the units vesting to the Company for the then current market price to cover the related tax requirements of the individual officers. In March and December 2008 two officers exercised their put rights for the sale of 2,400 units at $14.00 and $2.55 per unit, respectively.
Warrants
          In connection with the secured term note with PJC Capital in October 2007, the Company issued 450,000 warrants with an exercise price of $14.00 per unit and certain anti-dilution clauses. The warrants became immediately exercisable and expire in October 2012.
7. Major Customers
          In June 2008, HGF entered into an ethanol product off-take agreement with Gavilon pursuant to which HGF is required to sell its output of ethanol produced at HGF’s South Dakota plants, less certain E-85 and local promotion retained product, at accepted bid prices per gallon less a commission. This agreement may be terminated by either party with 180 days written notice. Commencing in October 2008, ABE Fairmont entered into an ethanol product off-take relationship with Gavilon pursuant to which ABE Fairmont sells its output of ethanol produced at ABE Fairmont’s Nebraska plant, less certain E-85 and local promotion retained product, at accepted bid prices per gallon less a commission.
          HGF is a party to a co-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds markets the local sale of ethanol co-products produced at the South Dakota plants to third parties for an agreed upon commission. ABE Fairmont is self marketing the distiller grains it produces.

          Sales and receivables from major customers were as follows (in thousands):

	December 31,	December 31,
	2008	2007
Gavilon —Ethanol
Three month revenues	$77,609	$—
Receivable balance	5,935	—
Dakotaland — HGF Distiller Grains
Three month revenues	4,942	2,557
Receivable balance	755	475
8. Risk Management
          The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed as an integral part of the overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempt to fix corn purchase prices and related sale prices of ethanol and distiller grains with forward purchase and sale contracts to lock in or enhance future operating margins. The Company entered into the following fixed price forward contracts at December 31, 2008 (in thousands):

Commodity	Quantity	Amount	Period Covered
Corn	2,316 bushels	$9,811	March 2009
Ethanol	7,792 gallons	10,868	January 2009
Dried Distiller Grains (Equivalents)	80 tons	10,548	June 2009
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

	Quarter Ended
	December 31,	December 31,
	2008	2007
Ethanol related losses	$—	$4
Corn losses	3,138	20
          Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and, therefore are not marked to market in the financial statements. Net unrealized losses of $0 and $1,242 at December 31, 2008 and 2007 are classified as derivative financial instruments on the balance sheet.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information Regarding Forward-Looking Statements
          The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements in other documents that we file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended September 30, 2008. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.
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
FACILITIES
          The table below provides a summary of our ethanol plants in operation as of February 10, 2009:

		Estimated
	Estimated	Annual	Estimated
	Annual	Distillers	Annual
	Ethanol	Grains	Corn
	Production (1)	Production(2)	Processed	Primary
Location	(Million gallons)	(Tons)	(Million bushels)	Energy Source	Builder
Fairmont, NE	110	354,000	39.3	Natural Gas	Fagen
Aberdeen, SD	9	29,000	3.2	Natural Gas	Broin
Huron, SD	32	103,000	11.4	Natural Gas	ICM
Aberdeen, SD	46	148,000	16.4	Natural Gas	ICM

Consolidated	197	634,000	70.3

(1)	Production capacity is calculated assuming a 5% denaturant blending percent. Beginning in 2009, the maximum allowable blending % is 2.5%.

(2)	All plants produce or will produce and sell wet and dried distiller grains. The stated quantities are on a fully dried basis operating at nameplate capacity.
          We believe that the Fairmont and Huron operating facilities are in adequate condition to meet our current and future production goals. The Aberdeen expansion facility completed in January 2008 has consistently operated at less than production capacity since June 2008 due to inadvertent damage caused to the molecular sieves during a routine maintenance operation. Currently, this facility is operating at 84% of production capacity. We believe we will cure the production issue in the next fiscal year and return to normal production capacity at a cost of $100,000 to $250,000. We believe that all plants are adequately insured for replacement cost plus related disruption expenditures.
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
PLAN OF OPERATION THROUGH DECEMBER 2009
          We expect to spend the next 12 months focused on curing existing debt financing and liquidity issues and improving margin opportunities at our existing facilities. Our primary focus for operational improvements at each of our operating facilities will include exploring methods to improve ethanol yield per bushel, increasing production capacity at each plant, reductions in operating costs and optimizing our commodity input costs (i.e. corn and natural gas).
     The current U.S. recession has reduced the nations demand for energy. The recent bankruptcy filing of one of the industry’s major producers has resulted in great economic uncertainty about the viability of ethanol. The ethanol boom of recent years has spurred overcapacity in the industry and is currently exceeding the renewable fuels standards mandates. The average national ethanol spot market price has plunged over 30% since May 2008. The drop in crude oil prices from a record $150 a barrel to its recent price of less than $40 a barrel has resulted in the price of reformulated gasoline blend-stock for oxygen blending (RBOB) dropping below $1 per gallon in December 2008. With ethanol spot prices exceeding RBOB prices the economic incentives for blenders to continue using ethanol is less advantageous. This could result in significant reduction in the demand for ethanol. As such, we may need to evaluate whether crush margins will be sufficient to operate its plants and generate sufficient cash for debt service. In the event crush margins become negative for an extended period of time, we may be required to reduce capacity or shut down our plants.
Financing and Existing Debt Obligations
Advanced BioEnergy
          We will continue to explore financing options to refinance Advanced BioEnergy’s note with PJC Capital. We received a notice of an event of default from PJC Capital under the terms of the note agreement on October 17, 2008. Advanced BioEnergy failed to pay the outstanding principal and accrued interest due on the maturity date of the note in the amount of approximately $11.4 million on October 16, 2008. While an event of default is continuing under the note, PJC Capital is entitled to exercise all of the voting power with respect to the pledged collateral (i.e. the equity interest in ABE Fairmont) provided it has delivered notice to Advanced BioEnergy indicating its intention to exercise this voting power. As of the date of this report PJC Capital has not delivered such notice. Under the terms of the note and continuing default ABE is accruing interest at the default rate of 18% per annum.
          We believe our options for refinancing the PJC Capital note are significantly constrained due to continued disappointing economics related to the production of ethanol. The disappointing economics may force us to accept financing terms which may significantly impair or render worthless Advanced BioEnergy’s existing equity interest in ABE Fairmont which constitutes the pledged collateral.
          We continue to explore all available strategic alternatives. This may include the sale or divestiture of specific operating assets, planned merger or sale of all or a part of Advanced BioEnergy and its wholly owned subsidiaries, issuance of various debt instruments or the sale of our equity securities. Our previous engagement of Piper Jaffray & Company, an affiliate of PJC Capital, to assist us in exploring strategic alternatives terminated on February 6, 2009.
ABE Fairmont
          We have received waivers for various covenant violations occurring between September 30, 2008 and November 30, 2008. The covenant violations during this period included violations of our net worth requirement and our fiscal year capital expenditure limitation. These violations have been waived for all applicable periods.
          We recently amended our credit facility for ABE Fairmont, including changes to the amortization of principal by consolidating certain term loans into a single term note, consolidation of certain term loans into a single revolving term note, extension of lines of credit, modification to interest rate calculations, approval of certain material agreements and more favorable financial covenants.
Heartland Grain Fuels
          On October 22, 2008, HGF failed to pay approximately $1.4 million of interest due on its existing WestLB syndicate term loans. On October 28, 2008 HGF received a notice of fefault and notice suspension of project accounts from WestLB. On February 2, 2009, HGF and WestLB entered into a forbearance agreement in which WestLB agreed to forbear from exercising their rights and remedies under the senior credit agreement for defaults occurring until March 31, 2009. During the forbearance period, HGF will continue to accrue interest at the default rate and must meet certain production and financial benchmarks.
          Under current ethanol industry economics, HGF is not able to service its existing debt including its Brown County Subordinated Revenue Bonds totaling $19.0 million. The restructuring of the WestLB syndicate debt may result in a portion of this debt being converted into equity of HGF. A conversion of a portion of WestLB syndicate debt into HGF equity would reduce HGF’s debt service obligations in the future reducing both principal and interest payments due. Any conversion of WestLB syndicate debt into HGF equity would reduce Advanced BioEnergy’s existing ownership in HGF. Under current ethanol industry economics, the conversion of WestLB syndicate debt into HGF equity is expected to significantly reduce and possibly eliminate Advanced BioEnergy’s existing wholly owned equity interest in HGF. Additionally, any restructuring of the existing debt with the WestLB syndicate may cause a partial or total impairment of the outstanding Brown County Subordinated Revenue Bonds.
RESULTS OF OPERATION
Quarter Ended December 30, 2008 Compared to Quarter Ended December 30, 2007
          The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended December 31, 2008 and 2007:

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	44,729	$1.75	24,188	$1.81
Dried distiller grains (tons)	84	129.60	49	142.78
Wet distiller grains (tons)	145	52.41	66	26.94

Corn (bushels)	16,518	$4.32	9,376	$3.70
Gas (mmbtus)	1,254	5.51	758	7.51
Net Sales
          Net sales for quarter ended December 31, 2008 were $98.9 million, compared to $52.8 million for the quarter ended December 31, 2007, an increase of $46.1 million or 87.4%. The increase is due in large part to the 110 million gallon annual production capacity added by the Fairmont plant completion in late October 2007 and the 46 million gallon annual production capacity added by the Aberdeen plant expansion completed in January 2008. The increases in quantities of ethanol and distiller grains sold, were offset by a 3.3% and 9.2% decrease in the selling price of ethanol and dried distiller grains, respectively. During the fiscal quarters ending December 31, 2008 and 2007, 79.9% and 83.2%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distiller’s grains.
Cost of Goods Sold
          Costs of goods sold for the quarter ending December 31, 2008 were $98.8 million, compared to $48.0 million for the quarter ending December 31, 2007, an increase of $50.8 million or 105.7%. This increase is directly related to our increased capacity from the Fairmont plant completion in late October 2007 and Aberdeen plant completed in January 2008. Costs of goods sold included corn related hedging gains of $3.1 million in the quarter ended December 31, 2008 and $20,000 in the quarter ended December 31, 2007. Corn costs represented 71.7% and 72.5% of cost of sales for the fiscal quarters ending December 31, 2008 and 2007. Physically delivered corn costs increased 16.8% from $3.70 per bushel in the quarter ending December 31, 2007 to $4.32 per bushel for the quarter ending December 31, 2008. Natural gas costs represented 7.0% and 11.9% of cost of sales for the fiscal quarters ending December 31, 2008 and 2007. Our average gas prices decreased from $7.51 per mmbtu in the quarter ending December 31, 2007 to $5.51 per mmbtu in the quarter ending December 31, 2008.
Gross Profit
          Our gross profit for the quarter ending December 31, 2008 was $76,000, compared to gross profit of $4.7 million for the quarter ending December 31, 2007. The decrease was primarily due to the decline in ethanol selling prices and the increase in corn costs, offset by corn related hedging gains.
Selling, General, and Administrative Expenses
          Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees as well as certain non-recurring charges. Overall selling, general and administrative costs declined approximately $1.1 million, or 30.0%, to $2.5 million for the quarter ending December 31, 2008. The prior year period costs included the impairment of $750,000 of additional acquisition costs related to our acquisition of Indiana Renewable Fuels, LLC. Selling, general and administrative expenses as a percentage of sales have declined from 6.7% in 2007 to 2.5% in 2008.

Interest Expense
          Interest expense for the quarter ending December 31, 2008 was $8.5 million, compared to $4.1 million for the quarter ended December 31, 2007, an increase of $4.4 million. In the quarter ended December 31, 2008, we recorded an interest charge of $4.2 million in connection with the cancellation of the $66 million of interest rate swaps. These swaps were terminated as a result of defaulting on HGF’s senior credit facility. Total debt decreased from $217.2 million at December 31, 2007 to $214.5 million at December 31, 2008. In the quarter ending December 31, 2007, $1.2 million of interest costs were capitalized into property, plant and equipment while the Aberdeen expansion facility was being constructed.
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
          In the first eleven months of 2008 the United States consumed 8.7 billion gallons of ethanol representing approximately 5 % of the finished motor gasoline gallons consumed. The United States produced 8.4 billion gallons of ethanol in the first eleven months of 2008 and imported the remainder. Ethanol is currently blended with gasoline to meet regulatory standards, as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative.
Legislation
          The ethanol industry is influenced by several economic incentives to produce ethanol, including federal and state ethanol supports.
The Renewable Fuels Standard
          The Energy Improvement & Extension Act of 2008 includes cellulosic ethanol supports applicable to corn-based ethanol and bolsters the Energy Independence and Security Act of 2007. These supports are expected to impact the ethanol industry by enhancing both the production and use of ethanol. This legislation modifies the provisions of the Energy Policy Act of 2005 that created a renewable fuels standard, known as the RFS. The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. RFS applies to refineries, blenders, distributors and importers, but does not restrict the geographic areas in which renewable fuels may be used. This should allow refiners, blenders, distributors and importers to use renewable fuel blends in those areas where it is most cost effective. The RFS requires that 11.1 billion gallons be sold or dispensed in 2009, increasing to 36 billion gallons by 2022.
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

The Clean Air Act and Oxygenated Gasoline Program
          Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Oxygenated Gasoline Program, which became effective in 1992. The Oxygenated Gasoline Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has also increased as the result of a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective in 1995, and requires the sale of reformulated gasoline in numerous areas to reduce pollutants, specifically those that contribute to ground level ozone, better known as smog. Reformulated gasoline that meets the performance criteria set by the Clean Air Act can be reformulated in a number of ways, including the addition of oxygenates like ethanol to the gasoline.
The Volumetric Ethanol Excise Tax Credit
          The use of ethanol as an alternative fuel source has been aided by federal tax policy. The full federal excise tax of 18.4 cents per gallon of gasoline is collected on all gasoline and allocated to the highway trust fund. Under the Volumetric Ethanol Excise Tax Credit, known as VEETC, a $0.45 per gallon credit is available on ethanol blended at 10% with specified fuels. Refiners and gasoline blenders apply for this credit. The VEETC makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether, known as ETBE, including ethanol in E85 (an 85% ethanol fuel blend) and E20 (a 20% ethanol fuel blend) in Minnesota. The per gallon credit is scheduled to expire on December 31, 2010.
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
COMPETITION
Our Primary Competition
          As of January 2009, Nebraska has 24 ethanol plants producing an aggregate of 1,690 million gallons of ethanol per year and South Dakota has 14 ethanol plants producing an aggregate of 899 million gallons of ethanol per year, including our plants. We will have to compete with these plants for ethanol sales, distiller’s grains sales and corn procurement.

          We market our ethanol primarily on a regional and national basis. We believe that we are able to reach the best available market through the use of experienced ethanol marketers and by the rail delivery methods we utilize. The RFA reports that as of January 2009, current U.S. ethanol production capacity is 10.6 billion gallons per year. On a national level there are numerous other production facilities with which we will be in direct competition, many of whom have greater resources than we do. Our plants compete with other ethanol producers on the basis of price, and to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain supplies at favorable prices.
          The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC, Cargill, Inc. and Hawkeye Renewables, LLC, all of which are capable of producing more ethanol than we produce. Producers of this size may have an advantage over us from economies of scale and negotiating position with purchasers. In addition, there are many regional, farmer-owned entities of a similar size and with similar resources to ours. Most ethanol plants also produce distillers grains.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
          Cash Flows Used in Operating Activities. Cash flows used in operating activities were $1.1 million for the quarter ended December 31, 2008 and $10.8 million for the quarter ended December 31, 2007. The operating cash used in 2008 was primarily related to an increase in prepayments required for certain corn purchases. We used significant amounts of cash for building inventories and receivable balances at the newly opened Fairmont plant in the quarter ended December 31, 2007.
          Cash Provided by and Used in Investing Activities. Investing activities provided $1.2 million of cash in the quarter ended December 31, 2008 due to certain cash escrow accounts being utilized for the payment of interest. Investing activities used $38.9 million in the quarter ended December 31, 2007 for costs incurred in constructing the Fairmont plant and Aberdeen expansion.
          Cash Provided by and Used in Financing Activities. Financing activities used $2.7 million in the quarter ended December 31, 2008 for scheduled principal payments and pay downs of working capital lines. Financing activities provided $56.6 million related to the WestLB refinancing and receipt of PJC Capital funds in the quarter ended December 31, 2007. Outstanding borrowings from long-term debt were an aggregate of $214.5 million at December 31, 2008.
Financing and Existing Debt Obligations
          Our business activities and plant operations are conducted through Advanced BioEnergy, LLC, ABE Fairmont and HGF. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. ABE Fairmont and HGF both have traditional project financing in place including senior secured financing, working capital facilities and subordinate exempt facilities revenue bonds. There are provisions preventing cross default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to utilize the cash and other financial resources of each subsidiary for the benefit of Advanced BioEnergy or the other subsidiaries with the exception of allowable distributions as defined in the separate financing agreements.
Advanced BioEnergy
          Advanced BioEnergy had cash and cash equivalents of $2.2 million and restricted cash of $2.5 million on hand at December 31, 2008. The restricted cash is held in escrow per the terms of our senior secured credit agreement with WestLB related to our HGF subsidiary and can only be used for potential maintenance expenditures that would have been covered by our contractor’s warranty, should the contractor be financially unable to fix the item. The restricted cash will become unrestricted under certain conditions on March 31, 2010.
          Advanced BioEnergy’s primary sources of cash is the issuance of our units, proceeds from debt instruments and a monthly management fee charged to each of our operating plants. Advanced BioEnergy provides margin management, finance and accounting, tax, information technology, human resources, risk management, ethanol marketing, legal support services, SEC reporting and treasury services.
          On October 17, 2007, Advanced BioEnergy issued a $10 million secured term loan note to PJC Capital LLC. The note matured on October 16, 2008. The note plus accrued and unpaid interest totaled $11.9 million at December 31, 2008. In connection with the note, Advanced BioEnergy also entered into a membership interest pledge agreement in favor of PJC Capital. Among other things, the pledge agreement provides PJC Capital with a first-priority security interest in all of Advanced BioEnergy’s equity interests in ABE Fairmont.
          On October 16, 2008, Advanced BioEnergy failed to pay the outstanding principal and accrued interest due under the note and on October 17, 2008 Advanced BioEnergy received a notice of an event of default under the note. During the continuation of an event of default under the note, PJC Capital is entitled to the immediate right to enforce and realize upon the collateral securing the note (i.e. the equity interests in ABE Fairmont). PJC Capital’s rights include, among other things, the right to conduct a public or private sale of the pledged collateral. Additionally, pursuant to the pledge agreement, while an event of default is continuing under the note, PJC Capital is entitled to exercise all of the voting power with respect to the pledged collateral provided it has delivered notice to Advanced BioEnergy indicating its intention to exercise this voting power. As of the date of filing of this report, PJC Capital has not delivered this notice to Advanced BioEnergy. If PJC Capital exercises its rights, our business would be harmed substantially and Advanced BioEngergy’s LLC interest in ABE Fairmont may be worthless. We will continue to explore all available strategic alternatives. This may include the sale or divestiture of specific operating assets, planned merger of all or a part of Advanced BioEnergy and its wholly owned subsidiaries, issuance of various debt instruments or the sale of our equity securities. While in default we are accruing interest at 18% per annum.
          In 2007 we issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an existing investor in our company, an aggregate of $25.9 million of 15% subordinated convertible promissory notes. Per the note agreements, the principal and accrued interest on the notes converted into the right to receive 1,894,904 of our membership units in June 2008. The conversion rights were disputed and in October 2008 a settlement agreement was reached in which Ethanol Investment Partners, LLC received 2,750,000 units for converting the notes.
ABE Fairmont
          ABE Fairmont had cash and cash equivalents of $7.9 million and restricted cash of $1.2 million on hand at December 31, 2008. The restricted cash is held in escrow for future debt service payments. As of December 31, 2008, ABE Fairmont had $83.3 million in senior secured credit and $7.0 million of subordinate exempt facilities revenue bonds outstanding. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest on its outstanding subordinate exempt revenue bonds. ABE Fairmont’s quarterly principal payment on its senior credit facility of $2.3 million will change to $2.6 million in February 2009. Semi-annual principal payments on the subordinate exempt facilities revenue bonds of $815,000 commence in December 2010.
          ABE Fairmont anticipates using available cash to fund current operations, invest in capital equipment and make required debt service payments on its debt. ABE Fairmont is allowed to make cash distributions to its parent company (Advanced BioEnergy) if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principals and other terms contained in its senior secured credit agreement. The distribution is subject to the completion of ABE Fairmont’s financial statement audit and upon making any distribution, ABE Fairmont must remain in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. ABE Fairmont’s senior secured credit agreement also requires an annual cash sweep subject to a free cash flow calculation as defined in its senior secured credit agreement. This cash sweep requires ABE Fairmont to make a payment equal to the lesser of $8.0 million or 75% of our free cash flow for the fiscal years ending in September 2009 and 2010.

          ABE Fairmont has a $6.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires in February 2010. We had not drawn any funds under the revolving credit facility at December 31, 2008. ABE Fairmont also has a $2.0 million revolving credit facility for financing third party letters of credit, which expires in February 2012. We issued a letter of credit in connection with a rail car lease effectively reducing the financing available from the $2.0 million revolving credit facility by $911,000. We anticipate issuing another $800,000 letter of credit in connection with the signing of a new rail car lease.
          ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth and annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in violation of certain covenants through November 2008. ABE Fairmont received a waiver for the covenant violations andwas in compliance with all amended covenants at December 31, 2008.
Heartland Grain Fuels
          HGF had cash and cash equivalents of $2.1 million and restricted cash of $2.8 million on hand at December 31, 2008. The restricted cash consists of cash held in escrow for future subordinated bond debt service payments or is restricted in use per the terms of HGF’s senior debt agreements. As of December 31, 2008, HGF had $88.0 million in senior secured credit with WestLB and $19.0 million in subordinate exempt facilities revenue bonds outstanding. HGF has a working capital and letter of credit facility in the aggregate amount of $8.0 million that matures on October 9, 2012. As of December 31, 2008, HGF had drawn $7.1 million of this credit to fund primarily current operations and corn purchases and had approximately $900,000 of additional borrowings available.
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
          In October 2008, HGF was not able to make its quarterly interest payment of $1.4 million on the senior term loan. On February 2, 2009, HGF and WestLB entered into a forbearance agreement in which WestLB agreed to forbear from exercising their rights and remedies under the senior credit agreement for defaults occurring until March 31, 2009. During the forbearance period, HGF will continue to accrue interest at the default rate and must meet certain production and financial benchmarks. All principal amounts owed to WestLB are classified as current debt in this report.
          At March 31, 2009, HGF anticipates that it will have outstanding debt, interest rate swap obligations and accrued interest totaling approximately $122 million of which approximately $103 million will be due to the WestLB syndicate. Under current ethanol industry economics, HGF is not able to service its existing debt including its Brown County Subordinated Revenue Bonds totaling $19.0 million. Any restructuring of the WestLB syndicate debt may result in a portion of such debt being converted into equity of HGF. A conversion of a portion of WestLB syndicate debt into HGF equity would reduce HGF’s debt service obligations in the future reducing both principal and interest payments due. Any conversion of WestLB syndicate debt into HGF equity would reduce Advanced BioEnergy’s existing ownership in HGF. Under current ethanol industry economics, the conversion of WestLB syndicate debt into HGF equity is expected to significantly reduce and possibly eliminate Advanced BioEnergy’s existing wholly owned equity interest in HGF. Additionally, any restructuring of the existing debt with the WestLB syndicate may cause a partial or total impairment of the outstanding Brown County Subordinated Revenue Bonds.
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
CREDIT ARRANGEMENTS

          Long-term debt consists of the following at December 31, 2008 and September 30, 2008 (in thousands, except percentages):

	December 31,	December 31,	September 30,
	2008	2008	2008
	Interest Rate	Principal Amount	Principal Amount
HGF senior credit facility	8.29%	$87,979	$87,979
HGF working capital	8.5%	7,100	7,500
HGF subordinated solid waste facilities revenue bonds	8.25%	19,000	19,000
ABE Fairmont senior credit facility	4.50 - 7.53%	83,250	85,500
ABE Fairmont seasonal line	—		—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
Advanced BioEnergy secured term loan	18%	10,000	10,000
Other	7.5%	191	193

Total outstanding		214,520	217,172
Less: Amounts due within one year		(134,484)	(134,534)

Long-term debt		$80,036	$82,638

The estimated maturities of debt at December 31, as follows (in thousands):

2009	$134,484
2010	11,220
2011	11,221
2012	11,390
2013	11,215
Thereafter	34,990

Total debt	$214,520

Summary of Critical Accounting Policies and Estimates
          Note 1 to our condensed consolidated financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based upon management’s current judgment. We used our knowledge and experience about past events and certain future assumptions to make estimates and judgments involving matters that are inherently uncertain and that affect the carrying value of our assets and liabilities. We believe that of our significant accounting policies, the following are noteworthy because changes in these estimates or assumptions could materially affect our financial position and results of operations:
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
Long Lived Asset Impairment
          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plants and that no impairment exists at December 31, 2008.
OFF-BALANCE SHEET ARRANGEMENTS
          We have no off-balance sheet arrangements.
GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING
          The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. Each plant is eligible to receive an aggregate of $10 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. HGF generally receives payment between $700,000 and $800,000 for the Huron plant per year and expects this incentive to terminate for the plant in 2011. This incentive terminated for the Aberdeen plant in 2004 the Aberdeen plant expansion did not qualify for the program.
          We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. We anticipate recovery of certain sales taxes paidand up to 10% of the cost of the Fairmont plant construction via reductions in income taxes over the next 13 years. Under the Act we also anticipate recovery of 5% of the annual costs of the newly created positions, via offsets to future payroll taxes. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.
          In December 2006 we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. We anticipate paying off the outstanding obligations with future property tax payments, assessed on the Fairmont plant.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended December 31, 2008, sales of ethanol represented 79.9% of our total revenues and corn costs represented 71.7% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At December 31, 2008, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $1.62 and $4.07, respectively.
          We are also subject to market risk on the selling prices of our distiller grains, which represent 20.1% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grain spot price for local customers was $125 per ton at December 31, 2008.
          We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 7.0% of total cost of sales for the quarter ended December 31, 2008. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At December 31, 2008, the price of natural gas on the NYMEX was $5.62 per mmbtu.
          To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At December 31, 2008. we guaranteed prices for our ethanol representing 16% of our ethanol gallons sold through March 2009 by entering into flat priced contracts. At December 31, 2008 we had entered into forward sale contracts representing 51% of our expected distiller grain production and we had entered into forward purchase contracts representing 13% of our current corn requirements through March 2009. At December 31, 2008, our January gas usage prices were fixed with our natural gas providers.

          The following represents a sensitivity analysis that estimates our annual exposure to market risk with respect to our current corn and natural gas requirements and ethanol sales. Market risk is estimated as the potential impact on operating income resulting from a hypothetical 10% change in the current ethanol, distiller grains, corn and natural gas prices. The results of this analysis, which may differ from actual results, are as follows:

	Estimated
	at Risk		Hypothetical		Change in Annual
	Volume(1)		Change in	Spot	Operating Income
	(In millions)	Units	Price	Price(2)	(In millions)
Ethanol	165.5	gallons	10.0%	$1.62	$26.8
Distiller grains	.31	tons	10.0%	125	3.9
Corn	61.2	bushels	10.0%	4.07	24.9
Natural gas	5.6	btus	10.0%	5.62	3.1

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 16% of our expected annual gallons capacity of 197 million gallons. The volume of distiller grains at risk is based on the assumption that we will enter into contracts for 51% of our expected annual distiller grain production of 634,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 13% of our estimated current 70.3 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in one month’s gas usage.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distiller grain price per ton as of December 31, 2008.
INTEREST RATE/FOREIGN EXCHANGE RISK
          Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of December 31, 2008, we had $158.3 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates we will incur additional annual interest charges of $1.6 million.
          We have no international sales. Substantially all of our purchases are denominated in U.S. dollars.
IMPACT OF INFLATION
          We believe that inflation has not had a material impact on our results of operations since inception. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.
Item 4T. Controls and Procedures
          As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, who is also our chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer, who is also our chief financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          None

Item 1A. Risk Factors
          None
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

ADVANCED BIOENERGY, LLC
Date: February 17, 2009	By:	/s/ Richard R. Peterson
Richard R. Peterson
Interim Chief Executive Officer, Vice President of Accounting and Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing
3.1	Certificate of Formation	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 000-52421).

3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 000-52421).

10.1	Amendment to the Master Loan Agreement with Farm Credit Services of America, dated December 24, 2008.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

10.2	Statused Revolving Credit Supplement with Farm Credit Services of America, dated December 24, 2008.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

10.3	Revolving Credit Agreement, Letters of Credit with Farm Credit Services of America, dated December 24, 2008.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

10.4	Construction and Revolving Term Loan Supplement with Farm Credit Services of America, dated December 24, 2008	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

10.5	Construction and Term Loan Supplement with Farm Credit Services of America, dated December 24, 2008.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

10.6	Forbearance Agreement with WestLB, dated February 2, 2009.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009 (File No. 000-52421).

10.7	Settlement Agreement and Release with Ethanol Investment Partners, LLC and Ethanol Capital Management	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 000-52421).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically