Form 10-Q
period 2009-03-31
Advanced BioEnergy, LLC
filed 2009-05-20
CIK 1325740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009
Commission file number: 000-52421
ADVANCED BIOENERGY, LLC
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-2281511 (I.R.S. Employer Identification No.)
10201 Wayzata Boulevard, Suite 250
Minneapolis, Minnesota 55305
(763) 226-2701
(Address, including zip code, and telephone number,
including area code, of Registrant’s Principal Executive Offices)
     Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Our membership units are not publicly traded; therefore, our public float is not measurable.
     As of May 12, 2009, the number of outstanding units was 12,656,762.

ADVANCED BIOENERGY, LLC
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in Thousands)
(Unaudited)

	March 31,	September 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$13,350	$12,655
Accounts receivable:
Trade accounts receivable	6,222	4,889
Due from broker	65	1,283
Inventories	10,083	8,101
Prepaid expenses	1,483	1,715
Current portion of restricted cash	2,752	2,731
Assets held for sale (Note 3)	128,799	152,363

Total current assets	162,754	183,737
Property and equipment, net	117,852	123,849
Other assets:
Restricted cash	1,156	1,156
Deferred financing costs, net	878	954
Other assets	168	10

Total Assets	$282,808	$309,706

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,365	$2,497
Accrued expenses	4,728	3,621
Derivative financial instruments	—	1,242
Liabilities held for sale (Note 3)	128,799	125,496
Current portion of long-term debt	23,405	20,055

Total current liabilities	161,297	152,911

Deferred income	6,732	6,732
Long-term debt	77,435	82,638
Other liabilities	—	—
Members’ equity:
Members’ capital	153,567	153,516
Retained deficit	(116,223)	(84,305)
Accumulated other comprehensive loss	—	(1,786)

Total members’ equity	37,344	67,425

Total liabilities and members’ equity	$282,808	$309,706

See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per unit data)
(Unaudited)

	Quarter Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Ethanol and related product revenues	$52,946	$60,938	$110,668	$92,737
Cost of goods sold	52,217	50,523	108,250	78,878

Gross profit	729	10,415	2,418	13,859
Selling, general and administrative	1,488	1,981	3,308	5,176

Operating income (loss)	(759)	8,434	(890)	8,683
Other income	892	472	1,356	711
Interest income	45	149	110	331
Interest expense	(1,867)	(3,941)	(3,894)	(7,559)

Income (loss) from continuing operations	$(1,689)	$5,114	$(3,318)	$2,166
Discontinued operations (Note 3):
Loss from Heartland Grain Fuels, LP	(19,521)	(6,141)	(28,600)	(5,800)

Net loss	$(21,210)	$(1,027)	$(31,918)	$(3,634)

Income (loss) per unit basic and diluted:
From continuing operations	(0.13)	0.52	(0.27)	0.22
From discontinued operations	(1.55)	(0.62)	(2.33)	(0.59)

Net loss	$(1.68)	$(0.10)	$(2.60)	$(0.37)

Basic weighted average units outstanding	12,620,362	9,897,420	12,270,408	9,849,428
Diluted weighted average units outstanding	12,620,362	9,902,635	12,270,408	9,854,642
See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Changes in Members’ Equity
For the Six Months Ended March 31, 2009
(Dollars in thousands)
(Unaudited)

				Accumulated
				Other
	Member	Member	Retained	Comprehensive
	Units	Capital	Deficit	Income	Total

MEMBERS’ EQUITY — September 30, 2008	9,919,162	$153,516	$(84,305)	$(1,786)	$67,425
Issuance of previously subscribed units	2,750,000	—	—	—	—
Unit compensation expense, net of contingently returned units	(10,000)	57	—	—	57
Put options exercised	(2,400)	(6)	—	—	(6)
Interest rate swap obligations	—	—	—	1,786	1,786
Net loss	—	—	(31,918)	—	(31,918)

MEMBERS’ EQUITY — March 31, 2009	12,656,762	$153,567	$(116,223)	$—	$37,344

See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2009	2008

Cash flows from operating activities
Net loss	$(31,918)	$(3,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,028	9,197
Amortization of deferred financing costs	528	416
Amortization of debt discount	—	1,130
Impairment of IRF purchase intangible	—	750
Impairment of HGF assets	13,565	—
Unit compensation expense	57	562
Termination and accrual of interest rate swap settlement charges	4,213	—
Unrealized loss on derivative financial instruments	(1,242)	(518)
Changes in working capital components:
Receivables	2,307	(16,450)
Inventories	(294)	(5,586)
Prepaid expenses	(239)	(1,273)
Accounts payable	(559)	2,093
Accrued expenses	4,810	5,417

Net cash provided by (used in) operating activities	4,256	(7,897)
Cash flows from investing activities
Purchase of property and equipment	(658)	(52,576)
Change in other assets	(157)	146
Increase in restricted cash held in escrow	(487)	(16,940)

Net cash used in investing activities	(1,302)	(69,370)
Cash flows from financing activities
Payments on debt	(5,253)	(47,002)
Proceeds from long-term debt	3,000	130,092
Repurchase of units	(6)	(33)

Net cash provided by (used in) financing activities	(2,259)	83,057

Net increase in cash and cash equivalents	695	5,790
Beginning cash and cash equivalents	12,655	7,111

Ending cash and cash equivalents	$13,350	$12,901

Supplemental disclosure of non cash transactions
Deferred financing cost paid from long term debt proceeds	$—	$5,984
Accounts payable incurred for construction in process	—	400
Unrealized loss on interest rate swaps	—	3,602
Financing costs amortized to construction in progress	—	154
Warrants issued in connection with debt	—	2,260
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $2,394 in 2008	$4,668	$8,819
See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Dollars in Thousands except per share amounts)
(Unaudited)
1. Organization and Significant Accounting Policies
     The consolidated financial statements include the accounts of Advanced BioEnergy, LLC and its wholly owned subsidiaries (collectively referred to herein as “the Company”), ABE Fairmont, LLC (“ABE Fairmont”) which commenced operations at the 100 million gallon nameplate facility in Fairmont, Nebraska in October 2007. ABE Northfield, LLC and Indiana Renewable Fuels, LLC. All intercompany balances and transactions have been eliminated in consolidation. Previously the Company’s consolidated financial statements included the results of Heartland Grain Fuels, LP (“HGF”), which operates ethanol production facilities in Aberdeen and Huron, South Dakota. In March 2009, WestLB AG, New York branch as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of the Company’s equity interest in HGF and the Company does not believe it can remedy the default. As a result of these developments management of the Company evaluated the alternatives and developed a plan to work with the lenders and transfer the assets of HGF to the Senior lenders within a one year time period . Therefore in accordance with FAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets the assets and liabilities of HGF have been reflected on the balance sheet as held for sale and the results of operations are shown in the Condensed Consolidated Statements of Operations as discontinued operations as discontinued operations.
     The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The financial information as of March 31, 2009 and the results of operations for the six months ended March 31, 2009 are not necessarily indicative of the results for the fiscal year ending September 30, 2009.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company segregates cash held for debt service as restricted.
Fair Value of Financial Instruments
     Financial instruments include cash and cash equivalents, interest rate swaps, derivative financial instruments, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk and other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont approximate fair value. It is not practical to estimate the fair value of the PJC Capital debt instrument due to current financial conditions. At March 31, 2009, the Company did not hold derivative positions that required any fair value analysis.
Inventories
     Corn, chemicals, supplies, work in process, ethanol and distiller grains inventories are stated at the lower of cost or market on a weighted cost basis. Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances for normal profit margin.
Property and Equipment
     Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Buildings	40 Years
Process equipment	10 Years
Office equipment	5-7 Years

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Dollars in Thousands except per share amounts)
(Unaudited)
     Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized.
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from continuing operations exceed the carrying value of the plant and that no impairment exists at March 31, 2009.
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
Income (Loss) Per Unit
     Basic and diluted income (loss) per unit are computed using the weighted-average number of vested units outstanding during the period. Unvested units are considered unit equivalents and are considered in the diluted income per unit computation as income from continuing operations was positive for the quarter and six months ended March 31, 2008, but have not been included in the computations of diluted loss per unit from continuing operations, discontinued operations, and net loss as their effect would be anti-dilutive for the quarter and the six months ended March 31, 2009.
Accounting Estimates
     Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Risks and Uncertainties
     The current U.S. recession has reduced the nation’s demand for energy. The recent bankruptcy filings of the industry’s major producers have resulted in great economic uncertainty about the viability of ethanol. The ethanol boom of recent years has resulted in overcapacity in the industry and capacity currently exceeds the renewable fuels standards mandates. The average national ethanol spot market price has plunged over 30% since May 2008. With ethanol spot prices exceeding reformulated gasoline blend-stock for oxygen blending (RBOB) prices, the economic incentives for blenders to continue using ethanol are less advantageous. This could result in significant reduction in the demand for ethanol. As such, the Company may need to evaluate whether crush margins will be sufficient to operate its plant and generate sufficient cash for debt service. In the event crush margins become negative for an extended period of time, the Company may be required to reduce capacity or shut down the plant.
2. Going Concern
     The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from continuing operations of $3,318 in the six months ended March 31, 2009. The Company was not able to make scheduled principal and interest payments on the $10,000 secured term loan note due to PJC Capital in October 2008.
     The Company is in discussions with PJC Capital regarding a forbearance term and possible restructuring of the PJC Capital secured term loan note. There can be no assurance the Company will be able to reach a negotiated

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Dollars in Thousands except per share amounts)
(Unaudited)
arrangement regarding a forbearance term or other form of restructuring with PJC Capital. If the Company and PJC Capital are not able to reach a mutual agreement regarding a forbearance term or other form of restructuring of the secured term loan note the Company will be required to seek alternative financing to satisfy its obligations under the PJC Capital secured term loan note.
     The Company expects to fund its operations during the next 12 months using cash flow from continuing operations and its existing credit facilities. The Company continues to experience tight operating margins due to the current market prices of ethanol and distiller’s grains and the relative costs associated with its raw materials, and will continue to evaluate conditions in the ethanol industry and make decisions regarding the operations of the ethanol plant accordingly.
3. Discontinued Operations
     In October 2008, the Company was not able to make its quarterly interest payments on HGF’s $95,079 senior credit facility. This default also represented a default on the $19,000 Brown County Subordinated Revenue Bonds. In February 2009, the Company entered into a forbearance agreement with WestLB that expired on March 31, 2009. In March 2009, WestLB AG, New York branch as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of the Company’s equity interest in HGF and the Company does not believe it can remedy the default. As a result of these developments management of the company evaluated the alternatives and developed a plan to work with the lenders and transfer the assets and liabilities to the senior lenders within a one year time period. Therefore, in accordance with FAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets the assets and liabilities of HGF have been reflected on the balance sheet as held for sale and the results of operations are shown in the Condensed Consolidated Statements of Operations as discontinued operations. The summarized operating results and net income of HGF are as follows (in thousands):

	Quarter Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Net revenues	$33,480	$41,164	$74,612	$62,128

Loss from operations before impairment charge	(5,956)	(6,141)	(15,035)	(5,800)
Property and equipment and deferred financing costs impairment	(13,565)	—	(13,565)	—

Net loss from discontinued operations	$(19,521)	$(6,141)	$(28,600)	$(5,800)

     Summarized assets and liabilities of HGF are as follows (in thousands):

	March 31,	September 30,
	2009	2008
Assets:
Cash and cash equivalents	$6,682	$6,272
Trade accounts receivable	3,669	6,224
Inventories	3,799	5,486
Property, plant and equipment, net	112,780	127,762
Other	1,869	6,619

Total Assets from discontinued operations	$128,799	$152,363

Liabilities:
Current and long-term portion of long-term debt	$114,079	$114,479
Trade accounts payable and accrued expenses	14,720	11,017

Total liabilities of discontinued operations	$128,799	$125,496

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Dollars in Thousands except per share amounts)
(Unaudited)
4. Inventories
     A summary of inventories is as follows (in thousands):

	March 31,	September 30,
	2009	2008

Corn	$5,924	$843
Chemicals	256	192
Work in process	1,164	2,292
Ethanol	1,660	2,250
Distillers grain	458	1,871
Supplies and parts	621	653

Total	$10,083	$8,101

5. Property and Equipment
      A summary of property and equipment is as follows (in thousands):

	March 31,	September 30,
	2009	2008
Land	$2,333	$2,333
Buildings	11,447	11,354
Process equipment	120,742	120,480
Office equipment	1,085	1,085

Construction in process	15	116

	135,622	135,368
Accumulated depreciation	(17,770)	(11,519)

Property and equipment, net	$117,852	$123,849

6. Long Term Debt and Subsequent Events
     Long-term debt consisted of the following (in thousands, except percentages):

	March 31,	March 31,	September 30,
	2009	2009	2008
	Interest Rate	Principal Amount	Principal Amount
ABE Fairmont senior credit facility	3.91 - 7.53%	$80,650	$85,500
ABE Fairmont seasonal line	3.91%	3,000	—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
Advanced BioEnergy secured term loan	18%	10,000	10,000
Other	7.5%	190	193

Total outstanding		100,840	102,693
Less: Amounts due within one year		(23,405)	(20,055)

Long-term debt		$77,435	$82,638

The estimated maturities of debt at March 31, as follows (in thousands):

2010	$23,405
2011	11,221
2012	11,221
2013	11,388
2014	11,215
Thereafter	32,390

Total debt	$100,840

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Dollars in Thousands except per share amounts)
(Unaudited)
Senior Credit Facility for the Fairmont Plant
     In 2006, ABE Fairmont entered into a $90,000 senior credit facility with Farm Credit for the construction of its ethanol plant in Fairmont, NE. The senior credit facility was amended in December 2008 and now consists of a $58,250 term loan, known as term loan A and a $25,000 revolving term loan, known as term loan B. Farm Credit also extended a $6,000 revolving credit facility for financing eligible grain inventory and equity in CBOT futures positions, which expires in February 2010. ABE Fairmont has drawn $3,000 under the revolving credit facility at March 31, 2009. Farm Credit also extended a $2,000 revolving credit facility for financing third party letters of credit, which expire in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease effectively reducing the financing available from the $2,000 revolving credit facility by $911.
     At March 31, 2009, ABE Fairmont had $55,650 outstanding on term loan A. ABE Fairmont must make quarterly installments of $2,600 through February 2014, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance on May 2014. For each fiscal year ending September 30, 2009 through 2010, ABE Fairmont must pay an additional amount equal to the lesser of $8,000 or 75% of its free cash flow. At March 31, 2009, ABE Fairmont had $25,000 outstanding on the revolving term loan B. On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of revolving term loan B in $5,000 increments due every six months.
     ABE Fairmont pays interest monthly at 7.53% on $20,000 and a variable rate based on the 30 day LIBOR rate on the remaining outstanding debt.
     The loans are secured by a first mortgage on all of ABE Fairmont’s real estate and a lien on all of ABE Fairmont’s personal property. While the credit facilities are outstanding, ABE Fairmont is subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. ABE Fairmont has received waivers for its violations of the February working capital covenant and the March and April net worth covenants. Based on this waiver and the expectation that we will maintain compliance into the future we have shown the repayment of the credit facility according to its terms.
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
Secured Term Loan Note
     On October 17, 2007, the Company issued a secured term loan note in the original principal amount of $10,000 to PJC Capital LLC. The secured term loan note plus accrued and unpaid interest totaling $12,414 was outstanding at March 31, 2009. On October 16, 2008, the Company failed to pay the outstanding principal and accrued interest due under the note and on October 17, 2008 the Company received a notice of an event of default. The secured term loan note bore interest at 13% per annum compounded quarterly until July 15, 2008 and 15% per annum compounded quarterly thereafter. The note has been accruing interest at the default rate of 18% during the on-going default period. During the continuation of an event of default under the secured term loan note, PJC Capital is entitled to enforce its rights including the sale of all or part of the pledged collateral. The pledged collateral constitutes 100% of the voting equity interest in ABE Fairmont.
     The Company is in discussions with PJC Capital regarding a forbearance term and possible restructuring of the PJC Capital secured term loan note. There can be no assurance the Company will be able to reach a negotiated arrangement regarding a forbearance term or other form of restructuring with PJC Capital. If the Company and PJC Capital are not able to reach a mutual agreement regarding a forbearance term or other form of restructuring of the secured term loan note, PJC Capital may seek to exercise its remedies thereunder and the Company may seek alternative financing to satisfy its obligations under the PJC Capital secured term loan note.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Dollars in Thousands except per share amounts)
(Unaudited)
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
7. Member’s Equity
Convertible Notes
     As discussed in Note 6, the Company converted the $25,929 in subordinated convertible promissory notes plus accrued interest of $4,389 into member’s equity at an initial price of $16.00 per unit or approximately 1,895,000 units. Ethanol Investment Partners, LLC disputed certain items including the conversion rights and in October 2008, the Company reached a settlement agreement and release with Ethanol Investment Partners, LLC in which Ethanol Investment Partners, LLC received an aggregate of 2,750,000 units. As a result, Ethanol Investment Partners, LLC now owns approximately 26% of the Company’s outstanding units.
Restricted Unit Agreements
     The Company entered into restricted unit agreements with two officers under which the Company could have issued up to 345,000 restricted units based on achieving additional ethanol production capacity. The Company issued 90,850 units valued between $14.00 and $20.00 per unit, of which 14,463 were subsequently forfeited. The Company recorded related compensation expense of $70 and $392 in the six months ended March 31, 2009 and 2008, respectively.
Employment Agreements
     The Company previously issued 70,000 restricted units to employees in connection with employment agreements of which 21,000 were subsequently forfeited. At March 31, 2009, the Company had a total of 36,400 unvested units issued. Each of the remaining awards vests as to 20% each year. The Company recorded related compensation expense of $45 and $116 in the six months ended March 31, 2009 and 2008, respectively and expects to record an additional $119 of compensation expense over the next five years. Each employee has put rights to sell up to 40% of the units vesting to the Company for the then current market price to cover the related tax requirements of the individual officers. In December 2008 two officers exercised their put rights for the sale of 2,400 units at $2.55 per unit.
     Subsequent to March 31, 2009, the Company terminated its employment relationship with Perry C. Johnston without cause, as a result, all 12,000 unvested restricted units held by Mr. Johnston vested in full.
Warrants
     In connection with the secured term note with PJC Capital in October 2007, the Company issued 450,000 warrants with an exercise price of $14.00 per unit and certain anti-dilution clauses. The number of units and exercise price were adjusted to 482,520 and $13.06 as a result of the units issued through the conversion of the ECM note. The warrants became immediately exercisable and expire in October 2012.
8. Major Customers
     In October 2008, ABE Fairmont entered into an ethanol product off-take relationship with Gavilon pursuant to which ABE Fairmont sells its output of ethanol produced at ABE Fairmont’s Nebraska plant, at accepted bid prices per gallon less a commission. ABE Fairmont is self marketing the distiller grains it produces to a large number of local and regional customers.
     Sales and receivables from major customers were as follows (in thousands):

	March 31,	March 31,
	2009	2008
Gavilon —Ethanol
Six month revenues	$86,055	$—
Receivable balance	4,728	—

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Dollars in Thousands except per share amounts)
(Unaudited)
9. Risk Management
     The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed as an integral part of the overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distiller grains with forward purchase and sale contracts to lock in or enhance future operating margins. The Company had the following fixed price forward contracts outstanding at March 31, 2009 (in thousands):

Commodity	Quantity	Amount	Period Covered
Corn	1,821 bushels	$7,037	December 2009
Ethanol	6,820 gallons	9,949	June 2009
Dried Distiller Grains (Equivalents)	44 tons	4,447	June 2009
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

	Quarter Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Ethanol related (losses)	$—	$(166)	$—	$(170)
Corn gains (losses)	(20)	380	(3,158)	360
     Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and, therefore are not marked to market in the financial statements. Net unrealized losses of $0 and $1,242 at March 31, 2009 and September 30, 2008 are classified as derivative financial instruments on the balance sheet.
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
COMPANY OVERVIEW
     Throughout this report we use the terms we, our company and us to refer to Advanced BioEnergy, LLC and all of its consolidated subsidiaries, which include ABE Fairmont, LLC, Indiana Renewable Fuels, LLC, and ABE Northfield, LLC. Previously the Company’s consolidated financial statements included the results of Heartland Grain Fuels, LP (“HGF”) which operates ethanol facilities in Aberdeen and Huron, South Dakota. In March 2009, WestLB AG, New York branch as administrative agent for HGF’s senior credit facility, disclosed their intent to foreclose on 100% of the Company’s equity interest in HGF and management does not believe it can remedy the default. As a result of these developments management evaluated the alternatives and adopted a plan to work with the lenders and transfer the assets within a one year time period. Therefore, in accordance with FAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets the assets and liabilities of HGF have been reflected on the balance sheet as held for sale and the results of operations are shown as discontinued operations.
     Advanced BioEnergy was formed in 2005 as a Delaware limited liability company. Our business consists of the production of ethanol and co-products, including wet, modified and dried distiller grains. Our operations are carried out primarily through our operating subsidiary ABE Fairmont, which owns and operates the Fairmont, NE plant. ABE Fairmont has nameplate ethanol production capacity to produce 100 million gallons per year from grinding 39.3 million bushels of corn. We also have a subsidiary, ABE Northfield, LLC, which was formed to own and operate a plant in Northfield, MN, and a subsidiary, Indiana Renewable Fuels, LLC, which was formed to operate a plant in Argos, IN. We have suspended business activities related to the development of the Minnesota and Indiana plants due to market conditions and zoning restrictions, and presently have no intention to develop those sites.
FACILITIES
     We believe that the Fairmont facility is in adequate condition to meet our current and future production goals. We believe that the plant is adequately insured for replacement cost plus related disruption expenditures.
     The senior creditor of the Fairmont plant is secured by a first mortgage on the plant real estate and a security interest lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the Fairmont plant.
PLAN OF OPERATION THROUGH MARCH 2010
     We expect to spend the next 12 months focused on improving liquidity and maximizing margin opportunities at ABE Fairmont, restructuring the terms of the PJC Capital secured term loan note, and managing the administrative services agreement for HGF. We will explore methods to improve ethanol yield per bushel, increase production capacity, and reduce operating costs and commodity input costs (i.e. corn and natural gas).
Financing and Existing Debt Obligations
Advanced BioEnergy
     On October 17, 2007, the Company issued a secured term loan note in the original principal amount of $10.0 million to PJC Capital LLC. The secured term loan note plus accrued and unpaid interest totaling $12.4 million was outstanding at March 31, 2009. On October 16, 2008, the Company failed to pay the outstanding principal and accrued interest due under the note and on October 17, 2008 the Company received a notice of an event of default. The secured term loan note bore interest at 13% per annum compounded quarterly until July 15, 2008 and 15% per annum compounded quarterly thereafter. The note has been accruing interest at the default rate of 18% during the on-going default period. During the continuation of an event of default under the secured term loan note, PJC Capital is entitled to enforce its rights, including the sale of all or part of the pledged collateral. The pledged collateral constitutes 100% of the voting equity interest in ABE Fairmont.
     The Company is in discussions with PJC Capital regarding a forbearance term and possible restructuring of the PJC Capital secured term loan note. There can be no assurance the Company will be able to reach an amicable arrangement regarding a forbearance term or other form of restructuring with PJC Capital. If the Company and PJC Capital are not able to reach a mutual agreement regarding a forbearance term or other form of restructuring of the secured term loan note, PJC Capital may seek to exercise its remedies thereunder and the Company may seek alternative financing to satisfy its obligations under the PJC Capital secured term loan note.

RESULTS OF CONTINUING OPERATIONS
Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008 (Continuing Operations)
     The following table reflects quantities of our products sold at average prices net of commissions as well as bushels of corn ground and therms of gas burned at average costs for the three months ended March 31, 2009 and 2008:

	Quarter Ended		Quarter Ended
	March 31, 2009		March 31, 2008
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost

Ethanol (gallons)	28,891	$1.44	23,394	$2.08
Dried distiller grains (tons)	63	131.79	74	164.14
Modified distiller grains (tons)	45	68.33	5	60.74

Corn (bushels)	10,632	$3.81	8,545	$4.28
Gas (mmbtus)	737	3.76	726	7.45
Net Sales
     Net sales for the quarter ended March 31, 2009 were $52.9 million, compared to $60.9 million for the quarter ended March 31, 2008, a decrease of $8.0 million or 13.1%. During the quarter ended March 31, 2009 and 2008, 78.6% and 79.9%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distiller’s grains. Ethanol selling prices per gallon decreased $0.64 or 30.8% from the quarter ended March 31, 2008 to March 31, 2009. The resulting decline in revenues was partially offset by an increase in ethanol gallons sold from 23,394 in the period ended March 31, 2008 to 28,891 in the period ended March 31, 2009. This 23.5% increase in gallons sold is the result of lost production in the prior year due to plant shutdowns for an electrical transformer replacement and evaporator maintenance in January 2008.
Cost of Goods Sold
     Costs of goods sold for the quarter ended March 31, 2009 were $52.2 million, compared to $50.5 million for the quarter ended March 31, 2008, an increase of $1.7 million or 3.3%. Corn costs represented 77.5% and 72.5% of cost of sales for the quarters ended March 31, 2009 and 2008. Natural gas costs represented 5.3% and 9.6% of cost of sales for the quarters ended March 31, 2009 and 2008.
     The increase in cost of sales is primarily related to the additional 2.1 million bushels of corn ground for the additional ethanol production in the quarter ended March 31, 2009, offset by an 11.0% decline in the cost per bushel of corn. Natural gas prices declined 49.5% compared to the prior year period. Our natural gas usage remained flat due to a shift to marketing less dried distiller grains in the quarter ended March 31, 2009.
Gross Profit
     Our gross profit for the quarter ended March 31, 2009 was $729,000, compared to gross profit of $10.4 million for the quarter ended March 31, 2008. The decrease was primarily due to the decline in ethanol selling prices. Ethanol and distiller grain yields per bushel of corn are limited with existing technology in the industry. The current commodity prices for corn, ethanol and distiller grains create difficulty generating positive margins to cover fixed costs and debt service requirements.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees as well as certain non-recurring charges. Overall selling, general and administrative costs decreased approximately $493,000, or 24.9%, to $1.5 million for the quarter ended March 31, 2009 due to reductions in compensation costs as a result of reductions in the number of administrative personnel. Selling, general and administrative expenses as a percentage of sales have decreased from 3.3% in the quarter ended March 31, 2008 to 2.8% in the quarter ended March 31, 2009.

Interest Expense
     Interest expense for the quarter ended March 31, 2009 was $1.9 million, compared to $3.9 million for the quarter ended March 31, 2008, a decrease of $2.0 million. Total debt outstanding decreased from $134.5 million at March 31, 2008 to $100.8 million at March 31, 2009, due to the ECM conversion and principal payments at ABE Fairmont and the decline in the adjustable interest rate on the ABE Fairmont credit facility from 5.75% at March 31, 2008 to 3.91% at March 31, 2009, resulted in the decrease in interest expense.
Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008 (Continuing operations)
     The following table reflects quantities of our products sold at average prices net of commissions as well as bushels of corn ground and therms of gas burned at average costs for the six months ended March 31, 2009 and 2008:

	Six Months Ended		Six Months Ended
	March 31, 2009		March 31, 2008
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost

Ethanol (gallons)	53,704	$1.60	37,463	$1.99
Dried distiller grains (tons)	127	138.15	113	157.56
Modified distiller grains (tons)	93	69.22	9	46.64

Corn (bushels)	19,981	$4.03	14,647	$3.86
Gas (mmbtus)	1,453	4.11	1,216	6.89
Net Sales
     Net sales for the six months ended March 31, 2009 were $110.7 million, compared to $92.7 million for the six months ended March 31, 2008, an increase of $18.0 million or 19.3%. During the six months ended March 31, 2009 and 2008, 77.8% and 80.5%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distiller’s grains.
     Ethanol gallons sold increased by 16.2 million from the six months ended March 31, 2008 to March 31, 2009 as a result of the ABE Fairmont plant producing ethanol for the entire six month period in the current year. The plant commenced ethanol production in November 2007 and had some maintenance shut downs shortly thereafter for an electrical transformer replacement and evaporator maintenance. Distiller grains tons sold also increased due to operating for the entire current year period. The revenue increases were offset by the average selling price per gallon of ethanol declining from $1.99 per gallon in the six months ended March 31, 2008 to $1.60 in 2009 as a result of lower gasoline demands and increased ethanol supply in the current year. Dried and modified distiller grain selling prices per ton increased 14.7% and 48.4%, respectively, from the six months ended March 31, 2008 as a result in increases in other feed costs, improved local and regional marketing and a reduction of local supply due to ethanol plant shutdowns.
Cost of Goods Sold
     Costs of goods sold for the six months ended March 31, 2009 were $108.3 million, compared to $78.9 million for the six months ending March 31, 2008, an increase of $29.4 million or 37.2%. Corn costs represented 74.4% and 71.7% of cost of sales for the six months ended March 31, 2009 and 2008. Natural gas costs represented 5.5% and 10.6% of cost of sales for the fiscal six months ended March 31, 2009 and 2008.
     The increase in cost of sales is primarily related to the additional 5.3 million bushels of corn ground for the additional ethanol production in the six months ended March 31, 2009, and the $0.17 per bushel increase in corn costs in the six months ended 2009. Natural gas usage increased due to the increased production. The shift in distiller grain marketing to more modified and less dried reduced the usage increase and the cost of natural gas per mmbtu decreased 40.3% in the six months ended March 31, 2009. Cost of sales include a $3.2 million corn related hedge loss in the six months ended March 31, 2009 compared to a $360,000 gain in 2008.

Gross Profit
     Our gross profit for the six months ended March 31, 2009 was $2.4 million, compared to $13.9 million for the six months ended March 31, 2008. The decrease was primarily due to the decline in ethanol selling prices and our hedging losses. Ethanol and distiller grain yields per bushel of corn are limited with existing technology in the industry. The current commodity prices for corn, ethanol and distiller grains create difficulty generating positive margins to cover fixed costs and debt service requirements.
Selling, General, and Administrative Expenses
     Overall selling, general and administrative costs declined approximately $1.9 million, or 36.1%, to $3.3 million for the six months ended March 31, 2009 compared to the six months ended March 31, 2008. The prior year period costs included the impairment of $750,000 of additional acquisition costs related to our acquisition of Indiana Renewable Fuels, LLC and $392,000 of stock compensation related to a restrictive unit agreements. The current quarter results include a 25% reduction in the number of administrative personnel. Selling, general and administrative expenses as a percentage of sales have declined from 5.6% in the six months ended March 31, 2008 to 3.0% in the six months ended March 31, 2009.
Interest Expense
     Interest expense for the six months ended March 31, 2009 was $3.9 million, compared to $7.6 million for the six months ended March 31, 2008, a decrease of $3.7 million. Total debt outstanding decreased from $134.5 million at March 31, 2008 to $100.8 million at March 31, 2009, due to the ECM conversion and principal payments at ABE Fairmont, and the decline in the adjustable interest rate on the ABE Fairmont credit facility from 5.75% at March 31, 2008 to 3.91% at March 31, 2009, which resulted in the decrease in interest expense. The six months ended March 31, 2008 interest expense included $1.1 million of amortization related to warrants issued in connection with the PJC Capital secured term loan note.
DISCONTINUED OPERATIONS
     In October 2008, the Company was not able to make its quarterly interest payments on HGF’s $95,079 senior credit facility. This default also represented a default on the $19,000 Brown County Subordinated Revenue Bonds. In February 2009, the Company entered into a forbearance agreement with WestLB that expired on March 31, 2009. In March 2009, WestLB AG, New York branch as administrative agent for HGF’s senior credit facility disclosed its intent to foreclose on 100% of the Company’s equity interest in HGF and the Company does not believe it can remedy the default. As a result of these developments management of the Company evaluated the alternatives and developed a plan to work with the lenders and transfer the assets and liabilities to the senior lenders within a one year time period. Therefore in accordance with FAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets the assets and liabilities of HGF have been reflected on the balance sheet as held for sale and its results of operations are shown in the Condensed Consolidated Statements of Operations as discontinued operations.
     HGF revenues were $33.5 million for the quarter ended March 31, 2009 compared to $41.2 million for the quarter ended March 31, 2008 a decline of 18.7% due to a 27.8% drop in selling price per gallon in the current year quarter. HGF revenues were $74.6 million for the six months ended March 31, 2009 compared to $62.1 million for the six months ended March 31, 2008 a increase of 20.0% due to the additional production gallons sold from the Aberdren expansion completed in January 2008. HGF net loss before the impairment on property and equipment and deferred offering costs was $6.0 million and $15.0 million for the quarter and six months ended March 31, 2009 compared to $6.1 million and $5.8 million for the quarter and six months ended March 31, 2008. HGF recorded an impairment charge on property and equipment and deferred offering costs of $13.6 million in the quarter ended March 31, 2009.

TRENDS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS
Overview
     Ethanol is a chemical produced by the fermentation of sugars found in grains, plants and other biomass. Ethanol can be produced from a number of different types of grains, such as wheat and milo, as well as from agricultural waste products such as rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes. Corn produces large quantities of carbohydrates, which convert into glucose more easily than many other kinds of biomass. Ethanol is primarily used as a gasoline fuel additive to increase gasoline’s octane rating.
     In 2008 the United States consumed 9.6 billion gallons of ethanol representing approximately 7% of the finished motor gasoline gallons consumed. The United States produced 9.0 billion gallons of ethanol in 2008 and imported the remainder. Ethanol is currently blended with gasoline to meet regulatory standards, as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative.
Legislation
     The ethanol industry is influenced by several economic incentives to produce ethanol, including federal and state ethanol supports.
The Renewable Fuels Standard
     The Renewable Fuels Standard (“RFS”) is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. The RFS was revised by the EPA in May 2009 (“RFS2”) and applies to refineries, blenders, distributors and importers. We believe the RFS2 program will increase the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. The RFS2 requires that 11.1 billion gallons be sold or dispensed in 2009, increasing to 36 billion gallons by 2022, representing 11% of the anticipated gasoline and diesel consumption. In 2010, RFS2 requires refiners and importers to blend renewable fuels totaling at least 8.01% of total fuel volume of which 6.65% can be derived from corn based ethanol.

     The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

					RFS Requirement
	Total Renewable	Cellulosic	Biodiesel		That Can Be Made
	Fuel	Ethanol Minimum	Minimum	Advanced	With Corn Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol

2009	11.10	—	.50	0.10	10.50
2010	12.95	.10	.65	0.20	12.00
2011	13.95	.25	.80	0.30	12.60
2012	15.20	.50	1.00	0.50	13.20
2013	16.55	1.00	—	1.75	13.80
2014	18.15	1.75	—	2.00	14.40
2015	20.50	3.00	—	2.50	15.00
2016	22.25	4.25	—	3.00	15.00
2017	24.00	5.50	—	3.50	15.00
2018	26.00	7.00	—	4.00	15.00
2019	28.00	8.50	—	4.50	15.00
2020	30.00	10.50	—	4.50	15.00
2021	33.00	13.50	—	4.50	15.00
2022	36.00	16.00	—	5.00	15.00
     The RFS2 program will go into effect in 2010 and require certain gas emission reductions for the entire lifecycle production of fuels compared to petroleum fuels produced in 2005. The greenhouse gas reduction requirement generally doesn’t apply to facilities that commenced construction prior to December 2007. If this changes and our plants must meet the standard it may impact the way we procure feed stock and market and transport our products.
     Recently, President Obama directed various government agencies to help the struggling bio-fuels industry in the U.S. Specifically he asked USDA to “Immediately begin refinancing existing investments in renewable fuels as needed to preserve jobs in ethanol and biodiesel plants, renewable electricity generation plants and supporting industries” and “make available within 30 days a plan to make all of the renewable energy financing opportunities made possible in the Food, Conservation and Energy Act of 2008.”
California Low Carbon Fuel Standard
     In April 2009, the California air regulators approved the Low-Carbon Fuel Standard aimed at achieving a 10% reduction in motor vehicle emissions of greenhouse gases by 2020. Other states may adopt similar legislation, which may lead to a national standard.
     The regulation requires providers, refiners, importers and blenders ensure that the fuels they provide in the California market meet a declining standard of carbon intensity. This rule calls for a reduction of greenhouse gas emissions associated with the production, transportation and consumption of a fuel. The emissions score also includes indirect land-use change pollution created from converting a forest to cultivated land for corn feedstock. The final regulation contains a provision to review the measurement of the indirect land-use effects and further analysis of the land use values and modeling inputs.
     This standard and others to follow may impact the way ethanol producers procure feedstocks, dry distillers’ grains and market and transport ethanol and distillers’ grains. Ethanol produced through low carbon methods, including imported ethanol, may be redirected to certain markets and U.S. producers may be required to market their ethanol in other regions.
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
The Volumetric Ethanol Excise Tax Credit
     The use of ethanol as an alternative fuel source has been aided by federal tax policy. The full federal excise tax of 18.4 cents per gallon of gasoline is collected on all gasoline and allocated to the highway trust fund. Under the Volumetric Ethanol Excise Tax Credit, known as VEETC, a $0.45 per gallon credit is available on ethanol blended at 10% with specified fuels. Refiners and gasoline blenders apply for this credit. The VEETC makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether, known as ETBE, including ethanol in E85 (an 85% ethanol fuel blend) and E20 (a 20% ethanol fuel blend) in Minnesota. The per gallon credit is scheduled to expire on March 31, 2010.
Tariffs on Imported Ethanol
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
COMPETITION
Our Primary Competition
     As of January 2009, Nebraska has 24 ethanol plants producing an aggregate of 1,690 million gallons of ethanol per year. We will have to compete with these plants for ethanol sales, distiller’s grains sales and corn procurement.
     We market our ethanol primarily on a regional and national basis. We believe that we are able to reach the best available market through the use of experienced ethanol marketers and by the rail delivery methods we utilize. The Renewable Fuels Association (“RFA”) reports that as of March 31, 2009, current U.S. ethanol production capacity is 12.4 billion gallons per year. Currently 23 of the 193 U.S. plants are idle, reducing current operational output to 10.3 billion gallons per year. On a national level there are numerous other production facilities with which we will be in direct competition, many of whom have greater resources than we do. Our plants compete with other ethanol producers on the basis of price, and to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain supplies at favorable prices.
     The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, LLC, Cargill, Inc., Hawkeye Renewables, LLC and Valero Renewable Fuels all of which are capable of producing more ethanol than we produce. Producers of this size may have an advantage over us from economies of scale and negotiating position with purchasers. In addition, there are many regional, farmer-owned entities of a similar size and with similar resources to ours. Most ethanol plants also produce distiller’s grains.
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
LIQUIDITY AND CAPITAL RESOURCES
Financing and Existing Debt Obligations
     Our business activities and plant operations are conducted through Advanced BioEnergy and ABE Fairmont. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. ABE Fairmont has traditional project financing in place including senior secured financing, working capital facilities and subordinate exempt facilities revenue bonds. There are provisions preventing cross default or collateralization between entities. Advanced BioEnergy is highly restricted in its ability to utilize the cash and other financial resources of ABE Fairmont for the benefit of Advanced BioEnergy or the other subsidiaries with the exception of allowable distributions as defined in the separate financing agreements.
Advanced BioEnergy
     Advanced BioEnergy had cash and cash equivalents of $2.1 million and restricted cash of $2.6 million on hand at March 31, 2009. The restricted cash will become unrestricted under certain conditions on March 31, 2010.
     Advanced BioEnergy’s primary sources of cash is the issuance of our units, a monthly management fee charged to ABE Fairmont and HGF and certain state of Nebraska tax incentives related to the construction and on-going operations of ABE Fairmont. Advanced BioEnergy is in negotiations with WestLB AG, New York Branch, as administrative agent for HGF’s senior credit facility, to continue to manage HGF for a reduced management fee. Advanced BioEnergy provides margin management, finance and accounting, tax, information technology, human resources, risk management, SEC reporting and treasury services.
     On October 17, 2007, Advanced BioEnergy issued a $10.0 million secured term loan note to PJC Capital. The note matured on October 16, 2008. On October 16, 2008, the Company failed to pay the outstanding principal and accrued interest due under the note and on October 17, 2008 the Company received a notice of an event of default. The unpaid principal balance under the secured term loan note plus accrued and unpaid interest totaled $12.4 million at March 31, 2009.
     The secured term loan note bore interest at 13% per annum compounded quarterly until July 15, 2008 and 15% per annum compounded quarterly thereafter. The note has been accruing interest at the default rate of 18% during the on-going default period. During the continuation of an event of default under the secured term loan note, PJC Capital is entitled to enforce its rights including the sale of all or part of the pledged collateral. The pledged collateral constitutes 100% of the voting equity interest in ABE Fairmont.
     The Company is in discussions with PJC Capital regarding a forbearance term and possible restructuring of the PJC Capital secured term loan note. There can be no assurance the Company will be able to reach a negotiated arrangement regarding a forbearance term or other form of restructuring with PJC Capital. If the Company and PJC Capital are not able to reach a mutual agreement regarding a forbearance term or other form of restructuring of the secured term loan note, PJC Capital may seek to exercise its remedies thereunder and the Company may seek alternative financing to satisfy its obligations under the PJC secured term loan note.
ABE Fairmont
     ABE Fairmont had cash and cash equivalents of $11.3 million and restricted cash of $1.3 million on hand at March 31, 2009. The restricted cash is held in escrow for future debt service payments. As of March 31, 2009, ABE Fairmont had $80.6 million in senior secured credit and $7.0 million of subordinate exempt facilities revenue bonds outstanding. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest on its outstanding subordinate exempt revenue bonds. The senior credit facility requires quarterly principal payments of $2.6 million. Semi-annual principal payments on the subordinate exempt facilities revenue bonds of $815,000 commence in December 2010.
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
     ABE Fairmont has a $6.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires in February 2010. At March 31, 2009, ABE Fairmont had drawn $3.0 million on the revolving credit facility. ABE Fairmont also has a $2.0 million revolving credit facility for financing third party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease effectively reducing the financing available from the $2.0 million revolving credit facility by $911,000. ABE Fairmont anticipates issuing another $800,000 letter of credit in connection with the signing of a new rail car lease for ethanol tank cars.
     ABE Fairmont’s senior secured credit facility is secured by substantially all of the assets of the Company. In addition, the senior secured credit facility agreement contains financial and restrictive covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in violation of certain covenants in February through April 2009. ABE Fairmont has received waivers for these covenant violations.
     ABE Fairmont is in the process of finalizing an amendment to revise its senior secured credit facility to provide for reduced requirements for its monthly minimum working capital, monthly minimum net worth, and annual debt service coverage ratio. In addition, the annual cash sweep provisions of the senior secured credit facility will be extended to include the periods through 2012.
     Due to the current ethanol and corn commodity environment, there can be no guarantee that ABE Fairmont will be able to meet future debt covenants. If ABE Fairmont is unable to meet future covenants, ABE Fairmont will be in default and will be required to obtain waivers from the bank and/or restructure the terms of the senior secured credit facility.
Heartland Grain Fuels
     In October 2008, HGF was not able to make its quarterly interest payments on HGF’s $95.1 million senior credit facility. This default also represented a default on the $19.0 million Brown County Subordinated Revenue Bonds. In February 2009, HGF entered into a forbearance agreement with WestLB that expired on March 31, 2009. In March 2009, WestLB AG, New York branch as administrative agent for HGF’s senior credit facility disclosed its intent to foreclose on 100% of the Company’s equity interest in HGF and the Company does not believe it can remedy the default. As a result of these developments management of the Company evaluated the alternatives and developed a plan to work with the lenders and transfer HGF’s assets and liabilities along with Advanced BioEnergy’s 100% equity interest in HGF within a one year time period. The HGF ethanol plants in Aberdeen, South Dakota and Huron, South Dakota are currently operational and have been for the entire period ending March 31, 2009.
     The Company anticipates it will voluntarily transfer HGF’s assets and liabilities along with its 100% equity interest in HGF prior to the end of the Company’s current fiscal year ending September 30, 2009. The Company and the senior lenders for HGF are working together to complete the transaction. The senior lenders are also working with the subordinated revenue bond holders to complete the transaction on terms and conditions acceptable to both parties. In the event the senior lenders and subordinated revenue bond holders are unable to agree upon terms and conditions of the transfer it is possible HGF will enter some form of formal proceeding to complete the transfer of HGF’s assets and liabilities and existing equity interests held by Advanced BioEnergy.
     The Company is in negotiations with WestLB to continue to manage HGF for a reduced management fee. The Company provides services to HGF including but not limited to margin management, finance and accounting, tax, information technology, human resources, risk management, SEC reporting and treasury services.

CREDIT ARRANGEMENTS
     Long-term debt consisted of the following at March 31, 2009 and September 30, 2008 (in thousands, except percentages):

	March 31,	March 31,	September 30,
	2008	2008	2008
	Interest Rate	Principal Amount	Principal Amount
ABE Fairmont senior credit facility	3.91 - 7.53%	$80,650	$85,500
ABE Fairmont seasonal line	3.91%	3,000	—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
Advanced BioEnergy secured term loan	18%	10,000	10,000
Other	7.5%	190	193

Total outstanding		100,840	102,693
Less: Amounts due within one year		(23,405)	(20,055)

Long-term debt		$77,435	$82,638

The estimated maturities of debt at March 31, as follows (in thousands):

2010	$23,405
2011	11,221
2012	11,221
2013	11,388
2014	11,215
Thereafter	32,390

Total debt	$100,840

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
Long Lived Asset Impairment
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations. Management has determined that its projected future cash flows from continuing operations exceed the carrying value of the plants and that no impairment exists at March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS
     We have no off-balance sheet arrangements.
GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING
     We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. We anticipate recovery of certain sales taxes paid and up to 10% of the cost of the Fairmont plant construction via reductions in income taxes over the next 13 years. Under the Act we also anticipate recovery of 5% of the annual costs of the newly created positions, via offsets to future payroll taxes. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.
     In December 2006 we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. We anticipate paying off the outstanding obligations with future property tax payments, assessed on the Fairmont plant.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the six months ended March 31, 2009, sales of ethanol represented 77.8% of our total revenues and corn costs represented 74.4% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At March 31, 2009, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $1.60 and $4.05, respectively.
     We are also subject to market risk on the selling prices of our distiller grains, which represent 22.2% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grain spot price for local customers was $115.00 per ton at March 31, 2009.
     We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 5.5% of total cost of sales for the six months ended March 31, 2009. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At March 31, 2009, the price of natural gas on the NYMEX was $3.78 per mmbtu.
     To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At March 31, 2009, we guaranteed prices for our ethanol representing 26% of our ethanol gallons sold through June 2009 by entering into flat priced contracts. At March 31, 2009 we had entered into forward sale contracts representing 26% of our expected distiller grain production through June 2009 and we had entered into forward purchase contracts representing 19% of our current corn requirements through June 2009. At March 31, 2009, our April gas usage prices were fixed with our natural gas providers.
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

	Estimated
	at Risk		Hypothetical		Change in Annual
	Volume(1)		Change in	Spot	Operating Income
	(In millions)	Units	Price	Price(2)	(In millions)

Ethanol	78.4	gallons	10.0%	$1.60	$12.5
Distiller grains	.2	tons	10.0%	115.00	2.8
Corn	31.8	bushels	10.0%	4.05	12.9
Natural gas	2.8	btus	10.0%	3.78	1.0

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 26% of our expected annual 106 million gallons of production capacity. The volume of distiller grains at risk is based on the assumption that we will enter into contracts for 26% of our expected annual distiller grain production of 334,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 19% of our estimated current 39.3 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in one month’s gas usage.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distiller grain price per ton as of March 31, 2009.
INTEREST RATE/FOREIGN EXCHANGE RISK
     Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of March 31, 2009, we had $63.7 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates we will incur additional annual interest charges of $637,000.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On March 25, 2009, Revis Stephenson, the Company’s director, former chairman of the board and former chief executive officer, filed a demand for arbitration with the American Arbitration Association alleging that the Company breached its employment agreement with Mr. Stephenson when it terminated him for cause in January 2009. Mr. Stephenson sought additional compensation, including but not limited to two years of compensation and benefits.  On April 21, 2009, Mr. Stephenson failed to pay the required filing fee.  As a result, it was determined that the matter was not properly filed and the proceedings were dismissed without prejudice.
Item 1A. Risk Factors
     Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2008, and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-

Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, we are subject to the following additional risks:
We are exposed to additional regulatory risk that may prevent the sale of our products to customers located in certain states or require us to change the way we operate.
     Recent legislative acts by the State of California and the Environmental Protection Agency require cleaner emissions and reduced carbon footprints including effects caused by indirect land use. These acts, when implemented, may prohibit the sale of our products to certain customers which may materially impact our results from operations, or may require us to procure feedstock and market our products in a fashion that negatively impacts our financial performance.
We are exposed to credit risk resulting from the non-payment from a significant customer.
     We have concentrations of credit risk exist related to our accounts receivable since we have generally sold all of our ethanol to a single customer. We have increased in-house sales of distiller’s grains, which results in credit risks from new large customers. Although payments are typically received within ten days from the date of sale for ethanol and distillers grains, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to make payments to us for our accounts receivable or to provide inventory to us on advances made may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
Advanced Bioenergy, LLC
     On October 17, 2007, the Company issued a secured term loan note in the original principal amount of $10.0 million to PJC Capital LLC. The secured term loan note plus accrued and unpaid interest totaling $12.4 million was outstanding at March 31, 2009. On October 16, 2008, the Company failed to pay the outstanding principal and accrued interest due under the note and on October 17, 2008 the Company received a notice of an event of default. The secured term loan note bore interest at 13% per annum compounded quarterly until July 15, 2008 and 15% per annum compounded quarterly thereafter. The note has been accruing interest at the default rate of 18% during the on-going default period. During the continuation of an event of default under the secured term loan note, PJC Capital is entitled to enforce its rights, including the sale of all or part of the pledged collateral. The pledged collateral constitutes 100% of the voting equity interest in ABE Fairmont.
     The Company is in discussions with PJC Capital regarding a forbearance term and possible restructuring of the PJC Capital secured term loan note. There can be no assurance the Company will be able to reach an amicable arrangement regarding a forbearance term or other form of restructuring with PJC Capital. If the Company and PJC Capital are not able to reach a mutual agreement regarding a forbearance term or other form of restructuring of the secured term loan note, PJC Capital may seek to exercise its remedies thereunder the Company may seek alternative financing to satisfy its obligations under the PJC Capital secured term loan note.
Heartland Grain Fuels
     In October 2008, the Company was not able to make its quarterly interest payments on HGF’s $95,079 senior credit facility. This default also represented a default on the $19,000 Brown County Subordinated Revenue Bonds. In February 2009, the Company entered into a forbearance agreement with WestLB that expired on March 31, 2009. In March 2009, WestLB AG, New York branch, as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of the Company’s equity interest in HGF and the Company does not believe it can remedy the default. As a result of these developments management of the Company evaluated the alternatives and developed a plan to work with the lenders and transfer the assets and liabilities to the senior lenders within a one year time period.

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

ADVANCED BIOENERGY, LLC
Date: May 20, 2009	By:	/s/ Richard R. Peterson
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