Form 10-Q
period 2009-06-30
Advanced BioEnergy, LLC
filed 2009-08-13
CIK 1325740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2009
Commission file number: 000-52421
ADVANCED BIOENERGY, LLC
(Exact name of Registrant as Specified in its Charter)

Delaware	20-2281511
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
10201 Wayzata Boulevard, Suite 250
Minneapolis, Minnesota 55305
(763) 226-2701
(Address, including zip code, and telephone number,
including area code, of Registrant’s Principal Executive Offices)
     Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 12, 2009, the number of outstanding units was 12,651,962.

ADVANCED BIOENERGY, LLC
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in Thousands)
(Unaudited)

	June 30,	September 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$8,632	$12,655
Accounts receivable:
Trade accounts receivable	6,628	4,889
Due from broker	—	1,283
Inventories	10,191	8,101
Prepaid expenses	1,722	1,715
Current portion of restricted cash	2,656	2,731
Assets held for sale (Note 3)	130,770	152,363

Total current assets	160,599	183,737
Property and equipment, net	114,711	123,849
Other assets:
Restricted cash	1,164	1,156
Deferred financing costs, net	845	954
Other assets	193	10

Total Assets	$277,512	$309,706

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$1,595	$2,497
Accrued expenses	4,531	3,621
Derivative financial instruments	—	1,242
Liabilities held for sale (Note 3)	130,770	125,496
Current portion of long-term debt	23,405	20,055

Total current liabilities	160,301	152,911

Deferred income	6,586	6,732
Long-term debt	74,834	82,638
Members’ equity:
Members’ capital	153,684	153,516
Retained deficit	(117,893)	(84,305)
Accumulated other comprehensive loss	—	(1,786)
Total members’ equity	35,791	67,425

Total liabilities and members’ equity	$277,512	$309,706

See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per unit data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Ethanol and related product revenues	$48,607	$66,587	$159,275	$159,324
Cost of goods sold	47,353	61,396	155,603	140,274

Gross profit	1,254	5,191	3,672	19,050

Selling, general and administrative	1,635	2,523	4,943	7,699

Operating income (loss)	(381)	2,668	(1,271)	11,351

Management services	395	395	1,185	918
Other income	15	137	581	327
Interest income	48	88	158	417
Interest expense	(1,747)	(3,458)	(5,641)	(11,018)

Income (loss) from continuing operations	$(1,670)	$(170)	$(4,988)	$1,995

Discontinued operations (Note 3):
Loss from Heartland Grain Fuels, LP	—	(9,426)	(28,600)	(15,226)

Net loss	$(1,670)	$(9,596)	$(33,588)	$(13,231)

Income (loss) per unit basic and diluted:
From continuing operations	(0.13)	(0.02)	(0.40)	0.20
From discontinued operations	—	(0.95)	(2.31)	(1.54)

Net loss	$(0.13)	$(0.97)	$(2.71)	$(1.34)

Basic weighted average units outstanding	12,643,542	9,893,526	12,395,677	9,864,074
Diluted weighted average units outstanding	12,643,542	9,893,526	12,395,677	9,864,074
See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statement of Changes in Members’ Equity
For the Nine Months Ended June 30, 2009
(Dollars in thousands)
(Unaudited)

				Accumulated
				Other
	Member	Member	Retained	Comprehensive
	Units	Capital	Deficit	Income	Total
MEMBERS’ EQUITY — September 30, 2008	9,919,162	$153,516	$(84,305)	$(1,786)	$67,425
Issuance of previously subscribed units	2,750,000	—	—	—	—
Unit compensation expense, net of contingently returned units	(10,000)	186	—	—	186
Put options exercised	(7,200)	(18)	—	—	(18)
Interest rate swap obligations	—	—	—	1,786	1,786
Net loss	—	—	(33,588)	—	(33,588)

MEMBERS’ EQUITY — June 30, 2009	12,651,962	$153,684	$(117,893)	$—	$35,791

See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(33,588)	$(13,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,178	15,649
Amortization of deferred financing costs	562	752
Amortization of debt discount	—	1,695
Impairment of IRF purchase intangible	—	750
Impairment of HGF assets	13,564	—
Unit compensation expense	186	580
Change in risk management activities	(1,242)	1,620
Changes in working capital components:
Receivables	863	(13,004)
Inventories	(854)	(10,752)
Prepaid expenses	(505)	(2,420)
Accounts payable	(3,029)	6,752
Accrued expenses	10,497	3,015

Net cash provided by (used in) operating activities	2,632	(8,954)
Cash flows from investing activities
Purchase of property and equipment	(834)	64
Purchase of Heartland Grain Fuels, LP net of cash acquired	—	(51,707)
Change in other assets	(303)	(10,858)
Increase in restricted cash held in escrow	(500)

Net cash used in investing activities	(1,637)	(62,501)
Cash flows from financing activities
Payments on debt	(8,000)	(62,114)
Proceeds from long-term debt	3,000	130,592
Repurchase of units	(18)	(467)

Net cash provided by (used in) financing activities	(5,018)	68,011

Net increase in cash and cash equivalents	(4,023)	(3,084)
Beginning cash and cash equivalents	12,655	7,111

Ending cash and cash equivalents	$8,632	$4,027

Supplemental disclosure of non cash transactions
Deferred financing cost paid from long term debt proceeds	$—	$5,984
Accounts payable incurred for construction in process	—	200
Unrealized loss on interest rate swaps	—	1,588
Financing costs amortized to construction in progress	—	154
Promissory notes and accrued interest converted into membership units	—	30,318
Warrants issued in connection with debt	—	2,260
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $2,394 in 2008	$7,080	$18,373
See notes to condensed consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)
1. Organization and Significant Accounting Policies
     The consolidated financial statements include the accounts of Advanced BioEnergy, LLC and its wholly owned subsidiaries (collectively referred to herein as “the Company”), ABE Fairmont, LLC (“ABE Fairmont”) which commenced operations at the 100 million gallon nameplate facility in Fairmont, Nebraska in October 2007, ABE Northfield, LLC and Indiana Renewable Fuels, LLC. All intercompany balances and transactions have been eliminated in consolidation. Previously the Company’s consolidated financial statements included the results of Heartland Grain Fuels, LP (“HGF”), which operates ethanol production facilities in Aberdeen and Huron, South Dakota. In March 2009, WestLB AG, New York branch as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of the Company’s equity interest in HGF and the Company does not believe it can remedy the default. As a result of these developments, management of the Company evaluated the alternatives and developed a plan to work with the lenders and transfer the assets of HGF to the senior lenders within a one year time period. In accordance with FAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets the assets and liabilities of HGF have been reflected on the balance sheet as held for sale and the results of operations are shown in the Condensed Consolidated Statements of Operations as discontinued operations.
     The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The financial information as of June 30, 2009 and the results of operations for the three months and nine months ended June 30, 2009 are not necessarily indicative of the results for the fiscal year ending September 30, 2009.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company segregates cash held for debt service as restricted.
Fair Value of Financial Instruments
     Financial instruments include cash and cash equivalents, interest rate swaps, derivative financial instruments, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk and other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont approximate fair value. It is not practical to estimate the fair value of the PJC Capital debt instrument due to current financial conditions. At June 30, 2009, the Company did not hold derivative positions that required any fair value analysis.
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
Revenue Recognition
     Revenue from the production of ethanol and related products is recorded when title transfers to customers. Ethanol and related products are generally shipped freight on board (FOB) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.
Shipping Costs
     The Company classifies shipping costs as a component of cost of goods sold in the consolidated statements of operations.
Income (Loss) Per Unit
     Basic and diluted income (loss) per unit are computed using the weighted-average number of vested units outstanding during the period. Unvested units are considered unit equivalents and are considered in the diluted income per unit computation as income from continuing operations for the nine months ended June 30, 2008, but have not been included in the computations of diluted loss per unit from continuing operations, discontinued operations, and net loss as their effect would be anti-dilutive for the quarter and the nine months ended June 30, 2009 and the quarter ended June 30, 2008.
Accounting Estimates
     Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Risks and Uncertainties
     The current U.S. recession has reduced the nation’s demand for energy. The recent bankruptcy filings of the industry’s major producers have resulted in great economic uncertainty about the viability of ethanol. The ethanol boom of recent years has resulted in overcapacity in the industry and capacity currently exceeds the renewable fuels standards mandates. The average national ethanol spot market price has plunged since May 2008. As such, the Company may need to evaluate whether crush margins will be sufficient to operate its Fairmont plant and generate sufficient cash for debt service. In the event crush margins become negative for an extended period of time, the Company may be required to reduce capacity or shut down the Fairmont plant.
New Accounting Pronouncements

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
2. Going Concern
     The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from continuing operations of $5.0 million in the nine months ended June 30, 2009.
     The Company was not able to make scheduled principal and interest payments on the $10.0 million secured term loan note due to PJC Capital, LLC (“PJC Capital”) in October 2008. The Company has negotiated a Forbearance Agreement with PJC Capital which contemplates issuance of a restructured three year note (“Restructured Note”) if the Company is successful in raising $3.0 million in net proceeds from a private offering by October 1, 2009. The terms of the Restructured Note are further described in footnote 6.
     The Company expects to fund its operations during the next 12 months using cash flow from continuing operations and its existing credit facilities. The Company continues to experience tight operating margins due to the current market prices of ethanol and distiller’s grains and the relative costs associated with its raw materials, and will continue to evaluate conditions in the ethanol industry and make decisions regarding the operations of the Fairmont plant accordingly.
3. Discontinued Operations
     In October 2008, the Company was not able to make its quarterly interest payments on HGF’s $95.1 million senior credit facility. This default also represented a default on the $19.0 million Brown County Subordinated Revenue Bonds. In February 2009, the Company entered into a forbearance agreement with WestLB that expired on March 31, 2009. In March 2009, WestLB AG, New York branch as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of the Company’s equity interest in HGF and the Company does not believe it can remedy the default. As a result of these developments, management of the company evaluated the alternatives and developed a plan to work with the lenders and transfer the assets and liabilities to the senior lenders within a one year time period. Therefore, in accordance with FAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets the assets and liabilities of HGF have been reflected on the balance sheet as held for sale and the results of operations are shown in the Condensed Consolidated Statements of Operations as discontinued operations. The Company recorded an impairment charge of $13.6 million in the quarter ended March 31, 2009 as assets and liabilities were adjusted to their fair market value. HGF did not record depreciation expense in the quarter ended June 30, 2009 and interest expense was adjusted to reflect the anticipated debt relief from the foreclosure resulting in HGF operations recording operating income of $0.00.

The summarized operating results and net income of HGF are as follows (in thousands):

	Quarter Ended		Nine months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net revenues	$36,850	$51,157	$111,462	$113,285

Loss from operations before impairment charge	—	(9,426)	(15,035)	(15,226)
Property and equipment and deferred financing costs impairment	—	—	(13,565)	—

Net loss from discontinued operations	$—	$(9,426)	$(28,600)	$(15,226)

     A summary of HGF assets and liabilities is as follows (in thousands):

	June 30,	September 30,
	2009	2008
Assets:
Cash and cash equivalents	$6,764	$9,082
Trade accounts receivable	4,831	5,711
Inventories	4,250	5,736
Property, plant and equipment, net	112,967	131,331
Goodwill	—	29,148
Other	1,958	9,788

Total assets from discontinued operations	$130,770	$190,796

Liabilities:
Current debt	$114,079	$115,840
Trade accounts payable and accrued expenses	16,691	10,596

Total liabilities of discontinued operations	$130,770	$126,436

4. Inventories
     A summary of inventories is as follows (in thousands):

	June 30,	September 30,
	2009	2008
Corn	$6,157	$843
Chemicals	309	192
Work in process	1,169	2,292
Ethanol	933	2,250
Distillers grain	990	1,871
Supplies and parts	633	653

Total	$10,191	$8,101

5. Property and Equipment
     A summary of property and equipment is as follows (in thousands):

	June 30,	September 30,
	2009	2008
Land	$2,333	$2,333
Buildings	11,423	11,354
Process equipment	120,756	120,480
Office equipment	1,085	1,085
Construction in process	16	116

	135,613	135,368
Accumulated depreciation	(20,902)	(11,519)

Property and equipment, net	$114,711	$123,849

6. Debt
     A summary of debt is as follows (in thousands, except percentages):

	June 30,	June 30,	September 30,
	2009	2009	2008
	Interest Rate	Principal Amount	Principal Amount
ABE Fairmont senior credit facility	3.71 – 7.53%	$78,050	$85,500
ABE Fairmont seasonal line	3.71%	3,000	—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
Advanced BioEnergy secured term loan	12.00%	10,000	10,000
Other	7.50%	189	193

Total outstanding		98,239	102,693
Less: Amounts due within one year		(23,405)	(20,055)

Long-term debt		$74,834	$82,638

The estimated maturities of debt at June 30, as follows (in thousands):

2010	$23,405
2011	11,221
2012	11,221
2013	11,387
2014	12,265
Thereafter	28,740

Total debt	$98,239

Senior Credit Facility for the Fairmont Plant
     In 2006, ABE Fairmont entered into a $90.0 million senior credit facility with Farm Credit for the construction of its ethanol plant in Fairmont, NE. The senior credit facility was amended in December 2008 and now consists of a $58.3 million term loan, known as term loan A and a $25.0 million revolving term loan, known as term loan B. Farm Credit also extended a $6.0 million revolving credit facility for financing eligible grain inventory and equity in CBOT futures positions, which expires in February 2010. ABE Fairmont has drawn $3.0 million under the revolving credit facility and had $3.0 million available at June 30, 2009. Farm Credit also extended a $2.0 million revolving credit facility for financing third party letters of credit, which expire in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease effectively reducing the financing available from the $2.0 million revolving credit facility by $911,000.
     At June 30, 2009, ABE Fairmont had $53.1 million outstanding on term loan A. ABE Fairmont must make quarterly installments of $2.6 million through February 2014, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance on May 2014. For each fiscal year ending September 30, 2009 through 2012, ABE Fairmont must pay an additional amount equal to the lesser of $8.0 million or 75% of its free cash flow. At June 30, 2009, ABE Fairmont had $25.0 million outstanding on the revolving term loan B. On the earlier of December 1, 2014 or nine months following complete repayment of term loan A, ABE Fairmont will begin repayment of revolving term loan B in $5.0 million increments due every six months.
     ABE Fairmont pays interest monthly at 7.53% on $20.0 million and a variable rate based on the 30 day LIBOR rate on the remaining outstanding debt.
     The loans are secured by a first mortgage on all of ABE Fairmont’s real estate and a lien on all of ABE Fairmont’s personal property. While the credit facilities are outstanding, ABE Fairmont is subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. ABE Fairmont has received waivers for its violations of the February working capital covenant and the March and April net worth covenants. Based on these waivers and the expectation that we will maintain compliance into the future, we have shown the repayment of the credit facility according to its terms.
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
Secured Term Loan Note
     On October 17, 2007, the Company issued a secured term loan note in the original principal amount of $10.0 million to PJC Capital LLC. The secured term loan note plus accrued and unpaid interest totaling $12.6 million was outstanding at June 30, 2009. On October 16, 2008, the Company failed to pay the outstanding principal and accrued interest due under the note and on October 17, 2008, the Company received a notice of an event of default. The note accrued interest at the default rate of 18% from October 16, 2008 to May 31, 2009. During the default, PJC Capital was entitled to enforce its rights including the sale of all or part of the pledged collateral. The pledged collateral constitutes 100% of the voting equity interest in ABE Fairmont.
     The Company entered into a Forbearance Agreement with PJC Capital which contemplates issuance of the Restructured Note upon the Company raising $3.0 million in net proceeds from a private offering by October 1, 2009. During the forbearance period, we are incurring interest at 12% subject to a retroactive reinstatement of the 18% default rate if the Forbearance Agreement is terminated. The Restructured Note will accrue interest at 10% and require monthly cash interest payments totaling $50,000; the remainder of certain monthly interest payment to be paid-in-kind. The initial amount of the Restructured Note will depend on the amount raised in the offering and all outstanding principal and interest is due three years after closing. The Restructured Note will be secured by ABE’s equity interest in ABE Fairmont. The Restructured Note will contain restrictions on ABE and ABE Fairmont relating to indebtedness and guarantees, liens, investments, acquisition and loans, asset transfers, dividends distributions and redemptions, and new ventures and mergers, as well as various events of default including defaults under ABE Fairmont’s indebtedness.
Subordinated Convertible Debt Financing
     In April 2007 and June 2007, the Company issued Ethanol Investment Partners, LLC, an affiliate of Tennessee Ethanol Partners, LP, an existing investor in the Company, an aggregate of $25.9 million of 15% subordinated convertible promissory notes. Per the note agreements, the principal and accrued interest on the notes converted into the right to receive 1,894,904 membership units in September 2008. The conversion rights were disputed and in October 2008, a settlement agreement was reached in which Ethanol Investment Partners, LLC received 2,750,000 units for converting the notes.
7. Member’s Equity
Convertible Notes
     As discussed in Note 6, the Company converted the $25.9 million in subordinated convertible promissory notes plus accrued interest of $4.4 million into member’s equity at an initial price of $16.00 per unit or approximately 1,895,000 units. Ethanol Investment Partners, LLC disputed certain items including the conversion rights and in October 2008, the Company reached a settlement agreement and release with Ethanol Investment Partners, LLC in which Ethanol Investment Partners, LLC received an aggregate of

2,750,000 units. As a result, Ethanol Investment Partners, LLC now owns approximately 26% of the Company’s outstanding units.
Restricted Unit Agreements
     The Company entered into restricted unit agreements with two former officers under which the Company issued 90,850 units valued between $14.00 and $20.00 per unit, of which 14,463 were subsequently forfeited. The Company recorded related compensation expense (recovery from forfeitures) of $(29,000) and $23,000 in the three months ended June 30, 2009 and 2008, respectively. The Company recorded related compensation expense of $12,000 and $415,000 in the nine months ended June 30, 2009 and 2008, respectively.
Employment Agreements
     The Company previously issued 70,000 restricted units to employees in connection with employment agreements of which 21,000 were subsequently forfeited. At June 30, 2009, the Company had a total of 36,400 unvested units issued. Each of the remaining awards vests as to 20% each year. The Company recorded related compensation expense (recovery from forfeitures) of $159,000 and $(6,000) in the three months ended June 30, 2009 and 2008, respectively. The Company recorded related compensation expense of $174,000 and $110,000 in the nine months ended June 30, 2009 and 2008, respectively and expects to record an additional $110,000 of compensation expense over the next five years. Each employee has put rights to sell up to 40% of the units vesting to the Company for the then current market price to cover the related tax requirements of the individual officers. In December 2008 two officers exercised their put rights for the sale of 2,400 units at $2.55 per unit.
     In April 2009, the Company terminated its employment relationship with Perry C. Johnston without cause and as a result, all 12,000 unvested restricted units held by Mr. Johnston vested in full.
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
     The Forbearance Agreement with PJC Capital requires the Company issue warrants to purchase units of the Company to replace the outstanding 482,520 warrants held by PJC Capital. PJC Capital will receive warrants to purchase units equaling 5% of the fully diluted units outstanding on that date if $3.0 million in net proceeds is raised through an equity offering by October 1, 2009, and decreasing incrementally to 3% of the fully diluted units outstanding if $7.0 million or greater is raised, with an exercise price of $1.50 per unit.
8. Major Customers
     In October 2008, ABE Fairmont entered into an ethanol product off-take relationship with Gavilon pursuant to which ABE Fairmont sells its output of ethanol produced at the Fairmont plant, at accepted bid prices per gallon less a commission. ABE Fairmont is self marketing the distiller grains it produces to a large number of local and regional customers.
     Sales and receivables from Gavilon were as follows (in thousands):

	June 30,	June 30,
	2009	2008
Nine month revenues	$127,980	$—
Receivable balance	7,069	—

9. Risk Management
     The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed as an integral part of the overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distiller grains with forward purchase and sale contracts to lock in or enhance future operating margins. The Company had the following fixed price forward contracts outstanding at June 30, 2009 (in thousands):

Commodity	Quantity	Amount	Period Covered
Corn	bushels	2,624	December 2009

Ethanol	gallons	5,839	June 2009
Dried Distiller Grains (Equivalents)	tons	49	June 2009
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

	Quarter Ended		Nine months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Ethanol related losses	$—	$(3,273)	$—	$(3,442)
Corn gains (losses)	—	1,752	(3,158)	2,112
     Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and, therefore are not marked to market in the financial statements. Net unrealized losses of $0 and $1.2 million at June 30, 2009 and September 30, 2008 are classified as derivative financial instruments on the balance sheet.
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
     Advanced BioEnergy was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distiller grains and providing management services to ethanol producers. Our production operations are carried out primarily through our operating subsidiaries ABE Fairmont, which owns and operates the Fairmont, NE plant and HGF, which owns and operates ethanol facilities in Aberdeen and Huron, South Dakota. As discussed above, we anticipate that we will lose our equity interest in HGF as a result of defaults under HGF’s senior credit facility. ABE Fairmont has nameplate ethanol production capacity to produce 100 million gallons per year from grinding 35.7 million bushels of corn. We also have a subsidiary, ABE Northfield, LLC, which was formed to own and operate a plant in Northfield, MN, and a subsidiary, Indiana Renewable Fuels, LLC, which was formed to operate a plant in Argos, IN. We have suspended business activities related to the development of the Minnesota and Indiana plants due to market conditions and zoning restrictions, and presently have no intention to develop those sites.
FACILITIES
     We believe that the Fairmont plant is in adequate condition to meet our current and future production goals. We believe that the plant is adequately insured for replacement cost plus related disruption expenditures.
     The senior creditor of the Fairmont plant is secured by a first mortgage on the plant real estate and a security interest lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the Fairmont plant.
PLAN OF OPERATION THROUGH JUNE 2010
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
RESULTS OF CONTINUING OPERATIONS
Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008 (Continuing Operations)
     The following table reflects quantities of our products sold at average prices net of commissions as well as bushels of corn ground and therms of gas burned at average costs for the three months ended June 30, 2009 and 2008:

	Quarter Ended		Quarter Ended
	June 30, 2009		June 30, 2008
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	26,468	$1.49	24,623	$2.35
Dried distiller grains (tons)	55	117.54	58	133.76
Modified distiller grains (tons)	41	66.03	33	74.86

Corn (bushels)	9,537	$3.88	8,681	$5.33
Gas (mmbtus)	702	2.83	706	9.87
Net Sales
     Net product sales for the quarter ended June 30, 2009 were $48.6 million, compared to $66.6 million for the quarter ended June 30, 2008, a decrease of $18.0 million or 27.0%. During the quarter ended June 30,

2009 and 2008, 81.0% and 91.3%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distiller’s grains. Ethanol selling prices per gallon decreased $0.86 or 36.6% from the quarter ended June 30, 2008 to June 30, 2009. Dried and modified distillers grains selling prices declined 12.1% and 11.8%, respectively, from the prior year periods due to decline in prices of alternative feeds. The resulting decline in revenues was partially offset by an increase in ethanol gallons sold from 24,623 in the period ended June 30, 2008 to 26,468 in the period ended June 30, 2009. This 23.5% increase in gallons sold is the result of lost production in the prior year as a result of issues caused by dust forming on the molecular sieve beads. Certain improvements and replacements occurred in the fourth quarter of fiscal 2008.
Cost of Goods Sold
     Costs of goods sold for the quarter ended June 30, 2009 were $47.4 million, compared to $61.4 million for the quarter ended June 30, 2008, an decrease of $14.0 million or 22.8%. Corn costs represented 78.1% and 73.8% of cost of sales for the quarters ended June 30, 2009 and 2008. Natural gas costs represented 4.2% and 10.7% of cost of sales for the quarters ended June 30, 2009 and 2008. Cost of goods sold were offset by corn related hedging gains of $1.8 million in the quarter ended June 30, 2008. We did not engage in hedging related activities in the current year quarter.
     The decrease in cost of sales is primarily related to a 27.2% decline in the cost per bushel of corn and a 71.3% decline in the cost of natural gas per mmbtu. The dramatic decreases in costs were slightly offset by our 13.3% increase in bushels of corn ground. Natural gas usage remained flat despite the production increases, due to a shift from marketing less dried distillers grains to more modified distillers grains in the quarter ended June 30, 2009.
Gross Profit
     Our gross profit for the quarter ended June 30, 2009 was $1.3 million, compared to gross profit of $5.2 million for the quarter ended June 30, 2008. The decrease was primarily due to the decline in ethanol selling prices. Ethanol and distillers grain yields per bushel of corn are limited with existing technology in the industry. The current commodity prices for corn, ethanol and distiller grains create difficulty generating positive margins to cover fixed costs and debt service requirements.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees as well as certain non-recurring charges. Overall selling, general and administrative costs decreased approximately $888,000, or 35.2%, to $1.6 million for the quarter ended June 30, 2009 due to reductions in compensation costs as a result of reductions in the number of administrative personnel. Selling, general and administrative expenses as a percentage of sales have decreased from 3.8% in the quarter ended June 30, 2008 to 3.3% in the quarter ended June 30, 2009.
Interest Expense
     Interest expense for the quarter ended June 30, 2009 was $1.7 million, compared to $3.5 million for the quarter ended June 30, 2008, a decrease of $1.8 million. Total debt outstanding decreased from $121.3 million at June 30, 2008 to $98.2 million at June 30, 2009, due to the ECM conversion and principal payments. The decline in the adjustable interest rate on the ABE Fairmont credit facility from 5.50% at June 30, 2008 to 3.71% at June 30, 2009 also reduced interest costs.
Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008 (Continuing operations)
     The following table reflects quantities of our products sold at average prices net of commissions as well as bushels of corn ground and therms of gas burned at average costs for the nine months ended June 30, 2009 and 2008:

	Nine months Ended		Nine months Ended
	June 30, 2009		June 30, 2008
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost

Ethanol (gallons)	80,172	$1.57	62,087	$2.13
Dried distiller grains (tons)	183	131.90	171	124.97
Modified distiller grains (tons)	134	68.24	42	68.84

Corn (bushels)	29,518	$3.98	23,328	$4.41
Gas (mmbtus)	2,155	3.70	1,922	7.98
Net Sales
     Net product sales for the nine months ended June 30, 2009 were flat with the prior year period at $159.3 million. During the nine months ended June 30, 2009 and 2008, 78.8% and 84.9%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distiller’s grains.
     Ethanol gallons sold increased by 18.1 million from the nine months ended June 30, 2008 to June 30, 2009 as a result of the ABE Fairmont plant producing ethanol for the entire nine month period in the current year. The plant commenced ethanol production in November 2007 and had some maintenance shut downs shortly thereafter for an electrical transformer replacement and evaporator maintenance. Distiller grains tons sold also increased due to operating for the entire current year period. The impact from the increased production was offset by the average selling price per gallon of ethanol declining from $2.13 per gallon in the nine months ended June 30, 2008 to $1.57 in 2009 as a result of lower gasoline demands and increased ethanol supply in the current year. Dried distillers grain selling price per ton increased 5.5% from the nine months ended June 30, 2008 as a result of improved local and regional marketing and a reduction of local supply due to ethanol plant shutdowns.
Cost of Goods Sold
     Costs of goods sold for the nine months ended June 30, 2009 were $155.6 million, compared to $140.3 million for the nine months ending June 30, 2008, an increase of $15.3 million or 9.9%. Corn costs represented 75.5% and 72.5% of cost of sales for the nine months ended June 30, 2009 and 2008. Natural gas costs represented 5.2% and 10.6% of cost of sales for the fiscal nine months ended June 30, 2009 and 2008.
     The increase in cost of sales is primarily related to the additional 6.2 million bushels of corn ground for the additional ethanol production in the nine months ended June 30, 2009, offset by the $0.43 per bushel decline in corn costs in the nine months ended 2009. Natural gas usage increased 12.1% due to the increased production. The cost of natural gas per mmbtu decreased 53.6% in the nine months ended June 30, 2009. Cost of sales include a $3.2 million corn related hedge loss in the nine months ended June 30, 2009 compared to a $2.2 million gain in 2008.
Gross Profit
     Our gross profit for the nine months ended June 30, 2009 was $3.7 million, compared to $19.1 million for the nine months ended June 30, 2008. The decrease was primarily due to the decline in ethanol selling prices and our hedging losses. Ethanol and distillers grain yields per bushel of corn are limited with existing technology in the industry. The current commodity prices for corn, ethanol and distillers grains create difficulty generating positive margins to cover fixed costs and debt service requirements.
Selling, General, and Administrative Expenses
     Overall selling, general and administrative costs declined approximately $2.8 million, or 23.1%, to $4.9 million for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. The prior year period costs included the impairment of $750,000 of additional acquisition costs related to our acquisition of Indiana Renewable Fuels, LLC . The current period results include a 20% reduction in the number of administrative personnel. Selling, general and administrative expenses as a percentage of sales have declined from 4.8% in the nine months ended June 30, 2008 to 3.7% in the nine months ended June 30, 2009.
Interest Expense
     Interest expense for the nine months ended June 30, 2009 was $5.6 million, compared to $11.0 million for the nine months ended June 30, 2008, a decrease of $5.4 million. Total debt outstanding decreased from $121.3 million at June 30, 2008 to $98.2 million at June 30, 2009, due to the ECM conversion and principal payments. The decline in the adjustable interest rate on the ABE Fairmont credit facility from 5.50% at June 30, 2008 to 3.71% at June 30, 2009 also reduced interest rate costs. The nine months ended June 30, 2008 interest expense included $1.7 million of amortization related to warrants issued in connection with the PJC Capital secured term loan note.
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
     The senior lenders are working with the subordinated revenue bond holders to complete the transaction on terms and conditions acceptable to both parties. In the event the senior lenders and subordinated revenue bond holders are unable to agree upon terms and conditions of the transfer it is possible HGF will enter some form of formal proceeding to complete the transfer of HGF’s assets and liabilities and existing equity interests held by Advanced BioEnergy.
     In accordance with FAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets the assets and liabilities of HGF have been reflected on the balance sheet as held for sale and its results of operations are shown in the Condensed Consolidated Statements of Operations as discontinued operations.
     The HGF ethanol plants in Aberdeen, South Dakota and Huron, South Dakota are currently operational and have been for the entire period ending June 30, 2009. HGF revenues were $36.9 million for the quarter ended June 30, 2009 compared to $51.2 million for the quarter ended June 30, 2008 a decline of 27.9% due to a 33.2% drop in selling price per gallon in the current year quarter. HGF revenues were $111.5 million for the nine months ended June 30, 2009 compared to $113.3 million for the nine months ended June 30, 2008 a decrease of 1.6% due to a 22.7% decline in ethanol prices offset by the additional production gallons sold from the Aberdeen expansion completed in January 2008. HGF recorded an impairment charge on property and equipment and deferred offering costs of $13.6 million in the quarter ended March 31, 2009.
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
     The RFS2 program is expected to go into effect in 2010 and require certain gas emission reductions for the entire lifecycle production of fuels compared to petroleum fuels produced in 2005. The greenhouse gas reduction requirement generally doesn’t apply to facilities that commenced construction prior to December 2007. If this changes and our Fairmont plant must meet the standard it may impact the way we procure feed stock and market and transport our products.
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
The Clean Air Act and Oxygenated Gasoline Program
     Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of the 1990’s, particularly the Oxygenated Gasoline Program, which became effective in 1992. The Oxygenated Gasoline Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has also increased as the result of a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective in 1995, and requires the sale of reformulated gasoline in numerous areas to reduce pollutants, specifically those that contribute to ground level ozone, better known as smog. Reformulated gasoline that meets the performance criteria set by the Clean Air Act can be reformulated in a number of ways, including the addition of oxygenates like ethanol to the gasoline.
The Volumetric Ethanol Excise Tax Credit
     The use of ethanol as an alternative fuel source has been aided by federal tax policy. The full federal excise tax of 18.4 cents per gallon of gasoline is collected on all gasoline and allocated to the highway trust fund. Under the Volumetric Ethanol Excise Tax Credit, known as VEETC, a $0.45 per gallon credit is available on ethanol blended at 10% with specified fuels. Refiners and gasoline blenders apply for this credit. The VEETC makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether, known as ETBE, including ethanol in E85 (an 85% ethanol fuel blend). The per gallon credit is scheduled to expire on December 31, 2010.
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
     The ethanol industry and our business depend upon continuation of the federal and state ethanol supports discussed above. These government incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the government incentives may be continued at lower levels than those at which they currently exist. The elimination or reduction of the federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income.
COMPETITION
Our Primary Competition
     As of January 2009, Nebraska has 24 ethanol plants producing an aggregate of 1,690 million gallons of ethanol per year. We will have to compete with these plants for distiller’s grains sales and corn procurement.
     We market our ethanol primarily on a regional and national basis. We believe that we are able to reach the best available market through the use of experienced ethanol marketers and by the rail delivery methods we utilize. The Renewable Fuels Association (“RFA”) reports that as of June 30, 2009, current U.S. ethanol production capacity is 12.4 billion gallons per year. Currently 23 of the 193 U.S. plants are idle, reducing current operational output to 10.3 billion gallons per year. On a national level there are numerous other production facilities with which we will be in direct competition, many of whom have greater resources than we do. Our Fairmont plant competes with other ethanol producers on the basis of price, and to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain supplies, natural gas sources and feedlots.
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
Competition from Alternative Fuels
     Alternative fuels and alternative ethanol production methods are under development. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.
Competition for Co-Products
     With respect to ethanol co-products, we compete with other ethanol producers, which also sell co-products as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality.
LIQUIDITY AND CAPITAL RESOURCES
Financing and Existing Debt Obligations
     Our continuing business activities and plant operations are conducted through Advanced BioEnergy and ABE Fairmont. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. ABE Fairmont has traditional project financing in place including senior secured financing, working capital facilities and subordinate exempt facilities revenue bonds. There are provisions preventing cross default or collateralization between entities. Advanced BioEnergy is highly restricted in its ability to utilize the cash and other financial resources of ABE Fairmont for the benefit of Advanced BioEnergy or the other subsidiaries with the exception of allowable distributions as defined in the separate financing agreements.
Advanced BioEnergy
     Advanced BioEnergy had cash and cash equivalents of $2.1 million and restricted cash of $2.6 million on hand at June 30, 2009. The restricted cash will become unrestricted under certain conditions on March 31, 2010.
     Advanced BioEnergy’s primary sources of cash is the issuance of our units, a monthly management fee charged to ABE Fairmont and HGF and certain state of Nebraska tax incentives related to the construction and on-going operations of ABE Fairmont. Advanced BioEnergy is in negotiations with WestLB AG, New York Branch, as administrative agent for HGF’s senior credit facility, to continue to manage HGF for a reduced management fee. Advanced BioEnergy currently provides margin management, finance and accounting, tax, information technology, human resources, risk management, SEC reporting and treasury services.
     On October 17, 2007, the Company issued a secured term loan note in the original principal amount of $10.0 million to PJC Capital LLC. The secured term loan note plus accrued and unpaid interest totaling $12.4 million was outstanding at June 30, 2009. On October 16, 2008, the Company failed to pay the outstanding principal and accrued interest due under the note and on October 17, 2008 the Company received a notice of an event of default.
     The note has been accruing interest at the default rate of 18% from October 16, 2008 to May 31, 2009. During the default, PJC Capital was entitled to enforce its rights including the sale of all or part of the pledged collateral. The pledged collateral constitutes 100% of the voting equity interest in ABE Fairmont.

     We have entered into a Forbearance Agreement with PJC Capital which contemplates issuance of the Restructured Note upon ABE raising $3.0 million in net proceeds from a private offering by October 1, 2009. During the forbearance period, we are incurring interest at 12%. The Restructured Note will accrue interest at 10% and require monthly cash interest payments totaling $50,000 with the remainder of the monthly interest payment to be paid-in-kind. The initial amount of the Restructured Note will depend on the amount raised in the offering and all outstanding principal and interest is due three years after closing. Advanced Bioenergy will remit the anticipated funds received from the private equity offering, tax incentives, distributions from ABE Fairmont and certain restricted cash balances to PJC Capital. The Restructured Note will be secured by ABE’s equity interest in ABE Fairmont. The Restructured Note will contain restrictions on ABE and ABE Fairmont relating to indebtedness and guarantees, liens, investments, acquisition and loans, asset transfers, dividends distributions and redemptions, and new ventures and mergers, as well as various events of default including defaults under ABE Fairmont’s indebtedness.
ABE Fairmont
     ABE Fairmont had cash and cash equivalents of $6.6 million and restricted cash of $1.3 million on hand at June 30, 2009. The restricted cash is held in escrow for future debt service payments. As of June 30, 2009, ABE Fairmont had $81.1 million in senior secured credit and $7.0 million of subordinate exempt facilities revenue bonds outstanding. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest on its outstanding subordinate exempt revenue bonds. The senior credit facility requires quarterly principal payments of $2.6 million. Semi-annual principal payments on the subordinate exempt facilities revenue bonds of $815,000 commence in December 2010.
     ABE Fairmont anticipates using available cash to fund current operations, invest in capital equipment and make required debt service payments on its debt. ABE Fairmont is allowed to make cash distributions to its parent company (Advanced BioEnergy) if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principals and other terms contained in its senior secured credit agreement. The distribution is subject to the completion of ABE Fairmont’s financial statement audit and upon making any distribution, ABE Fairmont must remain in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. Under the Restructured Note with PJC Capital, any distributions made to Advanced BioEnergy are required to be remitted to PJC Capital until the note is paid in full. ABE Fairmont’s senior secured credit agreement also requires an annual cash sweep subject to a free cash flow calculation as defined in its senior secured credit agreement. This cash sweep requires ABE Fairmont to make a payment equal to the lesser of $8.0 million or 75% of our free cash flow for the fiscal years ending in September 2009 through 2012.
     ABE Fairmont has a $6.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires in February 2010. At June 30, 2009, ABE Fairmont had drawn $3.0 million on the revolving credit facility. ABE Fairmont also has a $2.0 million revolving credit facility for financing third party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease effectively reducing the financing available from the $2.0 million revolving credit facility by $911,000.
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

CREDIT ARRANGEMENTS
     Long-term debt consisted of the following at June 30, 2009 and September 30, 2008 (in thousands, except percentages):

	June 30,	June 30,	September 30,
	2009	2009	2008
	Interest Rate	Principal Amount	Principal Amount

ABE Fairmont senior credit facility	3.71 – 7.53%	$78,050	$85,500
ABE Fairmont seasonal line	3.71%	3,000	—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
Advanced BioEnergy secured term loan	12.00%	10,000	10,000
Other	7.50%	189	193

Total outstanding		98,239	102,693
Less: Amounts due within one year		(23,405)	(20,055)

Long-term debt		$74,834	$82,638

The estimated maturities of debt at June 30, as follows (in thousands):

2010	$23,405
2011	11,221
2012	11,221
2013	11,387
2014	12,265
Thereafter	28,740

Total debt	$98,239

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
Revenue Recognition
     Revenue from the production of ethanol and related products is recorded when title transfers to customers. Ethanol and related products are generally shipped freight on board (FOB) shipping point. Interest income is recognized as earned. In accordance with our agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.
Inventories
     Chemicals, supplies, work in process, ethanol and distiller grains inventories are stated at the lower of cost or market on a weighted cost basis. Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances for normal profit margin.
Long-Lived Asset Impairment
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
Subsequent Events
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
OFF-BALANCE SHEET ARRANGEMENTS
     We have no off-balance sheet arrangements.
GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING
     We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. We anticipate recovery of certain sales taxes paid and up to 10% of the cost of the Fairmont plant construction via reductions in income taxes over the next 13 years. Under the Act we also anticipate recovery of 5% of the annual costs of the newly created positions, via offsets to future payroll taxes. Under the Restructured Note, we will be required to remit the proceeds to PJC Capital until the note is paid in full. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.
     In December 2006 we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. We anticipate paying off the outstanding obligations with future property tax payments, assessed on the Fairmont plant.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the nine months ended June 30, 2009, sales of ethanol represented 78.8% of our total revenues and corn costs represented 75.5% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At June 30, 2009, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $1.64 and $3.48, respectively.
     We are also subject to market risk on the selling prices of our distiller grains, which represent 21.2% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grain spot price for local customers was $117.00 per ton at June 30, 2009.
     We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 5.2% of total cost of sales for the nine months ended June 30, 2009. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At June 30, 2009, the price of natural gas on the NYMEX was $3.84 per mmbtu.
     To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At June 30, 2009, we guaranteed prices for our ethanol representing 22% of our ethanol gallons sold through September 2009 by entering into flat priced contracts. At June 30, 2009 we had entered into forward sale contracts representing 59% of our expected distiller grain production through September 2009 and we had entered into forward purchase contracts representing 13% of our current corn requirements through December 2009. At June 30, 2009, our July gas usage prices were fixed with our natural gas providers.
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

	Estimated				Change in Annual
	at Risk		Hypothetical		Operating
	Volume(1)		Change in	Spot	Income
	(In millions)	Units	Price	Price(2)	(In millions)
Ethanol	82.7	gallons	10.0%	$1.64	$13.6
Distiller grains	.1	tons	10.0%	117.00	1.2
Corn	34.2	bushels	10.0%	3.48	11.9
Natural gas	2.8	btus	10.0%	3.84	1.1

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 22% of our expected annual 106 million gallons of production capacity. The volume of distiller grains at risk is based on the assumption that we will enter into contracts for 59% of our expected annual distillers grain production of 334,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 13% of our estimated current 39.3 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in one month’s gas usage.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distiller grain price per ton as of June 30, 2009.
INTEREST RATE/FOREIGN EXCHANGE RISK
     Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of June 30, 2009, we had $61.1 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates we will incur additional annual interest charges of $611,000.
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
     In June 2009, Revis Stephenson, the Company’s director, former chairman of the board and former chief executive officer, filed a demand for arbitration with the American Arbitration Association alleging that the Company breached its employment agreement with Mr. Stephenson when it terminated him for cause in January 2009. Mr. Stephenson is seeking additional compensation, including but not limited to two years of compensation and benefits.

Item 1A.	Risk Factors
     Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2008, and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly periods ended December 31, 2008 and March 31, 2009. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, we are subject to the following additional risks:
HGF is currently not in compliance with its debt financing agreement with its lenders and we anticipate that our equity interest in HGF will be lost.
     We currently anticipate that our equity interest in HGF will be foreclosed upon and that we will not be entitled to additional revenues or incur additional liabilities with respect to HGF, except possibly pursuant to a management agreement which is under negotiation. While we have had extensive discussions with the senior lenders concerning HGF, we do not currently having any agreements with the senior lenders. Although the loans to HGF are without recourse or guaranty by us and we are not aware of any liabilities that we have to HGF or arising from our ownership or management of HGF, it is possible, even after foreclosure, that we may have unanticipated liabilities associated with our former ownership and management of HGF.
Our anticipated revenues of $960,000 per year from our management of HGF following foreclosure on our equity interest in HGF may not be received.
     While we have had discussions with the senior lenders for HGF concerning continuing to provide management services to HGF after foreclosure for $80,000 per month and are currently in negotiations with the senior lenders, we do not have at this date any agreement with the senior lenders. If we are not able to obtain these revenues, our cash flow would be materially affected. Even if we are successful in obtaining an agreement for continuing management services, it is possible the management services contract will be terminated by the senior lender prior to the original term of the agreement.

We may not be able to meet the requirements of our Forbearance Agreement with PJC Capital.
     Effective June 1, 2009, we entered into a Forbearance Agreement with PJC Capital. Pursuant to the Forbearance Agreement, PJC Capital agreed to forbear from exercising its rights and remedies until October 1, 2009, unless we have a breach or default under the Forbearance Agreement or a default with Farm Credit Services, we or ABE Fairmont becomes insolvent, bankrupt or generally fail to pay its debts as they become due or upon other events of default. The Forbearance Agreement requires us to raise and remit to PJC Capital at least $3.0 million of net proceeds from a private equity offering by October 1, 2009. We may not be able to raise enough funds to meet the minimum requirements of the equity offering required by the Forbearance Agreement within the minimum timeframe required by the Forbearance Agreement. If we fail to raise the necessary funds, PJ Capital may elect to exercise their remedies. Further, if we raise less than $5.3 million in net proceeds, it is unlikely that we will have repaid the Restructured Note by maturity on October 1, 2012. At that point, we will have to seek alternative financing, restructure the remaining amount owed to PJC Capital or have better financial results than projected to avoid a default. The Restructured Note will be secured by our equity interest in ABE Fairmont.
Our directors have other business and management responsibilities that may cause conflicts of interest in the allocation of their time and services to our business.
     Our directors have other management responsibilities and business interests apart from our business, some of which may be directly competitive with us or whose interests diverge from the best interests of us or our members. Therefore, our directors may experience conflicts of interest in allocating their time and services between us and their other business responsibilities.
Our dependence on revenue from a single plant could result in adverse operating results.
     If our equity interest in HGF is foreclosed upon, we will have one operating plant, ABE Fairmont, and our operating results will depend upon successful operation of this plant. Operational issues at this plant or damage or destruction to this plant could cause us to be unable to meet financial obligations. Our lack of geographic diversity could also expose us to additional risks associated with local corn and natural gases prices, potential supply issues, and issues associated with demand for our products.
Access to certain funds held in escrow may be delayed or prohibited which could materially impact our ability to repay PJC Capital under the terms of the restructured note.
     Geneva State Bank (“GSB”) issued a $2.5 million irrevocable standby letter of credit to us for the benefit of WestLB AG, New York Branch in March 2008. Our reimbursement obligation is secured by approximately $2.6 million of cash collateral deposited at GSB. The letter of credit expires in March 2010. When GSB releases the funds we are required to remit $1.7 million of those funds to PJC Capital. Any delay, offset or refusal to release the funds will materially impact our ability to repay PJC Capital.
The State of Nebraska may not reimburse us for the tax incentives laid out in our Nebraska Advantage Act contract.
     We anticipate receiving approximately $2.3 million for reimbursement of sales taxes paid on construction bills related to our ABE Fairmont plant and additional sales tax and employment credits over the next seven years. Any delay or termination of payments under the State of Nebraska’s Advantage Act could have a material adverse effect on our business, results of operations and financial condition. The Restructured Note from PJC Capital requires all receipts from the Nebraska Advantage Act be remitted to PJC Capital until it is paid in full.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
PJC Capital, LLC
     On October 17, 2007, the Company issued a secured term loan note in the original principal amount of $10.0 million to PJC Capital LLC. The secured term loan note plus accrued and unpaid interest totaling $12.4 million was outstanding at June 30, 2009. On October 16, 2008, the Company failed to pay the outstanding principal and accrued interest due under the note and on October 17, 2008 the Company received a notice of an event of default.
     The note has been accruing interest at the default rate of 18% from October 16, 2008 to May 31, 2009. During the default, PJC Capital was entitled to enforce its rights including the sale of all or part of the pledged collateral. The pledged collateral constitutes 100% of the voting equity interest in ABE Fairmont.
     We have entered into a Forbearance Agreement with PJC Capital which contemplates issuance of the Restructured Note upon ABE raising $3.0 million in net proceeds from a private offering by October 1, 2009. During the forbearance period, we are incurring interest at 12%. The Restructured Note will accrue interest at 10% and require monthly cash interest payments totaling $50,000 with the remainder of the monthly interest payment to be paid-in-kind. The initial amount of the Restructured Note will depend on the amount raised in the offering and all outstanding principal and interest is due three years after closing. Advanced Bioenergy will remit the anticipated funds received from the private equity offering, tax incentives, distributions from ABE Fairmont and certain restricted cash balances to PJC Capital until the Restructured Note is paid in full. The Restructured Note will be secured by ABE’s equity interest in ABE Fairmont. The Restructured Note will contain restrictions on ABE and ABE Fairmont relating to indebtedness and guarantees, liens, investments, acquisition and loans, asset transfers, dividends distributions and redemptions, and new ventures and mergers, as well as various events of default including defaults under ABE Fairmont’s indebtedness.
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

ADVANCED BIOENERGY, LLC
Date: August 13, 2009	By:	/s/ Richard R. Peterson
Richard R. Peterson
President, Chief Executive Officer, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing
3.1	Certificate of Formation	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 000-52421).

3.2	Third Amended and Restated Operating Agreement of the Registrant	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 000-52421).

10.1	Forbearance Agreement made and entered into as of June 1, 2009 by and between Advanced BioEnergy, LLC and PJC Capital LLC	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2009 (File No. 000-52421).

10.2	Amendment to the Master Loan Agreement effective as of May 12, 2009 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2009 (File No. 000-52421).

10.3	Amendment to the Construction and Term Loan Supplement effective as of May 12, 2009 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2009 (File No. 000-52421).

10.4	Unit holder letter dated July 2, 2009	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on August 10, 2009 (File No. 000-52421).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically