Form 10-K
period 2009-09-30
Advanced BioEnergy, LLC
filed 2009-12-29
CIK 1325740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Our membership units are not publicly traded; therefore, our public float is not measurable.

As of December 26, 2009, the number of outstanding units was 17,814,180.

ADVANCED BIOENERGY, LLC
FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

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

ETHANOL UNITS

All references in this report to gallons of ethanol are to gallons of denatured ethanol. Denatured ethanol is ethanol blended with 2.0% to 2.5% denaturant, such as gasoline, to render it undrinkable and thus not subject to alcoholic beverage taxes.

PART I

ITEM 1.	BUSINESS

COMPANY OVERVIEW

Advanced BioEnergy, LLC (“Company,” “we”, “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers grains. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly over the last few years as its use reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice, and decreases the amount of crude oil the U.S. needs to import from foreign sources. Ethanol is most commonly sold as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles.

To execute our business plan, we entered into financial arrangements to build and operate ethanol production facilities in Fairmont, Nebraska, and we separately acquired Heartland Grain Fuels, LP (“HGF”) in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our Fairmont, Nebraska plant began in June 2006, and operations commenced at the plant in November 2007. Construction of our expansion facility in Aberdeen, South Dakota began in April 2007, and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) which owns and operates the Fairmont, Nebraska plant and HGF, which owns and operates ethanol facilities in Aberdeen and Huron, South Dakota.

HGF has not made its scheduled principal and interest payments on its $88.0 million senior credit facility or interest payments on its outstanding $7.1 million working capital line since October 2008 during which time it has been operating under a bank suspension. In February 2009, HGF entered into a forbearance agreement with WestLB AG, New York Branch (“WestLB”), that expired on March 31, 2009, after which WestLB, as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of ABE’s equity interest in HGF. At such time, ABE did not intend to object to the foreclosure. The Company’s Form 10-Q for the fiscal quarters ending March 30, 2009 and June 30, 2009 reflected HGF as discontinued operations.

In September 2009, HGF’s senior lenders commenced discussions with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders. These discussions are ongoing, and we now intend to pursue with HGF’s senior lenders, as well as the subordinated revenue bond holders, a restructuring of the current lending arrangements for HGF that may permit the Company to maintain a significant portion of its ownership of those facilities. Accordingly, we are no longer reflecting HGF’s financial results as discontinued operations in our financial statements. Nonetheless, there can be no assurance that the Company will be successful in restructuring its current lending arrangements or, if an agreement is reached, whether the terms of any such agreement will permit the Company to retain a significant ownership interest in HGF. If we are unable to successfully restructure the obligations to HGF’s senior lenders, ABE may be obligated to transfer its equity interest in HGF to the senior lenders and subordinated revenue bond holders.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. The Company’s plants are managed and reported as one operating segment.

FACILITIES

The table below provides a summary of our dry mill ethanol plants in operation as of December 26, 2009:

			Estimated
		Estimated	Annual	Estimated
		Annual	Distillers	Annual
		Ethanol	Grains	Corn	Energy	Primary
Location	Opened	Production	Production(1)	Processed	Source	Builder
		(Million gallons)	(Tons)	(Million bushels)

Fairmont, NE	November 2007	110	334,000	39.3	Natural Gas	Fagen
Aberdeen, SD I(2)	December 1992	9	27,000	3.2	Natural Gas	Broin
Aberdeen, SD II(2)	January 2008	44	134,000	15.7	Natural Gas	ICM
Huron, SD	September 1999	32	97,000	11.4	Natural Gas	ICM

		195	592,000	69.6

(1)	Our plants produce and sell wet, modified wet and dried distillers grains. The stated quantities are on a fully dried basis operating at nameplate capacity.

(2)	Our plant at Aberdeen consists of two separate production facilities which operate on a separate basis. Accordingly, we report and track production from our Aberdeen facilities separately.

We believe that the plants are in adequate condition to meet our current and future production goals. We believe that the plants are adequately insured for replacement cost plus related disruption expenditures.

The senior creditor of the Fairmont plant is secured by a first mortgage on the plant real estate and a security interest lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the Fairmont plant. We pledged a first-priority security interest in and first lien on substantially all of the assets of the South Dakota plants to the collateral agent for the senior creditor of these plants and a continuing security interest in and lien on substantially all of the assets of our South Dakota plants to the trustee of the subordinated solid waste facilities revenue bonds used to finance the South Dakota plants.

HGF is currently in default under its senior and subordinated loan agreements, and is discussing with its lenders alternatives to foreclosing on the collateral securing its obligations under those agreements.

ETHANOL

Ethanol sales have represented 80.8%, 82.3% and 85.7% of our revenues in the years ended September 30, 2009, 2008 and 2007, respectively. In 2008, the United States consumed 9.6 billion gallons of ethanol representing 6.9% of the 137.8 billion gallons of finished motor gasoline consumed. The United States produced 9.0 billion gallons of ethanol in 2008 and imported the remainder. The United States consumed 7.8 billion gallons and produced 6.7 billion gallons of ethanol in the first nine months of 2009. Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and as a gasoline alternative. In recent years we have not seen seasonal demand trends that could influence quarterly pricing and financial results.

The Renewable Fuels Standard

The Renewable Fuels Standard (“RFS”) is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. The RFS was revised by the Environmental Protection Agency (“EPA”) in May 2009 (“RFS2”) and applies to refineries, blenders, distributors and importers. We believe the RFS2 program will increase the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. The RFS2 requires that 11.1 billion gallons be sold or dispensed in 2009, increasing to 36 billion gallons by 2022, representing 11% of the anticipated gasoline and diesel consumption. In 2010, RFS2 requires refiners and importers to blend renewable fuels totaling at least 8.01% of total fuel volume, of which 6.65% of total fuel volume can be derived from corn-based ethanol.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

					RFS Requirement
	Total Renewable	Cellulosic	Biodiesel		That Can Be Met
	Fuel	Ethanol Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol

2009	11.10	—	.50	0.10	10.50
2010	12.95	.10	.65	0.20	12.00
2011	13.95	.25	.80	0.30	12.60
2012	15.20	.50	1.00	0.50	13.20
2013	16.55	1.00	—	1.75	13.80
2014	18.15	1.75	—	2.00	14.40
2015	20.50	3.00	—	2.50	15.00
2016	22.25	4.25	—	3.00	15.00
2017	24.00	5.50	—	3.50	15.00
2018	26.00	7.00	—	4.00	15.00
2019	28.00	8.50	—	4.50	15.00
2020	30.00	10.50	—	4.50	15.00
2021	33.00	13.50	—	4.50	15.00
2022	36.00	16.00	—	5.00	15.00

The RFS2 program is expected to go into effect in 2010 and require certain gas emission reductions for the entire lifecycle production of fuels compared to petroleum fuels produced in 2005. The greenhouse gas reduction requirement generally doesn’t apply to facilities that commenced construction prior to December 2007. If this changes and our Fairmont plant must meet the standard, it may impact the way we procure feed stock and market and transport our products.

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

E85, a Gasoline Alternative

Ethanol is the primary blend component in E85. The number of service stations that sell E85 has grown rapidly, and, as of October 18, 2009, 1,934 retail stations currently supplied it in the U.S. The National Ethanol Vehicle Coalition estimates that six million U.S. vehicles are flexible fuel vehicles, or FFVs.

Blending Incentives

Under the Volumetric Ethanol Excise Tax Credit, known as VEETC, the full federal excise tax of 18.4 cents per gallon of gasoline is collected on all gasoline and allocated to the highway trust fund. In addition, a volumetric ethanol excise tax credit of 45.0 cents per gallon is provided for ethanol blended at 10% and expires on December 31, 2010. Refiners and gasoline blenders apply for this credit for all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether, known as ETBE, including ethanol in E85 (an 85% ethanol fuel blend) and E20 (a 20% ethanol fuel blend).

Imported Ethanol Tariffs

There is a 54.0 cent per gallon tariff on imported ethanol which expires on January 1, 2011. Ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit. Large ethanol producers, such as Cargill, Incorporated, have expressed interest in building dehydration plants in participating Caribbean basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the U.S. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. The U.S. International Trade Commission announced the 2009 CBI import quota is 452 million gallons of ethanol.

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of October 2009, current U.S. ethanol production capacity is 13.1 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Cargill, Incorporated, Green Plains Renewable Energy, Inc., Hawkeye Renewables, LLC, POET, LLC and Valero Renewable Fuels. Producers of this size may have an advantage over us from economies of scale and negotiating position with purchasers. We market our ethanol primarily on a regional and national basis. We believe that we are able to reach the best available markets through the use of experienced ethanol marketers and by the rail delivery methods we utilize. Our plants compete with other ethanol producers on the basis of price, and, to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices as well as unit train capability that can reach the west coast markets at favorable rates.

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

Marketing

ABE Fairmont and HGF currently market and sell the ethanol they produce through ethanol product off-take agreements we entered into in 2008 with Gavilon, LLC (“Gavilon”). Under those agreements, we are required to sell the output of ethanol produced at our plants, less certain E-85 and local promotion retained product, at accepted bid prices per gallon less a commission. In accordance with the terms of these agreements, ABE Fairmont notified Gavillon of its intent to terminate that agreement with respect to ABE Fairmont on December 31, 2009. On August 28, 2009, ABE Fairmont entered into a new marketing agreement with Hawkeye Gold, LLC (“Hawkeye Gold”) which will become effective on January 1, 2010. Hawkeye Gold is an affiliate of Hawkeye Energy Holdings, LLC (“Hawkeye”), a unitholder of the Company. The marketing agreement with Hawkeye Gold was entered into in connection with Hawkeye’s investment in the Company and requires, among other things, (1) that ABE Fairmont must sell, and Hawkeye Gold must purchase, all of the denatured fuel grade ethanol produced by ABE Fairmont, (2) a purchase and sale of ethanol under the agreement must be in the form of either a direct fixed price purchase order, a direct index price purchase order, a terminal storage purchase order, or a transportation swap or similar transaction that is mutually acceptable to the parties, (3) that ABE Fairmont will pay any replacement or other costs incurred by Hawkeye Gold as a result of any failure to deliver by ABE Fairmont, and (4) that, with certain exceptions, ABE Fairmont will sell ethanol it produces exclusively to Hawkeye Gold. The initial term of the agreement is for two years, and provides for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 prior to the end of any term.

CO-PRODUCT

Sales of distillers grains have represented 19.2%, 17.7% and 14.0% of our revenues for the years ended September 30, 2009, 2008 and 2007. When the plants are operating at capacity they produce approximately 592,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn. Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains, modified wet distillers grains with solubles, known as modified distillers grains, and dry distillers grains with solubles. Modified distillers grains have been dried to approximately 44% moisture, have a slightly longer shelf life of approximately 10 days and are often sold to nearby markets. Dried distillers grains have been dried to 13% moisture, have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

Competition

We compete with other ethanol producers in the sales of distillers grains as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. As of November 2009, Nebraska had 23 ethanol plants producing an aggregate of 1.6 billion gallons of ethanol per year, and South Dakota had 16 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, including our plants. Most of these plants produce distillers grains.

We currently sell 63% of our distillers grains production as dried which has an indefinite life and can be transported by truck or rail, 15% as modified distillers and 22% as wet. Wet and modified distillers grains can only be marketed locally and regionally through truck markets and have a shelf lives of 10 days and 3 weeks, respectively.

Marketing

ABE Fairmont is self-marketing the distillers grains it produces. HGF is party to a co-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds will market the local sale of ethanol co-products produced at the South Dakota plants to third parties for an agreed upon commission. Selling prices for distillers grains are seasonal, declining in the summer and fall seasons as cattle return to pasture grazing thereby decreasing demand for animal feed.

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol by processing predominantly corn. Other possible feeds are sorghum, milo, or other cellulosic materials. The corn is received by truck, then weighed and unloaded in a receiving building. It is then transported to storage silos. Thereafter, it is transferred to a scalper to remove rocks, cobs, and other debris before it is fed to a hammer mill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is heated for sterilization and pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch to sugar conversion. The grain slurry is pumped into fermenters, where yeast is added, to begin a batch fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the grain mash. The 95% (190 proof) alcohol from the distillation process is then transported to a molecular sieve system where it is dehydrated to 100% alcohol (200 proof). The 200 proof alcohol is then pumped to storage tanks and blended with a denaturant, usually gasoline. The 200 proof alcohol and 2-2.5% denaturant constitute denatured fuel ethanol.

Corn mash left over from distillation is pumped into a centrifuge for dewatering. The liquid from the centrifuge, known as thin stillage, is then pumped from the centrifuges to an evaporator where it is dried into thick syrup. The solids that exit the centrifuge, known as the wet cake, are conveyed to the dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process produces distillers dried grains with solubles, which is used as a high protein/fat animal feed supplement.

RAW MATERIALS

Corn

In 2008, the ethanol industry consumed approximately 3.7 billion bushels of corn, which approximated 30.8% of the 12.0 billion bushels of 2008 domestic corn production. Our production facilities produce ethanol by using a dry-mill process, which yields approximately 2.8 gallons of denatured ethanol per bushel of corn. When our facilities are operating at capacity, they require approximately 69.6 million bushels of corn per year. At our Fairmont plant, we source our corn both directly from farmers located near our facilities and from local dealers. We have a grain origination agreement with South Dakota Wheat Growers Association to originate, store and deliver corn to the Aberdeen and Huron plants. The corn for the facilities is generally delivered to the facilities by truck from the local area.

We purchase corn through cash fixed-priced contracts and other physical delivery contracts. Our forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed-prices or prices based on the Chicago Board of Trade (“CBOT”) prices. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. We purchase approximately 60% of the ABE Fairmont corn from commercial elevators and the remainder from local corn producers. Except for the HGF grain origination agreement with South Dakota Wheat Growers, we have no other significant contracts, agreements or understandings with any grain producer.

We intend to use forward contracting and hedging strategies to help guard against price movements that often occur in corn markets. Hedging means protecting the price at which we buy corn and the price at which we sell our products in the future. It is a way to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities depends on, among other things, the cost of corn and our ability to sell enough ethanol and distillers grains to use all of the corn subject to the futures and option contracts we have purchased as part of our hedging strategy. Although we will attempt to link hedging activities to sales plans and pricing activities, hedging activities themselves can result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control.

Natural Gas

When our facilities operate at capacity, they require approximately 5.3 mmbtu’s of natural gas per year. Natural gas prices and availability are affected by weather conditions and overall economic conditions. We have constructed our own natural gas pipelines for the Aberdeen and Fairmont plants. These pipelines originate at interstate transport pipelines and allow our plants to source gas from various national marketers without paying transportation cost to the local utility. We purchase natural gas from local utilities and national suppliers for our Huron plant. We hedge a portion of our exposure to natural gas price risk from time to time by using fixed-price or futures contracts.

WORKING CAPITAL

The ethanol industry has experienced significant adverse conditions over the course of the last year, including prolonged negative operating margins that have impacted working capital. The spread, or crush margin, between ethanol and corn was thin for the first nine months of the fiscal year ending September 30, 2009, resulting in many plants not generating enough cash to make debt service payments.

We, too, have experienced these adverse conditions as well as working capital and liquidity shortages. ABE’s working capital consists primarily of cash, less current payments due to vendors and scheduled debt service payments. ABE’s net working capital improved from the capital raised in a private offering and the revised scheduled debt service payments under an Amended and Restated Secured Term Note issued by ABE to PJC Capital LLC (“PJC Capital”) on August 28, 2009 (the “PJC Capital Note”). In October 2007, the Company borrowed $10 million from PJC Capital, and issued a promissory note to PJC Capital which, among other terms, was secured by all of the equity in ABE Fairmont. In October 2008, the Company defaulted on its obligations under that promissory note, and the Company subsequently entered into a forbearance agreement with PJC Capital on June 1, 2009. Pursuant to the forbearance agreement, PJC Capital agreed to forbear from exercising its rights and remedies if among other things the Company was able to raise and remit at least $3 million in net proceeds from a private equity offering by October 1, 2009. We remitted $3.0 million in net proceeds from a private placement of newly issued units of ABE in August 2009 to PJC Capital to pay down a portion of our obligation. Our promissory note was amended and restated in its entirety in August 2009 (the PJC Capital Note). The PJC Capital Note had an outstanding balance of $9.8 million at September 30, 2009, accrues interest at 10%, requires monthly payments totaling $50,000 and matures on October 1, 2012. The Company also received $3.1 million from additional units issued or subscribed for at September 30, 2009 that were remitted to PJC Capital in October 2009. These funds are classified as restricted cash at September 30, 2009. The PJC Capital Note also requires the Company to forward future tax reimbursements from the Nebraska Tax Advantage Act as well as ABE Fairmont annual dividends to PJC Capital until the Note is paid in full.

Subsequent to September 30, 2009, the Company received an additional $1.3 million from the issuance of additional units and remitted these funds to PJC Capital to pay down a portion of our obligation. In October 2009, the Company remitted $1.7 million of funds previously used to collateralize a letter of credit to PJC Capital. Following these remittances, the PJC Capital Note has a balance of $3.7 million.

ABE Fairmont’s net working capital consists primarily of cash, accounts receivable and inventory less current payments due to vendors and scheduled principal payments due within the next twelve months. Net working capital was $8.0 million at September 30, 2009.

HGF has not made its scheduled principal and interest payments on its $88.0 million senior credit facility or interest payments on its outstanding $7.1 million working capital line since October 2008 during which time it has been operating under a bank suspension. In February 2009, HGF entered into a forbearance agreement with WestLB that expired on March 31, 2009, after which, WestLB, as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of ABE’s equity interest in HGF. At such time, ABE did not intend to object to the foreclosure. The Company’s Form 10-Q for the fiscal quarters ending March 30, 2009 and June 30, 2009 reflected HGF as discontinued operations.

In September 2009, HGF’s senior lenders commenced discussions with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders. These discussions are ongoing, and we now intend to pursue with HGF’s senior lenders, as well as the subordinated revenue bond holders, a restructuring of the current lending arrangements for HGF that may permit the Company to maintain a significant portion of its ownership of those facilities. Accordingly, we are no longer reflecting HGF’s financial results as discontinued operations in our financial statements. Nonetheless, there can be no assurance that the Company will be successful in restructuring its current lending arrangements or, if an agreement is reached, whether the terms of any such agreement will permit the Company to retain a significant ownership interest in HGF. If we are unable to successfully restructure the obligations to HGF’s senior lenders, ABE may be obligated to transfer its equity interest in HGF to the senior lenders and subordinated revenue bond holders.

TECHNOLOGICAL IMPROVEMENTS

Most ethanol is currently produced from corn. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. This trend is driven by the environmental concerns regarding the carbon footprint of ethanol produced from corn and legislative supports within RFS2. Additionally, cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our existing plants into a cellulose-based biomass producing facilities.

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

EMPLOYEES

As of December 26, 2009, we had 124 full-time employees. None of our employees are covered by a collective bargaining agreement.

REPORTS

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available on the company’s website www.advancedbioenergy.com as soon as reasonably practicable after it electronically files such materials with the SEC.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

HGF is currently not in compliance with its debt financing agreements with its lenders and ABE may lose its wholly owned equity interest in HGF.

HGF has not made its scheduled principal and interest payments on its $88.0 million senior credit facility or interest payments on its outstanding $7.1 million working capital line since October 2008 during which time it has been operating under a bank suspension. In February 2009, HGF entered into a forbearance agreement with WestLB that expired on March 31, 2009, after which, WestLB, as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of ABE’s equity interest in HGF. At such time, ABE did not intend to object to the foreclosure. The Company’s Form 10-Q for the fiscal quarters ending March 30, 2009 and June 30, 2009 reflected HGF as discontinued operations.

In September 2009, HGF’s senior lenders commenced discussions with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders. These discussions are ongoing, and we now intend to pursue with HGF’s senior lenders, as well as the subordinated revenue bond holders, a restructuring of the current lending arrangements for HGF that may permit the Company to maintain a significant portion of its ownership of those facilities. Accordingly, we are no longer reflecting HGF’s financial results as discontinued

operations in our financial statements. Nonetheless, there can be no assurance that the Company will be successful in restructuring its current lending arrangements or, if an agreement is reached, whether the terms of any such agreement will permit the Company to retain a significant ownership interest in HGF. If we are unable to successfully restructure the obligations to HGF’s senior lenders, ABE may be obligated to transfer its equity interest in HGF to the senior lenders and subordinated revenue bond holders.

Our PJC Capital Note is secured by a pledge of our membership units in ABE Fairmont and a default under the note could result in the loss of our units in ABE Fairmont.

In August 2009, we entered into the PJC Capital Note which requires payment of principal not later than October 1, 2012 and contains certain restrictive covenants, including restricting the ability of the Company to raise additional funds. Our failure to repay the PJC Capital Note or comply with other terms of the PJC Capital Note could result in the loss of our units in ABE Fairmont which would have a material adverse effect on our business, results of operations and financial condition. A default by ABE Fairmont under its existing debt financing agreements would cause a default under the PJC Capital Note which could result in all of the PJC Capital Note becoming immediately due and payable.

ABE Fairmont’s existing debt financing agreements contain restrictive covenants. The failure of ABE Fairmont to comply with applicable debt financing covenants and agreements could have a material adverse effect on our business, results of operations and financial condition.

The terms of ABE Fairmont’s existing debt financing agreements contain, and any future debt financing agreements we enter into may contain, financial, maintenance, organizational, operational or other restrictive covenants. If ABE Fairmont is unable to comply with these covenants or service its debt, we may lose control of ABE Fairmont and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business, results of operations and financial condition.

A default or acceleration of one debt agreement may result in the default and acceleration of our other debt agreements (regardless of whether we were in compliance with the terms of such other debt agreements), providing the lenders under such other debt agreements the right to accelerate the obligations due under such other debt agreements. Accordingly, a default, whether by us or ABE Fairmont, could result in all or a portion of our outstanding debt becoming immediately due and payable.

Our financial performance is highly dependent on commodity prices, which are subject to significant volatility, uncertainty, and supply disruptions, so our results may be materially adversely affected.

Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas and by the selling price for ethanol, distillers grains, and gasoline, which are commodities. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no control. We purchase our corn in the cash market, and from time to time, hedge corn price risk through futures contracts, options and over-the-counter instruments to reduce short-term exposure to price fluctuations. We experienced aggregate corn-related hedging losses of $3.2 million in fiscal 2009 and these losses may be greater in the future.

Our revenues are exclusively dependent on the market prices for ethanol and distillers grains. These prices can be volatile due to a number of factors. These factors include the overall supply and demand, the price of gasoline, the level of government support and the availability and price of competing products. The price of ethanol tends to increase as the price of gasoline increases, and decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may reduce revenues.

Certain members beneficially own a large percentage of our units, which may allow them to collectively control substantially all matters requiring member approval and, certain of our principal members, including Hawkeye and Ethanol Investment Partners, LLC, have been granted other unique rights.

In August 2009, the Company, each then director of the Company, South Dakota Wheat Growers Association, EIP and Hawkeye executed a Voting Agreement (the “Voting Agreement”). The Voting Agreement, among other things, requires the parties to (a) nominate for election to the board two designees of Hawkeye, two designees of EIP and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote (or act by written consent) all units (or other voting equity securities) of the Company they beneficially own, hold of record or otherwise control at any time, in person or by proxy, to elect each of the designees to the board, (d) not take any action that would result in (and take any action necessary to prevent) the removal of any of the designees from the board or the increase in the size of the board to more than nine members without the consent of the Hawkeye, EIP and Chief Executive Officer directors, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. The Company has granted Hawkeye board observation rights under the Voting Agreement. At December 29, 2009, the parties to the Voting Agreement hold in the aggregate approximately 51% of the outstanding units of the Company.

As a result of the Voting Agreement, Hawkeye and EIP will significantly influence the outcome of any actions taken by our board of directors. In addition, given the large ownership of these two entities, they can significantly influence other actions, such as amendments to our operating agreement, mergers, going private transactions, and other extraordinary transactions, and any decisions concerning the terms of any of these transactions. The ownership and voting positions of these members may have the effect of delaying, deterring, or preventing a change in control or a change in the composition of our board of directors. These members may also use their contractual rights, including access to management, and their large ownership position to address their own interests, which may be different from those of our other members.

ABE Fairmont will be required to sell substantially all of its ethanol to Hawkeye Gold, LLC an affiliate of Hawkeye, which may place ABE Fairmont at a competitive disadvantage and reduce profitability.

As a condition to Hawkeye’s subscription for newly issued membership interests of the Company, ABE Fairmont was required, and has executed, an Exclusive Ethanol Marketing Agreement dated as of August 28, 2009 with Hawkeye Gold (the “Ethanol Agreement”) which will become effective on January 1, 2010. Hawkeye Gold is an affiliate of Hawkeye. The Ethanol Agreement requires, among other things, that (1) ABE Fairmont must sell, and Hawkeye Gold must purchase, all of the denatured fuel grade ethanol produced by ABE Fairmont, (2) a purchase and sale of ethanol under the Ethanol Agreement must be in the form of either a direct fixed price purchase order, a direct index price purchase order, a terminal storage purchase order, or a transportation swap or similar transaction that is mutually acceptable to the parties, (3) ABE Fairmont will pay any replacement or other costs incurred by Hawkeye Gold as a result of any failure to deliver by ABE Fairmont, and (4) with certain exceptions, ABE Fairmont will sell ethanol it produces exclusively to Hawkeye Gold. The initial term of the agreement is for two years, and provides for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 prior to the end of any term. Hawkeye Gold may offer its most competitive bid prices and delivery terms to its affiliated producers and may not be able to negotiate favorable terms with blenders and freight companies. Since ABE Fairmont is required to sell all of its denatured fuel grade ethanol exclusively to Hawkeye Gold, competition will be reduced and ABE Fairmont may not be able to get the best price for its ethanol. Hawkeye Gold may not effectively manage the logistics of ABE Fairmont’s rail cars to ensure ABE Fairmont will be able to continue producing ethanol without exceeding its storage capacity, resulting in unplanned slowdowns or shut downs. A default by Hawkeye Gold in its obligations to ABE Fairmont, ABE Fairmont’s failure to obtain the best price for its ethanol, or Hawkeye Gold’s failure to effectively manage logistics may negatively affect our profitability.

On December 21, 2009, Hawkeye Renewables, LLC, an affiliate of Hawkeye, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in Delaware. We are not aware of the degree to which the financial implications of such a filing will impact Hawkeye Gold, or how significant any such financial implications might be with respect to the business of Hawkeye Gold. An adverse impact from this bankruptcy filing on the business of Hawkeye Gold could have a negative impact on Hawkeye Gold’s ability to market and sell the ethanol produced by ABE Fairmont, which is the primary means by which ABE Fairmont generates revenue, and could further increase the risks to which ABE Fairmont is exposed regarding payment for the ethanol it delivers to Hawkeye Gold for marketing and sale under the Ethanol Agreement. Further, if and to the extent to which this bankruptcy filing has an adverse effect on Hawkeye or its affiliates, it may negatively impact their ability to provide additional financial assistance to or investment in the Company, which may further hinder the Company’s operations.

We depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.

We currently have agreements with a third-party marketing firms (including Gavilon, LLC and Hawkeye Gold, an affiliate of Hawkeye) to market all of the ethanol we produce. We have a contract with a third party to locally market the sale of distillers grains produced at the South Dakota plants. If the ethanol or distillers grains marketers breach their contracts or do not have the ability, for financial or other reasons, to market all of the ethanol we produce or to locally market the distillers grains produced at the South Dakota plants, we will not have any readily available alternative means to sell our products. Our lack of a sales force and reliance on third parties to sell and market most of our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and distillers grains may result in lower revenues and reduced profitability.

We are exposed to credit risk resulting from the non-payment from significant customers.

We have a concentration of credit risk since our subsidiaries generally sell all of their ethanol to a single customer. We have increased in-house sales of distillers grains, which results in credit risks from new customers. Although payments are typically received within twenty days from the date of sale for ethanol and distillers grains, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to make payments to us for our accounts receivable or to provide inventory to us on advances may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due.

The spread between ethanol and corn prices can vary significantly and profitability is dependent on this spread.

Gross profit on gallons produced at our facilities, which accounts for the substantial majority of our operating income, is principally dependent on the spread between ethanol and corn prices. The ethanol industry has built an oversupply in production of ethanol over the existing demand for ethanol gallons according to the RFA. This has resulted in our ethanol selling prices being driven by the industry’s cost of ethanol production; more specifically, ethanol prices have been highly correlated to corn prices for the past eighteen months. The spread, or crush margin, between ethanol and corn was thin for the first nine months of the fiscal year ending September 30, 2009, resulting in many plants including HGF not generating enough cash to make debt service payments.

Any further reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our financial performance. The price of corn is influenced by weather conditions (including droughts or over abundant rainfall) and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we use in our manufacturing process.

Natural gas costs represented approximately 6.1% of our cost of goods sold in the year ended September 30, 2009. We rely upon third parties for our supply of natural gas, which is consumed in the production of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, hurricanes in the Gulf of Mexico, and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to produce ethanol. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. The price fluctuations in natural gas prices over the period from January 1, 2001 through December 1, 2009, based on the New York Mercantile Exchange or NYMEX, daily futures data, has ranged from a low of $1.83 per million British Thermal Units, or mmbtu, on September 26, 2001 to a high of $15.38 per mmbtu on December 23, 2005. At September 30, 2009, the NYMEX price of natural gas was $4.84 per mmbtu.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results.

We are exposed to a variety of market risks, including the effects of changes in commodity prices. We may engage in hedging activities using exchange traded futures contracts, OTC futures options or OTC swap agreements. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. We experienced aggregate corn-related hedging losses of $3.2 million in fiscal 2009. There is no assurance that we will not experience greater hedging losses in the future. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, failure to have adequate capital to utilize various hedging strategies may result in a loss for our company or expose us to substantial risk of loss.

Our business is subject to seasonal fluctuations.

Our operating results are influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary products, ethanol and distillers grains. Historically, the spot price of corn tended to rise during the spring planting season in May and June and tended to decrease during the fall harvest in October and November. The price for natural gas however, tends to move opposite of corn and tends to be lower in the spring and summer and higher in the fall and winter. The price of distillers grains tends to rise during the fall and winter cattle feeding seasons and be lower in the spring and summer when pasture grazing is readily available.

Our lack of business diversification could result in adverse operating results if our revenues from our primary products decrease.

Our business consists of ethanol and distillers grains production and sales. We do not have any other lines of business or other potential sources of revenue. Our lack of business diversification could cause us to shut down operations and be unable to meet financial obligations if we are unable to generate positive cash flows from the production and sale of ethanol and distillers grains because we do not currently expect to have any other lines of business or alternative revenue sources.

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

Our success depends largely upon the continued services of our chief executive officer and other key personnel. Any loss or interruption of the services of one of these key personnel could result in our inability to manage our operations effectively or pursue our business strategy.

We may be required to write down our long-lived assets and these impairment charges would adversely affect our operating results.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount on the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the assets at the time of the impairment.

HGF has not made its scheduled principal and interest payments on its $88.0 million senior credit facility or interest payments on its outstanding $7.1 million working capital line since October 2008 during which time it has been operating under a bank suspension.

In March 2009, the Company recorded an impairment of $8.7 million against HGF assets. The Company performed a fair market value analysis of HGF to reconsolidate its results in our financial statements and recorded an additional $19.6 million impairment charge for the amount that the existing carrying value exceeded the estimated fair market value of the assets.

Future impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

RISKS RELATED TO OUR UNITS

We have placed significant restrictions on transferability of the units, no public trading market exists for our units and there is no assurance that unitholders will receive cash distributions.

Our units are subject to substantial transfer restrictions pursuant to our operating agreement. As a result, investors may not be able to liquidate their investments in the units and, therefore, may be required to assume the risks of investments in us for an indefinite period of time, which may be the life of our Company. We have not developed an exit strategy.

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

Our members may be diluted to raise funds required to maintain our equity interest in HGF.

The terms being negotiated with WestLB contemplate infusing additional equity into HGF. In the event the board elects to raise additional capital through the issuance of additional units of the Company, the interests of existing members may be diluted.

The presence of members holding only 25% of the outstanding units may take action at a meeting of our members.

In order to take action at a meeting, a quorum of members holding only 25% of the outstanding units must be represented in person, by proxy or by mail ballot. This means that the holders of a minority of outstanding units could pass a vote and take an action which would then bind all unitholders. The ability of the holders of a minority of outstanding units to pass a vote and take such action could materially adversely affect our business, results of operations or financial condition.

Our members have limited voting rights.

Members cannot exercise control over our daily business affairs. Subject to the provisions in our operating agreement, our board of directors may modify our business plans without the members’ consent.

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

Under our operating agreement, except for a decree of judicial dissolution, dissolution requires the vote of 75% of the membership voting interests and the following actions cannot be taken by our directors without the unanimous consent of the members:

•	cause or permit the Company to engage in any activity that is not consistent with the purposes of the Company (which includes any business and investment activity in which a Delaware limited liability company may lawfully be engaged);

•	knowingly do any act in contravention of our operating agreement or which would make it impossible to carry on the ordinary course of business of the Company;

•	possess Company property or assign rights to specific Company property, for other than a Company purpose; or

•	cause the Company to voluntarily take any action that would cause a bankruptcy of the Company.

Amendments to our operating agreement (other than amendments that would modify the limited liability of a member or alter the member’s economic interest, which requires a two-thirds vote of the membership interests adversely affected) require the affirmative vote of a majority of the membership voting interests constituting a quorum (with the minimum quorum being 25% of the membership voting interests).

The limitation on our ability to sell more than 20 million units without member consent may negatively impact our ability to raise financing through a sale of our equity.

Under our operating agreement, the Company may not issue in excess of a total of 20 million units without first obtaining a consent of our members. As of December 26, 2009, we had 17,814,180 units outstanding. Depending on the price per unit which the Company could receive in connection with any issuance and sale of its units in the future, the Company may be limited in the total proceeds it could generate from such a sale without first obtaining approval of its members. The time and cost required to obtain such approval may further inhibit the Company’s ability to generate proceeds from any such issuance and sale. Even if the Company determines to seek such approval, there can be no assurance that the Company’s members will authorize additional units, and that uncertainty can further limit the Company’s ability to raise financing from a sale of its equity, if at all. In the event the Company needs to generate financing, and is not otherwise able to obtain such financing through incurring additional indebtedness or otherwise, the limitations on its ability to sell newly issued units in excess of an aggregate of 20 million could negatively impact the Company’s ability to raise such financing.

RISKS RELATED TO THE ETHANOL INDUSTRY

If demand does not sufficiently increase and production capacity and imported ethanol increase, the current overcapacity state could continue.

According to the RFA, domestic ethanol production capacity has increased dramatically from 1.7 billion gallons per year in January of 1999 to 13.1 billion gallons per year as of October 15, 2009; however, 17 of the 201 plants in the United States are idle, reducing current operational output capacity to 11.9 billion gallons per year. In addition to this increase in supply, excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply, which could result from a number of factors, including but not limited to, regulatory developments and reduced gasoline consumption in the U.S. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs.

Any increase in the supply of distillers grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers grains. A decline in the price of distillers grains, or the distillers grains market generally, could have a material adverse effect on our business, results of operations and financial condition.

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

The price of distillers grains is affected by the price of other commodity products; decreases in the price of these commodities could decrease the price of distillers grains.

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as corn and soybean meal, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. Because the price of distillers grains is not tied to production costs, decreases in the price of distillers grains will result in us generating less revenue and lower profit margins.

Growth in the sale and distribution of ethanol is dependent on the changes in and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. In 2008, the United States consumed 9.6 billion gallons of ethanol representing 6.9% of the 137.8 billion gallons of finished motor gasoline consumed according to the RFA. Ethanol plants in the United States produced 9.0 billion gallons in 2008 and the remainder was imported. Current federal blending laws restrict blending of ethanol to 10%, excluding specialty fuels such as E-85.

Current ethanol prices per gallon are approximately $.09 less than Reformulated Regular Gasoline Blendstock for Blending (“RBOB”) and the blenders receive the $.45 VEETC credit for each gallon of ethanol blended. In the areas of the United States that have adequate ethanol infrastructure, blenders are blending up to the 10% blend cap.

In March 2009, ethanol trade groups submitted a formal request to the U.S. Environmental Protection Agency to boost the allowed ethanol to gasoline blend rate to 15%. In December 2009, the EPA indicated they would need additional time to assess the impact that the higher blend rate would have on emission control systems, including catalytic converters, in vehicles and render a decision. Additional infrastructure will be required to handle the additional 5% of blending including:

•	Expansion of refining and blending facilities to handle ethanol

•	Growth in service stations equipped to handle ethanol fuels

•	Additional storage facilities for ethanol

•	Additional rail capacity

•	Increase in truck fleets capable of transporting ethanol within localized markets

Without passage of a federal increase in blending rates and required infrastructure investments by unrelated parties, the demand for ethanol may not increase which could have an adverse effect on our business.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.

Approximately 91% of ethanol produced in the U.S. is currently produced from corn, according to the RFA. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. This trend is driven by governmental mandates including the Renewable Fuels Standard, as most recently amended (“RFS2”) and the fact that cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Furthermore, ethanol produced from cellulose based biomass is generally considered to emit less carbon emission than ethanol produced from corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our existing plants into cellulose-based biomass facilities. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

Competition from new or advanced technology may lessen the demand for ethanol and negatively impact our profitability.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry will offer a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability and reduce the value of your investment.

Competition in the ethanol industry could limit our growth and harm our operating results.

The market for ethanol and other biofuels is highly competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, name recognition and financial, marketing and other resources than we do. We compete directly or indirectly with large companies, such as Abengoa Bioenergy Corp., Archer-Daniels-Midland Company, Cargill, Incorporated, Green Plains Renewable Energy, Inc., Hawkeye Renewables, LLC, POET, LLC and Valero Energy Corporation and with other companies that are seeking to develop large-scale ethanol plants and alliances. Pressure from our competitors could require us to reduce our prices or increase our spending for marketing, which would erode our margins and could have a material adverse effect on our business, financial condition and results of operations.

Imported ethanol may be a less expensive alternative to domestic ethanol, which would cause us to lose market share and reduce the value of your investment.

Brazil is currently the world’s second largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is less costly to produce than corn-based ethanol because of the higher sugar content of sugarcane. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol. The current 54 cent per gallon tariff imposed by the U.S. on ethanol imported from Brazil through December 31, 2010 significantly reduces competition from Brazilian ethanol producers for sales of ethanol in the U.S. In the event tariffs presently protecting U.S. ethanol producers are reduced or eliminated, a significant barrier to entry into the U.S. ethanol market would be removed or reduced. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably.

Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the U.S. under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the U.S. Competition from ethanol imported from Caribbean basin countries may affect our ability to sell our ethanol profitably.

RISKS RELATED TO ETHANOL PRODUCTION

Operational difficulties at our plants could negatively impact our sales volumes and could cause us to incur substantial losses.

Our operations are subject to unscheduled downtime and operational hazards inherent to our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation disruptions and accidents and natural disasters. We may have difficulty managing the process maintenance required to maintain our nameplate production capacities. If our ethanol plants do not produce ethanol and distillers grains at the levels we expect, our business, results of operations, and financial condition may be materially adversely affected.

Improperly trained employees may not follow procedures that could damage certain parts of the ethanol production facility which could negatively impact operating results if our plants do not produce ethanol and its by-products as anticipated.

The production of ethanol and distillers grains demands continuous supervision and judgments regarding mixture rates, temperature and pressure adjustments. Errors of judgment due to lack of training or improper manufacturer instructions could send chemicals into sensitive areas of production, which may reduce or halt ethanol or distillers grains production at our facilities.

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

RISKS RELATED TO REGULATION AND GOVERNMENTAL ACTION

We are exposed to additional regulatory risk that may prevent the sale of our products to customers located in certain states or require us to change the way we operate.

Recent legislative acts by the State of California and the Environmental Protection Agency (i.e. RFS2) require cleaner emissions and reduced carbon footprints including effects caused by indirect land use. These acts, when implemented, may prohibit the sale of our products to certain customers which may materially impact our results from operations, or may require us to procure feedstock and market our products in a fashion that negatively impacts our financial performance.

The use and demand for ethanol and its supply are impacted by federal and state legislation and regulation, and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, and the ability to operate at a profit.

Various federal and state laws, regulations and programs impact the demand for ethanol as a fuel or fuel additive. Tariffs generally apply to the import of ethanol from other countries. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. The elimination or reduction of tax incentives for the ethanol industry, or the elimination or reduction of tariffs that apply to imported ethanol could reduce the market for ethanol generally or for domestically produced ethanol. Such changes could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that demand for ethanol could decrease, which could materially adversely affect our business, results of operations and financial condition.

The elimination or significant reduction in the federal ethanol tax incentive or the elimination or expiration of other federal or state incentive programs could have a material adverse effect on our business, results of operations and financial condition.

Currently, refiners and marketers receive a $0.45 per gallon tax incentive for each gallon of ethanol blended with gasoline. This incentive is scheduled to expire in December 2010. The federal ethanol tax incentives may not be renewed in 2010 or they may be renewed on different terms. In addition, the federal ethanol tax incentives, as well as other federal and state programs benefiting ethanol, generally are subject to U.S. government obligations under international trade agreements and may be subject to termination or reduction in scale. The elimination of or significant reduction in the federal ethanol tax incentives could have a material adverse effect on our business, results of operations and financial condition.

The State of Nebraska may not reimburse us for the tax incentives laid out in our Nebraska Advantage Act contract.

We anticipate receiving approximately $2.2 million from the State of Nebraska for reimbursement of sales taxes paid on construction bills related to our ABE Fairmont plant. We also anticipate receiving additional sales tax and employment credits over the next seven years. Any delay or termination of payments under the State of Nebraska’s Advantage Act could have a material adverse effect on our business, results of operations and financial condition. The PJC Capital Note requires all receipts from the Nebraska Advantage Act be remitted to PJC Capital until it is paid in full.

Current tariffs effectively limit imported ethanol into the U.S., and their reduction or elimination could undermine the ethanol industry in the U.S.

Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.45 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.

We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed beyond its current expiration date of January 1, 2011. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our business, results of operations and financial condition.

Various studies have criticized ethanol, which could lead to the reduction or repeal of incentives and tariffs that promote the use and domestic production of ethanol.

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

We are subject to extensive air, water and other environmental regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees, and the plants we operate or manage need to maintain a number of environmental permits. Each ethanol plant we operate or manage is subject to environmental regulation by the state in which the plant is located and by the EPA. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts on the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns, liability for the costs of investigation and/or remediation and for damages to natural resources. Our operating subsidiaries may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials from those plants, and ABE may have exposures to such claims arising from its management services.

Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time during operation of an ethanol plant. If this occurs, our operating subsidiaries could be required to spend significant resources to remedy the issues and may limit operation of the ethanol plant. Our operating subsidiaries may be liable for the investigation and cleanup of environmental contamination that might exist or could occur at each of the properties that they own or operate where they handle hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, our operating subsidiaries may be responsible under the CERCLA or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. Our operating subsidiaries may also be subject to related claims by private parties, including our employees and property owners or residents near their plant, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those plants. Additionally, employees, property owners or residents near our ethanol plants could object to the air emissions or water discharges from our ethanol plants. Ethanol production has been known to produce an unpleasant odor. Environmental and public nuisance claims or toxic tort claims could be brought against us as a result of this odor or their other releases to the air or water. Some of these matters may require us to expend significant resources for investigation, cleanup, installation of control technologies or other compliance-related items, or other costs.

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

We also cannot assure that our operating subsidiaries will be able to comply with all necessary permits to continue to operate their ethanol plants. Failure to comply with all applicable permits and licenses could subject our operating subsidiaries to future claims or increase costs and materially adversely affect our business, results of operations and financial condition. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and such changes can be made retroactively. Consequently, even if our operating subsidiaries obtain the required permits, they may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, which could materially adversely affect our business, results of operations and financial condition. Present and future environmental laws and regulations (and interpretations thereof) applicable to the operations of our operating subsidiaries, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO TAX ISSUES

The restructuring of HGF’s debt could cause investors to have taxable income without receiving cash distributions, which means investors could have to pay tax on their investment with personal funds.

HGF could recognize taxable income from cancellation of indebtedness as a result of the debt restructuring discussed above. That income would flow through to the owners of HGF, including ABE, and our unitholders would have to include their proportionate interests in that income on their individual tax returns (certain exceptions for insolvent unitholders could apply). HGF could elect to defer recognition of that income, which would result in a concurrent deferral to our unitholders. If HGF did so elect, the income would be recognized ratably over a five-year period beginning in 2014. In either case, ABE may not make distributions sufficient to pay tax on any income from cancellation of indebtedness that is recognized by an investor, which means that such an investor may have to pay tax on that income with personal funds.

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

Although we have no current plans to convert to a corporation, our company might elect in the future to convert to a corporation. If we convert to a corporation, no profits will be allocable to investors, there will be no tax liability to our shareholders unless we pay a dividend and our company, as a result, would not make tax distributions to our shareholders with respect to these allocable profits. Conversion to a corporation would require an approval by member vote pursuant to our operating agreement. If we elect to be organized as a corporation, we will be subject to Subchapter C of the Internal Revenue Code. We would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the unitholders. Distributions, if made to investors, would be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will also have less cash to distribute to our unitholders. Treatment of our company as a corporation for tax purposes could materially adversely affect our business and financial condition.

The IRS may classify your investment as a passive activity, resulting in the inability of unitholders to deduct losses associated with their investment.

It is likely that an investor’s interest in us will be treated as a “passive activity” for tax purposes. If an investor is an individual, estate, trust or a closely held corporation, and if the investor’s interest is deemed to be a “passive activity,” then the investor’s allocated share of any loss we incur will be deductible only against income or gains the investor has earned from other passive activities. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. These rules could restrict an investor’s ability to currently deduct any of our losses that are passed through to such investor.

Income allocations assigned to an investor’s units may result in taxable income in excess of cash distributions, which means unitholders may have to pay income tax on their investment with personal funds.

Investors will be required to pay tax on their allocated shares of our taxable income. It is likely that an investor will receive allocations of taxable income in certain years that result in a tax liability that is in excess of any cash distributions we may make to the investor. Among other things, this result might occur due to accounting methodology, lending covenants that restrict our ability to pay cash distributions, or our decision to retain the cash generated by the business to fund our operating activities and obligations. The PJC Capital Note requires that all permitted distributions from ABE Fairmont be paid to PJC Capital until the note is paid in full. Accordingly, investors are likely to be required to pay some or all of the income tax on their allocated shares of our taxable income with personal funds.

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

ITEM 2.	PROPERTIES

The table below provides a summary of our ethanol plants in operation as of September 30, 2009 and December 28, 2009. We currently own each of these facilities.

			Estimated
		Estimated	Annual
		Annual	Distillers	Estimated
		Ethanol	Grains	Annual Corn	Energy	Primary
Location	Opened	Production	Production(1)	Processed	Source	Builder
		(Million gallons)	(Tons)	(Million bushels)

Fairmont, NE	November 2007	110	334,000	39.3	Natural Gas	Fagen
Aberdeen, SD I(2)	December 1992	9	27,000	3.2	Natural Gas	Broin
Aberdeen, SD II(2)	January 2008	44	134,000	15.7	Natural Gas	ICM
Huron, SD	September 1999	32	97,000	11.4	Natural Gas	ICM

		195	592,000	69.6

(1)	Our plants produce and sell wet, modified wet and dried distillers grains. The stated quantities are on a fully dried basis operating at nameplate capacity.

(2)	Our plant at Aberdeen consists of two separate production facilities which operate on a separate basis. Accordingly, we report and track production from our Aberdeen facilities separately.

Our corporate headquarters, located in Minneapolis, Minnesota, is approximately 5,300 square feet, under lease until November 2010. This building provides offices for our corporate and administrative staff. We believe this space will be sufficient for our needs until the end of the lease period.

Location	Owned/Leased	Square Feet

Fairmont, NE	Owned	134,850
Aberdeen, SD	Owned	94,002
Huron, SD	Owned	44,082

We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We believe that these plants are adequately insured for replacement cost plus related disruption expenditures.

The senior creditor of the Fairmont plant is secured by a first mortgage on the plant real estate and a security interest lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the Fairmont plant. We pledged a first-priority security interest and first lien on substantially all of assets of the South Dakota plants to the collateral agent for the senior creditor of these plants and a continuing security interest in and lien on substantially all of the assets of the South Dakota plants to the trustee of the subordinated solid waste facilities revenue bonds used to finance the South Dakota plants. HGF is currently in default under its senior and subordinated loan agreements, and is discussing with its lenders alternatives to foreclosing on the collateral securing its obligations under those agreements.

ITEM 3.	LEGAL PROCEEDINGS

In June 2009, Revis Stephenson, the Company’s former director and chairman of the board and former chief executive officer, filed a demand for arbitration with the American Arbitration Association alleging that the Company breached its employment agreement with Mr. Stephenson when it terminated his employment in January 2009. Mr. Stephenson is seeking additional compensation, including but not limited to two years of compensation and benefits. The Company filed an answer in July 2009 and discovery is ongoing. The arbitration has been scheduled for June 2010.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 regular meeting of members was held on September 18, 2009. Of our 14,851,962 issued and outstanding membership units at that date, 11,377,726 membership units were present at the meeting in person or by proxy.

The following individuals were elected to serve on our board of directors until their successors are duly elected, with voting as follows:

Nominee	For	Withhold

Scott A. Brittenham	10,918,884	458,842
Joshua M. Nelson	11,142,463	235,263
Bruce L. Rastetter	11,123,040	254,686

The members cast the following number of votes in connection with the ratification of the selection of McGladrey & Pullen LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2009.

For	Against	Abstentions	Broker Non-Votes

11,159,050	126,816	91,860	—

The members cast the following number of votes in connection with the amendment of our operating agreement to permit the removal of former employee directors from the board.

For	Against	Abstentions	Broker Non-Votes

10,458,061	800,533	119,132	—

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s sole executive officer is:

	Employee
Name	Since	Age	Position

Richard R. Peterson	2006	44	President, Chief Executive Officer, Chief Financial Officer

Mr. Peterson joined our company as vice president of accounting and finance and chief financial officer in November 2006 and was named chief executive officer in October 2008. From July 2001 until November 2006, Mr. Peterson served as the director of finance, North American Operations for Nilfisk Advance, Inc., a manufacturer of commercial and industrial cleaning equipment. Prior to joining Nilfisk Advance, Mr. Peterson served as the chief financial officer for PPT Vision, Inc., a manufacturer of 2D and 3D vision inspection equipment from April 1999 to July 2001 and the chief financial officer of Premis Corporation, a point-of-sale software development company from December 1996 to April 1999.

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

“safe harbors” contained in the publicly traded partnership rules under the tax code, which include, without limitation, the following:

•	transfers by gift to the member’s descendants;

•	transfers upon the death of a member;

•	transfers between family members; and

•	transfers that comply with the “qualifying matching services” requirements.

Holders

There were 1,207 holders of record of our units as of December 26, 2009.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during the fourth quarter of fiscal 2009.

Distributions

We did not make any distributions in the years ended September 30, 2009 or 2008, nor did we receive a net cash flow from our operating plants in those years. Subject to any loan covenants or restrictions with any lenders, we may elect to make future distributions by distributing “net cash flow” to our members in proportion to the units that each member holds relative to the total number of units outstanding. “Net cash flow” means our gross cash proceeds less any portion, as determined by the board of directors in their sole discretion, used to pay or establish reserves for operating expenses, debt payments, capital improvements, replacements and contingencies. However, there can be no assurance that we will ever be able to pay any distributions to the unitholders. Our board may elect to retain future profits to provide operational financing for the plants, debt retirement, implementation of new technology and various expansion plans, including the possible construction of additional plants and development of new product lines. Additionally, our lenders may further restrict our ability to make distributions. Unitholders will be required to report on their income tax return their allocable share of the income, gains, losses and deductions we have recognized without regard to whether we make any cash distributions to our members.

Performance Graph

As disclosed above under “Market Information” and elsewhere in this Form 10-K, there is no established trading market for our membership units, which are subject to substantial transfer restrictions pursuant to our operating agreement. Given that our units are not publicly traded on an exchange or any over-the-counter market and we have very limited valuation data on our membership units, we have omitted the performance graph showing the change in our unitholder return.

Unregistered Sales of Equity Securities

We previously disclosed all sales of equity securities that were not registered under the Securities Act during the last fiscal year on Current Reports on Form 8-K dated as of August 28, 2009 and October 9, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities authorized for future issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated income statement data and other financial data for the years ended September 30, 2006 and 2005 and as of September 30, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of September 30, 2009 and 2008 and the selected consolidated income statement data and other financial data for each of the three years in the period ended September 30, 2009 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

	Years Ended September 30,
	2009	2008(1)	2007	2006	2005
	(Dollars in thousands, except per share data)

Income statement data:
Ethanol and related product sales	$354,997	$393,746	$57,754	$—	$—
Other revenues	719	612	623	—	—

Total net sales	355,716	394,358	58,377	—	—
Cost of goods sold	345,720	389,483	67,376	—	—

Gross profit (loss)	9,996	4,875	(8,999)	—	—
Selling, general and administrative expenses	10,212	13,781	14,233	2,602	914
Asset impairment	28,260	29,148	—	—	—

Operating (loss)	(28,476)	(38,054)	(23,232)	(2,602)	(914)
Other income (expense):	870	786	297	15	—
Interest expense	(26,909)	(20,583)	(1,303)	(49)	—
Interest income	217	611	977	1,518	—
Minority interest	—	—	(1,771)	—	—

Net loss	(54,298)	(57,240)	(25,032)	(1,118)	(914)

Basic and diluted weighted units outstanding	12,691,650	9,863,618	8,854,151	3,717,635	$362,794
Loss per unit basic and diluted	$(4.28)	$(5.80)	$(2.83)	$(.30)	$(2.52)

	As of September 30, 2009,
	2009	2008	2007	2006	2005
	(In thousands)

Balance sheet data:
Cash and cash equivalents	$26,367	$14,762	$7,111	$10,814	$894
Property and equipment, net	203,364	251,611	242,937	39,909	45
Total assets	262,353	309,706	296,835	87,603	1,410
Total debt	213,011	217,172	163,250	7,000	—
Total equity	21,789	67,425	92,954	64,550	1,210

(1)	The September 30, 2008 results include the ABE Fairmont facility opening in November 2007, and the Aberdeen plant expansion, which opened in January 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

OVERVIEW

Advanced BioEnergy was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified wet and dried distillers grains and providing management services to ethanol producers.

To execute our business plan, we entered into financial arrangements to build and operate ethanol production facilities in Fairmont, Nebraska, and we separately acquired HGF in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our Fairmont, Nebraska plant began in June 2006 and operations commenced at the plant in November 2007. Construction of our expansion facility in Aberdeen, South Dakota began in April 2007, and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont which owns and operates the Fairmont, Nebraska plant and HGF.

HGF has not made its scheduled principal and interest payments on the $88.0 million senior credit facility or interest payments on the outstanding $7.1 million working capital line since October 2008, during which time it has been operating under a bank suspension. In February 2009, HGF entered into a forbearance agreement with WestLB that expired on March 31, 2009, after which,, WestLB, as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of ABE’s equity interest in HGF. At such time, ABE did not intend to object to the foreclosure. The Company’s Form 10-Q for the fiscal quarters ending March 31, 2009 and June 30, 2009 reflected HGF as discontinued operations.

In September 2009, the senior lenders of HGF commenced discussions with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders. These discussions are ongoing, and we now intend to pursue with HGF’s senior lenders, as well as the subordinated revenue bond holders, a restructuring of the current lending arrangements for HGF that will permit the Company to maintain a significant portion of its ownership of those facilities. Accordingly, we are no longer reflecting HGF’s financial results as discontinued operations in our financial statements. Nonetheless, there can be no assurance that the Company will be successful in restructuring its current lending arrangements or, if an agreement is reached, whether the terms of any such agreement will permit the Company to retain a significant ownership interest in HGF. If we are unable to successfully restructure the obligations to HGF’s senior lenders, ABE may be obligated to transfer its equity interest in HGF to the senior lenders and subordinated revenue bond holders.

			Estimated
		Estimated	Annual
		Annual	Distillers	Estimated
		Ethanol	Grains	Annual Corn	Energy	Primary
Location	Opened	Production	Production(1)	Processed	Source	Builder
		(Million gallons)	(Tons)	(Million bushels)

Fairmont, NE	November 2007	110	334,000	39.3	Natural Gas	Fagen
Aberdeen, SD I(2)	December 1992	9	27,000	3.2	Natural Gas	Broin
Aberdeen, SD II(2)	January 2008	44	134,000	15.7	Natural Gas	ICM
Huron, SD	September 1999	32	97,000	11.4	Natural Gas	ICM

		195	592,000	69.6

(1)	Our plants produce and sell wet, modified wet and dried distillers grains. The stated quantities are on a fully dried basis operating at nameplate capacity.

(2)	Our plant at Aberdeen consists of two separate production facilities which operate on a separate basis. Accordingly, we report and track production from our Aberdeen facilities separately.

We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We believe that these plants are adequately insured for replacement cost plus related disruption expenditures.

The senior creditor of the Fairmont plant is secured by a first mortgage on the plant real estate and a security interest lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the Fairmont plant. We pledged a first-priority security interest and first lien on substantially all of assets of the South Dakota plants to the collateral agent for the senior creditor of these plants and a continuing security interest in and lien on substantially all of the assets of the South Dakota plants to the trustee of the subordinated solid waste facilities revenue bonds used to finance the South Dakota plants. HGF is currently in default under its senior and subordinated loan agreements, and is discussing with its lenders alternatives to foreclosing on the collateral securing its obligations under those agreements.

ABE Fairmont and HGF currently market and sell the ethanol they produce through an ethanol product off-take agreement it entered into in October 2008 with Gavilon. Under that agreement, ABE Fairmont and HGF are required to sell all of their output of ethanol produced at their plants, less certain E-85 and local promotion retained product, at accepted bid prices per gallon less a commission. In accordance with the terms of that agreement, ABE Fairmont has notified Gavillon of its intent to terminate that agreement with respect to ABE Fairmont as of December 31, 2009. On August 28, 2009, ABE Fairmont entered into a new marketing agreement with Hawkeye Gold which will become effective on January 1, 2010. The marketing agreement with Hawkeye Gold requires, among other things, (1) that ABE Fairmont must sell, and Hawkeye Gold must purchase, all of the denatured fuel grade ethanol produced by ABE Fairmont, (2) a purchase and sale of ethanol under the agreement must be in the form of either a direct fixed price purchase order, a direct index price purchase order, a terminal storage purchase order, or a transportation swap or similar transaction that is mutually acceptable to the parties, (3) that ABE Fairmont will pay any replacement or other costs incurred by Hawkeye Gold as a result of any failure to deliver by ABE Fairmont, and (4) that, with certain exceptions, ABE Fairmont will sell ethanol it produces exclusively to Hawkeye Gold. The initial term of the agreement is for two years, and provides for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 prior to the end of any term.

We currently sell 63% of our distillers grains production as dried which has an indefinite life and can be transported by truck or rail, 15% as modified distillers grains and 22% as wet. Wet and modified distillers grains can only be marketed locally and regionally through truck markets and have a shelf lives of 10 days and 3 weeks, respectively. ABE Fairmont is self-marketing the distillers grains it produces. HGF is party to a co-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds markets the local sale of ethanol co-products produced at the South Dakota plants to third parties for an agreed upon commission. Selling prices for distillers grains are seasonal, declining in the summer and fall seasons as cattle return to pasture grazing thereby decreasing demand for animal feed.

Our operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices, at times ethanol prices may lag movements in corn prices and compress the overall margin structure at the plants. As a result, operating margins may become negative and we may be forced to shut down the plants.

We focus on locking in margins based on the cash flows approximating an “earnings before interest, taxes, depreciation and amortization (“EBITDA”)” model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable EBITDA margins whenever possible.

In particular, there has been a great deal of volatility in corn markets. The average corn price during calendar 2008 was $5.27 per bushel. In the first six months of calendar 2008, corn prices rose to nearly $8.00 per bushel, and retreated to $4.07 per bushel as of December 31, 2008. In 2009 corn rose to $4.49 in June and retreated to $3.00 in September before climbing back to $4.10 per bushel in December 2009. We believe that market volatility is attributable to a number of factors, including but not limited to export demand, speculation, currency valuation, ethanol demand and current production concerns. This corn market volatility poses a significant risk to our operations. The Company uses hedging strategies to lock in margins, leaving the Company less exposed to losses resulting from market fluctuations.

Historically, ethanol prices have tended to track the wholesale prices of gasoline. Ethanol prices can vary from state to state at any given time. During calendar year 2008, the average U.S. ethanol price, based on the Oil Price Information Service (“Opis”) Spot Ethanol Assessment, was $2.33 per gallon. For the same time period, the average U.S. gasoline price, based on New York Mercantile Exchange (“NYMEX”) reformulated blendstock for oxygen blending (“RBOB”) contracts was $2.49 per gallon, or approximately $0.16 per gallon above ethanol prices. We believe the higher ethanol prices were due to constraints in the ethanol blending and distribution infrastructure. For the fourth quarter of 2008, the average Opis Spot Ethanol Assessment was $1.77 per gallon and the average NYMEX RBOB was $1.34 per gallon, or approximately $0.43 per gallon below ethanol prices. During the fourth quarter of 2008, gasoline prices fell at a faster rate than ethanol prices. As a result, discretionary blending slowed because ethanol traded at or above the blender’s credit value.

In the first eleven months of 2009, the average Opis Spot Ethanol Assessment was $1.70 per gallon and the average NYMEX RBOB was $1.67 per gallon. We believe additional ethanol supply from existing plants that were temporarily taken off-line may come on-line in the near future and blenders will approach the 10% federal blend wall,which may reduce wholesale ethanol prices compared to gasoline.

Federal policy has a significant impact on ethanol market demand. Ethanol blenders benefit from incentives that encourage usage and a tariff on imported ethanol supports the domestic industry. Additionally, the renewable fuels standard (“RFS”) mandates increased level of usage of both corn-based and cellulosic ethanol. The RFS policies were challenged in a proceeding at the EPA by the State of Texas. The State of Texas sought a waiver of 50 percent of the RFS mandate for the production of ethanol derived from grain, citing the adverse economic impact due to higher corn, feed and food prices. The EPA denied this request in early August 2008. Any adverse ruling on, or legislation affecting, RFS mandates in the future could have an adverse impact on short-term ethanol prices and our financial performance in the future. Growth Energy, an ethanol industry trade organization, has requested a waiver from the EPA to increase the amount of ethanol blended into gasoline from the 10 percent blend up to a 15 percent blend (E15). We feel there is a strong possibility to see increased blends without having to increase the RFS mandate. We believe such a waiver, if granted, would have a positive and material impact on our business.

We believe the ethanol industry will continue to expand due to these federal mandates and policies. However, we expect the rate of industry expansion to slow significantly because of the amount of ethanol production added during the past two years or to be added by plants currently under construction or brought back into operation. This additional supply, along with a compressed margin structure, has resulted in reduced availability of capital for additional ethanol plant construction or expansion.

The ethanol industry and our business depend upon continuation of the federal and state ethanol supports such as RFS and VEETC. These government incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the government incentives may be continued at lower levels than those at which they currently exist. The elimination or reduction of the federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income.

PLAN OF OPERATIONS THROUGH SEPTEMBER 30, 2010

Our primary focus throughout our last fiscal year, and on which we anticipate continuing to focus throughout the next twelve months, is continuing with operational improvements at each of our operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and byproduct production, increasing production capacity at each of our plants, continuing our emphasis on safety and environmental regulation, reducing our operating costs and optimizing our margin opportunities through prudent risk management policies.

Another primary focus for the Company will be to finalize and complete a restructuring of our current loans with the senior and subordinate lenders to our subsidiary, HGF. HGF is in default under its credit agreements with our senior and subordinated lenders. In September 2009, the senior lenders of HGF commenced discussions with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders. These discussions are ongoing, and we now intend to pursue with HGF’s senior lenders, as well as the subordinated revenue bond holders, a restructuring of the current lending arrangements for HGF that may permit the Company to maintain a significant portion of its ownership of those facilities. Accordingly, we are no longer reflecting HGF’s financial results as discontinued operations in our financial statements. Nonetheless, there can be no assurance that the Company will be successful in restructuring its current lending arrangements or, if an agreement is reached, whether the terms of any such agreement will permit the Company to retain a significant ownership interest in HGF. If we are unable to successfully restructure the obligations to HGF’s senior lenders, ABE may be obligated to transfer its equity interest in HGF to the senior lenders and subordinated revenue bond holders.

RESULTS OF OPERATIONS

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and thermos of gas burned at average costs for fiscal 2008 and fiscal 2009:

	Year Ended		Year Ended
	September 30, 2009		September 30, 2008
		Average		Average
	Sold/Consumed	Net Price/Cost	Sold/Consumed	Net Price/Cost
	(In thousands)		(In thousands)

Ethanol (gallons)	187,330	$1.53	151,678	$2.15
Dried distillers grains (tons)	352	120.48	292	142.36
Wet/modified distillers grains (tons)	530	47.33	388	46.32

Corn (bushels)	68,349	$3.79	55,455	$5.12
Gas (mmbtus)	5,086	4.14	4,449	8.66

Net Sales

Net sales for fiscal 2009 were $355.7 million, compared to $394.4 million for fiscal 2008, a decrease of $38.6 million or 9.8%. The decrease is due in large part to the decline in the net price of ethanol and dried distillers grains sold in fiscal 2009 of 28.8% and 15.4%, respectively from the prior fiscal year period. These price declines are due to the rapid expansion of ethanol plants in the United States over the past three years resulting in supply capacity exceeding demand for the products we produce. The price decreases were partially offset by an increase in quantities sold as a result of our Fairmont and Aberdeen expansion plants operating for the entire year in fiscal 2009. Ethanol revenues were offset by ethanol-related hedging losses of $2.6 million in fiscal 2008. During fiscal 2009 and 2008, 80.8% and 82.3%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains.

Cost of Goods Sold

Cost of goods sold for fiscal 2009 were $345.7 million, compared to $389.5 million for fiscal 2008, a decrease of $43.8 million or 11.2%. Cost of goods sold included corn-related hedging losses of $3.2 million in fiscal 2009 and $478,000 in fiscal 2008. Corn costs represented 75.9% of cost of goods sold for fiscal 2009 and 72.6% for fiscal 2008. Physically delivered corn costs decreased 26.0% from $5.12 per bushel in fiscal 2008 to $3.79 per bushel for fiscal 2009 as a result of a strong growing season and less worldwide demand stemming from the current economic recession. Natural gas costs represented 6.1% of cost of sales for fiscal 2009 and 9.9% for 2008. Our average gas prices decreased from $8.66 per mmbtu in fiscal 2008 to $4.14 per mmbtu in fiscal 2009 due to a reduction in demand from the recession and mild hurricane season.

Gross Profit

Our gross profit for fiscal 2009 was $10.0 million, compared to a gross profit of $4.9 million for fiscal 2008. The increase was primarily due to increased production from having the Fairmont and Aberdeen expansion plants operating for the entire twelve month period in fiscal 2009, the 52.2% drop in natural gas cost per mmbtu and our wet distillers grains selling prices remaining stable despite the 26% decline in average corn cost per bushel.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees as well as certain non-recurring charges. Overall selling, general and administrative costs declined approximately $3.6 million, or 25.9%, to $10.2 million for fiscal 2009. The prior year’s costs include the impairment of $750,000 of acquisition costs related to our acquisition of Indiana Renewable Fuels, LLC and a $1.5 million contract termination settlement paid to HGF’s former ethanol marketer. Selling, general and administrative expenses as a percentage of sales have declined from 3.5% in fiscal 2008 to 2.9% in fiscal 2009.

HGF Asset Impairments

Despite HGF’s efforts to increase capacity and replace ethanol marketers, HGF was unable to generate positive cash flows and in October 2008 HGF was not able to make an interest payment to its senior secured creditor. Additionally, the tightening credit markets, the ethanol industry’s capacity surplus, the narrow margins created by commodity movements and the global financial crisis, as well as liquidations of certain competitors have resulted in a significant decline in the market value of HGF. As a result, the Company recorded a non-cash charge of $29.1 million in September 2008, representing the full impairment of the carrying value of the goodwill recorded in connection with the purchase of HGF. In March 2009, upon determination that HGF would be foreclosed on by the senior creditor, the Company recorded an impairment of $8.7 million based on expected receipt of future cash flows. The Company reflected HGF results as discontinued operations for the quarterly reports filed on Form 10-Q for the quarters ending March 31, 2009 and June 30, 2009. In September 2009, the senior lenders of HGF commenced discussions with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders. These discussions are ongoing, and we now intend to pursue with HGF’s senior lenders, as well as the subordinated revenue bond holders, a restructuring of the current lending arrangements for HGF that may permit the Company to maintain a significant portion of its ownership of those facilities. Accordingly, we are no longer reflecting HGF’s financial results as discontinued operations in our financial statements. The Company performed a fair market value analysis of HGF to reconsolidate its results in our financial statements and recorded an additional $19.6 million impairment charge for the amount that the existing carrying value exceeded the estimated fair market value of the assets.

Interest Expense

Interest expense for fiscal 2009 was $26.9 million, compared to $20.6 million for fiscal 2008, an increase of $6.3 million or 30.6%. The increase includes $4.2 million of additional expense recognized from the termination of our swap agreements with the HGF senior lenders, $4.9 million with respect to the write-off of deferred financing costs upon default by HGF and the additional 2% default interest on the HGF senior credit facility and subordinated revenue bonds for the entire year in fiscal 2009.

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and thermos of gas burned at average costs for fiscal 2007 and fiscal 2008:

	Year Ended		Year Ended
	September 30, 2008		September 30, 2007
		Average		Average
	Sold/Consumed	Net Price/Cost	Sold/Consumed	Net Price/Cost
	(In thousands)		(In thousands)

Ethanol (gallons)	151,678	$2.15	36,135	$1.90
Dried distillers grains (tons)	292	142.36	28	99.44
Wet distillers grains (tons)	388	46.32	228	26.51

Corn (bushels)	55,455	$5.12	13,272	$3.51
Gas (mates)	4,449	8.66	1,056	8.24

Net Sales

Net sales for fiscal 2008 were $394.4 million, compared to $58.4 million for fiscal 2007, an increase of $336.0 million or 581.7%. The increase is due in large part to the 110 million gallon annual production capacity added by the Fairmont plant completion in October 2007 and the 46 million gallon annual production capacity added by the Aberdeen plant expansion completed in January 2008. In addition to the increase in quantities of ethanol and distillers grains sold, the net price of ethanol, dried distillers grains and wet distillers grains sold in fiscal 2008 increased 13.2%, 43.1% and 74.7%, respectively from the prior fiscal year period. Ethanol revenues were offset by ethanol-related hedging losses of $2.6 million in fiscal 2008 and $18.5 million in fiscal 2007. During fiscal 2008 and 2007, 82.3% and 85.7%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains.

Cost of Goods Sold

Cost of goods sold for fiscal 2008 were $389.5 million, compared to $67.4 million for fiscal 2007, an increase of $322.1 million or 478.1%. This increase is directly related to our increased capacity from the Fairmont plant completed in October 2007 and Aberdeen plant completed in January 2008. Cost of goods sold included corn-related hedging gains or losses of $(478,000) in fiscal 2008 and $1.0 million in fiscal 2007. Corn costs represented 72.6% of cost of sales for fiscal 2008. Physically delivered corn costs increased 45.8% from $3.51 per bushel in fiscal 2007 to $5.12 per bushel for fiscal 2008. Natural gas costs represented 9.9% of cost of goods sold for fiscal 2008 increasing from $29.9 million to $38.5 million in fiscal 2007. Our average gas prices increased from $8.24 per mmbtu in fiscal 2007 to $8.66 per mmbtu in fiscal 2008.

Gross Profit

Our gross profit for fiscal 2008 was $4.9 million, compared to gross loss of $9.0 million for fiscal 2007. The increase was primarily due to timing and capacity of plant openings and the reduction in hedging related losses described above.

Selling, General, and Administrative Expenses

Overall selling, general and administrative costs declined approximately $452,000, or 3.2%, to $13.8 million for fiscal 2008. The prior year costs included a $2.8 million intangible impairment related to the expiration of the Indiana site methane agreement and a write-off of $1.4 million of previously capitalized offering costs related to a withdrawn public offering. The 2008 period costs included the impairment of $750,000 of additional acquisition costs related to our acquisition of Indiana Renewable Fuels, LLC, a $1.5 million contract termination settlement paid to HGF’s former ethanol marketer and $2.4 million of administrative costs for ABE Fairmont and the Aberdeen expansion plant that opened in 2008. Selling, general and administrative expenses as a percentage of sales have declined from 24.3% in fiscal 2007 to 3.5% in fiscal 2008.

Goodwill Impairment

Despite HGF’s efforts to increase capacity and replace ethanol marketers, HGF has been unable to generate positive cash flows and in October 2008 HGF was not able to make an interest payment to its senior secured creditor. Additionally, the tightening credit markets, the ethanol industry’s capacity surplus, the narrow margins created by commodity movements and the global financial crisis, as well as liquidations of certain competitors, have resulted in a significant decline in the market value of HGF. As a result, the Company recorded a non-cash charge of $29.1 million in September 2008, representing the full impairment of the carrying value of the goodwill recorded in connection with the purchase of HGF.

Interest Expense

Interest expenses for fiscal 2008 were $20.6 million, compared to $1.3 million for fiscal 2007, an increase of $19.3 million or 1,479.66%. The increase is related to the increased borrowings related to the completion of the Fairmont and Aberdeen plants. Total debt increased from $163.3 million at September 30, 2007 to $217.2 million at September 30, 2008. While the plants were being constructed interest costs were capitalized into property, plant and equipment.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Existing Debt Obligations

Our business activities and plant operations are conducted through Advanced BioEnergy, ABE Fairmont and HGF. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. ABE Fairmont and HGF both have traditional project financing in place including senior secured financing, working capital facilities and subordinate exempt facilities revenue bonds. There are provisions preventing cross default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to utilize the cash and other financial resources of each subsidiary for the benefit of Advanced BioEnergy or other subsidiaries with the exception of allowable distributions as defined in the separate financing agreements.

Advanced BioEnergy, LLC

The Company had cash and cash equivalents of $2.6 million and restricted cash of $5.7 million on hand at September 30, 2009.

The Company entered into a forbearance agreement with PJC Capital on June 1, 2009. Pursuant to the forbearance agreement, PJC Capital agreed to forbear from exercising its rights and remedies if among other things the Company was able to raise and remit at least $3 million in net proceeds from a private equity offering by October 1, 2009. We remitted $3.0 million in net proceeds from a private placement of newly issued units of ABE in August 2009 to PJC Capital to pay down a portion of our obligation. Our promissory note was amended and restated in its entirety in August 2009 (the PJC Capital Note). The PJC Capital Note had an outstanding balance of $9.8 million at September 30, 2009, accrues interest at 10%, requires monthly payments totaling $50,000 and matures on October 1, 2012. The Company also received $3.1 million from additional units issued or subscribed for at September 30, 2009 that were remitted to PJC Capital in October 2009. These funds are classified as restricted cash at September 30, 2009. The PJC Capital Note also requires the Company to forward any future tax reimbursements from the Nebraska Tax Advantage Act as well as ABE Fairmont annual dividends to PJC Capital.

Subsequent to September 30, 2009, the Company received an additional $1.3 million from the issuance of additional units and remitted these fundsto PJC Capital to pay down a portion of our obligation. In October 2009, the Company remitted $1.7 million of funds previously used to collateralize a letter of credit to PJC Capital. Following these remittances, the PJC Capital Note has a balance of $3.7 million. The Company believes it can service the remainder of the obligation through Nebraska Advantage Act tax refunds, cash on hand and/or distributions from ABE Fairmont.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $14.4 million and restricted cash of $1.4 million on hand at September 30, 2009. The restricted cash is held in escrow for future debt service payments. As of September 30, 2009, ABE Fairmont had $75.5 million in senior secured credit and $7.0 million of subordinate exempt facilities revenue bonds outstanding. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest payments on its outstanding subordinate exempt revenue bonds. ABE Fairmont is required to make quarterly principal payments of $2.6 million on its senior secured credit. Annual principal payments of $815,000 on the subordinate exempt facilities revenue bonds commence in December 2010.

ABE Fairmont anticipates using available cash to fund current operations and working capital, invest in capital equipment and make required debt service payments on its debt. ABE Fairmont is allowed to make cash distributions to its parent company (Advanced BioEnergy, LLC) if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principals and other terms contained in its senior secured credit agreement. The distribution is subject to the completion of ABE Fairmont’s financial statement audit and upon making any distribution, ABE Fairmont must remain in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. ABE Fairmont’s senior secured credit agreement also requires an annual cash sweep subject to a free cash flow calculation as defined in its senior secured credit agreement. This cash sweep requires ABE Fairmont for each fiscal year ending in 2009 through 2012, to make a payment equal to the lesser of $8.0 million or 75% of its free cash flow after distributions, not to exceed $16.0 million in the aggregate for all of these cash flow payments.

We believe ABE Fairmont has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months. In addition to the cash on hand, ABE Fairmont has a $6.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires in February 2010. The Company has drawn $3 million on the revolving credit facility at September 30, 2009 and had $3 million remaining available. ABE Fairmont also has a $2.0 million revolving credit facility for financing third party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease reducing the financing available from the $2.0 million revolving credit facility by $911,000.

ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth and annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in compliance with all covenants at September 30, 2009.

Heartland Grain Fuels

HGF had cash and cash equivalents of $9.3 million and $801,000 of cash restricted for debt service payments. HGF has not made its scheduled principal and interest payments on the $88.0 million senior credit facility or interest payments on the outstanding $7.1 million working capital line since October 2008. In February 2009, HGF entered into a forbearance agreement with WestLB that expired on March 31, 2009. In March 2009, WestLB disclosed its intent to foreclose on 100% of ABE’s equity interest in HGF.

During the default period, HGF has been accruing interest at the default rate of 8.5% and had $9.9 million of unpaid interest at September 30, 2009. As a result of the defaults all principal amounts owed on the senior credit facility have been classified as current debt in this report.

HGF previously entered into interest rate swaps with a notional amount of $66.0 million to lock in interest rates on its floating rate debt. As a result of the defaults on the senior credit facility, the interest rate swaps were terminated in December 2008 and the fair value of the swaps were recorded as a note payable which continues to accrued interest at 8.27%.

The $19.0 million Brown County Revenue Bonds were issued pursuant to a bond trust indenture with maturities of $5.8 million in January 2016, $6.3 million in January 2017, and $6.9 million in January 2018 with an interest rate of 8.25%. In the year ended September 30, 2009, the scheduled semi-annual interest payments were made from established debt service accounts.

The revenue bonds are secured by a pledge to the trustee of a continuing security interest in HGF. In addition, HGF has granted a subordinate mortgage lien and security interest in its existing facilities to the trustee to secure the payment of the obligations of HGF.

The defaults on the senior credit facility also represented a default on the revenue bonds and all principal amounts owed on the revenue bonds have been classified as current debt in this report.

HGF has not made its scheduled principal and interest payments on its $88.0 million senior credit facility or interest payments on its outstanding $7.1 million working capital line since October 2008 during which time it has been operating under a bank suspension. In February 2009, HGF entered into a forbearance agreement with WestLB that expired on March 31, 2009, after which, WestLB, as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of ABE’s equity interest in HGF. At such time, ABE did not intend to object to the foreclosure. The Company’s Form 10-Q for the fiscal quarters ending March 30, 2009 and June 30, 2009 reflected HGF as discontinued operations.

In September 2009, HGF’s senior lenders commenced discussion with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders. These discussions are ongoing, and we now intend to pursue with HGF’s senior lenders, as well as the subordinated revenue bond holders, a restructuring of the current lending arrangements for HGF that will permit the Company to maintain a significant portion of its ownership of those facilities. Accordingly, we are no longer reflecting HGF’s financial results as discontinued operations in our financial statements. Nonetheless, there can be no assurance that the Company will be successful in restructuring its current lending arrangements or, if an agreement is reached, whether the terms of any such agreement will permit the Company to retain a significant ownership interest in HGF. If we are unable to successfully restructure the obligations to HGF’s senior lenders, ABE may be obligated to transfer its equity interest in HGF to the senior lenders and subordinated revenue bond holders.

CREDIT ARRANGEMENTS

Long-term debt consists of the following at September 30, 2009 and September 30, 2008 (in thousands, except percentages):

	September 30,	September 30,	September 30,
	2009	2009	2008
	Interest Rate	Principal Amount	Principal Amount

ABE Fairmont senior credit facility — variable	3.65%	55,450	65,500
ABE Fairmont senior credit facility — fixed	7.53%	20,000	20,000
ABE Fairmont seasonal line	3.35%	3,000	—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
HGF senior credit facility	8.5%	87,979	87,979
HGF working capital	8.5%	7,100	7,500
HGF subordinated solid waste facilities revenue bonds	8.25%	19,000	19,000
HGF notes payable — swaps	8.27%	4,213	—
Advanced BioEnergy secured term loan	10.0%	9,269	10,000
Other	7.5%	—	193

Total outstanding		213,011	217,172
Less: amounts due within one year		(136,386)	(134,534)

Long-term debt		$76,625	$82,638

The estimated maturities of debt at September 30, are as follows (in thousands):

2010	$136,386
2011	11,052
2012	15,953
2013	11,215
2014	9,665
Thereafter	28,740

Total debt	$213,011

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2009.

	Years Ending September 30:
	2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in thousands)

Debt obligations(1)	$140,932	$15,011	$19,434	$13,686	$11,298	$29,831	$230,192
Operating lease obligations(2)	4,297	3,709	3,035	196	—	—	11,237
Commodity purchase obligations(3)	6,190	—	—	—	—	—	6,190

Total contractual obligations	$151,419	$18,720	$22,469	$13,882	$11,298	$29,831	$247,619

(1)	Amounts represent principal and interest due under our credit facilities. Long term principal amounts owed for credit facilities in default are presented as being owed in the current period.

(2)	Operating lease obligations consist primarily of rail cars and office space, offset by subleased rail cars.

(3)	Commodity obligations include corn purchases for our production facilities.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, interest rate swaps, derivative financial instruments, accounts receivable, accounts payable, accrued expenses and long-term debt. Management believes the fair value of each of these financial instruments approximates their carrying value as of the balance sheet date. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont and the PJC Capital Note approximate fair value. The Company believes it is not practical to estimate the fair value of the HGF debt instruments due to their default status. The fair value of all other financial instruments is estimated to approximate carrying value due to the short-term nature of those instruments.

Inventories

Corn, chemicals and supplies, work in process, ethanol and distillers grains inventories are stated at the lower of cost or market on the weighted average cost method.

Deferred Income

The Company recorded the net funds received from the Village of Fairmont, Nebraska tax incremental financing as deferred income, and this deferred income is amortizing against property tax expense over the life of the process equipment.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Buildings	40 Years
Process equipment	10 Years
Office equipment	5-7 Years

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount on the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the estimated fair market value.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of September 30, 2009, we had $58.5 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $584,500.

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

GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. We anticipate recovery of certain sales taxes paid on construction costs, and up to 10% of the cost of the Fairmont plant construction pursuant to reductions in income taxes over the next 13 years. Under the Nebraska Advantage Act, we also anticipate recovery of 5% of the annual costs of the newly created employment positions, pursuant to offsets to future payroll taxes. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or credits or deductions.

In December 2006 we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. We anticipate paying off the outstanding obligation with future property tax payments, assessed on the Fairmont plant.

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $10 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. HGF generally received a payment between $700,000 and $800,000 for the Huron plant per year and expects this incentive to terminate for the plant in 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the year ended September 30, 2009, sales of ethanol represented 80.8% of our total revenues and corn costs represented 75.9% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At September 30, 2009, the price per gallon of ethanol and the price per bushel of corn on the Chicago Board of Trade, or CBOT, were $1.78 and $3.44, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represent 19.2% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distillers grains spot for local customers was $90 per ton at September 30, 2009.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 6.1% of total cost of sales for the year ended September 30, 2009. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At September 30, 2009, the price of natural gas on the NYMEX was $4.84 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. We entered into off-take agreements which guaranteed prices on 48.8% of our ethanol gallons sold through December 2009. At September 30, 2009 we had entered into forward sale contracts representing 35.1% of our expected distillers grains production and we had entered into forward purchase contracts representing 10.4% of our current corn requirements through December 2009. At September 30, 2009, we had not entered into any transactions in an effort to mitigate risks associated with changes in the price of natural gas usage.

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

	Estimated		Hypothetical
	at Risk		Change in	Spot	Change in Annual
	Volume(1)	Units	Price	Price(2)	Operating Income
	(In millions)				(In millions)

Ethanol	99	gallons	10.0%	$1.78	$17.6
Distillers grains	.38	tons	10.0%	90.00	3.4
Corn	62.6	bushels	10.0%	3.44	21.5
Natural gas	5.4	mmbtus	10.0%	4.84	2.6

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 49% of our expected annual gallons capacity of 195 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 35% of our expected annual distillers grains production of 592,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 10% of our estimated current 69.6 million bushel annual requirement. The volume of natural gas is based on the assumption that we will continue to lock in one month’s gas usage.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of September 30, 2009.

ITEM 8.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Advanced BioEnergy, LLC

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with United States generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Advanced BioEnergy, LLC’s internal control over financial reporting as of September 30, 2009, included in Item 9A(T) of Form 10K and, accordingly, we do not express an opinion thereon.

/s/  McGladrey & Pullen, LLP

Des Moines, Iowa
December 29, 2009

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	September 30,
	2009	2008
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$26,367	$14,762
Accounts receivable:
Trade accounts receivable	9,613	10,929
Other receivables	3,090	183
Due from broker	—	1,283
Inventories	7,618	13,587
Prepaid expenses	2,242	1,937
Current portion of restricted cash	6,767	4,963

Total current assets	55,697	47,644

Property and equipment, net	203,364	251,611
Other assets:
Restricted cash	1,146	3,090
Deferred financing costs, net	813	6,306
Other assets	1,333	1,055

Total assets	$262,353	$309,706

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$6,057	$8,966
Accrued expenses	5,013	2,535
Accrued interest	10,394	3,848
Derivative financial instruments	—	1,242
Current portion of long-term debt	136, 386	134,534

Total current liabilities	157,850	151,125

Other liabilities	535	1,786
Deferred income	5,554	6,732
Long-term debt	76,625	82,638
Members’ equity:
Members’ capital, no par value, authorized 20,000,000 Units, 15,985,295 and 9,919,162 units outstanding and 971,003 and 2,750,000 units subscribed for at September 30, 2009 and 2008, respectively	160,392	153,516
Retained deficit	(138,603)	(84,305)
Accumulated other comprehensive loss	—	(1,786)

Total members’ equity	21,789	67,425

Total liabilities and members’ equity	$262,353	$309,706

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

		Years Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
	(Dollars in thousands, except per unit data)

Net sales
Ethanol and related products	$354,997	$393,746	$57,754
Other	719	612	623

Total net sales	355,716	394,358	58,377
Cost of goods sold	345,720	389,483	67,376

Gross profit (loss)	9,996	4,875	(8,999)
Selling, general and administrative	10,212	13,781	14,233
Goodwill impairment	—	29,148	—
Impairment of long-lived assets	28,260	—	—

Operating (loss)	(28,476)	(38,054)	(23,232)
Other income	870	786	297
Interest income	217	611	977
Interest expense	(26,909)	(20,583)	(1,303)

Net loss before minority interest	$(54,298)	$(57,240)	$(23,261)
Minority interest	—	—	(1,771)

Net loss	$(54,298)	$(57,240)	$(25,032)
Other comprehensive income (loss):
Interest rate swap obligation	1,786	(1,786)	—

Comprehensive loss	$(52,512)	$(59,026)	$(25,032)

Basic & diluted weighted average units outstanding	12,691,650	9,863,618	8,854,151
Loss per unit — basic and diluted	$(4.28)	$(5.80)	$(2.83)

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity
For the Years Ended September 30, 2008 and 2009

				Accumulated
				Other
	Member	Member	Retained	Comprehensive	Deferred
	Units	Capital	Deficit	Income	Compensation	Total
			(Dollars in thousands)

MEMBERS’ EQUITY — September 30, 2006	7,165,600	$66,821	$(2,033)	$—	$(238)	$64,550
Issuance of membership units, in connection with purchase of Heartland Grain Fuels, L.P.	2,631,578	52,632	—	—	—	52,632
Issuance of membership units for services	50,850	897	—	—	—	897
Amortization of unearned compensation	—	—	—	—	238	238
Unit compensation expense	—	292	—	—	—	292
Member distribution	—	(623)	—	—	—	(623)
Net loss	—	—	(25,032)	—	—	(25,032)

MEMBERS’ EQUITY — September 30, 2007	9,848,028	$120,019	$(27,065)	$—	$—	$92,954
Issuance of 450,000 warrants in connection with note payable	—	2,260	—	—	—	2,260
Issuance of contingently issuable units in connection with IRF purchase	—	750	—	—	—	750
Unit compensation expense	142,000	636	—	—	—	636
Issuance of subscribed membership units for note conversion	—	30,318	—	—	—	30,318
Put options exercised	(45,403)	(467)	—	—	—	(467)
Membership units forfeited	(25,463)	—	—	—	—	—
Net loss	—	—	(57,240)	—	—	(57,240)
Interest rate swap obligations	—	—	—	(1,786)	—	(1,786)

MEMBERS’ EQUITY — September 30, 2008	9,919,162	$153,516	$(84,305)	$(1,786)	$—	$67,425
Issuance of previously subscribed units	2,750,000	—	—	—	—	—
Issuance of 532,671 warrants in connection with note payable	—	489	—	—	—	489
Unit compensation expense, net of contingently returnable units	(10,000)	197	—	—	—	197
Put options exercised	(7,200)	(18)	—	—	—	(18)
Interest rate swap obligations	—	—	—	1,786	—	1,786
Units issued in private offering, net of offering costs of $249,000	3,333,333	4,751	—	—	—	4,751
Units subscribed in private offering	—	1,457	—	—	—	1,457
Net loss	—	—	(54,298)	—	—	(54,298)

MEMBERS’ EQUITY — September 30, 2009	15,985,295	$160,392	$(138,603)	$—	$—	$21,789

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

		Years Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities
Net loss	$(54,298)	$(57,240)	$(25,032)
Adjustments to reconcile net loss to operating activities cash flows:
Depreciation	19,233	22,129	4,461
Asset impairment	28,260	29,148	—
Loss on disposal of site development costs	—	751	—
Amortization of deferred financing costs	5,493	1,087	1,357
Amortization of deferred revenue	(1,178)	—	—
Amortization of debt discount	—	2,260	—
Impairment of IRF purchase intangible	—	750	2,812
Unit compensation expense	197	636	1,427
Interest expense converted to membership units	—	3,187	—
Unrealized loss on derivative financial instruments	(1,242)	70	1,475
Interest rate swap obligations	4,213	—	—
Minority interest in net income	—	—	1,771
Changes in working capital components net of effects of acquisition of HGF:
Receivables	3,652	(8,292)	(1,236)
Inventories	5,969	(5,789)	(5,896)
Prepaid expenses	(305)	(735)	(941)
Accounts payable	(2,909)	6,638	(2,991)
Accrued expenses	9,559	543	5,654

Net cash provided by (used in) operating activities	16,644	(4,857)	(17,139)
Cash flows from investing activities
Purchase of Heartland Grain Fuels, LP, net of cash acquired	—	—	(15,204)
Purchase of property and equipment	(1,006)	(54,757)	(132,342)
Change in other assets	(2,478)	144	(497)
(Increase) decrease in restricted cash	140	(6,275)	31,911

Net cash (used in) investing activities	(3,344)	(60,888)	(116,132)
Cash flows from financing activities
Payments on debt	(10,885)	(56,725)	(875)
Proceeds from long-term debt	3,000	130,588	132,726
Proceeds from issuance of stock and subscribed units	6,457	—	—
Offering costs paid	(249)	—	—
Distribution to members	—	—	(623)
Repurchase of units	(18)	(467)	—
Payment of deferred offering and financing costs	—	—	(1,660)

Net cash provided by (used in) financing activities	(1,695)	73,396	129,568

Net increase (decrease) in cash and cash equivalents	11,605	7,651	(3,703)
Beginning cash and cash equivalents	14,762	7,111	10,814

Ending cash and cash equivalents	$26,367	$14,762	$7,111

Supplemental disclosure of non cash transactions
Deferred financing cost paid from long term debt proceeds	$—	$5,988	$1,373
Unrealized (gain) loss on interest rate swaps	(1,786)	1,786	—
Membership units issued for acquisition of assets	—	—	52,632
Accounts payable incurred for construction in process	—	—	23,357
Financing costs amortized to construction in progress	—	154	147
Promissory notes and interest converted into membership units	—	27,181	—
Warrants issued in connection with debt restructuring	489	—	—
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $0 in 2009 and $2,724 in 2008 and $7,885 in 2007	$10,657	$13,337	$108

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”), Dakota Fuels, Inc., ABE Heartland, LLC (“ABE Heartland”) and Heartland Grain Fuels LP (“HGF”). All intercompany balances and transactions have been eliminated in consolidation.

The Company currently operates three ethanol production facilities in the U.S. with a combined production capacity of 195 million gallons per year. The Company commenced operations at the 110 million gallon facility in Fairmont, Nebraska in October 2007. The Company acquired existing facilities in Aberdeen and Huron, South Dakota in November 2006 and commenced operations at the 44 million gallon Aberdeen expansion facility in January 2008.

In March 2009, the Company was informed that the senior creditor intended to foreclose on the equity interest of HGF. The Company reflected HGF results as discontinued operations for the quarterly reports filed on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. In September 2009, HGF’s senior lenders commenced discussions with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of its current borrowing arrangements with those lenders. These discussions are ongoing, and we now intend to pursue with HGF’s senior lenders, as well as the subordinated revenue bond holders, a restructuring of current lending arrangements for HGF that may permit the Company to maintain a significant portion of its ownership of those facilities. Accordingly, we are no longer reflecting HGF’s financial results as discontinued operations in our financial statements. Nonetheless, there can be no assurance that the Company will be successful in restructuring its current lending arrangements or, if an agreement is reached, whether the terms of any such agreement will permit the Company to retain a significant ownership interest in HGF. If we are unable to successfully restructure our obligations to HGF’s senior lenders, ABE may be obligated to transfer its equity interest in HGF to the senior lenders and subordinated revenue bond holders. HGF’s creditors do not have any rights or recourse on the assets of ABE or ABE Fairmont.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. Under the bank suspension imposed by the default on the HGF senior credit agreement, the HGF’s operating accounts require WestLB’s approval before withdrawals can be processed, but continue to be used for normal operations of HGF and therefore are grouped with cash and cash equivalents. The Company’s restricted cash includes cash held for debt service and the cash that was used to pay down principal on the PJC Capital Note in October 2009.

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, interest rate swaps, derivative financial instruments, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont and the PJC Capital Note approximate fair value. The Company believes it is not practical to estimate the fair value of the HGF debt instruments due to their default status. The fair value of all other financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables

Credit sales are made primarily to a few customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received. At September 30, 2009 the Company had $2.8 million of other receivables from the Nebraska Advantage Act that when collected is required to by remitted to PJC Capital, unless the PJC Capital Note has been paid in full.

Derivative Instruments/Due From Broker

On occasion, the Company has entered into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases and forecasted ethanol sales. Accounting for derivative contracts requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings.

Inventories

Corn, chemicals, supplies, work in process, ethanol and distillers grains inventories are stated at the lower of cost or market on a weighted cost basis. Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances for normal profit margin.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Buildings	40 Years
Process equipment	10 Years
Office equipment	5-7 Years

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount on the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss is measured by the amount by which the carrying value of the asset exceeds the estimated fair value on that date. During the year ended September 30, 2009 the Company recognized a $28.3 million impairment charge on its HGF plants.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs

The Company deferred costs incurred to raise debt financing until the related debt is issued that are amortized into interest expense using the effective interest method over the term of the debt instruments through December 2017. In March 2009 the Company wrote off the remaining $4.9 million of deferred financing costs incurred on HGF’s initial financing of the senior creditor and Brown County Revenue Bonds due to HGF being in default and the uncertainty in receiving future benefit from these fees.

Deferred Income

The Company recorded the net funds received from the Village of Fairmont Nebraska Tax Incremental Financing (TIF) as deferred income and is amortizing against property tax expense over the life of the process equipment. ABE Fairmont has guaranteed the payment of the TIF bond obligations. The Company anticipates that its future property tax payments will be adequate to service the bonds.

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

Loss Per Unit

Basic and diluted loss per unit are computed using the weighted-average number of vested units outstanding during the period. Unvested units and units held in escrow are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted loss per unit as their effect would be anti-dilutive for the years ended September 30, 2009 and 2008.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources an in assessing performance. The Company’s plants are managed and reported as one operating segment.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company has elected to be treated as a partnership for tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

Interest Rate Swaps

At September 30, 2008, the Company entered into interest rate swap ISDA Master Agreements with a total notional amount of $66,000,000. This cash flow hedge effectively changed the variable interest rate on a portion of the debt owed to WestLB to a fixed interest rate. Under the terms of the swaps, the Company paid monthly a fixed interest rate, which was 8.20% at September 30, 2008. The Company received monthly the variable interest rate of 6.45% on the interest rate swap. The difference between the rates was recorded as interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt affects earnings. The estimated fair value obligation of this agreement at September 30, 2008, was approximately $1,786,000, which is included in other long-term liabilities in the Company’s balance sheet. As there are no differences between the critical terms of the interest rate swaps and the hedged debt obligations, the Company assumes no ineffectiveness in the hedging relationship.

Pursuant to provisions in the ISDA Master Agreements the interest rate swaps were terminated in December 2008 as a result of defaulting on the interest payment due on the senior credit facility. The fair value of the swaps at the termination date was $4.2 million and is included in interest expense during the year ended September 30, 2009. The unpaid obligation is included in notes payable at September 30, 2009.

Goodwill

The Company records goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired and performs a two-step process for annual impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.

Despite HGF’s efforts to increase capacity and replace ethanol marketers, HGF was unable to generate positive cash flows and in October 2008, HGF was not able to make an interest payment to its senior secured creditor. Additionally, the tightening credit markets, the ethanol industry’s capacity surplus, the narrow margins created by commodity movements and the global financial crisis, as well as liquidations of certain competitors have resulted in a significant decline in the market value of HGF. As a result, the Company recorded a non-cash charge of $29.1 million in September 2008, representing the full impairment of the carrying value of the goodwill recorded in connection with the purchase of HGF. The impairment was calculated using a valuation of the Company’s market value based on prices of comparable businesses and estimated cash flows from the Company.

New Accounting Pronouncements

The Company adopted guidance on subsequent events and it did not have a material impact on our financial position or results of operations. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Subsequent events have been evaluated through December 29, 2009.

We adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supercedes all then-existing non-SEC accounting and reporting

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. In the FASB’s view, the issuance of the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition” paragraphs 38-76.

The Company will be required to adopt two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of our fiscal 2010 year end. The warrants issued by the Company contain a strike price adjustment feature, which upon adoption of this standard will change the current classification (from equity to liability) and the related accounting for these warrants outstanding at that date. The effects of this adoption will result in approximately $490,000 being reclassified from equity to a liability on November 1, 2009 with no immediate impact on the statements of operations or cash flows.

2.	Inventories

A summary of inventories is as follows (in thousands):

	September 30,	September 30,
	2009	2008

Corn	$1,341	$843
Chemicals	489	593
Work in process	1,893	3,524
Ethanol	1,678	4,503
Distillers grains	412	2,216
Supplies and parts	1,805	1,908

Total	$7,618	$13,587

The Company performed a lower of cost or market analysis on inventory and determined that the market value of certain inventories were less than their carrying value. Based on the lower of cost or market analysis, the Company recorded a lower of cost or market charge on certain inventories of $532,000 for the year ended September 30, 2008. The total lower of cost or market adjustment was recorded in costs of goods sold.

3.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	September 30,	September 30,
	2009	2008

Land	$3,962	$3,992
Buildings	21,295	21,169
Process equipment	215,820	251,688
Office equipment	1,273	1,267
Construction in process	81	116

	242,430	278,232
Accumulated depreciation	(39,066)	(26,621)

Property and equipment, net	$203,364	$251,611

In March 2009, upon determination that HGF would be foreclosed on by HGF’s senior lender and that the Company did not intend to object to the foreclosure, the Company recorded an impairment of $8.7 million

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the expected future cash flows from HGF. The Company reflected HGF results as discontinued operations for the quarterly reports filed on Form 10Q for the quarters ending March 31, 2009 and June 30, 2009. In September 2009, HGF’s senior lenders commenced discussions with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of HGF’s current borrowing arrangements with those lenders. These discussions are ongoing, and the Company now intends to pursue with HGF’s senior lenders as well as the subordinated revenue bond holders a restructuring of HGF’s current lending arrangements that may permit the Company to maintain a significant portion of its ownership of those facilities. Accordingly, the Company is no longer reflecting HGF’s financial results as discontinued operations in its financial statements. The Company performed a fair market value analysis of HGF to reconsolidate its results in our financial statements and recorded a $19.6 million impairment charge for the amount that the existing carrying value exceeded the estimated fair market value based on recent selling prices of similar assets.

4.	Debt and Subsequent Events

A summary of debt is as follows (in thousands, except percentages):

	September 30,	September 30,	September 30,
	2009	2009	2008
	Interest Rate	Principal Amount	Principal Amount

ABE Fairmont senior credit facility — variable	3.65%	55,450	65,500
ABE Fairmont senior credit facility — fixed	7.53%	20,000	20,000
ABE Fairmont seasonal line	3.35%	3,000	—
ABE Fairmont subordinate exempt facilities bonds	6.75%	7,000	7,000
HGF senior credit facility	8.5%	87,979	87,979
HGF working capital	8.5%	7,100	7,500
HGF subordinated solid waste facilities revenue bonds	8.25%	19,000	19,000
HGF notes payable — swaps	8.27%	4,213	—
Advanced BioEnergy secured term loan	10.0%	9,269	10,000
Other	7.5%	—	193

Total outstanding		213,011	217,172
Less: amounts due within one year		(136,386)	(134,534)

Long-term debt		$76,625	$82,638

The estimated maturities of debt at September 30, are as follows (in thousands):

2010	$136,386
2011	11,052
2012	15,953
2013	11,215
2014	9,665
Thereafter	28,740

Total debt	$213,011

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Credit Facility for the Fairmont Plant

ABE Fairmont has a senior credit facility with Farm Credit consisting of a $58.3 million term loan, known as term loan A and a $25.0 million revolving term loan, known as term loan B. Farm Credit also extended a $6.0 million revolving credit facility for financing eligible grain inventory and equity in CBOT futures positions, which expires in February 2010. ABE Fairmont drew $3.0 million under the revolving credit facility and had $3.0 million remaining available at September 30, 2009. Farm Credit also extended a $2.0 million revolving credit facility for financing third party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease effectively reducing the financing available from the $2.0 million revolving credit facility by $911,000.

At September 30, 2009, ABE Fairmont had $50.5 million outstanding on term loan A. ABE Fairmont must make quarterly principal installments of $2.6 million through February 2014, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance on May 2014. For each fiscal year ending September 30, 2009 through 2012, ABE Fairmont must pay an additional amount equal to the lesser of $8.0 million or 75% of its free cash flow. At September 30, 2009, ABE Fairmont had $25.0 million outstanding on the revolving term loan B. On the earlier of December 1, 2014 or nine months following complete repayment of term loan A, ABE Fairmont will begin repayment of revolving term loan B in $5.0 million semi-annual principal payments.

ABE Fairmont pays interest monthly at 7.53% on $20.0 million and a variable rate based on the 30 day LIBOR rate on the remaining outstanding debt.

The loans are secured by a first mortgage on all of ABE Fairmont’s real estate and a lien on all of ABE Fairmont’s personal property. While the credit facilities are outstanding, ABE Fairmont is subject to certain financial loan covenants consisting of minimum working capital, minimum net worth and maximum debt service coverage ratios. At September 30, 2009, the Company was in compliance with all financial loan covenants.

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant

ABE Fairmont has $7.0 million of subordinate exempt facilities revenue bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan agreement is collateralized by the Fairmont plant assets. ABE Fairmont’s repayment of the loan and the security for the loan are subordinate to its senior credit facility. Annual principal payments of $815,000 are required starting in December 2010 through December 2016, with the remainder due December 2017. ABE Fairmont is making semi-annual interest payments.

Senior Credit Agreement for the South Dakota Plants

HGF has not made its scheduled principal and interest payments on its $88.0 million senior credit facility or interest payments on its outstanding $7.1 million working capital line since October 2008 during which time it has been operating under a bank suspension. In February 2009, HGF entered into a forbearance agreement with WestLB that expired on March 31, 2009. In March 2009, WestLB AG, New York branch, as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of the ABE’s equity interest in HGF.

HGF previously entered into interest rate swaps with a notional amount of $66.0 million to lock in interest rates on its floating rate debt. As a result of the defaults on the senior credit facility, the interest rate swaps were terminated in December 2008 and the fair value of the swaps were recorded as a note payable which continues to accrued interest at 8.27%.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the default period the company has been accruing interest at the default rate of 8.5% on the senior credit facility and had $9.9 million of accrued but unpaid interest on its facilities at September 30, 2009. As a result of the defaults all principal amounts owed on the senior credit facility have been classified as current debt in this report.

Subordinate Solid Waste Facilities Revenue Bonds

The $19.0 million Brown County Revenue Bonds were issued pursuant to a bond trust indenture with maturities of $5.8 million in January 2016; $6.3 million in January 2017, and $6.9 million in January 2018, with interest rates of 8.25%. In the year ended September 30, 2009, the scheduled semi-annual interest payments were made from established debt service accounts.

The revenue bonds are secured by a pledge to the trustee of a continuing security interest and lien in all the estate, right, title and interest of HGF and to ABE Heartland. In addition, HGF has granted a subordinate mortgage lien and security interest in its existing facilities to the trustee to secure the payment of the obligations of HGF.

The defaults on the senior credit facility also represented a default on the revenue bonds and all principal amounts owed on the revenue bonds have been classified as current debt in this report.

HGF Restructuring and Subsequent Event

In September 2009, HGF ’s senior lenders commenced discussion with the Company to explore alternatives to foreclosing on the Company’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders. These discussions are ongoing, and the Company now intends to pursue with HGF’s senior lenders, as well as the subordinated revenue bond holders, a restructuring of the current lending arrangements for HGF that will permit the Company to maintain a significant portion of its ownership of those facilities. Accordingly, the Company is no longer reflecting HGF’s financial results as discontinued operations in our financial statements. Nonetheless, there can be no assurance that the Company will be successful in restructuring its current lending arrangements or, if an agreement is reached, whether the terms of any such agreement may permit the Company to retain a significant ownership interest in HGF. If the Company is unable to successfully restructure the obligations to HGF’s senior lenders, ABE may be obligated to transfer its equity interest in HGF to the senior lenders and subordinated revenue bond holders.

Secured Term Loan Note — Advanced Bioenergy LLC

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

The Company entered into a forbearance agreement with PJC Capital on June 1, 2009. Pursuant to the forbearance agreement, PJC Capital agreed to forbear from exercising its rights and remedies under the note and a related agreement if among other things the Company was able to raise and remit at least $3 million in net proceeds from a private equity offering by October 1, 2009. The Company remitted $3.0 million in net proceeds from a private placement of newly issued units of ABE in August 2009 to PJC Capital to pay down a portion of our obligations under the promissory note. The promissory note was amended and restated in its entirety in August 2009 (the PJC Capital Note). The Note had an outstanding balance of $9.8 million at September 30, 2009, accrues interest at 10%, requires monthly payments totaling $50,000 and matures on October 1, 2012. The Company also received $3.1 million from additional units issued or subscribed for at

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009 that were remitted to PJC Capital in October 2009. These funds are classified as restricted cash at September 30, 2009. The PJC Capital Note also requires the Company to forward any future tax reimbursements from the Nebraska Tax Advantage Act as well as ABE Fairmont annual dividends to PJC Capital.

Subsequent to September 30, 2009, the Company received an additional $1.3 million from the issuance of additional units and remitted these funds to PJC Capital to pay down a portion of our obligation. In October 2009, the Company remitted $1.7 million of funds previously used to collateralize a letter of credit to PJC Capital. Following these remittances, the PJC Capital Note has a balance of $3.7 million.

5.	Member’s Equity and Subsequent Events

Private Offering

In October 2009, the Company completed a private offering in which it raised $7.4 million in net proceeds from the issuance of 5,164,218 units, of which, the Company received net proceeds of $4.7 million from the issuance of 3,333,333 units, to Hawkeye Energy Holdings, Inc. and $1.4 million from 971,003 units subscribed for by certain accredited investors prior to September 30, 2009. Subsequent to September 30, 2009, the Company received an additional $1.3 million in net proceeds from the issuance of 859,882 units.

Convertible Notes

In October 2008, the Company converted $25.9 million in subordinated convertible promissory notes plus accrued interest of $4.4 million into 2,750,000 units.

Restricted Unit Agreements

The Company entered into restricted unit agreements with two former officers under which the Company issued 90,850 units valued between $14.00 and $20.00 per unit, of which 14,463 units were subsequently forfeited. The Company recorded related compensation expense (benefit) net of recoveries from forfeitures of $(18,000), $504,000 and $1.4 million in the years ended September 30, 2009, 2008 and 2007, respectively and will not incur additional compensation expense related to these agreements.

Employment Agreements

The Company previously issued 70,000 restricted units to employees in connection with employment agreements of which 21,000 were subsequently forfeited. At September 30, 2009, the Company had a total of 17,000 unvested units issued. Each of the remaining awards vests as to 20% each year. The Company recorded related compensation expense (benefit) net of recoveries from forfeitures of $215,000, $131,000 and $60,000 in the years ended September 30, 2009,2008 and 2007, respectively, and expects to record an additional $99,000 of compensation expense over the next four years. Each employee has put rights to sell up to 40% of the units vesting to the Company for the then current market price to cover the related tax requirements of the individual officers. In the year ended September 30, 2009, two officers exercised their put rights for the total sale of 7,200 units at $2.55 per unit.

Warrants

In connection with the secured term note issued to PJC Capital in October 2007, the Company issued 450,000 warrants with an exercise price of $14.00 per unit and certain anti-dilution clauses. These warrants were immediately exercisable and expire in October 2012.

In connection with the PJC Capital Note, the Company cancelled the original warrants and issued 532,671 new warrants to purchase units of the Company. The new warrants have an exercise price of

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.50 per unit, expire in October 2014 and had a fair value at the date of grant of $489,000. The value of the warrants was recorded as a debt discount and will be amortized as interest expense over the term of the PJC Capital Note. The warrants contain certain anti-dilution clauses.

Investment by Hawkeye Energy Holding, LLC

In the event that the Company at any time prior to October 21, 2010 issue additional units for less than $1.50 per unit, the Company has agreed to issue Hawkeye such additional number of units as it would have purchased had their subscription price been for such lower offering price.

Board Representation and Voting Agreement

The Company, certain directors of the Company, South Dakota Wheat Growers Association, EIP and Hawkeye have each executed a voting agreement (the “Voting Agreement”). The Voting Agreement requires the parties to (a) nominate for election to the board two designees of Hawkeye, two designees of EIP and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote all units of the Company they beneficially own or otherwise control to elect each of the designees to the board, (d) not take any action that would result in the removal of any of the designees from the board or the increase in the size of the board to more than nine members, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. At December 29, 2009, the parties to the Voting Agreement hold in the aggregate approximately 51% of the outstanding units of the Company. In accordance with the provisions of the Voting Agreement, Hawkeye has nominated, and our members elected, Messrs. Nelson and Rastetter to our board of directors, and EIP has nominated, and our members elected, Mr. Brittenham, and subsequent to our annual member meeting in September 2009, EIP nominated, and our board voted to elect Mr. Neil Hwang to fill a vacant seat on our board. Mr. Peterson also serves on our board of directors in accordance with the terms of the Voting Agreement.

6.	Commitments and Contingencies

Lease Commitments

The Company leases various railcars, equipment and an office facility under operating lease agreements with the following approximate future minimum rental commitments for the years ended September 30 (in thousands):

	Minimum	Minimum
	Rental	Sublease	Net Rental
	Commitments	Income	Commitments

2010	$4,656	$359	$4,297
2011	4,129	420	3,709
2012	3,350	315	3,035
2013	196	—	196

	$12,331	$1,094	$11,237

The Company recognized rent expense related to the above leases of approximately $5.7 million, including an idle lease expense of approximately $917,000 for the year ended September 30, 2009. In the year ended September 30, 2008, the Company recognized rent expense of $2.3 million. In December 2009, the Company subleased 100 rail cars through June 2012 which has been reflected in the minimum sublease income amounts above.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Major Customers

ABE Fairmont and HGF currently have ethanol product off-take agreements with Gavilon pursuant to which they are required to sell their output of ethanol produced at the plants, less certain E-85 and local promotion retained product, at accepted bid prices per gallon less a commission. ABE Fairmont has notified Gavilon of its intent to terminate the agreement on December 31, 2009 with respect to ABE Fairmont. On August 28, 2009, ABE Fairmont entered into a new marketing agreement with Hawkeye Gold which will become effective on January 1, 2010. Hawkeye Gold is an affiliate of Hawkeye. The marketing agreement with Hawkeye Gold requires, among other things, (1) that ABE Fairmont must sell, and Hawkeye Gold must purchase, all of the denatured fuel grade ethanol produced by ABE Fairmont, (2) a purchase and sale of ethanol under the agreement must be in the form of either a direct fixed price purchase order, a direct index price purchase order, a terminal storage purchase order, or a transportation swap or similar transaction that is mutually acceptable to the parties, (3) that ABE Fairmont will pay any replacement or other costs incurred by Hawkeye Gold as a result of any failure to deliver by ABE Fairmont, and (4) that, with certain exceptions, ABE Fairmont will sell ethanol it produces exclusively to Hawkeye Gold. The initial term of the agreement is for two years, and provides for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 prior to the end of any term.

ABE Fairmont is currently self-marketing the distillers grains it produces. HGF is party to a co-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds markets the local sale of ethanol co-products produced at the South Dakota plants to third parties for an agreed upon commission.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	September 30,	September 30,
	2009	2008

Gavilon — Ethanol
Twelve month revenues	$289,139	$59,476
Receivable balance	8,480	4,570

Dakotaland — Distillers Grains
Net sales	$17,428	$8,157
Receivable balance	379	309

8.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains, with forward purchase and sale contracts to lock in future operating margins. In addition to entering into contracts to purchase 1,130,000 bushels of corn in which the basis was not locked, the Company had entered into the following fixed price forward contracts at September 30, 2009 (in thousands):

Commodity	Quantity	Amount	Period Covered

Corn	1,813 bushels	$6,190	December 2009
Ethanol	23,767 gallons	$35,091	December 2009
Distillers Grains	52 tons	$3,919	December 2009

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and, therefore are not marked to market in the Company’s financial statements. When forward contracts are not available at competitive rates, the Company may engage in hedging activities using exchange traded futures contracts, OTC futures options or OTC swap agreements. The Company had net unrealized losses of $1.2 million under these contracts at September 30, 2008 which are classified as derivative financial instruments on the balance sheet.

Changes in market price of ethanol related hedging activities are reflected in revenues and changes in market price of corn related items are reflected in cost of goods sold. The results of our hedging activities were as follows (in thousands):

	Year Ended
	September 30,	September 30,
	2009	2008

Ethanol related losses	$—	$(2,594)
Corn gains (losses)	(3,158)	(478)

9.	Employee Benefit Plan

The Company sponsors a 401(k) plan for eligible employees who are at least 21 years of age. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $264,000 and $276,000 to the plan in the years ended September 30, 2009 and 2008.

10.	Related Party Transactions

Corn purchases from directors

The Company purchased $525,000 of corn for the operation of our Nebraska plant from several of the Company’s directors and entities associated with the directors.

Grain Purchases from South Dakota Wheat Growers Association (“SDWG”).

The Company purchased $107.9 million, $131.3 million and $46.6 million of corn from SDWG in the years ended September 30, 2009, 2008 and 2007 pursuant to a grain origination agreement. SDWG owns 7.1% of the Company’s outstanding units.

Ethanol Agreement

In connection with the investment by Hawkeye Energy Holdings, LLC, the Company entered into an agreement with Hawkeye Gold to market ABE Fairmont’s ethanol at conditions that are customary in the industry.

11.	Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2009 and 2008:

Year Ended September 30, 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$98,854	$86,466	$85,457	$84,939
Gross profit	76	(320)	3,877	6,363
Net (loss)	(10,708)	(21,210)	(1,670)	(20,710)
Basic and diluted loss per common share	$(0.90)	$(1.68)	$(0.13)	$(1.52)

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended September 30, 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$52,762	$120,103	$117,745	$103,748
Gross profit (loss)	4,741	6,213	820	(6,899)
Net (loss)	(2,608)	(1,027)	(9,596)	(44,009)
Basic and diluted loss per common share	$(0.27)	$(0.10)	$(0.97)	$(4.46)

The assets and liabilities of HGF were previously reflected on the balance sheet as held for sale and the results of operations were shown in the Consolidated Statements of Operations as discontinued operations in the quarterly reports filed on Form 10-Q for the fiscal quarters ending March 31, 2009 and June 30, 2009, respectively. The results above were adjusted to include HGF’s results in our consolidated results based on the change in the intent underway with HGF’s lenders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officer serving as both our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of the officer serving as both our chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference is the information appearing under the headings “Election of Directors” and “Company Governance” in the Company’s proxy statement for the Company’s 2010 Annual Meeting of Members (the “2010 Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year ended September 30, 2009. See also Part I hereof under the heading “Item X. Executive Officers of the Registrant”.

There were no material changes to the procedures by which unitholders may recommend nominees to the board of directors since our last report.

Incorporated herein by reference is the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted this Code of Business Conduct and Ethics on the Advanced Bioenergy website at www.advancedbioenergy.com.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the heading “Executive Compensation” in the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Members and Management” in the 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the heading “Corporate Governance” in the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading “Ratification of the Independent Registered Public Accounting Firm” in the 2010 Proxy Statement.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements — An index to our financial statements is located above on page 42 of this report. The financial statements appear on page 49 through page 60 of this report.

(2) Exhibits — The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2009.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer, President,
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 29, 2009.

Name	Title

/s/ Richard R. Peterson Richard R. Peterson	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

* John E. Lovegrove	Director, Chairman

* Scott A. Brittenham	Director

* Neil S. Hwang	Director

* Joshua M. Nelson	Director

* Troy L. Otte	Director

* Bruce L. Rastetter	Director

* Thomas A. Ravencroft	Director

* Keith E. Spohn	Director

/s/ Richard R. Peterson Richard R. Peterson, as power of attorney, where designated by *

EXHIBIT INDEX

2.1	Partnership Interest Purchase Agreement with HGF Acquisition, LLC, Aventine Renewable Energy, Inc., Dakota Fuels, Inc., South Dakota Wheat Growers Association, Heartland Producers, LLC, and Heartland Grain Fuels, L.P. dated as of November 7, 2006	Incorporated by reference(1)
2.2	Partnership Interest and Stock Purchase Agreement with HGF Acquisition, LLC, Heartland Grain Fuels, L.P, Heartland Producers, LLC, South Dakota Wheat Growers Association and Dakota Fuels, Inc. dated as of November 7, 2006	Incorporated by reference(2)
3.1	Certificate of Formation	Incorporated by reference(3)
3.2	Third Amendment and Restated Operating Agreement of the Company dated as of February 1, 2006 as amended September 18, 2009	Incorporated by reference(4)
4.1	Form of Certificate of Membership Units	Incorporated by reference(5)
4.3	Amended and Restated Secured Term Loan Note issued to PJC Capital, LLC dated August 28, 2009	Incorporated by reference(6)
4.4	Warrant to Purchase Units of Advanced BioEnergy, LLC dated August 28, 2009	Incorporated by reference(7)
4.5	Voting Agreement among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC Ethanol Investment Partners, LLC South Dakota Wheat Growers Association, a South Dakota cooperative, and certain directors of the Company dated as of August 28, 2009. Registration Rights Agreement between Advanced BioEnergy, LLC and Hawkeye Energy Holdings, LLC dated as of August 28, 2009	Incorporated by reference(8)
4.6	Registration Rights Agreement between Advanced BioEnergy, LLC, and Hawkeye Energy Holdings, LLC dated as of August 28, 2009	Incorporated by reference(9)
4.7	Second Amendment to Investor Rights Agreement between Advanced BioEnergy LLC and South Dakota Wheat Growers Association dated as of August 28, 2009	Incorporated by reference(10)
4.8	First Amendment to Registration Rights Agreement between Advanced BioEnergy, LLC and Ethanol Investment Partners dated as of August 28, 2009	Incorporated by reference(11)
10.1	Promissory Note (Operating Loan) and Loan Agreement with Farm Credit Services of America, PCA dated February 13, 2006	Incorporated by reference(12)
10.2	Master Loan Agreement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(13)
10.3	Amendment to Master Loan Agreement with Farm Credit Services of America, FLCA dated April 11, 2006	Incorporated by reference(14)
10.4	Statused Revolving Credit Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(15)
10.5	Construction and Revolving Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(16)
10.6	Construction and Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(17)
10.7	Loan and Trust Agreement with the County of Fillmore, State of Nebraska and Wells Fargo N.A. dated April 1, 2006	Incorporated by reference(18)
10.8	Promissory Note issued to the County of Fillmore, State of Nebraska dated April 27, 2006	Incorporated by reference(19)
10.9	Subordinate Deed of Trust and Construction Security Agreement with Wells Fargo Bank dated April 27, 2006	Incorporated by reference(20)
10.10	ICM License Agreement with ICM, Inc. dated March 13, 2006	Incorporated by reference(21)
10.11	Contract for Electric Service with Perennial Public Power District dated April 25, 2006	Incorporated by reference(22)

10.12	Employment Agreement with Revis L. Stephenson III dated April 7, 2006+	Incorporated by reference(23)
10.13	Project Development Fee Agreement with Robert W. Holmes and Revis L. Stephenson III dated May 19, 2005	Incorporated by reference(24)
10.14	Letter Agreement with Oppenheimer & Co. Inc. dated November 22, 2005	Incorporated by reference(25)
10.15	Agreement between Heartland Grain Fuels, LP and ICM, Inc. dated July 14, 2006	Incorporated by reference(26)
10.16	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006	Incorporated by reference(27)
10.17	Amended and Restated Employment Agreement with Richard Peterson dated December 11, 2007+	Incorporated by reference(28)
10.18	Restricted Unit Agreement with Stephenson Holdings, Inc. dated November 7, 2006+	Incorporated by reference(29)
10.19	South Dakota Grain Fuels, L.P. Agreement of Limited Partnership dated August 27, 1991	Incorporated by reference(30)
10.20	Amendment to the Agreement of Limited Partnership of Heartland Grain Fuels, L.P. dated November 8, 2006	Incorporated by reference(31)
10.21	Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by reference(32)
10.22	Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(33)
10.23	Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(34)
10.24	Amendment to the Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(35)
10.25	Amendment to the Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(36)
10.26	Administrative Agency Agreement among Farm Credit Services of America, FLCA, CoBank, ACB and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by reference(37)
10.27	By-Product Marketing Agreement between Heartland Grain Fuels L.P. and Dakotaland Feeds, LLC dated February 1, 2001*	Incorporated by reference(38)
10.28	Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006*	Incorporated by reference(39)
10.29	Amendment to Grain Origination Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association	Incorporated by reference(40)
10.30	Lump Sum Design-Build Agreement between ABE Northfield, LLC and Fagen, Inc. dated February 7, 2007, as amended*	Incorporated by reference(41)
10.31	Form of Change of Control Agreement dated July , 2007 between Advanced BioEnergy, LLC and each of Revis L. Stephenson III and Richard Peterson+	Incorporated by reference(42)
10.32	Restricted Unit Agreement dated July 31, 2007 between Advanced BioEnergy, LLC and Peterson Holdings, Inc.+	Incorporated by reference(43)

10.33	Amended and Restated Employment Agreement with Perry C. Johnston dated December 11, 2007+	Incorporated by reference(44)
10.34	Registration Rights Agreement with Ethanol Investment Partners, LLC dated June 25, 2007+	Incorporated by reference(45)
10.35	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006, as amended	Incorporated by reference(46)
10.36	Advanced BioEnergy, LLC Promissory Note dated October 5, 2007	Incorporated by reference(47)
10.37	Senior Credit Agreement dated as of October 1, 2007 among Heartland Grain Fuels, L.P., the lenders referred to therein and WestLB AG, New York Branch, as Administrative Agent, Collateral Agent, Issuing Bank, Lead Arranger, Sole Bookrunner and Syndication Agent	Incorporated by reference(48)
10.38	Accounts Agreement dated as of October 1, 2007 among Heartland Grain Fuels, L.P., Amarillo National Bank, as the Accounts Bank and Securities Intermediary, WestLB AG, New York Branch, as Administrative Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Trustee of the Brown County, South Dakota Subordinate Solid Waste Facilities Revenue Bonds (Heartland Grain Fuels, L.P. Ethanol Plant Project) Series 2008A, as the Second Lien Agent for the Second Lien Claimholders	Incorporated by reference(49)
10.39	Bond Trust Indenture dated as of October 1, 2007 between Brown County, South Dakota and Wells Fargo Bank, National Association as Bond Trustee	Incorporated by reference(50)
10.40	Loan Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and Brown County, South Dakota	Incorporated by reference(51)
10.41	Membership Interest Pledge Agreement dated as of October 17, 2007 entered into by Advanced BioEnergy, LLC in favor of PJC Capital, LLC	Incorporated by reference(52)
10.42	Amendment to the Master Loan Agreement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(53)
10.43	Statused Revolving Credit Supplement to the Master Loan Agreement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(54)
10.44	Amendment to the Statused Revolving Credit Supplement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(55)
10.45	Amendment to the Construction and Term Loan Supplement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(56)
10.46	Change of Control Agreement between Advanced BioEnergy, LLC and William Paulson+	Incorporated by reference(57)
10.47	Restricted Unit Agreement dated December 27, 2007 between Advanced BioEnergy, LLC and Perry Johnston+	Incorporated by reference(58)
10.48	Master Amendment and Waiver Agreement to the Senior Credit Agreement between Heartland Grain Fuels, LP and the lenders referred to therin and WestLB AG, New York Branch, as Administrative Agent, Collateral Agent, Issuing Bank, Lead Arranger, sole Bookrunner and Syndication Agent	Incorporated by reference(59)
10.49	Ethanol Product Off-Take Agreement by and among Heartland Grain Fuels, LP and Conagra Trade Group, Inc.*	Incorporated by reference(60)
10.50	Settlement Agreement and Release between Advanced BioEnergy, LLC, certain ABE Parties described therein, Ethanol Investment Partners, LLC and Clean Energy Capital, LLC	Incorporated by reference(61)

10.51	Amendment to the Master Loan Agreement effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(62)
10.52	Statused Revolving Credit Supplement effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(63)
10.53	Revolving Credit Supplement, Letters of Credit effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(64)
10.54	Construction and Revolving Term Loan Supplement effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(65)
10.55	Construction and Term Loan Supplement effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(66)
10.56	Forbearance Agreement effective February 2, 2009 between Heartland Grain Fuels, LP and WestLB as Administrative Agent for the Lenders	Incorporated by reference(67)
10.57	Forbearance Agreement effective June 1, 2009, between Advanced Bioenergy, LLC and PJC Capital LLC	Incorporated by reference(68)
10.58	Amendment to the Master Loan Agreement effective as of May 12, 2009 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(69)
10.59	Amendment to the Construction and Term Loan Supplement effective as of May 12, 2009 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(70)
10.60	Subscription Agreement dated as of August 21, 2009 between Advanced BioEnergy, LLC and Hawkeye Holding, LLC	Incorporated by reference(71)
10.61	Side Letter dated as of August 21, 2009 executed by Advanced BioEnergy, LLC in favor of Hawkeye Energy Holdings, LLC	Incorporated by reference(72)
10.62	Exclusive Ethanol Marketing Agreement by and among Hawkeye Gold, LLC and ABE Fairmont, LLC dated as of August 28, 2009	Incorporated by reference(73)
17.1	Correspondence from Revis L. Stephenson III to the Board of Directors of the Company, dated September 18, 2009	Incorporated by reference(74)
21	List of Subsidiaries of the Registrant	Filed herewith
24	Powers of Attorney	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed herewith
32	Section 1350 Certifications	Filed herewith

*	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.

+	Management compensatory plan/arrangement.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(2)	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(3)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 24, 2009 (File No. 000-52421).

(5)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(6)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(7)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(8)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(9)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(10)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(11)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(12)	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(13)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(14)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(15)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(16)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(17)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(18)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2 filed on September 13, 2006 (File No. 333-137299).

(19)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(20)	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(21)	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(22)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(23)	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(24)	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(25)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(26)	Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed on February 10, 2006 (File No. 333-125335).

(27)	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB, filed on December 29, 2006 (File No. 333-125335).

(28)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(29)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2007 (File No. 000-52421).

(30)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2006 (File No. 333-125335).

(31)	Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).

(32)	Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).

(33)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(34)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(35)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(36)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(37)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(38)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(39)	Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299).

(40)	Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299).

(41)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(42)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(43)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2007 (File No. 000-52421).

(44)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2007 (File No. 000-52421).

(45)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2007 (File No. 000-52421).

(46)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(47)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(48)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2007 (File No. 000-52421).

(49)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(50)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(51)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(52)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(53)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(54)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(55)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(56)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(57)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(58)	Incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-KSB, filed on December 31, 2007 (File No. 000-52421).

(59)	Incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-KSB, filed on December 31, 2007 (File No. 000-52421).

(60)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 12, 2008 (File No. 000-52421).

(61)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2008 (File No. 000-52421).

(62)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 000-52421).

(63)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(64)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(65)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(66)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(67)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(68)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009 (File No. 000-52421).

(69)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2009 (File No. 000-52421).

(70)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2009 (File No. 000-52421).

(71)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2009 (File No. 000-52421).

(72)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009 (File No. 000-52421).

(73)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009 (File No. 000-52421).

(74)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(75)	Incorporated herein by reference to Exhibit 17.1 to the Registrant’s Current Report on Form 8-K, filed on September 24, 2009 (File No. 000-52421).