Form 10-K/A
period 2009-09-30
Advanced BioEnergy, LLC
filed 2010-01-28
CIK 1325740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Amendment No. 1 on
Form 10-K/A
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
     As of January 28, 2010, the number of outstanding units was 17,814,180.

EXPLANATORY NOTE
          Advanced BioEnergy, LLC is filing this Amendment No. 1 on Form 10-K/A in order to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (which was filed on December 29, 2009) to set forth the information required by Items 10, 11, 12, 13 and 14 under Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by our original Form 10-K filing. This Form 10-K/A amends Part III and Part IV of our original Form 10-K filing only, and all other portions of our original Form 10-K filing remain in effect and have not been updated to reflect the events and developments since the original December 29, 2009 filing date.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     Our operating agreement provides that the board of directors shall be fixed at nine directors, divided into three groups. Our current board of directors as of January 28, 2010 is comprised of the following:

			Director
Name	Age	Position	Since
Group II — term expiring in 2010:
Troy L. Otte	42	Director	2005
Keith E. Spohn	61	Director	2005
Richard R. Peterson	44	Director	2009
Group III — term expiring in 2011:
Neil S. Hwang	31	Director	2009
Thomas A. Ravencroft	73	Director	2008
John E. Lovegrove	55	Chairman and Director	2005
Group I — term expiring in 2012:
Scott A. Brittenham	51	Director	2008
Joshua M. Nelson	37	Director	2009
Bruce L. Rastetter	53	Director	2009
     The following is a brief description of the business experience and background of our directors.
     Troy L. Otte has been involved in a family-owned farm in the Fillmore County, Nebraska area since 1990. The current operation consists of 1,600 acres of corn, soybeans and wheat, with both irrigated and dry land acres.
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
     Keith E. Spohn has been an active farmer for the past 40 years in the Friend, Nebraska area. He is currently farming with his son. His farming operations include 5,000 acres of corn, soybeans and seed corn.
     Scott A. Brittenham co-founded and has served as president and chief executive officer of Clean Energy Capital, LLC, formerly Ethanol Capital Management, LLC, the largest fund manager for ethanol investments in the United States, since 2003. From 1999 through 2003, Mr. Brittenham served as the president and Chief Executive Officer of Fidelity Mortgage Inc. and from 1995 through 1999, Mr. Brittenham served as the president and a director of Brittenham Investment Management. As disclosed in our Form 10-K for the fiscal year ended September 30, 2009 filed on December 29, 2009, the Company and certain other parties are parties to the Voting Agreement, which, among other things, requires the parties thereto to nominate, recommend and vote for election to the board two designees of Hawkeye Energy Holdings, LLC (“Hawkeye”), two designees of Ethanol Investment Partners, LLC (“EIP”) and the Chief Executive Officer of the Company. Pursuant to the Voting Agreement, Mr. Brittenham was elected as a designee of EIP. Mr. Brittenham also serves on the board of directors of Highwater Ethanol, LLC.
     Joshua M. Nelson is a Managing Director at Thomas H. Lee Partners, L.P., a private equity firm based in Boston, Massachusetts where he has worked since 2003. Prior to this, he worked at JPMorgan Partners, the private equity affiliate of JPMorgan Chase.

Mr. Nelson has been a director of Hawkeye since 2006. On December 21, 2009, Hawkeye Renewables, LLC, a subsidiary of Hawkeye, filed for reorganization under chapter 11 of the U.S. Bankruptcy Code in Delaware. Pursuant to the Voting Agreement, Mr. Nelson was elected as a designee of Hawkeye.
     Bruce L. Rastetter is currently the Chief Executive Officer of Hawkeye Renewables, LLC, an Iowa-based renewable energy company where he has worked since 2003. Mr. Rastetter is also the Chief Executive Officer of Hawkeye and Hawkeye Gold, LLC. Prior to these positions, Mr. Rastetter founded Heartland Pork Enterprises, Inc. in 1994, and was the Chief Executive Officer of that company until 2004. Mr. Rastetter also owns a farming operation headquartered in northern Iowa called Summit Farms. On December 21, 2009, Hawkeye Renewables, LLC, a subsidiary of Hawkeye, filed for reorganization under chapter 11 of the U.S. Bankruptcy Code in Delaware. Pursuant to the Voting Agreement, Mr. Rastetter was elected as a designee of Hawkeye.
     Neil S. Hwang is currently the Chief Financial and Compliance Officer of Clean Energy Capital, LLC, formerly Ethanol Capital Management, LLC, the largest fund manager for ethanol investments in the United States, where he has worked since August 2009. Mr. Hwang was a senior analyst for Caliburn Partnership, an affiliate of Greenhill & Co., an independent investment bank in Australia and New Zealand from July 2008 to June 2009, and an associate for Booz Allen Hamilton (now Booz & Company), a management consulting firm, from August 2007 to June 2008. Prior to this, Mr. Hwang was a graduate student at MIT Sloan School of Management and Harvard University Kennedy School of Government, where he earned MBA and MPA degrees in 2007. Pursuant to the Voting Agreement and an Agency Agreement, dated November 2, 2009, between Clean Energy Capital, LLC and Mr. Hwang, Mr. Hwang was appointed to the board of directors of the Company.
     Thomas A. Ravencroft spent 40 years with Dean Foods Co., Inc. (“Dean Foods”) from 1954 until his retirement in August 2000. He became an officer of Dean Foods in 1970 and served as vice president, corporate planning until 1990. From 1990 until 1995, he served as a senior vice president. From 1995 until his retirement, he served as president of Dean Foods’ dairy division. He served on the Dean Foods board of directors from 1979 until August 2000.
     John E. Lovegrove has served as chairman since October 2008, and has been a life-long farmer in Fillmore County, Nebraska. He operates a family farm along with two brothers consisting of 8,000 acres of irrigated corn, soybeans and Pioneer Hy-Brid International seed corn.
Executive Officers
          See also Part I in our Form 10-K for the fiscal year ending September 30, 2009 filed on December 29, 2009 under the heading “Item X. Executive Officers of the Registrant”.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act requires our directors, officers and 10% or greater unitholders to file initial reports of share ownership and reports of changes in share ownership with the SEC. Our directors and officers are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
     Based solely on a review of the copies of such forms furnished to us and written representations from our directors and officers, all Section 16(a) filing requirements were met for fiscal 2009, except that Mr. Brittenham failed to timely file a Form 4 reporting his ownership change upon EIP’s acquisition of units, Mr. Rastetter failed to timely file a Form 4 reporting his ownership change upon Hawkeye’s acquisition units and Mr. Ravencroft failed to timely file a Form 3 reporting his ownership interest upon becoming a director.
Audit Committee
     We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee consists of Messrs. Brittenham, Ravencroft and Hwang. Mr. Cerny served on the audit committee until his resignation in August 2009. Mr. Hwang was named to the audit committee in November 2009. The audit committee’s function is one of oversight and, in that regard, the audit committee meets with our management and independent registered accounting firm to review and discuss our financial reporting and our controls respecting accounting. The board has determined that Messrs. Brittenham, Hwang and Ravencroft are audit committee financial experts as that term is defined in Item 407(d)(5) of Regulation S-K, and Messrs. Ravencroft and Hwang are independent as independence is defined for audit committee members in the rules of the NASDAQ Stock Market.
Code of Ethics
     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted this Code of Business Conduct and Ethics on the Advanced Bioenergy website at www.advancedbioenergy.com.

Recommendations of Nominees to Board of Directors
     There were no material changes to the procedures by which unitholders may recommend nominees to the board of directors since our last report.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     This section discusses the principal elements of compensation paid to our named executive officers for 2009 and the compensation philosophy and objectives of our compensation program. We refer to the individual who served as our principal executive officer and principal financial officer during 2009, as well as the other individuals included in the “Summary Compensation Table” below as the “named executive officers.” Two of our named executive officers are no longer with the company. The employment of Revis L. Stephenson, our former Chief Executive Officer, and Perry C. Johnston, our former Vice President, General Counsel and Secretary, ended in 2009. Because Richard R. Peterson is expected to be our only named executive officer in 2010, the following discussion about our compensation objectives for the next fiscal year applies only to Mr. Peterson and any other individual who may be listed in the Summary Compensation Table for 2010.
     Our compensation committee is responsible for discharging the board’s responsibilities relating to compensation of the Company’s executives, including the named executive officers. Our compensation committee has the authority to retain compensation consultants to assist it in the evaluation of compensation. In the past, our compensation committee has retained the Stanton Group to provide recommendations regarding the compensation of our executives. In particular, the Stanton Group has provided the compensation committee with certain benchmarking information and provided modeling information for short and long-term incentive plans. Our compensation committee also has the responsibility for monitoring adherence with our compensation philosophy further described below and ensuring that the total compensation paid to our executive officers is transparent, fair, reasonable and competitive.
     In 2009, decisions regarding the compensation of our named executive officers were made by our board, upon the recommendation of our compensation committee in consultation with our current Chief Executive Officer, Mr. Peterson. For 2010, decisions regarding the compensation of Mr. Peterson, currently our only named executive officer, were made by our board upon the recommendation of our compensation committee.
Compensation Philosophy and Objectives
     Our compensation philosophy embodies the following principles:
•	the compensation program should retain management to foster continuity in our operations;

•	the compensation program should align the interests of our management with those of our members; and

•	the compensation program should reward management for outstanding business results.
     In structuring a compensation program that will implement these principles, we have developed the following objectives for our executive compensation program:
•	overall compensation levels must be sufficiently competitive to retain executives; and

•	a portion of total compensation should be contingent on, and variable with, achievement of personal and company performance goals.
Compensation Elements
     For 2009, the principal components of our compensation for our named executive officers included:
•	base salary;

•	cash bonuses;

•	equity compensation; and

•	perquisites and other personal benefits.

     We expect that the principal components of compensation for Mr. Peterson and any other named executive officer in 2010 will be comprised of the same principal components. These components have typically been included in the employment agreements for each named executive officer, as well as in company policies. As discussed above, all of the employment agreements with our named executive officers have now terminated, except the employment agreement with Mr. Peterson. The key terms of Mr. Peterson’s employment agreement are further described in narrative text following the Summary Compensation Table below. In addition to employment agreements, we have also entered into certain restricted unit agreements and change of control agreements with our named executive officers, including Mr. Peterson, which are further described below under “Equity Compensation” and in the narrative text following the Summary Compensation Table.
Base Salary
     Base salary is targeted to provide our named executive officers with a fixed base amount of compensation for services rendered during the year. We believe this is consistent with competitive practices and will help assure we retain qualified leadership in those positions in light of salary norms in our industry and the general marketplace. Base salary for our named executive officers has been included in our employment agreements. The amounts of base salary contained in those employment agreements were determined for each executive based on his position and responsibility by using market data obtained by the Stanton Group. After receiving the information from the Stanton Group with respect to base salary for comparable companies, our compensation committee targeted salaries for our named executive officers at the lower end of the median range for comparable companies. While it has been difficult for the compensation committee to gather information for comparable companies on an on-going basis, the compensation committee periodically reviews base compensation in connection with execution and renegotiation of employment agreements with executives to ensure that a competitive position is maintained.
Cash Bonuses
     The compensation committee has used, and expects to continue to use, cash bonuses to focus our management on achieving key company financial objectives, to motivate certain desired individual behaviors and goals and to reward substantial achievement of these company financial objectives and individual behaviors and goals.
     The compensation committee believes that as a growth company, we should reward achievement of both personal performance objectives and company financial objectives, such as gallons of ethanol sold and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The employment agreements with our named executive officers have traditionally included a provision that makes the executives eligible for an annual bonus in an amount up to 25% of the executive’s base salary during a fiscal year, based upon criteria established by the board or any committee of the board. In addition, certain other company employees also participate in the company’s corporate bonus plan. For 2009 and 2010, the compensation committee used a formula for its corporate bonus plan based on the following three criteria: (1) EBITDA targets per gallon of ethanol sold (25%), (2) gallons of ethanol produced (25%) and (3) personal performance objectives (50%).
     For 2009, the EBITDA financial target was calculated on a consolidated plant basis for the company’s facility in Nebraska and corporate office operations and measured by EBITDA per gallon of ethanol sold. In order to receive a minimum payout based on EBITDA, EBITDA had to be equal to or greater than $.12 per gallon and to receive a maximum payout, EBITDA had to be equal to or greater than $.18 per gallon. The payout was increased by 12% increments for every $.01 improvement in EBITDA per gallon for results between the minimum and maximum. In order to receive a minimum payout based on gallons of 200 proof ethanol produced, gallons of ethanol produced at the Nebraska plant had to be equal to or greater than 95.2 million gallons and to receive a maximum payout, gallons of 200 proof ethanol produced had to be at least 103 million gallons. The targets for gallons produced were subject to adjustments for planned production in slowdowns or planned plant shutdowns due to economic reasons or any act of God causing a disruption in production (but not repairs, maintenance, warranty issues or other similar occurrences). The payout based on ethanol production increased in 1% increments for every 103,466 gallons produced over the minimum up to the maximum. For 2009, the personal performance objectives included three or four goals or expectations, approved by the compensation committee in the case of named executive officers and by the company’s executive officers in the case of other employees. In 2009, the maximum gallons of 200 proof production target was met and the Company met the minimum EBITDA target. In 2009, Mr. Peterson and Mr. Johnston received cash bonuses based on this formula in the amount detailed in the Summary Compensation Table below.
     For 2010, the compensation committee modified the financial targets to reflect the ethanol industry’s continued capacity surplus and the narrow margins in the ethanol industry created by commodity movements. The financial targets for 2010 also reflect that the company expects that its production facilities in Aberdeen and Huron, South Dakota operated by its subsidiary, Heartland Grain Fuels, LP (“HGF”) will not be transferred to HGF’s senior lenders, and that the company now intends to pursue with HGF’s senior lenders, as well as the subordinated revenue bond holders, a restructuring of the current lending arrangements for HGF that may permit the company to maintain a significant portion of its ownership of those facilities. Therefore, the financial targets for 2010 will be based on the financial results of the company’s Fairmont, Nebraska plant, as well as its plants in Huron and Aberdeen, South Dakota. In order to receive a minimum payout based on EBITDA in 2010, EBITDA has to be equal to or greater than $.16 per gallon and to receive a maximum payout, EBITDA has to be equal to or greater than $.25 per gallon. The payout based on EBITDA will be calculated on a pro-rata basis for performance between the minimum and the maximum. In order to receive a minimum payout based on gallons of ethanol produced, gallons of 200 proof ethanol produced at the Fairmont plant has to be equal to or greater than 100 million gallons and to receive a maximum payout, gallons of 200 proof ethanol produced has to be 114.3 million gallons. The targets for gallons produced are also subject to certain adjustments as described above. The payout based on ethanol production will be calculated on a pro-rata basis for performance between the minimum and the maximum. In 2010, Mr. Peterson as well as certain other employees will be eligible for a cash bonus.

     In the past, the compensation committee has also approved retention bonus opportunities for certain named executive officers that are in excess of the bonus opportunities provided in their respective employment agreements. The compensation committee believes that the use of retention bonuses is a useful tool in retaining management to provide the company with continuity.
Equity Compensation
     From time to time, the board of directors, upon the recommendation of the compensation committee, has granted our named executive officers equity awards that vest over time through restricted unit agreements. Like the strategic bonuses described above, the compensation committee believes that such equity awards encourage our named executive officers to increase their ownership stake in the company and focus on the long-term performance of the company. These restricted unit awards have included put rights, which provide the named executive officer the right to sell back up to 40% of the vested units to our company at the then-current fair market value of the membership units to cover the related tax requirements of the individual officers. The compensation committee believes that such put provisions are appropriate since sale of our units is highly restricted under our company’s operating agreement. On July 31, 2007, Peterson Holdings, Inc. was awarded 15,000 units pursuant to a restricted unit agreement. This award vests in equal yearly installments over a period of five years. Certain former officers also received grants of restricted units as further described below under the heading “Restricted Unit Grants,” but any restricted units held that had not vested upon their termination of employment were forfeited. The units held by Mr. Johnston vested immediately upon his termination.
     We have also entered into change of control agreements with certain named executives officers of the company which provide executives with the right to receive units of the company upon their termination without cause after change of control. A change of control is defined in these agreements as (1) the acquisition by any individual, entity or group of beneficial ownership of 30% or more of our membership units, (2) certain changes in the composition of our board, (3) consummation of a reorganization, merger, consolidation or statutory exchange of our membership units, (4) consummation of a sale or other disposition of all or a substantial portion of our assets or (5) in some agreements, approval by our unit holders of a complete liquidation or dissolution of our company. Currently, the only named executive officer with such an agreement is Mr. Peterson. Mr. Peterson’s change in control agreement entitles him to receive 14,000 units upon his termination without cause after a change in control. The compensation committee believes that such an agreement is appropriate in the event of such a transaction given the need for the company’s chief executive officer to be focused on closing a potential transaction that may result in a change of control if it is in the best interests of our members. Additional information about potential payouts to Mr. Peterson under this agreement is provided under the heading “Payments upon Resignation, Retirement or Other Termination” below.
Perquisites and Other Personal Benefits
     We provide named executive officers with perquisites and other personal benefits that the compensation committee believes are reasonable and consistent with our overall compensation program. We believe that such perquisites better enable us to attract and retain superior employees for key positions and are consistent with the Company’s employment agreements. The compensation committee believes that the benefits provided to Mr. Peterson, which primarily consists of the use of a company-owned vehicle, are consistent with market practices and necessary for him to effectively serve as the chief executive officer of the Company.
Accounting and Tax Treatment
     We account for equity compensation paid to our employees under the rules of SFAS No. 123R, which requires us to estimate and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is earned. We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them.
     The compensation committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We currently intend that all cash compensation paid will be tax deductible.
Compensation Committee Report
     The compensation committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on that review and discussion, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A and in the Company’s proxy statement for the 2010 Regular Meeting of Members.

Respectfully submitted,
Compensation Committee
TROY L. OTTE
JOSHUA M. NELSON
THOMAS A. RAVENCROFT
Summary Compensation Table
     The following table shows, for our Chief Executive Officer, President and Chief Financial Officer, former Chairman and Chief Executive Officer and former Vice President and Legal Counsel, together referred to as our named executive officers, information concerning compensation earned for services in all capacities for the fiscal years ended September 30, 2009, September 30, 2008 and September 30, 2007:

				Unit	Non-Equity	All Other
Name and Principal			Bonus	Awards	Incentive Plan	Compensation
Position	Year	Salary ($)	($)(5)	($)(1)	Compensation ($)(6)	($)		Total ($)
Richard R. Peterson	2009	272,334	35,547	42,000	64,453	34,076	(2)	448,410
Chief Executive Officer,	2008	200,000	—	84,000	31,750	23,308	(2)	339,058
President and Chief Financial Officer	2007	154,807	152,500	—	—	19,805	(2)	327,112

Revis L. Stephenson III	2009	124,948	—	11,667	—	9,990	(3)	146,605
Chairman and Chief	2008	300,000	—	462,537	10,125	42,818	(3)	815,480
Executive Officer	2007	300,000	150,000	1,202,274	—	23,327	(3)	1,675,601

Perry C. Johnston	2009	115,385	—	168,000	25,391	82,692	(4)	391,468
Vice President and Legal Counsel	2008	200,000	—	42,000	31,750	8,077	(4)	281,827
	2007	15,384	—	—	—	125,000	(4)	140,384

(1)	Values expressed represent the actual compensation expense recognized by our company for financial reporting purposes in each fiscal year ended September 30. We calculated these amounts in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, based on the grant date fair value of the awards utilizing the assumptions set forth in Notes 1 and 5 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ending September 30, 2009 filed on December 29, 2009. The expressed values exclude any monetary amount received for the sale of related units to the company through exercising put options.

(2)	The 2009 amounts consist of $20,063 for the portion of the lease, fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle and $14,013 in company contributions to the 401(k) plan. The 2008 amounts consist of $11,943 for the portion of the lease, fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle and $11,365 in company contributions to the 401(k) plan. The 2007 amounts consist of $14,083 for the portion of the lease, fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle and $5,722 in company contributions to the 401(k) plan. Mr. Peterson was hired in fiscal year 2007 and was Vice President of Accounting and Finance and Chief Financial Officer for fiscal years 2007 and 2008. Mr. Peterson was named Chief Executive Officer in October 2008.

(3)	The 2009 amounts consist of $7,765 for the portion of the lease, fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle and $2,225 for reimbursement of expenses for tax planning and tax return preparation. The 2008 amounts consist of $12,830 for the portion of the lease, fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle, $11,731 in company contributions to the 401(k) plan, $1,925 in reimbursement of expenses for tax planning and tax return preparation and $16,332 in reimbursement of penalties and interest incurred for prior year tax returns due to Form 1099’s not being prepared timely by the Company. The 2007 amounts consist of $10,795 for the portion of the lease, fuel, insurance and maintenance expenses cost for personal use of a company-owned vehicle, $9,807 in company contributions to the 401(k) plan, and $2,725 in reimbursement of expenses for tax planning and tax return preparation. The Company terminated Mr. Stephenson’s employment on January 20, 2009.

(4)	The 2009 amounts consist of $69,231 in severance payments, $8,725 for unused vacation at the time of his termination without cause and $4,736 in Company contributions to the 401(k) Plan. The 2008 amounts consist of $8,077 in company contributions to the 401(k) plan. The 2007 amounts consist of a $125,000 moving allowance. Mr. Johnston was hired on August 8, 2007. The Company terminated Mr. Johnston’s employment without cause on April 17, 2009.

(5)	Amounts consist of bonuses earned under employment agreements and other discretionary bonuses separately approved by the board of directors.

(6)	Amounts consist of bonuses earned under the corporate bonus plan.
Grants of Plan-Based Awards in 2009
     The following table sets forth each grant of an award made to a named executive officer during the year ended September 30, 2009.

		Estimated Future Payouts Under Non-Equity
		Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)(2)	Target ($)(3)	Maximum ($)(4)
Richard R. Peterson	June 17, 2009	8,594	21,482	68,750
Perry C. Johnston	June 17, 2009	6,250	15,625	50,000

(1)	The actual payouts received are reflected in the “non-equity incentive plan compensation” column of the Summary Compensation Table for 2009. The payments of the non-equity incentive plan compensation for 2009 were made in December 2009.

(2)	The 2009 corporate bonus plan was comprised of company financial targets (50%) and personal performance objectives (50%). The threshold payouts were based on meeting one of four personal performance objectives, representing 25% of the possible 50% payout for personal performance objectives, or one of the 2 minimum financial targets, representing 12.5% of the possible 25% for each financial target. This would be the minimum amount payable for a certain level of performance.

(3)	The target payouts were based on the company meeting the minimum EBITDA target of $.12 per gallon of ethanol and a minimum of 95.2 million gallons of 200 proof ethanol produced and a named executive officer meeting one of four personal performance objectives.

(4)	The maximum payouts are determined in the employment agreements for each named executive officer as further described below.
Employment Agreements with Named Executive Officers
     Richard R. Peterson. On December 11, 2007, we entered into an amended and restated employment agreement with Mr. Peterson. The agreement calls for Mr. Peterson to receive (i) an annual base salary of $200,000; (ii) the right to participate in all employee benefit plans and programs of our company; (iii) use of an automobile while employed by our company; (iv) three weeks annually of paid vacation time off in accordance with our normal policies; (v) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses; and (vi) an annual cash performance bonus of up to 25% of his base salary based on achievement of certain criteria established by our compensation committee. The agreement was amended in December 2008 to among other things give Mr. Peterson a $75,000 increase in annual salary retroactive to October 16, 2008.
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
     If Mr. Peterson’s employment is terminated by our company without “cause” or by Mr. Peterson for “good reason,” Mr. Peterson shall receive certain severance payments and benefits, including (a) an amount equal to 52 weeks of Mr. Peterson’s weekly base salary at the time of termination of employment, paid in installments in accordance with our regular payroll practices; (b) a payment equal to the pro rata portion of any annual cash performance bonus that would have been payable to Mr. Peterson during the fiscal year in which the termination occurs; and (c) health, dental, disability and life insurance benefits for Mr. Peterson and his dependents for a 12-month period, to the extent that such benefits were in effect at termination, unless Mr. Peterson obtains such coverage through any other employer. In addition, if Mr. Peterson’s employment terminates for the reasons described above in connection with or within two years after a change in control, he will receive an additional 52 weeks of base salary. Mr. Peterson has agreed that the existence of the Voting Agreement or the exercise of rights thereunder does not constitute a change of control. Upon termination, Mr. Peterson shall promptly deliver to us any and all company records and property in his possession or under his control.
     Revis L. Stephenson III. Pursuant to Mr. Stephenson’s employment agreement, his employment commenced on April 7, 2006 and ended on January 20, 2009, when his employment was terminated. In June 2009, Mr. Stephenson filed a demand for arbitration with the American Arbitration Association alleging that the Company breached its employment agreement with Mr. Stephenson when his employment was terminated in January 2009. Mr. Stephenson is seeking additional compensation, including but not limited to, two years of compensation and benefits.

     The agreement called for Mr. Stephenson to receive (i) an annual base salary of $300,000; (ii) an annual cash performance bonus (of up to $50,000 through fiscal 2007 and 25% of his base salary beginning in fiscal 2008) based on achievement of certain criteria established by our compensation committee; (iii) a strategic bonus, payable in units, based on additional production of ethanol by our company; (iv) the right to participate in all employee benefit plans and programs of our company; (v) use of an automobile while employed by our company; (vi) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses; (vii) reimbursement for reasonable fees and expenses of annual tax return preparation and planning; and (viii) at least four weeks annually of paid vacation time off in accordance with the normal policies of our company.
     Mr. Stephenson had agreed, as part of the employment agreement, that (a) he will not divulge our confidential information or any know-how or trade secret information conceived or originated by him during his employ; (b) he will not take a corporate opportunity from our company; (c) he will not engage in competition with our company; (d) he will not attempt to hire an employee of our company during Mr. Stephenson’s employ or during a 12-month period thereafter; (e) he will not solicit our customers or suppliers during his employ or during the 24-month period thereafter; and (f) he will disclose to, and give all rights and ownership to, us in any improvements, inventions or copyrightable material he conceives during his employ and relating to our business.
     In October 2008, in accordance with Mr. Stephenson’s employment agreement with the Company, the Company gave written notice to Mr. Stephenson that the Company was not extending the term of his employment. Accordingly, Mr. Stephenson’s employment with the Company under his employment agreement was scheduled to expire on April 7, 2009. Effective October 15, 2008, Mr. Stephenson was suspended as Chief Executive Officer of the Company and was replaced as chairman of the Company’s Board of Directors. On January 20, 2009, Mr. Stephenson’s employment was terminated.
     Perry C. Johnston. On December 11, 2007, we entered into an amended and restated employment agreement with Perry Johnston. Mr. Johnston’s employment was terminated by our company in April 2009. In accordance with his employment agreement, Mr. Johnston received certain severance payments and benefits, including (a) an amount equal to 52 weeks of Mr. Johnston’s weekly base salary at the time of termination of employment, paid in installments in accordance with our regular payroll practices; (b) a payment equal to the pro rata portion of any annual cash performance bonus that would have been payable to Mr. Johnston during the fiscal year in which the termination occurs; and (c) health, dental, disability and life insurance benefits for Mr. Johnston and his dependents for a 12-month period, unless Mr. Johnston obtains such coverage through any other employer. The agreement called for Mr. Johnston to receive (i) an annual base salary of $200,000; (ii) the right to participate in all employee benefit plans and programs of our company; (iii) three weeks annually of paid vacation time off in accordance with our normal policies; (iv) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses; (v) an annual cash performance bonus of up to 25% of his base salary based on achievement of certain criteria established by our compensation committee; and (vi) a relocation package of $125,000.
     Mr. Johnston had agreed, as part of the employment agreement, that (a) he will not divulge our confidential information or any know-how or trade secret information conceived or originated by him during his employ; (b) he will not take a corporate opportunity from our company; (c) he will not engage in competition with our company; (d) he will not attempt to hire an employee of our company during his employ or during a 24-month period thereafter; (e) he will not solicit our customers or suppliers during his employ or during the 24-month period thereafter; and (f) he will disclose to, and give all rights and ownership to, us in any improvements, inventions or copyrightable material he conceives during his employ and relating to our business.
Restricted Unit Grants
     Other Awards. On July 31, 2007, the board of directors, upon the recommendation of the compensation committee, granted Peterson Holdings, Inc., an affiliate of Mr. Peterson, and Mr. Johnston awards of 15,000 restricted units that vest in equal installments over five years. Vesting of the awards to Peterson Holdings, Inc. will be accelerated if Mr. Peterson’s employment is terminated due to death or disability or after a change in control. Mr. Johnston had his remaining 12,000 units vest immediately upon his termination without cause in April 2009. These awards contain put rights, which provide the right to sell back up to 40% of the vested membership units to our Company at the then-current fair market value of the membership units to cover the related tax requirements of the individual officers. In December 2008, Messrs. Peterson and Johnston each exercised put rights for the sale of 1,200 units at $2.55 per unit. In May 2009, Mr. Johnston exercised put rights for the sale of 4,800 units at $2.55 per unit. In October 2009, Mr. Peterson exercised put rights for the sale of 1,200 units at $1.50 per unit.
     Strategic Bonus Awards. We entered into a restricted unit agreement with an entity owned by Mr. Stephenson pursuant to which units restricted as to transfer and subject to possible forfeiture were issued as the strategic bonus contemplated by the employment agreement with that individual. That agreement provided that one restricted unit would be issued to Stephenson Holdings, Inc., an entity owned by Mr. Stephenson, for each 1,000 gallons of ethanol production capacity acquired or built on or prior to April 3, 2009 other than the Nebraska plant. On November 8, 2006, 39,000 restricted units were granted to Stephenson Holdings, Inc. due to our acquisition of the partnership interests of Heartland Grain Fuels. In October 2007, an additional 40,000 restricted units were granted to Stephenson Holdings, Inc. in connection with the expansion of production capacity at the Aberdeen, South Dakota plant. Mr. Stephenson had 10,000 of these strategic bonus units forfeited upon his termination.

Outstanding Equity Awards at 2009 Fiscal Year-End
     The following table sets forth certain information concerning equity awards outstanding to the named executive officers at September 30, 2009.

Unit Awards
	Number of	Market Value of
	Units That have	Units That have
	not Vested	not Vested
Name	(#)	($)(1)
Richard R. Peterson	9,000 (2)	13,500
Revis L. Stephenson III	—	—
Perry C. Johnston	—	—

(1)	Amount shown is based on a unit price of $1.50, which was the estimated market value of the units at the end of fiscal 2009.

(2)	3,000 of these units will vest on each October 1 of the years 2009-2011.
2009 Units Vested
     The following table sets forth certain information concerning units that have vested during the fiscal year ended September 30, 2009.

	Unit Awards
	Number of Units Acquired	Value Realized on
Name	on Vesting (#)	Vesting ($)(1)
Richard R. Peterson	3,000	7,650
Revis L. Stephenson III	19,750	50,363
Perry C. Johnston	12,000	30,600

(1)	Amount shown is based on a unit price of $2.55, which was the estimated market value of the units at the time that the units vested.
Payments Upon Resignation, Retirement or Other Termination
     Neither Mr. Stephenson nor Mr. Johnston were serving as named executive officers at the end of the last fiscal year. Mr. Stephenson was not entitled to any payments as a result of the termination of his employment and Mr. Johnston is receiving the payments detailed above upon his termination without cause in April 2009. Therefore, the discussion below currently only pertains to Mr. Peterson.
     Mr. Peterson’s employment agreement provides for severance payments in certain circumstances, as described above under the caption “Employment Agreements with Named Executive Officers.” As described above under the caption “Restricted Unit Grants,” the vesting of restricted unit awards to Mr. Peterson will accelerate if his employment is terminated due to death or disability. Our employees, including named executive officers, may participate in a tax-qualified 401(k) retirement plan. Under that plan, an employee may contribute up to the annual federal limitation. The company matches an employee’s contributions to the plan up to 5% of an employee’s annual compensation. The employee’s contributions and the company’s match vest immediately.
     On July 31, 2007, the board, upon the recommendation of the compensation committee, granted to the named executive officers the right to receive units of the company on the terms and conditions included in the form of Change in Control Agreement approved by the compensation committee. The only named executive officer that currently has a Change in Control Agreement is Mr. Peterson. The board granted Mr. Peterson the right to receive 14,000 units if his employment is terminated by the company or its successor without cause within 60 days prior to or within two years after a change in control of the company.
     If Mr. Peterson’s employment is terminated by the company without cause or by him for good reason in connection with or after a change in control, Mr. Peterson will receive enhanced severance benefits. As described above under the caption “Restricted Unit Grants,” the restricted unit awards to Mr. Peterson will vest in full upon the occurrence of a change in control. As discussed below, Mr. Peterson has agreed that the existence of the Voting Agreement or the exercise of rights thereunder does not constitute a change in control.
     For purposes of these agreements, a change in control is generally defined as (1) the acquisition by any individual, entity or group of beneficial ownership of 30% or more of our membership units, (2) certain changes in the composition of our board, (3) consummation of a reorganization, merger, consolidation or statutory exchange of our membership units, (4) consummation of a sale or other disposition of all or a substantial portion of our assets or (5) in some agreements, approval by our unit holders of a complete liquidation or dissolution of us. Each of these transactions is subject to certain exceptions, including if a change of control transaction is caused by a group, acting in concert, that includes the named executive officer.
     For purposes of these agreements, “cause” is generally defined to include (1) acts of dishonesty intended to result in personal enrichment at the expense of the company, (2) unlawful conduct or gross misconduct that is materially injurious to the company, (3) conviction for a felony, (4) willful and deliberate breach of fiduciary obligations, (5) persistent failure to perform material duties, or (6) a material breach of the applicable agreement by the individual. “Good reason” is generally define to include (a) material breach of the applicable agreement by the company, (b) a material adverse change in the individual’s duties, responsibilities or authority, (c) failure to pay or reduction in base salary or bonus, (d) a material adverse change in reporting relationships, (e) a failure by the company to assign or a successor to assume the applicable agreement, (f) requiring the individual to be based more than 50 miles from Minneapolis, Minnesota.
     The following table discloses the potential payments and benefits provided upon termination of employment without cause or after a change of control for Mr. Peterson, our only named executive officer who was currently serving at the end of the last fiscal year calculated as if the termination of his employment had occurred on September 30, 2009:

Following Change in Control
	Involuntary	Involuntary (Not for
	(Not for Cause)	Cause) or Good
	Termination	Reason Termination	Value
Name	Salary and Bonus ($)	Salary and Bonus ($)	of Units ($)	Benefits ($)
Richard R. Peterson(1)	296,482	592,964	21,000	$13,897

(1)	Includes 1 year annual salary and one year target bonus of $21,482; includes 2 years annual salary and target bonuses plus 14,000 units issuable upon a change in control event at $1.50 per unit. Includes one year of medical dental and life insurance premiums for Mr. Peterson and his beneficiaries. Payments and benefits provided upon a change in control or termination of employment would be based on his current annual salary and target bonus.
Director Compensation
     In connection with their service on our board of directors, for fiscal 2009 each of our non-employee directors is entitled to receive a $10,000 annual retainer, an additional $1,000 for serving as a member of the audit and compensation committees (with the chairman of each such committee receiving an additional $500), an additional $1,500 for serving as a member of the risk management committee (with the chairman receiving an additional $500). In addition, each of our non-employee directors also receive an additional $500 for serving as a member of the nominating committee. In 2009, we also compensated our non-employee directors for their service on two of our special committees of the board, the Strategic Review Committee ($1,500) and the Finance Committee ($1,000). All directors are also reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committees.
     The following table shows director compensation earned for each of our non-employee directors during the fiscal year ended September 30, 2009. Our directors have not yet been paid for these fees.

	Fees Earned or	Unit	All Other
Name	Paid in Cash ($)	Awards ($)	Compensation ($)	Total ($)
John E. Lovegrove	15,000	—	—	15,000
Scott A. Brittenham	15,000	—	—	15,000
Neil S. Hwang	—	—	—	—
Joshua M. Nelson	—	—	—	—
Troy L. Otte	13,000	—	—	13,000
Bruce L. Rastetter	—	—	—	—
Thomas Ravencroft	12,500	—	—	12,500
Revis Stephenson(1)	6,667	—	—	6,667
Keith E. Spohn	11,500	—	—	11,500
Larry L. Cerny(2)	11,667	—	—	11,667
Robert W. Holmes(3)	1,667	—	—	1,667
Dale Locken(4)	—	—	—	—

(1)	Resigned effective September 18, 2009.

(2)	Resigned effective August 28, 2009.

(3)	Resigned effective November 21, 2008.

(4)	Resigned effective October 15, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans
     As of the end of the most recent fiscal year, we had no units remaining available for future issuance under equity compensation plans.
Compensation Committee Interlocks and Insider Participation
     None of the members of the board who served on our compensation committee during 2009 has ever been an officer or employee of our company. No executive officer serves, or in the past has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any other entity that has any of its executive officers serving as a member of our board of directors or compensation committee.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
     The following table sets forth, as of January 28, 2010, the ownership of units by each member whom we know to own beneficially more than 5% of the outstanding units, each director and director nominee, each named officer and all executive officers and directors as a group. At the close of business on January 28, 2010, there were 17,814,180 units issued and outstanding, each of which is entitled to one vote.
     Unless otherwise indicated, the listed beneficial owner has sole voting power and investment power with respect to such units, no director or executive officer has pledged as security any units shown as beneficially owned, and the mailing address for each person listed in the table is 10201 Wayzata Blvd., Suite 250, Minneapolis, MN 55305.

			Percentage of
	Amount and Nature of		Outstanding
Name of Beneficial Owner or Identity of Group	Beneficial Ownership (#)		Units
Non-Employee Directors:
John E. Lovegrove	63,000	(1)	*
Scott A. Brittenham	4,043,882	(2)	22.7%
Neil S. Hwang	0		*
Joshua M. Nelson	0		*
Troy L. Otte	69,500		*
Bruce L. Rastetter	3,333,333	(3)	18.7%
Thomas A. Ravencroft	53,900	(4)	*
Keith E. Spohn	40,000	(5)	*
Named Executive Officers:
Richard R. Peterson	11,400	(6)	*
Revis L. Stephenson III	284,845	(7)	1.6%
Perry C. Johnston	9,000		*
Executive officers and directors as a group (11 persons)	7,908,860	(8)	44.4%

More than 5% Owners:
South Dakota Wheat Growers Association	1,271,452		7.1%
110 6th Avenue SE Aberdeen, SD 57402
Clean Energy Capital, LLC (f/k/a Ethanol Capital Management, LLC)	4,043,882	(2)	22.7%
5151 E. Broadway, Suite 510 Tucson, AZ 85711
Hawkeye Energy Holdings, LLC	3,333,333	(3)	18.7%
224 S. Belle Ave Ames, IA 50010

*	Less than 1%
(1)	Includes units owned jointly with Mr. Lovegrove’s spouse.

(2)	Includes 2,750,000 units held by Ethanol Investment Partners, LLC, 500,000 units held by Tennessee Ethanol Partners, L.P., 475,462 units held by Ethanol Capital Partners, L.P. Series T and 318,420 units held by Ethanol Capital Partners, L.P. Series R. Mr. Brittenham serves as the Managing Member, President & CEO of Clean Energy Capital, LLC, the sole manager of Ethanol Investment Partners, LLC and an affiliate of Tennessee Ethanol Partners, L.P., Ethanol Capital Partners, L.P. Series T and Ethanol Capital Partners, L.P. Series R. Mr. Brittenham disclaims beneficial ownership of these securities. Includes 2,015,816 units that are pledged as security for a loan from Clean Energy Capital, LLC (CEC) to CEC’s limited partnership funds, Ethanol Investment Partners Series E,H,I,J,L,M,N,O,P,Q,S and Tennessee Ethanol Partners, L.P.

(3)	Includes 3,333,333 units owned by Hawkeye of which Messrs. Nelson and Rastetter are on the board of managers and Mr. Rastetter is currently serving as Chief Executive Officer. These units are pledged as collateral to the holder of Hawkeye’s senior secured notes and second lien secured notes. Mr. Rastetter disclaims beneficial ownership of these units, except to the extent of his pecuniary interest therein.

(4)	Includes 53,900 units held in the name of the Thomas A. Ravencroft Declaration of Trust, Mr. Ravencroft is the creator of the Trust.

(5)	Includes units owned jointly with Mr. Spohn’s spouse.

(6)	Includes 11,400 restricted units issued to an affiliate of Mr. Peterson. Of these units, 5,400 units are vested and the remainder will vest over a two-year period ending on October 1, 2011.

(7)	Includes 120,000 units pledged as security.

(8)	Mr. Stephenson and Mr. Johnston, named executive officers are included; however, they are no longer employed by the Company.
Description of Voting Agreement
     On August 28, 2009, Hawkeye, EIP, South Dakota Wheat Growers Association and certain directors entered into a voting agreement (the “Voting Agreement”) in conjunction with the issuance and sale of our units in a private equity offering. The number of units owned by each party to the Voting Agreement is set forth in the table below.
     The Voting Agreement requires the parties thereto to (a) nominate for election to the board the following persons listed below (the “Designees”), (b) recommend to the members of the company the Designees, and (c) vote (or act by written consent) all units beneficially owned by such party at any meeting of our members in favor of the Designees. The Designees include:
(1)	two representatives designated by Hawkeye — Joshua M. Nelson and Bruce L. Rastetter are currently designated by Hawkeye for this purpose;

(2)	two representatives designated by EIP — Scott A. Brittenham and Neil S. Hwang are currently designated by EIP for this purpose; and

(3)	the Chief Executive Officer of the Company (the “CEO Board Member”) — Richard R. Peterson is currently designated for this purpose.
     The Voting Agreement also requires that each party thereto not take any action that would result in the removal of any of the Designees without the consent of Hawkeye, EIP and the CEO Board Members. Each of the parties to the Voting Agreement granted to Hawkeye and EIP an irrevocable proxy coupled with an interest to vote such party’s units in accordance with the terms of the Voting Agreement.
     For purposes of Section 13(d) of the Securities Exchange Act of 1934, a total of 8,886,467 units may be deemed to be beneficially owned by virtue of the Voting Agreement, representing approximately 49.9% of our outstanding units. The number of such units held by each party to the Voting Agreement is as follows:

Name	Units Owned (#)
John E. Lovegrove	63,000
Keith E. Spohn	40,000
Ethanol Investment Partners, LLC	2,750,000	(1)
Tennessee Ethanol Partners, L.P.	500,000	(1)
Ethanol Capital Partners L.P., Series T	475,462	(1)
Ethanol Capital Partners L.P., Series R	318,420	(1)
Thomas A. Ravencroft	53,900
Troy L. Otte	69,500
Richard R. Peterson	11,400
South Dakota Wheat Growers Association	1,271,452
Hawkeye Energy Holdings, LLC	3,333,333	(2)

Total	8,886,467

(1)	Scott A. Brittenham serves as the Managing Member, President & Chief Executive Officer and Neil S. Hwang serves as the Chief Financial and Compliance Officer of Clean Energy Capital, LLC, which is the sole manager of Ethanol Investment Partners, LLC and an affiliate of Tennessee Ethanol Partners, L.P., Ethanol Capital Partners, L.P. Series T and Ethanol Capital Partners, L.P. Series R.

(2)	Bruce L. Rastetter serves as the Chief Executive Officer of Hawkeye. Joshua M. Nelson is a member of the board of directors of Hawkeye.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Promoters and Related Persons
     The term “related person” as defined in Item 404(a) of Regulation S-K refers to our directors, executive officers, holders of more than 5% of our outstanding membership units and the immediate family members of any of those persons.
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
Purchase of Employment Agreement Units
     On December 12, 2008, we purchased 1,200 membership units each from Mr. Peterson and Mr. Johnston at a price of $2.55 per membership unit based on a recent independent evaluation. These purchases were approved by our board of directors. We purchased these membership units in order to provide these individuals with sufficient cash to pay taxes due upon the vesting of the illiquid membership units granted.
     In May 2009, Mr. Johnston exercised put rights for the sale of 4,800 units at $2.55 per unit. In October 2009, Mr. Peterson exercised put rights for the sale of 1,200 units at $1.50 per unit.
Convertible Promissory Notes Issued To Ethanol Investment Partners, LLC
     On April 20, 2007, we entered into a note purchase agreement with EIP, an affiliate of Tennessee Ethanol Partners, L.P., an existing unitholder, pursuant to which we issued to EIP a $10 million 15% subordinated convertible promissory note. We also granted EIP an option exercisable until June 13, 2007 to purchase an additional 15% subordinated convertible promissory note of up to $25 million. On June 13, 2007, EIP exercised this option to purchase a $15.9 million 15% subordinated convertible promissory note dated June 20, 2007. Scott A. Brittenham, one of our directors, is president and chief executive officer of Clean Energy Capital, LLC, an affiliate of EIP.
     The notes bore interest at 15% per annum compounded quarterly and matured one year from the date of issue of the second note. The principal and accrued but unpaid interest on the notes were converted automatically at maturity into the right to receive 1,894,903 membership units upon delivery to us of EIP’s signature page to our operating agreement at $16.00 per unit. EIP was also obligated to surrender or cause to be surrendered the notes, duly endorsed. The conversion rights were disputed and in October 2008, a settlement agreement was reached in which EIP received 2,750,000 units for converting the notes.
     In connection with the issuance of the note, we entered into a letter agreement with EIP pursuant to which we agreed, subject to approval from South Dakota Wheat Growers Association, to enter into a registration rights agreement that grants them up to two demand and unlimited piggyback registration rights under certain circumstances. We entered into this agreement on June 25, 2007.
Investment by Hawkeye Energy Holdings, LLC, Ethanol Capital Partners, L.P. Series T, Ethanol Capital Partners, L.P. Series R and Certain Directors
     On October 5, 2009, the Company completed a private offering in which it raised $7.4 million in net proceeds from the issuance of 5,103,730 units at a price of $1.50 per unit. In connection with the private offering, the Company issued 3,333,333 units to Hawkeye, 462,412 units to Ethanol Capital Partners, L.P. Series T (“ECP Series T”), 270,982 units to Ethanol Capital Partners, L.P. Series R (“ECP Series R”) 35,000 units to Mr. Otte, 20,000 units to Mr. Spohn, 35,000 units to Mr. Ravencroft and 20,000 units to Mr. Lovegrove. On October 22, 2009, ECP Series T purchased an additional 13,050 units and ECP Series R purchased an additional 47,438 units at a price of $1.50 per unit.
Subscription Agreement and Side Letter
     In connection with the purchase of units by Hawkeye, the Company entered into a Subscription Agreement and Side Letter which required among other things, that (1) the Company appoint two nominees of Hawkeye to our board of directors, (2) our directors and certain other unitholders enter into the Voting Agreement as further described under “Security Ownership of Certain Beneficial Owners” — “Description of Voting Agreement”, (3) the Company enter into a Registration Rights Agreement (the “Registration Rights Agreement”) with Hawkeye, and (4) ABE Fairmont, LLC (“ABE Fairmont”) enter into an Exclusive Ethanol Marketing Agreement (the “Ethanol Agreement”) with

Hawkeye Gold, LLC (“Hawkeye Gold”). Also pursuant to the Subscription Agreement and Side Letter, we have agreed to provide Hawkeye with the right, in connection with the issuance of additional units by the Company, to purchase such number of additional units (at the same price and terms as any such issuance by the Company) sufficient to permit Hawkeye to maintain its pro rata ownership interest in the Company. Further, in the event that we at any time prior to October 21, 2010 issue additional units for less than $1.50 per unit, we have agreed to issue Hawkeye such additional number of units as it would have purchased had their subscription price under the Subscription Agreement been for such lower offering price.
Board Representation and Voting Agreement
     The Voting Agreement, among other things, requires the parties to (a) nominate for election to the board two designees of Hawkeye, two designees of EIP and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote (or act by written consent) all units (or other voting equity securities) of the Company they beneficially own, hold of record or otherwise control at any time, in person or by proxy, to elect each of the designees to the board, (d) not take any action that would result in (and take any action necessary to prevent) the removal of any of the designees from the board or the increase in the size of the board to more than nine members without the consent of the Hawkeye, EIP and Chief Executive Officer directors, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. The Company has granted Hawkeye board observation rights under the Voting Agreement. At the date hereof, the parties to the Voting Agreement hold in the aggregate approximately 49.9% of the outstanding units of the Company. Messrs. Nelson and Rastetter are designees of Hawkeye and Messrs. Brittenham and Hwang are designees of EIP.
Registration Rights Agreement
     The Company has also executed the Registration Rights Agreement, which grants Hawkeye two demand registration rights and unlimited piggyback registration rights under certain circumstances. In addition, the Registration Rights Agreement requires us to obtain Hawkeye’s consent prior to agreeing to register with the Securities and Exchange Commission any units held by other members (other than members already having such rights), and to obtain Hawkeye’s consent before amending the registration rights agreement with EIP or the investor rights agreement with South Dakota Wheat Growers Association in a manner adverse to Hawkeye.
Ethanol Agreement
     ABE Fairmont, LLC has executed the Ethanol Agreement which became effective on January 1, 2010. Hawkeye Gold is an affiliate of Hawkeye. The Ethanol Agreement requires, among other things, (1) that ABE Fairmont must sell, and Hawkeye Gold must purchase, all of the denatured fuel grade ethanol produced by ABE Fairmont, (2) a purchase and sale of ethanol under the Ethanol Agreement must be in the form of either a direct fixed price purchase order, a direct index price purchase order, a terminal storage purchase order, or a transportation swap or similar transaction that is mutually acceptable to the parties, (3) that ABE Fairmont will pay any replacement or other costs incurred by Hawkeye Gold as a result of any failure to deliver by ABE Fairmont, and (4) that, with certain exceptions, ABE Fairmont will sell ethanol it produces exclusively to Hawkeye Gold. The initial term of the agreement is for two years and provides for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.
Grain Purchases from South Dakota Wheat Growers Association
     At the closing of South Dakota Wheat Growers Association’s sale of its interests in Heartland Grain Fuels and Dakota Fuels to our company, we entered into a grain origination agreement with South Dakota Wheat Growers Association, which we refer to as SDWG, pursuant to which SDWG will provide the corn required for the operation of the South Dakota plants. Subsequent to the execution of this agreement, Dale Locken, the chief executive officer of SDWG, became a member of our board of directors. During fiscal 2009, we purchased $107.9 million of corn from SDWG pursuant to this grain origination agreement. Mr. Locken has no interest in the grain origination agreement other than in his role as the chief executive officer of SDWG. Mr. Locken is no longer a director of the Company.
Grain Purchases from Directors
     From October 1, 2008 to December 29, 2009, we made payments for corn for the operation of our Nebraska plant to two of our directors and entities associated with our directors, as summarized in the table below:

Director	Grain Purchases($)
John E. Lovegrove	164,480	(1)
Troy L. Otte	637,970	(2)

(1)	Includes purchases made from a corporation owned in part by Mr. Lovegrove.

(2)	Includes $328,850 in purchases from Mr. Otte and $309,120 in purchases from a limited liability company in which Mr. Otte has a 50% ownership interest.
     All purchases were made at prevailing market prices. We expect that purchases will continue on market terms in the future.
Director Independence
     Our securities are not listed on a national securities exchange or in an inter-dealer quotation system that have requirements that a majority of the board of directors be independent. We have determined that five of our non-employee directors, Messrs. Brittenham, Hwang, Lovegrove, Ravencroft and Spohn, are independent within the definition of independence provided by the rules of the Nasdaq Stock Market. Under Nasdaq Stock Market independence standards applicable to committees of the board of directors, Messrs. Otte and Nelson, members of our compensation committee, would not be considered independent members of the compensation committee and Mr. Brittenham, a member of our audit committee, would not be considered an independent member of the audit committee.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees Billed by McGladrey & Pullen LLP
     In addition to reimbursement for certain out-of-pocket expenses, the following table presents the aggregate fees billed for professional services by McGladrey & Pullen LLP and its affiliate, RSM McGladrey, Inc. in our fiscal years ended September 30, 2009 and 2008, for these various services:

	Fiscal 2009	Fiscal 2008
Description of Fees	Amount	Amount
Audit fees	$249,500	$239,900
Audit-related fees	10,000	—

Total audit and audit-related fees	259,500	239,900
Tax fees:
Tax compliance fees	60,939	69,488
Tax consultation and advice fees	9,718	112,613

Total tax fees	70,657	182,101
All other fees	—	—

Total	$330,157	$422,001

Audit Fees
     Audit fees consist of fees billed by McGladrey & Pullen LLP for audit services related to review of our interim financial statements, RIN agreed upon procedures, audit of our fiscal year-end consolidated financial statements and separate audits of ABE Fairmont, LLC and Heartland Grain Fuels, L.P.
Audit-Related Fees
     We were billed $10,000 during fiscal year 2009 for review of our private placement memorandum. We were not billed any amounts for audit-related services during fiscal 2008.
Tax Compliance Fees
     We were billed $60,939 and $69,488 by RSM McGladrey, Inc. an entity associated with McGladrey & Pullen LLP for compliance services during the years ended September 30, 2009 and 2008, respectively. Compliance services consist of planning and preparation of corporate tax return and related filings.
Tax Consultation and Advice Fees
     We were billed $9,718 and $112,613 by RSM McGladrey, Inc. an entity associated with McGladrey & Pullen LLP for tax consultation and advice fees mostly related to review of loss allocations and related issues and other business advice matters for fiscal 2009 and 2008, respectively.
All Other Fees
     We were not billed any amounts by McGladrey & Pullen LLP for other products and services during fiscal 2009 or fiscal 2008.

Pre-Approval Policies and Procedures
     In accordance with Section 10(A)(i) of the Securities Exchange Act of 1934, our audit committee approves the engagement of our independent accountants to render audit and non-audit services before those services are rendered, considering, among other things, whether the proposed engagement would impact the independence of the auditors. All of the fees reflected above were approved by the audit committee, and all of the work was performed by full-time, permanent employees of McGladrey & Pullen LLP and RSM McGladrey, Inc.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b)	Exhibits — The exhibits are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2010.

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
Incorporated by reference (2)

3.1	Certificate of Formation	Incorporated by reference (3)

3.2	Third Amendment and Restated Operating Agreement of the Company dated as of February 1, 2006 as amended September 18, 2009	Incorporated by reference (4)

4.1	Form of Certificate of Membership Units	Incorporated by reference (5)

4.3	Amended and Restated Secured Term Loan Note issued to PJC Capital, LLC dated August 28, 2009	Incorporated by reference (6)

4.4	Warrant to Purchase Units of Advanced BioEnergy, LLC dated August 28, 2009	Incorporated by reference (7)

4.5
Voting Agreement among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC Ethanol Investment Partners, LLC South Dakota Wheat Growers Association, a South Dakota cooperative, and certain directors of the Company dated as of August 28, 2009.
Incorporated by reference (8)

4.6	Registration Rights Agreement between Advanced BioEnergy, LLC, and Hawkeye Energy Holdings, LLC dated as of August 28, 2009	Incorporated by reference (9)

4.7	Second Amendment to Investor Rights Agreement between Advanced BioEnergy LLC and South Dakota Wheat Growers Association dated as of August 28, 2009	Incorporated by reference (10)

4.8	First Amendment to Registration Rights Agreement between Advanced BioEnergy, LLC and Ethanol Investment Partners dated as of August 28, 2009	Incorporated by reference (11)

10.1	Promissory Note (Operating Loan) and Loan Agreement with Farm Credit Services of America, PCA dated February 13, 2006	Incorporated by reference (12)

10.2	Master Loan Agreement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference (13)

10.3	Amendment to Master Loan Agreement with Farm Credit Services of America, FLCA dated April 11, 2006	Incorporated by reference (14)

10.4	Statused Revolving Credit Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference (15)

10.5	Construction and Revolving Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference (16)

10.6	Construction and Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference (17)

10.7	Loan and Trust Agreement with the County of Fillmore, State of Nebraska and Wells Fargo N.A. dated April 1, 2006	Incorporated by reference (18)

Exhibit
Number	Description	Method of Filing

10.8	Promissory Note issued to the County of Fillmore, State of Nebraska dated April 27, 2006	Incorporated by reference (19)

10.9	Subordinate Deed of Trust and Construction Security Agreement with Wells Fargo Bank dated April 27, 2006	Incorporated by reference (20)

10.10	ICM License Agreement with ICM, Inc. dated March 13, 2006	Incorporated by reference (21)

10.11	Contract for Electric Service with Perennial Public Power District dated April 25, 2006	Incorporated by reference (22)

10.12	Employment Agreement with Revis L. Stephenson III dated April 7, 2006+	Incorporated by reference (23)

10.13	Project Development Fee Agreement with Robert W. Holmes and Revis L. Stephenson III dated May 19, 2005	Incorporated by reference (24)

10.14	Letter Agreement with Oppenheimer & Co. Inc. dated November 22, 2005	Incorporated by reference (25)

10.15	Agreement between Heartland Grain Fuels, LP and ICM, Inc. dated July 14, 2006	Incorporated by reference (26)

10.16	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006	Incorporated by reference (27)

10.17	Amended and Restated Employment Agreement with Richard Peterson dated December 11, 2007+	Incorporated by reference (28)

10.18	Restricted Unit Agreement with Stephenson Holdings, Inc. dated November 7, 2006+	Incorporated by reference (29)

10.19	South Dakota Grain Fuels, L.P. Agreement of Limited Partnership dated August 27, 1991	Incorporated by reference (30)

10.20	Amendment to the Agreement of Limited Partnership of Heartland Grain Fuels, L.P. dated November 8, 2006	Incorporated by reference (31)

10.21	Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by reference (32)

10.22	Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference (33)

10.23	Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference (34)

10.24	Amendment to the Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference (35)

10.25	Amendment to the Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference (36)

10.26	Administrative Agency Agreement among Farm Credit Services of America, FLCA, CoBank, ACB and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by reference (37)

10.27	By-Product Marketing Agreement between Heartland Grain Fuels L.P. and Dakotaland Feeds, LLC dated February 1, 2001*	Incorporated by reference (38)

10.28	Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006*	Incorporated by reference (39)

10.29	Amendment to Grain Origination Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association	Incorporated by reference (40)

Exhibit
Number	Description	Method of Filing

10.30	Lump Sum Design-Build Agreement between ABE Northfield, LLC and Fagen, Inc. dated February 7, 2007, as amended*	Incorporated by reference (41)

10.31	Form of Change of Control Agreement dated July , 2007 between Advanced BioEnergy, LLC and each of Revis L. Stephenson III and Richard Peterson+	Incorporated by reference (42)

10.32	Restricted Unit Agreement dated July 31, 2007 between Advanced BioEnergy, LLC and Peterson Holdings, Inc.+	Incorporated by reference (43)

10.33	Amended and Restated Employment Agreement with Perry C. Johnston dated December 11, 2007+	Incorporated by reference (44)

10.34	Registration Rights Agreement with Ethanol Investment Partners, LLC dated June 25, 2007+	Incorporated by reference (45)

10.35	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006, as amended	Incorporated by reference (46)

10.36	Advanced BioEnergy, LLC Promissory Note dated October 5, 2007	Incorporated by reference (47)

10.37
Senior Credit Agreement dated as of October 1, 2007 among Heartland Grain Fuels, L.P., the lenders referred to therein and WestLB AG, New York Branch, as Administrative Agent, Collateral Agent, Issuing Bank, Lead Arranger, Sole Bookrunner and Syndication Agent
Incorporated by reference (48)

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
Incorporated by reference (49)

10.39	Bond Trust Indenture dated as of October 1, 2007 between Brown County, South Dakota and Wells Fargo Bank, National Association as Bond Trustee	Incorporated by reference (50)

10.40	Loan Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and Brown County, South Dakota	Incorporated by reference (51)

10.41	Membership Interest Pledge Agreement dated as of October 17, 2007 entered into by Advanced BioEnergy, LLC in favor of PJC Capital, LLC	Incorporated by reference (52)

10.42	Amendment to the Master Loan Agreement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference (53)

10.43	Statused Revolving Credit Supplement to the Master Loan Agreement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference (54)

10.44	Amendment to the Statused Revolving Credit Supplement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference (55)

10.45	Amendment to the Construction and Term Loan Supplement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference (56)

Exhibit
Number	Description	Method of Filing

10.46	Change of Control Agreement between Advanced BioEnergy, LLC and William Paulson+	Incorporated by reference (57)

10.47	Restricted Unit Agreement dated December 27, 2007 between Advanced BioEnergy, LLC and Perry Johnston+	Incorporated by reference (58)

10.48
Master Amendment and Waiver Agreement to the Senior Credit Agreement between Heartland Grain Fuels, LP and the lenders referred to therin and WestLB AG, New York Branch, as Administrative Agent, Collateral Agent, Issuing Bank, Lead Arranger, sole Bookrunner and Syndication Agent
Incorporated by reference (59)

10.49	Ethanol Product Off-Take Agreement by and among Heartland Grain Fuels, LP and Conagra Trade Group, Inc.*	Incorporated by reference (60)

10.50	Settlement Agreement and Release between Advanced BioEnergy, LLC, certain ABE Parties described therein, Ethanol Investment Partners, LLC and Clean Energy Capital, LLC	Incorporated by reference (61)

10.51	Amendment to the Master Loan Agreement effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference (62)

10.52	Statused Revolving Credit Supplement effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference (63)

10.53	Revolving Credit Supplement, Letters of Credit effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference (64)

10.54	Construction and Revolving Term Loan Supplement effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference (65)

10.55	Construction and Term Loan Supplement effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference (66)

10.56	Forbearance Agreement effective February 2, 2009 between Heartland Grain Fuels, LP and WestLB as Administrative Agent for the Lenders	Incorporated by reference (67)

10.57	Forbearance Agreement effective June 1, 2009, between Advanced Bioenergy, LLC and PJC Capital LLC	Incorporated by reference (68)

10.58	Amendment to the Master Loan Agreement effective as of May 12, 2009 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference (69)

10.59	Amendment to the Construction and Term Loan Supplement effective as of May 12, 2009 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference (70)

10.60	Subscription Agreement dated as of August 21, 2009 between Advanced BioEnergy, LLC and Hawkeye Holding, LLC	Incorporated by reference (71)

10.61	Side Letter dated as of August 21, 2009 executed by Advanced BioEnergy, LLC in favor of Hawkeye Energy Holdings, LLC	Incorporated by reference (72)

10.62	Exclusive Ethanol Marketing Agreement by and among Hawkeye Gold, LLC and ABE Fairmont, LLC dated as of August 28, 2009	Incorporated by reference (73)

17.1	Correspondence from Revis L. Stephenson III to the Board of Directors of the Company, dated September 18, 2009	Incorporated by reference (74)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed herewith

Exhibit
Number	Description	Method of Filing

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

*	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.

+	Management compensatory plan/arrangement.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(2)	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(3)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 24, 2009 (File No. 000-52421).

(5)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(6)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(7)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(8)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(9)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(10)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(11)	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(12)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(13)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(14)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(15)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(16)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(17)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2 filed on September 13, 2006 (File No. 333-137299).

(18)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(19)	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(20)	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(21)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(22)	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(23)	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(24)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(25)	Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed on February 10, 2006 (File No. 333-125335).

(26)	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB, filed on December 29, 2006 (File No. 333-125335).

(27)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(28)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2007 (File No. 000-52421).

(29)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2006 (File No. 333-125335).

(30)	Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).

(31)	Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).

(32)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(33)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(34)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(35)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(36)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(37)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(38)	Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299).

(39)	Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299).

(40)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(41)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(42)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2007 (File No. 000-52421).

(43)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2007 (File No. 000-52421).

(44)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2007 (File No. 000-52421).

(45)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(46)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(47)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2007 (File No. 000-52421).

(48)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(49)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(50)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(51)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(52)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(53)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(54)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(55)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(56)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(57)	Incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-KSB, filed on December 31, 2007 (File No. 000-52421).

(58)	Incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-KSB, filed on December 31, 2007 (File No. 000-52421).

(59)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 12, 2008 (File No. 000-52421).

(60)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2008 (File No. 000-52421).

(61)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 000-52421).

(62)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(63)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(64)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(65)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(66)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(67)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 9, 2009 (File No. 000-52421).

(68)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2009 (File No. 000-52421).

(69)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2009 (File No. 000-52421).

(70)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2009 (File No. 000-52421).

(71)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009 (File No. 000-52421).

(72)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009 (File No. 000-52421).

(73)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(74)	Incorporated herein by reference to Exhibit 17.1 to the Registrant’s Current Report on Form 8-K, filed on September 24, 2009 (File No. 000-52421).