Form 10-Q
period 2009-12-31
Advanced BioEnergy, LLC
filed 2010-02-16
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of February 15, 2010, the number of outstanding units was 17,814,180.

ADVANCED BIOENERGY, LLC
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,408	$26,367
Receivables:
Trade accounts receivable	12,456	9,613
Due from broker	597	—
Other receivables	4,257	3,090
Derivative financial instrument	614	—
Inventories	10,598	7,618
Prepaid expenses	2,953	2,242
Current portion of restricted cash	1,017	6,767

Total current assets	61,900	55,697

Property and equipment, net	197,298	203,364
Other assets:
Restricted cash	1,153	1,146
Other assets	2,113	2,146

Total Assets	$262,464	$262,353

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$5,343	$6,057
Accrued expenses	5,032	5,490
Current portion of long-term debt	148,650	146,303

Total current liabilities	159,025	157,850

Deferred income	5,386	5,554
Long-term debt	68,635	76,625
Other liabilities	702	535
Members’ equity:
Members’ capital, no par value, 20,000,000 units authorized; 17,814,180 and 15,985,295 issued and outstanding and 0 and 971,003 units subscribed for at December 31, 2009 and September 30, 2009, respectively	161,165	160,392
Retained deficit	(132,449)	(138,603)
Accumulated other comprehensive loss	—	—

Total members’ equity	28,716	21,789

Total liabilities and members’ equity	$262,464	$262,353

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per unit data)
(Unaudited)

	Quarter Ended
	December 31,	December 31,
	2009	2008
Net sales
Ethanol and related products	$96,006	$98,513
Other	250	341

Total net sales	96,256	98,854
Cost of goods sold	84,128	98,778

Gross profit	12,128	76
Selling, general and administrative	2,097	2,492

Operating income (loss)	10,031	(2,416)
Other income (expense)	(9)	90
Interest income	41	79
Interest expense	(3,909)	(8,461)

Net income (loss)	$6,154	$(10,708)

Other comprehensive income (loss):
Interest rate swap obligation	—	1,786

Comprehensive income (loss)	$6,154	$(8,922)

Basic & diluted weighted average units outstanding	17,673,982	11,929,944
Income (loss) per unit — basic and diluted	$.35	$(0.90)
See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
For the Quarter Ended December 31, 2009
(Dollars in thousands)
(Unaudited)

	Member	Member	Retained
	Units	Capital	Deficit	Total
MEMBERS’ EQUITY — September 30, 2009	15,985,295	$160,392	$(138,603)	$21,789
Cumulative effect of change in accounting principle-October 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative warrant liability	—	(489)	—	(489)
Issuance of previously subscribed units	971,003	—	—	—
Unit compensation expense	—	11	—	11
Put options exercised	(2,000)	(3)	—	(3)
Units issued – private placement offering (net)	859,882	1,254	—	1,254
Net income	—	—	6,154	6,154

MEMBERS’ EQUITY — December 31, 2009	17,814,180	$161,165	$(132,449)	$28,716

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Quarter Ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$6,154	$(10,708)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,338	6,479
Amortization of deferred financing costs	33	263
Amortization of debt discount	263	—
Amortization of deferred revenue	(168)	—
Amortization of lease liability	(95)	—
Unit compensation expense	11	58
Termination and accrual of interest rate swap settlement charges	—	4,213
Change in risk management activities	(614)	(1,242)
Changes in working capital components:
Receivables	(3,507)	3,301
Inventories	(2,980)	(4,314)
Prepaid expenses	(711)	(138)
Accounts payable	(714)	(448)
Accrued expenses	2,057	1,442

Net cash provided by (used in) operating activities	5,067	(1,094)

Cash flows from investing activities:
Purchase of property and equipment	(372)	(144)
Change in other assets	—	(226)
Decrease in cash held in escrow	5,743	1,551

Net cash provided by investing activities:	5,371	1,181

Cash flows from financing activities
Payments on debt	(8,648)	(2,652)
Proceeds from issuance of units	1,254	—
Repurchase of units	(3)	(6)

Net cash (used in) financing activities	(7,397)	(2,658)

Net increase (decrease) in cash and cash equivalents	3,041	(2,571)
Beginning cash and cash equivalents	26,367	14,762

Ending cash and cash equivalents	$29,408	$12,191

Supplemental disclosure of non cash transactions
Warrant obligation recognized as liability	$489	$—
Other receivable offset against equipment	1,100	—
Accrued interest at HGF transferred to debt	2,516	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,256	$3,603
See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Unaudited)
1. Organization and Significant Accounting Policies
     The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE”) and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) ABE Heartland, LLC (f/k/a HGF Acquisition, LLC), Dakota Fuels, Inc. and Heartland Grain Fuels LP (“HGF”). All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. The financial information as of December 31, 2009 and the results of operations for the quarter ended December 31, 2009 are not necessarily indicative of the results for the fiscal year ending September 30, 2010.
     The Company currently operates three ethanol production facilities in the U.S. with a combined production capacity of 195 million gallons per year. ABE Fairmont commenced operations at the 110 million gallon facility in Fairmont, Nebraska in October 2007. The Company acquired HGF and its existing facilities in Aberdeen and Huron, SD in November 2006 and HGF commenced operations at the new 44 million gallon Aberdeen facility in Aberdeen, South Dakota in January 2008.
Cash, Cash Equivalents and Restricted Cash
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. Under the bank suspension imposed by the default on the HGF senior credit agreement, HGF’s operating accounts require bank approval before withdrawals can be processed, but continue to be used for normal operations of HGF and therefore are grouped with cash and cash equivalents. The Company’s restricted cash includes cash held for debt service.
Fair Value of Financial Instruments
     Financial instruments include cash, cash equivalents and restricted cash, interest rate swaps, derivative financial instruments, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the debt instruments at ABE and ABE Fairmont further described in Note 4 approximate fair value. The Company believes it is not practical to estimate the fair value of the HGF debt instruments due to their default status. The fair value of all other financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.
Fair Value Measurements
     In determining fair value of its derivative financial instruments and warrant liabilities, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three fair value hierarchy categories.
Level 1: Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

Level 3: Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
     Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.
     The following table summarizes financial assets and financial liabilities measured at the approximate fair value on December 31, 2009, utilized to measure fair value (amounts in thousands):

	Total	Level 1	Level 2	Level 3
Assets — Derivative Financial Instruments	$614	$614	—	—
Liabilities — Warrant Derivative	$488	—	—	$488
     The stock warrants issued contain a strike price adjustment feature, as described in Note 5 in the Notes to the Consolidated Financial Statements. We calculated the fair value of the warrants using the Black-Scholes valuation model. During the three months ended December 31, 2009, we recognized an unrealized gain of $1,000 related to the change in the fair value of the warrant derivative liability.
     The assumptions used in the Black-Scholes valuation model were as follows:

December 31,
2009
Market value	$1.50 (1)
Expected volatility	110.6%
Expected life (years)	2.375
Risk free interest rate	1.063%
Forfeiture rate	—
Dividend rate	—

(1)	Market value based on recent unit transactions.
     The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three months ended December 31, 2009 (amounts in thousands):

Initial recognition of warrant derivative as of October 1, 2009	$489
Unrealized gain related to the change in fair value	(1)

Balance as of December 31, 2009	$488

Derivative Instruments/Due From Broker
     On occasion, the Company has entered into derivative contracts to hedge the Company’s exposure to price risk related to future corn purchases and future ethanol sales. Accounting for derivative contracts requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.
     Although the Company believes its current outstanding derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings.
Receivables
     Credit sales are made to a few customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received.
     At December 31, 2009, the Company had $4.0 million of other receivables from the Nebraska Advantage Act that when collected is required to be remitted to PJC Capital, unless the secured term loan note has been paid in full.
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
Income (Loss) Per Unit
     Basic and diluted income (loss) per unit is computed using the weighted-average number of vested units outstanding during the period. Unvested units are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted loss per unit as their effect would be anti-dilutive.
Accounting Estimates
     Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
2. Inventories
     A summary of inventories is as follows (in thousands):

	December 31,	September 30,
	2009	2009
Corn	$3,009	$1,341
Chemicals	989	489
Work in process	1,943	1,893
Ethanol	2,321	1,678
Distillers grain	476	412
Supplies and parts	1,860	1,805

Total	$10,598	$7,618

3. Property and Equipment (in thousands)
     A summary of property and equipment is as follows (in thousands):

	December 31,	September 30,
	2009	2009
Land	$3,962	$3,962
Buildings	21,295	21,295
Process equipment	215,051	215,820
Office equipment	1,265	1,273
Construction in process	129	81

	241,702	242,430
Accumulated depreciation	(44,404)	(39,066)

Property and equipment, net	$197,298	$203,364

4. Long Term Debt
     Long-Term debt consists of the following (in thousands, except percentages):

	December 31,	December 31,	September 30,
	2009	2009	2009
	Interest Rate	Principal Amount	Principal Amount
ABE Fairmont senior credit facility — variable	3.64%	$52,850	$55,450
ABE Fairmont senior credit facility — fixed	7.53%	20,000	20,000
ABE Fairmont seasonal line — variable	3.34%	3,000	3,000
ABE Fairmont subordinate exempt facilities bonds — fixed	6.75%	7,000	7,000
HGF senior credit facility — fixed	8.50%	87,979	87,979
HGF working capital — fixed	8.50%	7,100	7,100
HGF subordinated solid waste facilities revenue bonds — fixed	8.25%	19,000	19,000
HGF notes payable — fixed	8.27%	4,213	4,213
HGF accrued interest		12,433	9,917
ABE PJC Capital note — fixed	10.0%	3,710	9,269

Total outstanding		217,285	222,928
Less: Amounts due within one year		(148,650)	(146,303)

Long-term debt		$68,635	$76,625

The estimated maturities of debt at December 31, as follows (in thousands):

2010	$148,650
2011	11,215
2012	11,215
2013	11,215
2014	12,065
Thereafter	22,925

Total debt	$217,285

Senior Credit Facility for the Fairmont Plant
     ABE Fairmont has a senior credit facility with Farm Credit consisting of a $58.3 million term loan, known as term loan A and a $25.0 million revolving term loan, known as term loan B. Farm Credit also extended a $6.0 million revolving seasonal line for financing eligible grain inventory and equity in CBOT futures positions, which expires April 1, 2010.
     At December 31, 2009, ABE Fairmont had $47.9 million outstanding on term loan A. ABE Fairmont must make quarterly principal installments of $2.6 million through February 2014, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance on May 2014. For each fiscal year ending September 30, 2010 through 2012, ABE Fairmont must pay an additional amount equal to the lesser of $8.0 million or 75% of its free cash flow. At December 31, 2009, ABE Fairmont had $25.0 million outstanding on the revolving term loan B. On the earlier of December 1, 2014 or nine months following complete repayment of term loan A, ABE Fairmont will begin repayment of revolving term loan B in $5.0 million semi-annual principal payments. ABE Fairmont pays interest monthly at 7.53% on $20.0 million and a variable rate based on the 30 day LIBOR rate on the remaining outstanding debt.
     ABE Fairmont drew $3.0 million under the revolving seasonal line and had $3.0 million remaining available at December 31, 2009. Farm Credit also extended a $2.0 million revolving credit facility for financing third party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease effectively reducing the financing available from the $2.0 million revolving credit facility by $911,000.
     The loans are secured by a first mortgage on all of ABE Fairmont’s real estate and a lien on all of ABE Fairmont’s personal property. While the credit facilities are outstanding, ABE Fairmont is subject to certain restrictive loan covenants, including but not limited to, minimum working capital, net worth and debt service coverage ratios, as well as limitations on capital expenditures and distributions.
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

Senior Credit Agreement for the South Dakota Plants
     HGF has not made its scheduled principal and interest payments on its $88.0 million senior credit facility or interest payments on its outstanding $7.1 million working capital line since October 2008 during which time it has been operating under a bank suspension. HGF previously entered into interest rate swaps with a notional amount of $66.0 million to lock in interest rates on its floating rate debt. As a result of the defaults on the senior credit facility, the interest rate swaps were terminated in December 2008 and the fair value of the swaps were recorded as a $4.2 million note payable which continues to accrue interest at 8.27%.
     During the default period HGF has been accruing interest at the default rate of 8.50% on the senior credit facility and had $11.6 million of accrued but unpaid interest on its facilities at December 31, 2009. As a result of the defaults all principal amounts owed on the senior credit facility have been classified as current debt in this report.
Subordinate Solid Waste Facilities Revenue Bonds
     The $19.0 million Brown County Revenue Bonds were issued pursuant to a bond trust indenture with maturities of $5.8 million in January 2016; $6.3 million in January 2017, and $6.9 million in January 2018, with interest rates of 8.25%. At December 31, 2009, HGF had accrued $784,000 of unpaid interest on the Revenue Bonds. The revenue bonds are secured by a pledge to the trustee of a continuing security interest and lien in all of the estate, right, title and interest of HGF and ABE Heartland. In addition, HGF has granted a subordinate mortgage lien and security interest in its existing facilities to the trustee to secure the payment of the obligations of HGF.
     The defaults on the senior credit facility also represented a default on the revenue bonds and all principal amounts owed on the revenue bonds have been classified as current debt in this report.
HGF Restructuring
     In September 2009, HGF’s senior lenders commenced discussion with the Company to explore alternatives to foreclosing on the Company’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders. These discussions are ongoing, and the Company intends to pursue with HGF’s senior lenders, as well as the subordinated revenue bond holders, a restructuring of the current lending arrangements for HGF that will permit the Company to maintain a significant portion of its ownership of those facilities. Nonetheless, there can be no assurance that the Company will be successful in restructuring its current lending arrangements or, if an agreement is reached, whether the terms of any such agreement may permit the Company to retain a significant ownership interest in HGF. If the Company is unable to successfully restructure the obligations to HGF’s senior lenders, ABE may be obligated to transfer its equity interest in HGF to the senior lenders and subordinated revenue bond holders.
PJC Capital Secured Note — Advanced BioEnergy LLC
     The Company issued a $9.8 million note to PJC Capital, LLC (the “PJC Capital Note”) in August 2009, which accrues interest at 10%, requires monthly payments totaling $50,000 and matures on October 1, 2012. The Company subsequently received $4.4 million from units issued in connection with its private offering, which were remitted as principal payments on the PJC Capital Note. In October 2009, the Company remitted $1.7 million of funds previously used to collateralize a letter of credit to PJC Capital. The PJC Capital Note balance at December 31, 2009 was $3.7 million. The restructured note requires the Company to remit future tax reimbursements from the Nebraska Advantage Act, ABE Fairmont annual dividends and proceeds from the sale of future units to PJC Capital until the PJC Capital Note is paid in full.
5. Member’s Equity and Subsequent Events Private Offering
Private Offering
     In October 2009, the Company completed a private offering in which it raised $7.4 million in net proceeds from the issuance of 5,164,218 units, of which, the Company received net proceeds of $4.7 million from the issuance of 3,333,333 units to Hawkeye Energy Holdings, LLC (“Hawkeye”). and $1.4 million from 971,003 units subscribed for by certain accredited investors prior to September 30, 2009. In October 2009, the Company received an additional $1.3 million in net proceeds from the issuance of 859,882 units.
Investment by Hawkeye Energy Holdings, LLC
     In the event that the Company at any time prior to October 21, 2010 issue additional units for less than $1.50 per unit, the Company has agreed to issue Hawkeye such additional number of units as it would have purchased had their subscription price been for such lower offering price.
Warrants
     In connection with the PJC Capital Note, the Company issued 532,671 warrants to purchase units of the Company. The warrants have an exercise price of $1.50 per unit and expire in October 2014. The warrants contain a strike price adjustment feature, which upon adoption of recent accounting guidance, resulted in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, the classification and the related accounting for these warrants changed (from equity to liability) on October 1, 2009. As of that date, the Company reclassified $489,000 from equity to a liability representing the fair value of the warrants, based on $.92 per warrant, as calculated using the Black–Scholes valuation model. During the three months ended December 31, 2009, the liability was adjusted for the change in fair value of the warrants and the Company recorded an unrealized gain of $1,000. A liability of $488,000 related to the stock warrants is included in other liabilities in our consolidated balance sheet as of December 31, 2009.
6. Major Customers
     HGF currently has an ethanol product off-take agreement with Gavilon pursuant to which it is required to sell its output of ethanol produced at the plants, less certain E-85 and local promotion retained product, at accepted bid prices per gallon less a commission. ABE Fairmont also had an agreement with Gavilon which terminated effective December 31, 2009. ABE Fairmont entered into a new marketing agreement with Hawkeye Gold which became effective on January 1, 2010. Hawkeye Gold is an affiliate of Hawkeye. The marketing agreement with Hawkeye Gold requires, among other things, that ABE Fairmont must sell, and Hawkeye Gold must purchase, all of the denatured fuel grade ethanol produced by ABE Fairmont. The initial term of the agreement is for two years, and provides for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 prior to the end of any term.
     ABE Fairmont is currently self-marketing the distillers grains it produces. HGF is party to a co-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds markets the local sale of ethanol co-products produced at the South Dakota plants to third parties for an agreed upon commission.
     Sales and receivables from the Company’s major customers were as follows (in thousands):

	December 31,	December 31,
	2009	2008
Gavilon —Ethanol
Three month revenues	$81,188	$77,609
Receivable balance	10,158	5,935
Dakotaland — HGF Distiller Grains
Three month revenues	6,079	4,942
Receivable balance	586	755
7. Risk Management
     The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains, with forward purchase and sales contracts to reduce volatility in future operating margins. In addition to holding call options to purchase 2.7 million bushels of corn and entering into contracts to purchase 4.9 million bushels of corn in which the futures price was not locked, the Company had entered into the following fixed price forward contracts at December 31, 2009 (in thousands):

Commodity	Quantity	Amount	Period Covered
Corn purchase contracts	5,521 bushels	$19,987	March 2010
Ethanol sales contracts	24,215 gallons	44,228	March 2010
Dried distiller grains sale contracts	50 tons	5,483	March 2010
     Forward contracts noted above are deemed “normal purchases and normal sales” and, therefore are not marked to market in the Company’s financial statements. When forward contracts are not available at competitive rates, the Company may engage in hedging activities using exchange traded futures contracts, OTC futures options or OTC swap agreements.
     The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the quarters ended December 31, 2009 and 2008 and the fair value of future contracts as of December 31, 2009 and September 30, 2009 (in thousands):

	Income Statement	Realized	Unrealized	Total Gain
Derivatives not designated as hedging instruments:	Classification	Gain (Loss)	Gain (Loss)	(Loss)
• Commodity Contracts for the quarter ending December 31, 2009	Cost of Goods Sold	$56	614	670
• Commodity Contracts for the quarter ending December 31, 2008	Cost of Goods Sold	$(3,111)	(27)	(3,138)

	Balance Sheet
	Classification	December 31, 2009	September 30, 2009
Futures contracts through March 2010	Current Assets	$614	—
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2009. These risks and uncertainties include, but are not limited to, the following:
•	we are in default under various existing debt financing agreements;

•	our planned operations require additional liquidity that may not be available;

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	margins can be volatile and can evaporate, which may impact our ability to meet current obligations and debt service requirements at our operating entities;

•	our hedging transactions and mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current governmental mandated tariffs, credits and standards may be reduced or eliminated and legislative acts taken by state governments such as California, related to low carbon fuels that include the effects caused by indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operation facilities may experience technical difficulties and not produce the gallons of ethanol as expected; and

•	our units are subject to a number of transfer restrictions and no public market exists for our units and none is expected to develop.
     You can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.
General
     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto.
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
     To execute our business plan, we entered into financial arrangements to build and operate ethanol production facilities in Fairmont, Nebraska, and we separately acquired HGF in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our Fairmont, Nebraska plant began in June 2006 and operations commenced at the plant in November 2007. Construction of our expansion facility in Aberdeen, South Dakota began in April 2007 and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont which owns and operates the Fairmont, Nebraska plant and HGF, which owns and operates ethanol facilities in Aberdeen and Huron, South Dakota.

     HGF has not made its scheduled principal and interest payments on its $88.0 million senior credit facility or interest payments on its outstanding $7.1 million working capital line since October 2008 during which time it has been operating under a bank suspension. On March 31, 2009 WestLB, as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of ABE’s equity interest in HGF. At such time, ABE did not intend to object to the foreclosure. The Company’s Form 10-Q for the fiscal quarters ending March 30, 2009 and June 30, 2009 reflected HGF as discontinued operations.
     In September 2009, HGF’s senior lenders commenced discussions with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders. These discussions are ongoing, and we intend to pursue with HGF’s senior lenders, as well as the subordinated revenue bond holders, a restructuring of the current lending arrangements for HGF that may permit the Company to maintain a significant portion of its ownership of those facilities. Nonetheless, there can be no assurance that the Company will be successful in restructuring its current lending arrangements or, if an agreement is reached, whether the terms of any such agreement will permit the Company to retain a significant ownership interest in HGF. If we are unable to successfully restructure the obligations to HGF’s senior lenders, ABE may be obligated to transfer its equity interest in HGF to the senior lenders and subordinated revenue bond holders.
     Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. The Company’s plants are managed and reported as one operating segment.
DRY MILL PROCESS
     Dry mill ethanol plants produce ethanol by predominantly processing corn. Other possible feeds are sorghum, milo, or other cellulosic materials. The corn is received by truck, then weighed and unloaded in a receiving building. It is then transported to storage silos. Thereafter, it is transferred to a scalper to remove rocks, cobs, and other debris before it is fed to a hammer mill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch to sugar conversion. The grain slurry is pumped into fermenters, where yeast is added, to begin the batch fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the grain mash. The 95% (190 proof) alcohol from the distillation process is then transported to a molecular sieve system where it is dehydrated to 100% alcohol (200 proof). The 200 proof alcohol is then pumped to storage tanks and blended with a denaturant, usually gasoline. The 200 proof alcohol and 2-2.5% denaturant constitute denatured fuel ethanol.
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

FACILITIES
     The table below provides a summary of our ethanol plants in operation as of February 10, 2010:

		Estimated
	Estimated	Annual	Estimated
	Annual	Distillers	Annual
	Ethanol	Grains	Corn
	Production(1)	Production(2)	Processed	Primary
Location	(Million gallons)	(Tons)	(Million bushels)	Energy Source	Builder
Fairmont, NE	110	334,000	39.3	Natural Gas	Fagen
Aberdeen, SD (2)	9	27,000	3.2	Natural Gas	Broin
Aberdeen, SD (2)	44	134,000	15.7	Natural Gas	ICM
Huron, SD	32	97,000	11.4	Natural Gas	ICM
Consolidated	195	592,000	69.6

(1)	Our plants produce and sell wet, modified wet and dried distillers grains. The stated quantities are on a fully dried basis operating at nameplate capacity.

(2)	Our plant at Aberdeen consists of two separate production facilities which operate on a separate basis.
     We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We also believe that these plants are adequately insured for replacement cost plus related disruption expenditures.
     The senior creditor of the Fairmont plant is secured by a first mortgage on the plant real estate and a security interest lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the Fairmont plant. We pledged a first-priority security interest and first lien on substantially all assets of the South Dakota plants to the collateral agent for the senior creditor of these plants and a continuing security interest in and lien on substantially all of the assets of the South Dakota plants to the trustee of the subordinated solid waste facilities revenue bonds used to finance the South Dakota plants. HGF is currently in default under its senior and subordinated loan agreements, and is discussing with its lenders alternatives to foreclosing on the collateral securing its obligations under those agreements.
     HGF currently has an ethanol product off-take agreement with Gavilon pursuant to which it is required to sell its output of ethanol produced at the plants, less certain E-85 and local promotion retained product, at accepted bid prices per gallon less a commission. ABE Fairmont also had an agreement with Gavilon which terminated effective December 31, 2009. ABE Fairmont entered into a new marketing agreement with Hawkeye Gold which became effective on January 1, 2010. Hawkeye Gold is an affiliate of Hawkeye. The marketing agreement with Hawkeye Gold requires, among other things, that ABE Fairmont must sell, and Hawkeye Gold must purchase, all of the denatured fuel grade ethanol produced by ABE Fairmont. The initial term of the agreement is for two years, and provides for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 prior to the end of any term.
     We currently sell 77.2% of our distillers grains production as dried which has an indefinite life and can be transported by truck or rail, 5.1% as modified distillers grains and 17.7% as wet. Wet and modified distillers grains can only be marketed locally and regionally through truck markets and have a shelf lives of 10 days and 3 weeks, respectively. ABE Fairmont is self-marketing the distillers grains it produces. HGF is party to a co-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds markets the local sale of distiller grains produced at the South Dakota plants to third parties for an agreed upon commission. Selling prices for distillers grains are seasonal, declining in the spring and summer seasons as cattle return to pasture grazing thereby decreasing demand for animal feed.
Plan of Operations Through September 30, 2010
     Our primary focus the next twelve months is continuing with operational improvements at each of our operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and by product production, increasing production capacity at each of our plants, continuing our emphasis on safety and environmental regulation, reducing our operating costs and optimizing our margin opportunities through prudent risk management policies.
     Another primary focus for the Company will be to finalize and complete a restructuring of the current HGF loans with the senior and subordinate lenders.

RESULTS OF OPERATIONS
Quarter Ended December 31, 2009 Compared to Quarter Ended December 31, 2008
     The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended December 31, 2009 and 2008:

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	49,651	$1.66	44,729	$1.76
Dried distillers grains (tons)	115	92.72	84	145.41
Wet distillers grains (tons)	88	35.67	145	52.41

Corn (bushels)	17,998	$3.47	16,518	$4.29
Gas (mmbtus)	1,377	4.48	1,254	5.51
Net Sales
     Net sales for quarter ended December 31, 2009 were $96.3 million compared to $98.9 million for the quarter ended December 31, 2008, a decrease of $2.6 million or 2.6%. The decrease in revenues was due to a decrease in average prices of ethanol and distillers grains of 5.7% and 36.2%, respectively. During the fiscal quarters ending December 31, 2009 and 2008, 85.4% and 79.9%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distiller’s grains. Gallons sold increased 4.9 million or 11.0% from the prior year quarter, due to production improvements at all facilities.
Cost of Goods Sold
     Costs of goods sold for the quarter ending December 31, 2009 were $84.1 million, compared to $98.8 million for the quarter ending December 31, 2008, a decrease of $14.7 million or 14.9%. Costs of goods sold included a corn related hedging gain of $670,000 in the quarter ended December 31, 2009 and a loss of $3.1 million in the quarter ended December 31, 2008. Corn costs represented 74.2% and 71.7% of cost of sales for the fiscal quarters ending December 31, 2009 and 2008. Physically delivered corn costs decreased 19.1% from $4.29 per bushel in the quarter ending December 31, 2008 to $3.47 per bushel for the quarter ending December 31, 2009. The decrease in corn cost per bushel was due to favorable crop conditions in 2009, additional acreage and less international demand. Natural gas costs represented 7.3% and 7.0% of cost of sales for the fiscal quarters ending December 31, 2009 and 2008. Our average gas prices decreased from $5.51 per mmbtu in the quarter ending December 31, 2008 to $4.48 per mmbtu in the quarter ending December 31, 2009.
Gross Profit
     Our gross profit for the quarter ending December 31, 2009 was $12.1 million, compared to gross profit of $76,000 for the quarter ending December 31, 2008. The increase was primarily due to the increased production, the decrease in the corn costs, along with an improvement in corn related hedging results.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees as well as certain non-recurring charges. Overall selling, general and administrative costs declined approximately $395,000, or 15.9%, to $2.1 million for the quarter ending December 31, 2009. Selling, general and administrative expenses as a percentage of sales have declined from 2.5% the quarter-ended December 31, 2008 to 2.2% in 2009.
Interest Expense
     Interest expense for the quarter ending December 31, 2009 was $3.9 million, compared to $8.5 million for the quarter ended December 31, 2008, a decrease of $4.6 million. In the quarter ended December 31, 2008, we recorded an interest charge of $4.2 million in connection with the cancellation of the $66 million of interest rate swaps. These swaps were terminated as a result of defaulting on HGF’s senior credit facility.

TRENDS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS
Overview
     In the first eleven months of 2009 the United States consumed 9.9 billion gallons of ethanol representing approximately 5% of the finished motor gasoline gallons consumed. The United States produced 9.7 billion gallons of ethanol in the first eleven months of 2009 and imported the remainder. Ethanol is currently blended with gasoline to meet regulatory standards, as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative.
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
     We focus on locking in margins based on the cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible.
     In the quarter ended December 31, 2009, the average Opis Spot Ethanol Assessment was $2.03 per gallon and the average NYMEX RBOB was $1.94 per gallon, or approximately $.09 per gallon below ethanol prices. We believe additional ethanol supply from existing plants that were temporarily taken off-line may come on-line in the near future and blenders will approach the 10% federal blend wall, which may reduce wholesale ethanol prices compared to gasoline.
     Federal policy has a significant impact on ethanol market demand. Ethanol blenders benefit from incentives that encourage usage and a tariff on imported ethanol that supports the domestic industry. Additionally, the renewable fuels standard (“RFS”) mandates increased level of usage of both corn-based and cellulosic ethanol. Any adverse ruling on, or legislation affecting, RFS mandates in the future could have an adverse impact on short-term ethanol prices and our financial performance in the future. Growth Energy, an ethanol industry trade organization, has requested a waiver from the EPA to increase the amount of ethanol blended into gasoline from the 10 percent blend up to a 15 percent blend (E15). We feel there is a strong possibility to see increased blends without having to increase the RFS mandate.
     We believe the ethanol industry expand due to these federal mandates and policies. However, we expect the rate of industry expansion to slow significantly because the lack of available capital to finance new construction. In addition, state regulatory activity may also negatively impact the consumption of corn-based ethanol in certain domestic markets, such as California, due to low carbon fuel standards that take into consideration the effects caused by indirect land use.
     The ethanol industry and our business depend upon continuation of the federal and state ethanol supports such as RFS, the Volumetric Ethanol Excise Tax Credit (“VEETC”) and import tariffs. These government incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the government incentives may be continued at lower levels than those at which they currently exist. The elimination or reduction of the federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income.

The Renewable Fuels Standard
     The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. The RFS was revised by the Environmental Protection Agency (“EPA”) in May 2009 (“RFS2”) and applies to refineries, blenders, distributors and importers. We believe the RFS2 program will increase the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. The RFS2 requires that 12.95 billion gallons be sold or dispensed in 2010, increasing to 36 billion gallons by 2022, representing 11% of the anticipated gasoline and diesel consumption. In 2010, RFS2 requires refiners and importers to blend renewable fuels totaling at least 8.25% of total fuel volume, of which 7.4% of total fuel volume can be derived from corn-based ethanol.
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
Blending Incentives (VEETC)
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

COMPETITION
Ethanol
     The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of October 2009, current U.S. ethanol production capacity is 13.1 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Cargill, Incorporated, Green Plains Renewable Energy, Inc., POET, LLC and Valero Renewable Fuels. Producers of this size may have an advantage over us from economies of scale and negotiating position with purchasers. We market our ethanol primarily on a regional and national basis. We believe that we are able to reach the best available markets through the use of experienced ethanol marketers and by the rail delivery methods we utilize. Our plants compete with other ethanol producers on the basis of price, and, to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices as well as unit train capability that can reach the west coast markets at favorable rates.
Distillers Grains
     Sales of distillers grains have represented 14.6% and 20.1% of our revenues for the quarters ended December 31, 2009 and 2008. When the plants are operating at capacity they produce approximately 592,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn. Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains, modified wet distillers grains with solubles, known as modified distillers grains, and dry distillers grains with solubles. Wet and modified distillers grains have been dried to approximately 64% and 44% moisture levels respectively and have a shelf life of approximately 10 days and are predominately sold to nearby markets. Dried distillers grains have been dried to 13% moisture, have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.
     We compete with other ethanol producers in the sales of distillers grains as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. As of December 2009, Nebraska had 23 ethanol plants producing an aggregate of 1.6 billion gallons of ethanol per year, and South Dakota had 16 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, including our plants. Most of these plants produce distillers grains.
     We currently sell 77.2% of our distillers grains production as dried which has an indefinite life and can be transported by truck or rail, 5.1% as modified distillers and 17.7% as wet.
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

Advanced BioEnergy, LLC
     ABE had cash and cash equivalents of $3.4 million on hand at December 31, 2009. The PJC Capital Note had an outstanding balance of $3.7 million at December 31, 2009, accrues interest at 10%, requires monthly payments totaling $50,000 and matures on October 1, 2012. The PJC Capital Note requires the Company to forward future tax reimbursements from the Nebraska Tax Advantage Act, ABE Fairmont annual dividends, and proceeds from the future issuance of units to PJC Capital, until the PJC Capital Note is paid in full.
     The Company believes it can service the remainder of the obligation through Nebraska Advantage Act tax refunds, cash on hand and/or distributions from ABE Fairmont. At December 31, 2009 the company recorded a Nebraska Advantage Act receivable of $4.0 million and anticipates receiving the funds in December 2010.
ABE Fairmont
     ABE Fairmont had cash and cash equivalents of $16.1 million and restricted cash of $1.4 million on hand at December 31, 2009. The restricted cash is held in escrow for future debt service payments. As of December 31, 2009, ABE Fairmont had $72.9 million in senior secured credit and $7.0 million of subordinate exempt facilities revenue bonds outstanding. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest payments on its outstanding subordinate exempt revenue bonds. ABE Fairmont is required to make quarterly principal payments of $2.6 million on its senior secured credit. Annual principal payments of $815,000 on the subordinate exempt facilities revenue bonds commence in December 2010.
     ABE Fairmont anticipates using available cash and working capital to fund current operations, invest in capital equipment and make required debt service payments on its debt. ABE Fairmont is allowed to make cash distributions to its parent company (Advanced BioEnergy, LLC) if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principals and other terms contained in its senior secured credit agreement. The distribution is subject to the completion of ABE Fairmont’s financial statement audit and upon making any distribution, ABE Fairmont must remain in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. ABE Fairmont’s senior secured credit agreement also requires an annual cash sweep subject to a free cash flow calculation as defined in its senior secured credit agreement. This cash sweep requires ABE Fairmont for each fiscal year ending in 2010 through 2012, to make a payment equal to the lesser of $8.0 million or 75% of its free cash flow after distributions, not to exceed $16.0 million in the aggregate for all of these cash flow payments.
     We believe ABE Fairmont has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months. In addition to the cash on hand, ABE Fairmont has a $6.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires April 1, 2010. The Company has drawn $3 million on the revolving credit facility at December 31, 2009 and had $3 million remaining available. ABE Fairmont also has a $2.0 million revolving credit facility for financing third party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease reducing the financing available from the $2.0 million revolving credit facility by $911,000.
     ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth and annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in compliance with all covenants at December 31, 2009.
Heartland Grain Fuels
     HGF had cash and cash equivalents of $9.9 million and $801,000 of cash restricted for debt service payments. HGF has not made its scheduled principal and interest payments on the $88.0 million senior credit facility or interest payments on the outstanding $7.1 million working capital line since October 2008. During the default period, HGF has been accruing interest at the default rate of 8.5%. As a result of the defaults all principal amounts owed on the senior credit facility have been classified as current debt in this report.
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
     In September 2009, HGF’s senior lenders commenced discussion with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders. These discussions are ongoing, and we intend to pursue with HGF’s senior lenders, as well as the subordinated revenue bond holders, a restructuring of the current lending arrangements for HGF that will permit the Company to maintain a significant portion of its ownership of those facilities. Nonetheless, there can be no assurance that the Company will be successful in restructuring its current lending arrangements or, if an agreement is reached, whether the terms of any such agreement will permit the Company to retain a significant ownership interest in HGF. If we are unable to successfully restructure the obligations to HGF’s senior lenders, ABE may be obligated to transfer its equity interest in HGF to the senior lenders and subordinated revenue bond holders.
CREDIT ARRANGEMENTS
     Long-term debt consists of the following (in thousands, except percentages):

	December 31,	December 31,	September 30,
	2009	2009	2009
	Interest Rate	Principal Amount	Principal Amount
ABE Fairmont senior credit facility — variable	3.64%	$52,850	$55,450
ABE Fairmont senior credit facility — fixed	7.53%	20,000	20,000
ABE Fairmont seasonal line — variable	3.34%	3,000	3,000
ABE Fairmont subordinate exempt facilities bonds — fixed	6.75%	7,000	7,000
HGF senior credit facility — fixed	8.50%	87,979	87,979
HGF working capital — fixed	8.50%	7,100	7,100
HGF subordinated solid waste facilities revenue bonds — fixed	8.25%	19,000	19,000
HGF notes payable — fixed	8.27%	4,213	4,213
HGF accrued interest		12,433	9,917
ABE PJC Capital note — fixed	10.0%	3,710	9,269

Total outstanding		217,285	222,928
Less: Amounts due within one year		(148,650)	(146,303)

Long-term debt		$68,635	$76,625

The estimated maturities of debt at December 31, as follows (in thousands):

2010	$148,650
2011	11,215
2012	11,215
2013	11,215
2014	12,065
Thereafter	22,925

Total debt	$217,285

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
Derivative Instruments/Due From Broker
     On occasion, the Company has entered into derivative contracts to hedge the Company’s exposure to price risk related to future corn purchases and future ethanol sales. Accounting for derivative contracts requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.
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
GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING
     We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. We anticipate receiving up to 10% of the investment in the Nebraska plant through the recovery of certain sales taxes paid on construction costs and future purchases, as well as reductions in income taxes over the next 13 years. Under the Nebraska Advantage Act, we also anticipate recovery of 5% of the annual costs of the newly created employment positions, pursuant to offsets to future payroll taxes. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or credits or deductions.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended December 31, 2009, sales of ethanol represented 85.4% of our total revenues and corn costs represented 74.2% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At December 31, 2009, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $1.95 and $4.14, respectively.
     We are also subject to market risk on the selling prices of our distiller grains, which represent 14.6% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grain spot price for local customers was $112 per ton at December 31, 2009.
     We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 7.3% of total cost of sales for the quarter ended December 31, 2009. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At December 31, 2009, the price of natural gas on the NYMEX was $5.57 per mmbtu.
     To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At December 31, 2009 we guaranteed prices for our ethanol representing 49.7% of our ethanol gallons sold through March 2010 by entering into flat priced contracts. At December 31, 2009 we had entered into forward sale contracts representing 33% of our expected distiller grain production and we had entered into forward purchase contracts representing 31.7% of our current corn requirements through March 2010. At December 31, 2009, our January gas usage prices were fixed with our natural gas providers.
     The following represents a sensitivity analysis that estimates our annual exposure to market risk with respect to our current corn and natural gas requirements and ethanol sales. Market risk is estimated as the potential impact on operating income resulting from a hypothetical 10% change in the current ethanol, distiller grains, corn, and natural gas prices. The results of this analysis, which may differ from actual results, are as follows:

	Estimated
	at Risk		Hypothetical		Change in Annual
	Volume(1)		Change in	Spot	Operating Income
	(In millions)	Units	Price	Price(2)	(In millions)
Ethanol	98.1	gallons	10.0%	$1.95	$19.1
Distiller grains	.39	tons	10.0%	112	4.4
Corn	47.5	bushels	10.0%	4.14	24.9
Natural gas	3.5	btus	10.0%	5.57	2.0

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 49.7% of our expected annual gallons capacity of 195 million gallons. The volume of distiller grains at risk is based on the assumption that we will enter into contracts for 33.8% of our expected annual distiller grain production of 592,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 31.7% of our estimated current 69.6 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in one month’s gas usage.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grain price per ton as of December 31, 2009.
INTEREST RATE/FOREIGN EXCHANGE RISK
     Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of December 31, 2009, we had $55.9 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest would change by $559,000.

     We have no international sales. Substantially all of our purchases are denominated in U.S. dollars. Therefore we do not consider future earnings subject to foreign exchange risk.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In June 2009, Revis Stephenson, the Company’s former director and chairman of the board and former chief executive officer, filed a demand for arbitration with the American Arbitration Association alleging that the Company breached its employment agreement with Mr. Stephenson when it terminated his employment in January 2009. Mr. Stephenson is seeking additional compensation, including but not limited to two years of compensation and benefits. The Company filed an answer in July 2009 and discovery is ongoing. The arbitration has been scheduled for September 2010.
Item 1A. Risk Factors
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 15, 2009, we sold an aggregate of 60,488 units to Ethanol Capital Partners, L.P. Series T and Ethanol Capital Partners, L.P. Series R, each of which are affiliates of Clean Energy Capital, LLC, one of our largest unitholders. These units were sold as part of the private offering we previously reported on a Current Report on Form 8-K dated as of October 9, 2009 (“Form 8-K”). The issuance of these units was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), in accordance with Section 4(2) of the Act and Regulation D under the Act.
     We had reasonable grounds to believe that each of Ethanol Capital Partners, L.P. Series T and Ethanol Capital Partners, L.P. Series R was an “accredited investor” within the meaning of Rule 501 of Regulation D. In addition, each investor was provided access to business and financial information about us and represented that it is capable of bearing the economic risk of the investment. Each certificate evidencing securities issued to the investors included a legend to the effect that the units were not registered under the Securities Act of 1933 and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transactions.
     Other than the sales described above and the sales previously reported on the Form 8-K, we had no other sales of equity securities that were not registered under the Act during the period covered by this report.

Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
Item 6. Exhibits
          The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC
Date: February 16, 2010	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer, President, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing
3.1	Certificate of Formation	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006

3.2	Third Amended and Restated Operating Agreement of the Registrant dated as of February 1, 2006 as amended on September 18, 2009	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 24, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically