Form 10-Q
period 2010-03-31
Advanced BioEnergy, LLC
filed 2010-05-10
CIK 1325740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2010

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

As of May 10, 2010, the number of outstanding units was 17,814,180.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	September 30,
	2010	2009
	(Unaudited)
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$37,955	$26,367
Receivables:
Trade accounts receivable	11,727	9,613
Other receivables	4,138	3,090
Derivative financial instruments	425	—
Inventories	12,892	7,618
Prepaid expenses	3,271	2,242
Current portion of restricted cash	1,310	6,767

Total current assets	71,718	55,697
Property and equipment, net	192,050	203,364
Other assets:
Restricted cash	1,153	1,146
Other assets	2,182	2,146

Total Assets	$267,103	$262,353

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$7,345	$6,057
Accrued expenses	5,991	5,490
Current portion of long-term debt	148,063	146,303

Total current liabilities	161,399	157,850
Deferred income	5,217	5,554
Long-term debt	66,035	76,625
Other liabilities	618	535
Members’ equity:
Members’ capital, no par value, 20,000,000 units authorized; 17,814,180 and 15,985,295 issued and outstanding, and 0 and 971,003 units subscribed for at March 31, 2010 and September 30, 2009, respectively	161,177	160,392
Retained deficit	(127,343)	(138,603)

Total members’ equity	33,834	21,789

Total liabilities and members’ equity	$267,103	$262,353

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Unaudited)
	(Dollars in thousands, except per unit data)

Net sales
Ethanol and related products	$98,574	$86,299	$194,580	$184,811
Other	167	127	416	469

Total net sales	98,741	86,426	194,996	185,280
Cost of goods sold	88,199	86,747	172,329	185,525

Gross profit (loss)	10,542	(321)	22,667	(245)
Selling, general and administrative	2,217	2,679	4,314	5,172
Impairment of long-lived assets	—	8,666	—	8,666

Operating income (loss)	8,325	(11,666)	18,353	(14,083)
Other income	275	500	266	590
Interest income	17	48	60	128
Interest expense	(3,511)	(10,092)	(7,419)	(18,553)

Net income (loss)	$5,106	$(21,210)	$11,260	$(31,918)
Other comprehensive income:
Interest rate swap obligation	—	—	—	1,786

Comprehensive income (loss)	$5,106	$(21,210)	$11,260	$(30,132)

Weighted average units outstanding — basic	17,800,180	12,620,362	17,729,311	12,270,408
Weighted average units outstanding — diluted	17,800,180	12,620,362	17,729,311	12,270,408
Income (loss) per unit — basic	$0.29	$(1.68)	$0.64	$(2.46)
Income (loss) per unit — diluted	$0.28	$(1.68)	$0.63	$(2.46)

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity
For the Six Months Ended March 31, 2010

	Member	Member	Retained
	Units	Capital	Deficit	Total
	(Dollars in thousands)
	(Unaudited)

MEMBERS’ EQUITY — September 30, 2009	15,985,295	$160,392	$(138,603)	$21,789
Cumulative effect of change in accounting principle — October 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative warrant liability	—	(489)	—	(489)
Issuance of previously subscribed units	971,003	—	—	—
Unit compensation expense	—	23	—	23
Put options exercised	(2,000)	(3)	—	(3)
Units issued — private placement offering (net)	859,882	1,254	—	1,254
Net income	—	—	11,260	11,260

MEMBERS’ EQUITY — March 31, 2010	17,814,180	$161,177	$(127,343)	$33,834

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,	March 31,
	2010	2009
	(Dollars in thousands) (Unaudited)

Cash flows from operating activities
Net income (loss)	$11,260	$(31,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,886	13,028
Amortization of deferred financing costs	66	528
Amortization of deferred income	(337)	—
Amortization of lease liability	(191)	—
Amortization of debt discount	308	—
Impairment of HGF property and equipment	—	13,565
Unit compensation expense	23	57
Termination and accrual of interest rate swap settlement charges	—	4,213
Unrealized gain on warrant derivative	(35)	—
Unrealized gain on derivative financial instruments	(425)	(1,242)
Changes in working capital components:	—	—
Receivables	(2,062)	2,307
Inventories	(5,274)	(294)
Prepaid expenses	(1,029)	(239)
Accounts payable	1,288	(559)
Accrued expenses	5,488	4,810

Net cash provided by operating activities	19,966	4,256

Cash flows from investing activities
Purchase of property and equipment	(672)	(658)
Change in other assets	—	253
Change in restricted cash held in escrow	5,450	(487)

Net cash provided by(used in) investing activities	4,778	(892)

Cash flows from financing activities
Payments on debt	(14,305)	(5,253)
Proceeds from issuance of units	1,254	—
Proceeds from long-term debt	—	3,000
Repurchase of units	(3)	(6)
Payment of deferred financing cost	(102)	—

Net cash (used in) financing activities	(13,156)	(2,259)

Net increase in cash and cash equivalents	11,588	1,105
Beginning cash and cash equivalents	26,367	18,927

Ending cash and cash equivalents	$37,955	$20,032

Supplemental disclosure of non-cash transactions
Accrued interest at HGF transferred to debt	$4,987	$—
Other receivable offset against equipment	1,100	—
Warrant obligation recognized as liability	489	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,429	$4,668

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and 2009
(Unaudited)

1.	Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) ABE Heartland, LLC (f/k/a HGF Acquisition, LLC), Dakota Fuels, Inc. and Heartland Grain Fuels, L.P. (“HGF”). All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. The financial information as of March 31, 2010 and the results of operations for the six months ended March 31, 2010 are not necessarily indicative of the results for the fiscal year ending September 30, 2010.

The Company currently operates three ethanol production facilities in the U.S. with a combined production capacity of 195 million gallons per year. ABE Fairmont commenced operations at the 110-million-gallon facility in Fairmont, Nebraska in October 2007. The Company acquired HGF and its existing facilities in Aberdeen and Huron, South Dakota in November 2006, and HGF commenced operations at the new 44-million-gallon Aberdeen facility in Aberdeen, South Dakota in January 2008.

HGF has not made its scheduled principal and interest payments on its $88.0 million senior credit facility or interest payments on its outstanding $7.1 million working capital line since October 2008, during which time it has been operating under a bank suspension. On March 31, 2009, WestLB, as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of ABE’s equity interest in HGF. At such time, ABE did not intend to object to the foreclosure. The Company’s Form 10-Q for the fiscal quarters ending March 30, 2009 and June 30, 2009 reflected HGF as discontinued operations.

In September 2009, HGF’s senior lenders commenced discussions with the Company to explore alternatives to foreclosing on our equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders to permit the Company to maintain a significant portion of its ownership of HGF. Accordingly, we are no longer reflecting HGF’s financial results as discontinued operations in our financial statements, and have reconsolidated HGF’s financials with ABE’s for current and past reporting periods. On April 8, 2010, the Company filed a Report on Form 8-K indicating that the Company had entered into a Lock-Up and Voting Agreement with HGF, and certain of HGF’s lenders, which contemplates a restructuring of HGF’s debt (the “Restructuring”). In connection with the Restructuring, the Company also announced that it had entered into a Backstop Commitment Agreement with Hawkeye Energy Holdings, LLC (“Hawkeye”), whereby Hawkeye agreed to purchase in a private placement units of the Company at $1.50 per unit sufficient for the Company to contribute $10 million of additional capital to HGF, subject to certain conditions, in order to facilitate the Restructuring.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. Under the bank suspension imposed by the default on the HGF senior credit agreement, HGF’s operating accounts require bank approval before withdrawals can be processed, but continue to be used for normal operations of HGF and, therefore, are grouped with cash and cash equivalents. The Company’s restricted cash includes cash held for debt service.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, interest rate swaps, derivative financial instruments, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the debt instruments at ABE and ABE Fairmont further described in Note 4 approximate fair value. The Company believes it is not practical to estimate the fair value of the HGF debt instruments due to their default status and the pending debt restructuring. Should the restructuring occur, the Company anticipates that the carrying value of the debt will be reduced by $16.8 million. The fair value of all other financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Fair Value Measurements

In determining fair value of its derivative financial instruments and warrant liabilities, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three fair-value hierarchy categories:

Level 1:  Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:  Valuations for assets and liabilities traded in less-active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

Level 3:  Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Commodity futures and exchange-traded commodity options contracts are reported at fair value, utilizing Level 1 inputs. For these contracts, the Company obtains fair-value measurements from an independent pricing service. The fair-value measurements consider observable data that may include dealer quotes and live-trading levels from the CBOT and NYMEX markets.

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on March 31, 2010, utilized to measure fair value (amounts in thousands):

	Total	Level 1	Level 2	Level 3

Assets — Derivative Financial Instruments	$425	$425	$—	$—
Liabilities — Warrant Derivative	454	—	—	454

The stock warrants issued contain a strike price adjustment feature, as described in Note 5. We calculated the fair value of the warrants using the Black — Scholes valuation model. During the six months ended March 31, 2010, we recognized an unrealized gain of $35,000 related to the change in the fair value of the warrant derivative liability.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used in the Black-Scholes valuation model were as follows:

March 31,
2010

Market value(1)	$1.50
Exercise Price	$1.50
Expected volatility	103.25%
Expected life (years)	2.25
Risk-free interest rate	1.38%
Forfeiture rate	—
Dividend rate	—

(1)	Market value based on recent unit transactions.

The following table reflects the activity for liabilities measured at fair value, using Level 3 inputs for the six months ended March 31, 2010 (amounts in thousands):

Initial recognition of warrant derivative as of October 1, 2009	$489
Unrealized gain related to the change in fair value	(35)

Balance as of March 31, 2010	$454

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

Although the Company believes its current outstanding derivative positions are economic hedges, none have been designated as a hedge for accounting purposes, and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current-period earnings.

Receivables

Credit sales are made to all qualified customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

At March 31, 2010, the Company had $4.0 million of other receivables from the Nebraska Advantage Act that, when collected, is required to be used to repay the loan from ABE Fairmont as described below in Note 4, unless this debt has been paid in full.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Corn, chemicals, supplies, work in process, ethanol and distillers grains inventories are stated at the lower of cost or market on a weighted-cost basis.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation, computed using the straight-line method over the estimated useful lives:

Buildings	40 Years
Process equipment	10 Years
Office equipment	5-7 Years

Maintenance and repairs are charged to expense as incurred. Major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount on the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss is measured by the amount by which the carrying value of the asset exceeds the estimated fair value on that date.

Deferred Financing Costs

The Company deferred costs incurred to raise debt financing until the related debt was issued. In March 2009 the Company expensed the remaining unamortized $4.9 million of deferred financing costs incurred on HGF’s initial financing of the senior creditor and Brown County Revenue Bonds due to HGF being in default and the uncertainty in receiving future benefit from these fees.

Revenue Recognition

Ethanol revenue is recognized when product title is transferred to the customer as specified in the contractual agreements with the marketers. At ABE Fairmont, the title is transferred upon the release of the product for shipment and at HGF, the title transfers when the product is loaded onto the rail cars. Revenue from the sale of co-products is recorded when title transfers to customers which generally occurs at the time of shipment. Co-products and related products are generally shipped free on board (FOB) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

Shipping Costs

Effective January 1, 2010, ABE Fairmont no longer receives a net of freight price from its marketer and as a result is now responsible for freight costs incurred on these shipments. The Company classifies shipping costs as a component of cost of goods sold in the consolidated statements of operations.

Income Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Unvested units are considered unit equivalents and are considered in the diluted income-per-unit computation, but have not been included in the computations of diluted loss per unit as their

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect would be anti-dilutive. Basic earnings and diluted earnings per share data were computed as follows (in thousands except per unit data):

	Three Months Ended	Six Months Ended
	March 31, 2010	March 31, 2010

Numerator:
Net income for basic earnings per share	$5,106	$11,260
Less: gain in fair value of warrant derivative liability	(34)	(35)

Net income for diluted earnings per share	5,072	11,225
Denominator:
Basic and diluted common shares outstanding	17,800	17,729
Earnings per share basic	$.29	$.64

Earnings per share diluted	$.28	$.63

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimated.

2.	Inventories

A summary of inventories is as follows (in thousands):

	March 31,	September 30,
	2010	2009

Corn	$3,399	$1,341
Chemicals	909	489
Work in process	1,904	1,893
Ethanol	4,102	1,678
Distillers grain	678	412
Supplies and parts	1,900	1,805

Total	$12,892	$7,618

3.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	March 31,	September 30,
	2010	2009

Land	$3,962	$3,962
Buildings	21,324	21,295
Process equipment	215,370	215,820
Office equipment	1,265	1,273
Construction in process	110	80

	242,031	242,430
Accumulated depreciation	(49,981)	(39,066)

Property and equipment, net	$192,050	$203,364

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2009, the Company recorded an impairment of $8.7 million based on the expected future cash flows from HGF.

4.	Long-Term Debt and Subsequent Events

Long-term debt consists of the following (in thousands, except percentages):

	March 31,	March 31,	September 30,
	2010	2010	2009
	Annual	Principal	Principal
	Interest Rate	Amount	Amount

ABE Fairmont senior credit facility — variable	3.64%	$50,250	$55,450
ABE Fairmont senior credit facility — fixed	7.53%	20,000	20,000
ABE Fairmont seasonal line — variable		—	3,000
ABE Fairmont subordinate exempt facilities bonds — fixed	6.75%	7,000	7,000
HGF senior credit facility — fixed	8.50%	87,979	87,979
HGF working capital — fixed	8.50%	7,100	7,100
HGF subordinated solid waste facilities revenue bonds — fixed	8.25%	19,000	19,000
HGF notes payable — fixed	8.27%	4,213	4,213
HGF accrued interest		14,904	9,917
ABE PJC Capital note — fixed	10.00%	3,652	9,269

Total outstanding		214,098	222,928
Less: Amounts due within one year		(148,063)	(146,303)

Long-term debt		$66,035	$76,625

The estimated maturities of debt at March 31, as follows (in thousands):

2011	$148,063
2012	11,215
2013	11,215
2014	11,215
2015	9,465
Thereafter	22,925

Total debt	$214,098

Senior Credit Facility for the Fairmont Plant

ABE Fairmont has a senior credit facility with Farm Credit consisting of a $58.3 million term loan, known as term loan A, and a $25.0 million revolving term loan, known as term loan B. Farm Credit also extended a $6.0 million revolving seasonal line for financing eligible grain inventory and equity in CBOT futures positions, which expires April 1, 2011.

At March 31, 2010, ABE Fairmont had $45.3 million outstanding on term loan A. ABE Fairmont must make quarterly principal installments of $2.6 million through February 2014, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance on May 2014. For each fiscal year ending September 30, 2010 through 2012, ABE Fairmont must pay an additional amount equal to the lesser of $8.0 million or 75% of its free cash flow. At March 31, 2010, ABE Fairmont had $25.0 million outstanding on

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the revolving term loan B. On the earlier of December 1, 2014 or nine months following complete repayment of term loan A, ABE Fairmont will begin repayment of revolving term loan B in $5.0 million semi-annual principal payments. ABE Fairmont pays interest monthly at an annualized interest rate of 7.53% on $20.0 million and a variable rate based on the 30-day LIBOR rate on the remaining outstanding debt.

ABE Fairmont had $0 outstanding under the revolving seasonal line and had the full $6.0 million available at March 31, 2010. Farm Credit also extended a $2.0 million revolving credit facility for financing third-party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail-car lease, effectively reducing the financing available from the $2.0 million revolving credit facility by $911,000.

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

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant

ABE Fairmont has $7.0 million of subordinate exempt facilities revenue bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan agreement is collateralized by the Fairmont plant assets. ABE Fairmont’s repayment of the loan and the security for the loan are subordinate to its senior credit facility. Annual principal payments of $815,000 are required, starting in December 2010 through December 2016, with the remainder due December 2017. ABE Fairmont is making semi-annual interest payments.

Senior Credit Agreement for the South Dakota Plants

HGF has not made its scheduled principal and interest payments on its $88.0 million senior credit facility or interest payments on its outstanding $7.1 million working capital line since October 2008, during which time it has been operating under a bank suspension. HGF previously entered into interest rate swaps with a notional amount of $66.0 million to lock in interest rates on its floating-rate debt. As a result of the defaults on the senior credit facility, the interest rate swaps were terminated in December 2008, and the fair value of the swaps was recorded as a $4.2 million note payable, which continues to accrue interest at annualized interest rate of 8.27%.

During the default period, HGF has been accruing interest at the default rate of 8.50% on the senior credit facility and had $13.7 million of accrued but unpaid interest on its facilities at March 31, 2010. As a result of the defaults, all principal amounts and accrued interest owed on the senior credit facility have been classified as current debt in this report.

Subordinate Solid Waste Facilities Revenue Bonds

The $19.0 million Brown County Revenue Bonds were issued pursuant to a bond trust indenture with maturities of $5.8 million in January 2016, $6.3 million in January 2017, and $6.9 million in January 2018, with interest rates of 8.25%. At March 31, 2010, HGF had accrued $1.2 million of unpaid interest on the revenue bonds. The revenue bonds are secured by a pledge to the trustee of a continuing security interest and lien in all of the estate, right, title and interest of HGF and ABE Heartland. In addition, HGF has granted a subordinate mortgage lien and security interest in its existing facilities to the trustee, to secure the payment of the obligations of HGF.

The defaults on the senior credit facility also represented a default on the revenue bonds, and all principal amounts owed on the revenue bonds have been classified as current debt in this report.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HGF Restructuring

In September 2009, HGF’s senior lenders commenced discussion with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders. Effective April 7, 2010, the Company entered into the Lock-Up Agreement with HGF and HGF’s lenders which contemplates the Restructuring further described in a Form 8-K filed by the Company on April 8, 2010. In connection with the Restructuring, the Company also announced that it had entered into a Backstop Commitment Agreement with Hawkeye, whereby Hawkeye agreed to purchase units of the Company at $1.50 per unit sufficient for the Company to contribute $10 million of additional capital to HGF, subject to certain conditions, in order to facilitate the Restructuring.

The terms of the Restructuring require, among other things, (1) that the Company contribute $10 million plus $2.25 million in cash to HGF, (2) HGF to apply the $10 million, plus $5 million of its cash reserves, to pay toward the obligations under the senior credit agreement and HGF to pay the senior lenders a fee of $10,000 per day until the closing, beginning on April 1, 2010, which shall accrue and be payable in full at the closing, (3) HGF to apply the $2.25 million contributed by the Company to the holder of the revenue bonds described above in full satisfaction of the debt owed under the bonds and a release and discharge of the bonds and all related agreements, (4) payment of a $3 million restructuring fee from HGF to the senior lenders due at the earlier of the final maturity date and the date on which the loans are repaid in full, (5) that HGF and the senior lenders enter into certain amendments to the senior credit agreement, including, among other things, an extension of the final maturity date, revisions to the interest rates applicable to the loans and the repayment schedule and a reduction of interest accrued through the closing on outstanding term and working capital loans to zero, and (6) HGF to convert to a Delaware limited liability company at or prior to the closing. The terms of the Restructuring also require that the revenue of HGF be applied in a particular order after the Restructuring, including to fund a debt service reserve account and a working capital reserve account, with equity distributions (other than certain tax distributions) being permitted only upon HGF meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the obligations under the senior credit agreement. There can be no assurance that the Company will be successful in the restructuring.

PJC Capital Secured Note — Advanced BioEnergy, LLC

The Company issued a $9.8 million note (the “PJC Capital Note”) to PJC Capital, LLC (“PJC Capital”) in August 2009, which accrues interest at 10%, requires monthly payments totaling $50,000 and matures on October 1, 2012. The Company subsequently received $4.4 million from units issued in connection with its private offering, which were remitted as principal payments on the PJC Capital Note. In October 2009, the Company remitted $1.7 million of funds previously used to collateralize a letter of credit to PJC Capital. The PJC Capital Note balance at March 31, 2010 was $3.7 million.

In May 2010, the Company borrowed $3 million from ABE Fairmont and used cash on hand to pay off the PJC Capital Note. ABE will be required by the senior lender at ABE Fairmont to repay principal to ABE Fairmont to reduce the outstanding balance to $2.5 million by September 30, 2010 and to repay the note (the “ABE Fairmont Note”) in full by January 31, 2011. The ABE Fairmont Note requires that all receipts from the Nebraska Advantage Act be remitted to ABE Fairmont until the note is paid in full and that ABE apply any permitted distributions related to the fiscal year ending September 30, 2010 to any outstanding balance on the ABE Fairmont Note.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Members’ Equity and Subsequent Events

Private Offering

In October 2009, the Company completed a private offering in which it raised $7.4 million in net proceeds from the issuance of 5,164,218 units, of which, the Company received net proceeds of $4.7 million from the issuance of 3,333,333 units to Hawkeye and $1.4 million from 971,003 units subscribed for by certain accredited investors prior to September 30, 2009. In October 2009, the Company received an additional $1.3 million in net proceeds from the issuance of 859,882 units.

Investment by Hawkeye Energy Holdings, LLC

In the event that the Company at any time prior to October 21, 2010 issues additional units for less than $1.50 per unit, the Company has agreed to issue Hawkeye such additional number of units as it would have purchased had their subscription price been for such lower offering price.

Warrants

In connection with the PJC Capital Note, the Company issued 532,671 warrants to purchase units of the Company. The warrants have an exercise price of $1.50 per unit and expire in October 2014. The warrants contain a strike price adjustment feature, which, upon adoption of recent accounting guidance, resulted in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, the classification and the related accounting for these warrants changed (from equity to liability) on October 1, 2009. As of that date, the Company reclassified $489,000 from equity to a liability representing the fair value of the warrants, based on $.92 per warrant, as calculated using the Black — Scholes valuation model. During the three and six months ended March 31, 2010, the liability was adjusted for the change in fair value of the warrants, and the Company recorded an unrealized gain of $34,000 and $35,000 respectively. A liability of $454,000 related to the stock warrants is included in other liabilities in the consolidated balance sheet as of March 31, 2010.

6.	Major Customers and Subsequent Events

HGF currently has an ethanol product off-take arrangement with Gavilon, pursuant to which it is required to sell its output of ethanol produced at the plants, less certain E-85 and local promotion-retained product, at accepted bid prices per gallon, less a commission. On April 7, 2010, HGF provided notice of its intent to terminate the off-take arrangement with Gavilon and executed new marketing agreements with Hawkeye Gold, LLC (“Gold”), an affiliate of Hawkeye, which will become effective no later than October 7, 2010. The agreements provide that HGF agrees to sell and Gold agrees to purchase substantially all of the denatured fuel-grade ethanol produced at the South Dakota plants. The initial term of the agreement is for three years and provides for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

ABE Fairmont also had an agreement with Gavilon, which terminated effective December 31, 2009. ABE Fairmont entered into a new marketing agreement with Gold, which became effective on January 1, 2010. The marketing agreement with Gold requires, among other things, that ABE Fairmont must sell, and Gold must purchase, all of the denatured fuel-grade ethanol produced by ABE Fairmont. The initial term of the agreement is for two years and provides for automatic renewal for successive 18-month terms unless either party provides written notice of nonrenewal at least 180 prior to the end of any term.

ABE Fairmont is currently self-marketing the distillers grains it produces. HGF currently has a marketing agreement with Dakotaland Feeds, LLC for marketing the local sale of ethanol co-products produced at the South Dakota plants. On April 7, 2010, HGF provided notice to Dakotaland Feeds that it was terminating its marketing agreement and executed a new marketing agreement with Gold for distillers grains produced at the Aberdeen plants, which will become effective no later than October 7, 2010. The marketing agreement with

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gold provides that HGF agrees to sell and Gold agrees to purchase substantially all of the dried and wet distillers grains produced at the Aberdeen, South Dakota plants. Dakotaland will continue to market the distillers grains produced at the Huron plant.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	March 31,	March 31,
	2010	2009

Hawkeye — Ethanol
Six month revenue (Since January 1, 2010)	$49,173	$—
Receivable balance	6,150	—
Gavilon — Ethanol
Six-month revenues	$118,059	$144,250
Receivable balance	4,378	4,728
Dakotaland — HGF Distiller Grains
Six-month revenues	$7,229	$10,226
Receivable balance	399	585

7.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains, with forward purchase and sales contracts to reduce volatility in future operating margins. In addition to holding call options to purchase 7.8 million bushels of corn and entering into contracts to purchase 4.0 million bushels of corn in which the futures price was not locked, the Company also had 8.7 million gallons of ethanol sold on basis contracts. The Company had also entered into the following fixed-price forward contracts at March 31, 2010 (in thousands):

Commodity	Quantity	Amount	Period Covered

Corn purchase contracts	4,307 bushels	$15,069	September 2010
Ethanol sales contracts	30,568 gallons	51,400	September 2010
Dried distiller grains sale contracts	80 tons	7,161	September 2010

Forward contracts noted above are deemed “normal purchases and normal sales” and, therefore, are not marked to market in the Company’s financial statements. When forward contracts are not available at competitive rates, the Company may engage in hedging activities using exchange-traded futures contracts, OTC futures options or OTC swap agreements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and six months ended March 31, 2010 and 2009 and the fair value of future contracts as of March 31, 2010 and September 30, 2009 (in thousands):

		Income Statement	Realized	Unrealized	Total Gain
		Classification	Gain (Loss)	Gain (Loss)	(Loss)

•	Three months ending March 31, 2010	Cost of Goods Sold	$419	$(1,334)	$(915)
•	Three months ending March 31, 2009	Cost of Goods Sold	(20)	—	(20)

•	Six months ending March 31, 2010	Cost of Goods Sold	$766	$(1,012)	$(246)
•	Six months ending March 31, 2009	Cost of Goods Sold	(3,158)	—	(3,158)

	Balance Sheet		September 30,
	Classification	March 31, 2010	2009

Futures contracts values	Current Assets	$425	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2009. These risks and uncertainties include, but are not limited to, the following:

•	we are in default under various existing debt financing agreements;

•	our planned operations require additional liquidity that may not be available;

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	margins can be volatile and can evaporate, which may impact our ability to meet current obligations and debt service requirements at our operating entities;

•	our hedging transactions and mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current government-mandated tariffs, credits and standards may be reduced or eliminated and legislative acts taken by state governments, such as California, related to low-carbon fuels that include the effects caused by indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operation facilities may experience technical difficulties and not produce the gallons of ethanol as expected; and

•	our units are subject to a number of transfer restrictions, and no public market exists for our units and none is expected to develop.

You can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events are based on assumptions, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto.

Overview

Advanced BioEnergy, LLC (“Company,” “we”, “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers grains. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. Ethanol is most commonly sold as E10. E10 is the highest allowable percentage of ethanol for use in all standard American automobiles. Increasingly, ethanol is also available as E85, which is a higher percentage ethanol blend for use in flexible-fuel vehicles.

To execute our business plan, we entered into financial arrangements to build and operate ethanol production facilities in Fairmont, Nebraska. Separately, we acquired HGF in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our Fairmont, Nebraska plant began in June 2006, and operations commenced at the plant in November 2007. Construction of our new facility in Aberdeen, South Dakota began in April 2007, and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont which owns and operates the Fairmont, Nebraska plant and HGF, which owns and operates ethanol facilities in Aberdeen and Huron, South Dakota.

HGF has not made its scheduled principal and interest payments on its $88.0 million senior credit facility or interest payments on its outstanding $7.1 million working capital line since October 2008, during which time it has been operating under a bank suspension. On March 31, 2009, WestLB, as administrative agent for HGF’s senior credit facility, disclosed its intent to foreclose on 100% of ABE’s equity interest in HGF. At such time, ABE did not intend to object to the foreclosure. The Company’s Form 10-Q for the fiscal quarters ending March 30, 2009 and June 30, 2009 reflected HGF as discontinued operations.

In September 2009, HGF’s senior lenders commenced discussions with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders to permit the Company to maintain a significant portion of its ownership of HGF. Accordingly, we are no longer reflecting HGF’s financial results as discontinued operations in our financial statements. Effective April 7, 2010, the Company entered into the Lock-Up Agreement with HGF and HGF’s lenders which contemplates the Restructuring further described in a Form 8-K filed by the Company on April 8, 2010. In connection with the Restructuring, the Company also announced that it had entered into a Backstop Commitment Agreement with Hawkeye, whereby Hawkeye agreed to purchase units of the Company at $1.50 per unit sufficient for the Company to contribute $10 million of additional capital to HGF, subject to certain conditions, in order to facilitate the Restructuring.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources in assessing performance. The Company’s plants are managed and reported as one operating segment.

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol by predominantly processing corn. Other possible feeds are sorghum, milo, or other cellulosic materials. The corn is received by truck, then weighed and unloaded in a receiving building. It is then transported to storage silos. Thereafter, it is transferred to a scalper to remove rocks, cobs, and other debris before it is fed to a hammer mill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-sugar conversion. The grain slurry is pumped into fermenters, where yeast is added, to begin the batch-fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the grain mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually gasoline. The 200-proof alcohol and 2-2.5% denaturant constitute denatured fuel ethanol.

Corn mash left over from distillation is pumped into a centrifuge for dewatering. The liquid from the centrifuge, known as thin stillage, is then pumped from the centrifuges to an evaporator, where it is dried into thick syrup. The solids that exit the centrifuge, known as the wet cake, are conveyed to the dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process produces distillers dried grains with solubles, which is used as a high-protein/fat animal-feed supplement.

FACILITIES

The table below provides a summary of our ethanol plants in operation as of March 31, 2010:

		Estimated
	Estimated	Annual	Estimated
	Annual	Distillers’	Annual
	Ethanol	Grains	Corn
Location	Production(1)	Production(2)	Processed	Primary
	(Million gallons)	(Tons)	(Million bushels)	Energy Source	Builder

Fairmont, NE	110	334,000	39.3	Natural Gas	Fagen
Aberdeen, SD(2)	9	27,000	3.2	Natural Gas	Broin
Aberdeen, SD(2)	44	134,000	15.7	Natural Gas	ICM
Huron, SD	32	97,000	11.4	Natural Gas	ICM

Consolidated	195	592,000	69.6

(1)	Our plants produce and sell wet, modified wet and dried distillers grains. The stated quantities are on a fully dried basis operating at capacity.

(2)	Our facility at Aberdeen consists of two separate production plants, which operate on a separate basis.

We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We also believe that these plants are adequately insured for replacement cost, plus related disruption expenditures.

The senior creditor of the Fairmont plant is secured by a first mortgage on the plant real estate and a security interest lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the Fairmont plant. We pledged a first-priority security interest and first lien on substantially all assets of the South Dakota plants to the collateral agent for the senior creditor of these plants and a continuing security interest in and lien on substantially all of the assets of the South Dakota plants, to the trustee of the subordinated solid waste facilities revenue bonds used to finance the South Dakota plants. HGF is currently in default under its senior and subordinated loan agreements and is discussing the terms of the Restructuring.

HGF currently has an ethanol product off-take arrangement with Gavilon, pursuant to which it is required to sell its output of ethanol produced at the plants, less certain E-85 and local promotion-retained product, at accepted bid prices per gallon, less a commission. On April 7, 2010, HGF provided notice of its intent to terminate the off-take arrangement with Gavilon and executed new marketing agreements with Hawkeye Gold, LLC (“Gold”), an affiliate of Hawkeye, which will become effective no later than October 7, 2010. The agreements provide that HGF agrees to sell and Gold agrees to purchase substantially all of the denatured fuel-grade ethanol produced at the South Dakota plants. The initial term of the agreements is for three years and provides for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

ABE Fairmont also had an agreement with Gavilon, which was terminated effective December 31, 2009. ABE Fairmont entered into a new marketing agreement with Gold, which became effective on January 1, 2010. The marketing agreement with Gold requires, among other things, that ABE Fairmont must sell, and Gold must purchase, all of the denatured fuel-grade ethanol produced by ABE Fairmont. The initial term of the agreement is for two years and provides for automatic renewal for successive 18-month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

For the quarter ended March 31, 2010 we sell 78% of our distillers grains production as dried, which has an indefinite life and can be transported by truck or rail, 4% as modified distillers grains and 18% as wet. Wet and modified distillers grains can only be marketed locally and regionally through truck markets and have shelf lives of 10 days and 3 weeks, respectively. ABE Fairmont is self-marketing the distillers grains it produces. HGF is party to a co-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds markets the local sale of distillers grains produced at the South Dakota plants to third parties for an agreed-upon commission. On April 7, 2010, HGF provided notice to Dakotaland Feeds that it was terminating its marketing agreement for distillers grains produced at the Aberdeen plants and executed a new marketing agreement with Gold for distillers grains produced at the Aberdeen plants which will become effective no later than October 7, 2010. Dakotaland will continue to market the distiller grains produced at the Huron plant. Selling prices for distillers grains are seasonal, declining in the spring and summer seasons as cattle return to pasture grazing, thereby decreasing demand for animal feed.

Plan of Operations through March 31, 2011

Our primary near term focus will be to complete the HGF Restructuring. Over the next year we will continue our focus on operational improvements at each of our operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production capacity at each of our plants, to continue our emphasis on safety and environmental regulation, reducing our operating costs and optimizing our margin opportunities through prudent risk-management policies. We also intend to improve the rail facilities at the Huron plant location.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

The following table reflects quantities of our products sold at average net prices, as well as bushels of corn ground and therms of gas burned at average costs for the three months ended March 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost

Ethanol (gallons)	48,889	$1.73	47,919	$1.43
Dried distillers’ grains (tons)	108	102.00	78	128.38
Wet/modified distillers’ grains (tons)	95	33.66	156	50.36

Corn (bushels)	18,018	$3.34	16,801	$3.84
Gas (mmbtus)	1,356	5.67	1,254	4.54

Net Sales

Net sales for quarter ended March 31, 2010 were $98.7 million, compared to $86.4 million for the quarter ended March 31, 2009, an increase of $12.3 million or 14%. The increase in revenues was due to an increase in the average price of ethanol, up 21% from the same quarter in 2009, due to rising demand for ethanol, a slight increase in production and ethanol sales at ABE Fairmont being recorded at gross selling price with the Hawkeye Gold marketing agreement that became effective on January 1, 2010. Prior year ethanol sales at

ABE Fairmont were recorded net of freight costs. During the fiscal quarters ending March 31, 2010 and 2009, 85% and 79%, respectively, of our net sales were derived from the sale of ethanol, and our remaining net sales were derived from the sale of distillers’ grains. Gallons sold increased 970,000 or 2% from the prior-year quarter, due to production improvements at all facilities.

Cost of Goods Sold

Costs of goods sold for the quarter ending March 31, 2010 was $88.2 million, compared to $86.7 million for the quarter ending March 31, 2009, an increase of $1.5 million or 2%. Costs of goods sold included a corn-related hedging loss of $915,400 in the quarter ended March 31, 2010 and a loss of $19,700 in the quarter ended March 31, 2009. Corn costs represented 68% and 74% of cost of sales for the fiscal quarters ending March 31, 2010 and 2009. Physically delivered corn costs decreased 13% from $3.84 per bushel in the quarter ending March 31, 2009, to $3.34 per bushel for the quarter ending March 31, 2010. For the quarter ended March 31, 2010 and March 31, 2009, ABE Fairmont incurred $3.4 million and $0 in ethanol freight expense. This increase in freight is due to the new ethanol marketing agreement with Gold, that became effective on January 1, 2010. Under the agreement, ABE Fairmont is responsible for ethanol shipping costs incurred.

The decrease in corn cost per bushel for the quarter ended March 31, 2010 was due to favorable crop conditions in 2009, additional acreage planted and less international demand. Natural gas costs represented 9% and 7% of cost of sales for the fiscal quarters ending March 31, 2010 and 2009. Our average gas prices increased from $4.54 per mmbtu in the quarter ending March 31, 2009, to $5.67 per mmbtu in the quarter ending March 31, 2010.

Gross Profit

Our gross profit for the quarter ending March 31, 2010 was $10.5 million, compared to gross profit of $(321,000) for the quarter ending March 31, 2009. Ethanol and distiller grain yields from a bushel of corn remain relatively constant averaging between 2.7 and 2.8 gallons of ethanol and 17 pounds of distillers grains per bushel. For the three months ended March 31, 2010 we had a slight increase in bushels of corn ground and ethanol production. Our gross profit fluctuations are primarily driven by the volatile selling prices of ethanol and distillers grains less the input costs of corn and to an extent natural gas. As noted above, the ethanol prices increased significantly in the current quarter while corn costs dropped 13%.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees, as well as certain non-recurring charges. Overall selling, general and administrative costs declined approximately $462,000, or 17%, to $2.2 million for the quarter ending March 31, 2010, due to a reduction in administrative personal and the prior period costs including significant legal and consulting costs related to the HGF forbearance agreement. Selling, general and administrative expenses as a percentage of sales have declined from 3% the quarter ended March 31, 2009 to 2% for the quarter ended March 31, 2010.

Impairment of long-lived assets

In March 2009, the Company recorded an impairment of $8.7 million based on the expected future cash flows from HGF.

Interest Expense

Interest expense for the quarter ending March 31, 2010 was $3.5 million, compared to $10.1 million for the quarter ended March 31, 2009, a decrease of $6.6 million. The 65% decline in interest is attributed to the prior year $4.9 million write off of deferred financing costs originally recorded on HGF debt that was in default in addition to ABE and ABE Fairmont principal payments and the restructuring of the PJC Capital Note at Advanced BioEnergy.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

The following table reflects quantities of our products sold at average net prices, as well as bushels of corn ground and therms of gas burned at average costs for the six months ended March 31, 2010 and 2009:

	Six Months Ended		Six Months Ended
	March 31, 2010		March 31, 2009
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost

Ethanol (gallons)	98,912	$1.68	92,783	$1.58
Dried distillers’ grains (tons)	223	97.42	162	137.22
Wet/modified distillers’ grains (tons)	183	34.63	301	51.34

Corn (bushels)	36,016	$3.40	33,319	$4.06
Gas (mmbtus)	2,732	5.07	2,509	5.02

Net Sales

Net sales for the six months ended March 31, 2010 were $195.0 million, compared to $185.3 million for the six months ended March 31, 2009, an increase of $9.7 million or 5%. During the six months ended March 31, 2010 and 2009, 86% and 79%, respectively, of our net sales were derived from the sale of ethanol, and our remaining net sales were derived from the sale of distillers grains.

Ethanol gallons sold increased by 6.1 million from the six months ended March 31, 2009 to March 31, 2010. The increase is in direct relation to the Fairmont and Aberdeen plant optimizing production and yields. Distiller grains tons sold also increased due to increased operations for the entire current year period. The revenue increases were due to the average selling price per gallon of ethanol increasing from $1.58 per gallon in the six months ended March 31, 2009 to $1.68 per gallon in the six months ended March 31, 2010. The increase in prices was a result of rising gasoline demand and a decrease in ethanol supply in the current year and ethanol sales at ABE Fairmont being recorded at gross selling price with the Hawkeye Gold marketing agreement that became effective on January 1, 2010. Prior year ethanol sales at ABE Fairmont were recorded net of freight costs. Dried and modified distillers grain selling prices per ton decreased 29% and 33%, respectively, from the six months ended March 31, 2009 to March 31, 2010, as a result of depressed local and regional markets.

Cost of Goods Sold

Costs of goods sold for the six months ended March 31, 2010 was $172.3 million, compared to $185.5 million for the six months ending March 31, 2009, a decrease of $13.2 million or 7%. Corn costs represented 71% and 73% of cost of sales for the six months ended March 31, 2010 and 2009. Natural gas costs represented 8% and 7% of cost of sales for the fiscal six months ended March 31, 2010 and 2009.

The decrease in cost of sales is primarily related to the lower cost per bushel of corn ground. Corn prices fell from an average price in 2009 of $4.06 to the 2010 average price of $3.40 a bushel. Natural gas usage increased due to the increased production. The shift in distiller grain marketing to more dried and less wet/modified increased the usage, and the cost of natural gas per mmbtu increased 1% in the six months ended March 31, 2010. Cost of sales include a $245,000 corn-related hedge loss in the six months ended March 31, 2010 compared to a $3.2 million loss in 2009. ABE Fairmont now recognizes ethanol freight in COGS pursuant to the Hawkeye Gold agreement which commenced on January 1, 2010. Ethanol freight costs totaled $3.5 million for the six months ended March 31, 2010 compared to $0 for the same period in 2009.

Gross Profit

Our gross profit for the six months ended March 31, 2010 was $22.7 million, compared to a loss of $245,000 for the six months ended March 31, 2009. Ethanol and distillers grain yields from a bushel of corn remain relatively constant averaging between 2.7 and 2.8 gallons of ethanol and 17 pounds of distiller grains per bushel. Our gross profit fluctuations are primarily driven by the volatile selling prices of ethanol and distillers grains less the input costs of corn and to an extent natural gas. Ethanol prices increased 6% in the six months ended March 31, 2010 compared to 2009 while corn costs dropped 16%. Additionally we sold 7% more gallons of ethanol in the current six month period.

Selling, General, and Administrative Expenses

Overall selling, general and administrative costs declined approximately $858,000, or 17%, to $4.3 million for the six months ended March 31, 2010 compared to the six months ended March 31, 2009 due to a reduction in administrative personal and the prior period costs including significant legal and consulting costs related to the HGF defaults, bank suspension and forbearance agreement. Selling, general and administrative expenses as a percentage of sales have declined from 3% in the six months ended March 31, 2009 to 2% in the six months ended March 31, 2010.

Interest Expense

Interest expense for the six months ended March 31, 2010 was $7.4 million, compared to $18.6 million for the six months ended March 31, 2009, a decrease of $11.2 million. The decrease was attributed to the prior year $4.9 million write off of deferred financing costs originally recorded on HGF debt that was in default and a $4.2 million expense related to the termination of the interest rate swap agreements in December 2008. The variable interest rate on the ABE Fairmont senior credit facility declined from 5.75% at March 31, 2009, to 3.64% at March 31, 2010. The Company also decreased its interest expense by making principal payments and restructuring the PJC Capital Note.

TRENDS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

In calendar year 2009, the United States consumed 10.8 billion gallons of ethanol, representing approximately 7.8% of the finished motor gasoline gallons consumed. The United States produced 10.7 billion gallons of ethanol during the same time frame. Ethanol is currently blended with gasoline to meet regulatory standards, as a clean-air additive, an octane enhancer, a fuel extender and a gasoline alternative.

Our operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers’ grains and natural gas. As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices, at times, ethanol prices may lag movements in corn prices and compress the overall margin structure at the plants. As a result, operating margins may become negative and we may be forced to shut down the plants.

We focus on locking in margins based on the cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. By using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies we lock in our selling prices and input costs when favorable margins exist.

In the quarter ended March 31, 2010, the average Opis Spot Ethanol Assessment was $1.54 per gallon and the average NYMEX RBOB was $2.31 per gallon, or approximately $.77 per gallon below ethanol prices. We believe additional ethanol supply from existing plants that were temporarily taken off-line may come on-line in the near future, and blenders will approach the 10% federal blend wall, which may reduce wholesale ethanol prices compared to gasoline.

Federal policy has a significant impact on ethanol market demand. Ethanol blenders benefit from incentives that encourage usage and a tariff on imported ethanol that supports the domestic industry. Additionally, the renewable fuels standard (“RFS”) mandates increased level of usage of both corn-based and cellulosic ethanol. Any adverse ruling on or legislation affecting RFS mandates in the future could have an adverse impact on short-term ethanol prices and our financial performance in the future. Growth Energy, an ethanol industry trade organization, has requested a waiver from the EPA to increase the amount of ethanol blended into gasoline from the 10 percent blend up to a 15 percent blend (E15). We feel there is a strong possibility to see increased blends without having to increase the RFS mandate.

We believe the ethanol industry’s expansion was due to these federal mandates and policies. However, we expect the rate of industry expansion to slow significantly because the lack of available capital to finance new construction. In addition, state regulatory activity may also negatively impact the consumption of corn-based ethanol in certain domestic markets, such as California, due to low carbon fuel standards that take into consideration the effects caused by indirect land use.

The ethanol industry and our business depend upon continuation of the federal and state ethanol mandates, such as the RFS, the Volumetric Ethanol Excise Tax Credit (“VEETC”) and import tariffs. These government incentives have supported a market for ethanol that might dissolve without these incentives. Alternatively, the government incentives may be continued at lower levels than those at which they currently exist. The elimination or reduction of the federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income.

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

					RFS
					Requirement
	Total	Cellulosic			That Can Be
	Renewable	Ethanol	Biodiesel	Minimum	Made With
	Fuel	Minimum	Minimum	Advanced	Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol

2010	12.95	.10	.65	.95	12.00
2011	13.95	.25	.80	1.35	12.60
2012	15.20	.50	1.00	2.0	13.20
2013	16.55	1.00	—	2.75	13.80
2014	18.15	1.75	—	3.75	14.40
2015	20.50	3.00	—	5.50	15.00
2016	22.25	4.25	—	7.25	15.00
2017	24.00	5.50	—	9.00	15.00
2018	26.00	7.00	—	11.00	15.00
2019	28.00	8.50	—	13.00	15.00
2020	30.00	10.50	—	15.00	15.00
2021	33.00	13.50	—	18.00	15.00
2022	36.00	16.00	—	21.00	15.00

The RFS2 program will go into effect on July 1, 2010 and requires certain gas emission reductions for the entire lifecycle, including production of fuels, compared to petroleum fuels produced in 2005. The greenhouse gas reduction requirement generally doesn’t apply to facilities that commenced construction prior to December 2007. If this changes and our plants must meet the standard, it may impact the way we procure feed stock and modify the way we market and transport our products.

California Low Carbon Fuel Standard

In April 2009, the California air regulators approved the Low-Carbon Fuel Standard aimed at achieving a 10% reduction in motor vehicle emissions of greenhouse gases by 2020. Other states may adopt similar legislation, which may lead to a national standard.

The regulation requires that providers, refiners, importers and blenders ensure that the fuels they provide in the California market meet a declining standard of carbon intensity. This rule calls for a reduction of greenhouse gas emissions associated with the production, transportation and consumption of a fuel. The emissions score also includes indirect land-use change pollution created from converting a forest to cultivated land for corn feedstock. The final regulation contains a provision to review the measurement of the indirect land-use effects and further analysis of the land use values and modeling inputs.

This standard and others to follow may impact the way ethanol producers procure feedstocks, dry distillers grains and market and transport ethanol and distillers grains. Ethanol produced through low carbon methods, including imported ethanol made from sugarcane, may be redirected to certain markets and U.S. producers may be required to market their ethanol in other regions.

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

Imported Ethanol Tariffs

There is a 54.0 cent per gallon tariff on imported ethanol, which expires on January 1, 2011. Ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. The U.S. International Trade Commission announced the 2010 CBI import quota is 740 million gallons of ethanol.

COMPETITION

Ethanol

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of December 2009, current U.S. ethanol production capacity is 13.0 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of March 2010, Nebraska had 26 ethanol plants producing an aggregate of 1.3 billion gallons of ethanol per year, and South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, including our plants.

The largest ethanol producers include: Abengoa Bioenergy Corp., Archer Daniels Midland Company, Cargill, Incorporated, Green Plains Renewable Energy, Inc., Hawkeye Energy Holdings, LLC, POET, LLC and Valero Renewable Fuels. Producers of this size may have an advantage over us from economies of scale and negotiating position with purchasers. We market our ethanol primarily on a regional and national basis. We believe that we are able to reach the best available markets through the use of experienced ethanol marketers and by the rail delivery methods we utilize. Our plants compete with other ethanol producers on the basis of price, and, to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices.

Distillers Grains

Sales of distillers grains have represented 15% and 21% of our revenues for the quarters ended March 31, 2010 and 2009, respectively. When the plants are operating at capacity, they produce approximately 592,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn. Distillers grains are a high-protein; high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry-mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains; modified wet distillers grains with solubles, known as modified distillers grains; and dry distillers grains with solubles. Wet and modified distillers grains have been dried to approximately 64% and 44% moisture levels, respectively, and have a shelf life of approximately 10 days and are predominately sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

We compete with other ethanol producers in the sales of distillers grains, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. We currently sell 78% of our distillers grains production as dried, which has an indefinite life and can be transported by truck or rail, 4% as modified distillers and 18% as wet.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Existing Debt Obligations

Our business activities and plant operations are conducted through Advanced BioEnergy, ABE Fairmont and HGF. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. ABE Fairmont and HGF both have traditional project financing in place, including senior secured financing, working capital facilities and subordinate exempt-facilities revenue bonds. There are provisions preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to utilize the cash and other financial resources of each subsidiary for the benefit of Advanced BioEnergy or other subsidiaries, with the exception of allowable distributions as defined in the separate financing agreements.

Advanced BioEnergy, LLC

ABE had cash and cash equivalents of $3.4 million on hand at March 31, 2010. The PJC Capital Note had an outstanding balance of $3.7 million at March 31, 2010

In May 2010, we borrowed $3 million from ABE Fairmont and used cash on hand to pay off the PJC Capital Note. ABE will be required to repay principal on the ABE Fairmont Note to reduce the note to $2.5 million by September 30, 2010 and to repay the note in full by January 31, 2011. The ABE Fairmont Note requires that all receipts from the Nebraska Advantage Act be remitted to ABE Fairmont and that ABE apply any permitted distributions related to the fiscal year ending September 30, 2010 to any outstanding balance on the ABE Fairmont Note.

The Company believes it can service the obligation through Nebraska Advantage Act tax refunds, cash on hand and/or distributions from ABE Fairmont. At March 31, 2010, the Company has a receivable related to the Nebraska Advantage Act of $4.0 million and anticipates receiving the funds by the end of the fiscal year.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $15.0 million and restricted cash of $1.7 million on hand at March 31, 2010. The restricted cash is held in escrow for future debt service payments. As of March 31, 2010, ABE Fairmont had $70.3 million in senior secured credit and $7.0 million of subordinate exempt-facilities revenue bonds outstanding. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest payments on its outstanding subordinate exempt revenue bonds. ABE Fairmont is required to make quarterly principal payments of $2.6 million on its senior secured credit.

Annual principal payments of $815,000 on the subordinate exempt facilities revenue bonds commence in December 2010.

ABE Fairmont anticipates using available cash and working capital to fund current operations, invest in capital equipment, and make required debt service payments; ABE Fairmont is allowed to make cash distributions to its parent company (Advanced BioEnergy, LLC) if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principles and other terms contained in its senior secured credit agreement. The distribution is subject to the completion of ABE Fairmont’s financial statement audit. In May 2010, Farm Credit allowed a $3.0 million loan to ABE for purposes of paying off the PJC Capital Note. The 4% loan from ABE Fairmont requires the Company to remit future tax reimbursements from the Nebraska Advantage Act and any annual dividends from ABE Fairmont allowed under the Master Loan Agreement will be applied to outstanding principal until the loan is paid in full. The loan balance must be reduced to less than $2.5 million by September 30, 2010 and paid in full by January 31, 2011. Upon making any distribution, ABE Fairmont must remain in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. ABE Fairmont’s senior secured credit agreement also requires an annual cash sweep subject to a free cash flow calculation, as defined in its senior secured credit agreement. The ABE Fairmont Note requires that ABE apply any permitted distributions related to the fiscal year ending September 30, 2010 to any outstanding balance on the ABE Fairmont Note.

The cash sweep requires ABE Fairmont for each fiscal year ending in 2010 through 2012, to make a payment equal to the lesser of $8.0 million or 75% of its free cash flow after distributions, not to exceed $16.0 million in the aggregate for all of these cash flow payments.

We believe ABE Fairmont has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months. In addition to the cash on hand, ABE Fairmont has a $6.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires April 1, 2011. The Company had drawn $3.0 million on the revolving credit facility at March 31, 2009 and repaid the full balance as of March 31, 2010. ABE Fairmont has $6.0 million available as of March 31, 2010. ABE Fairmont also has a $2.0 million revolving credit facility for financing third-party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease, reducing the financing available from the $2.0 million revolving credit facility by $911,000.

ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in compliance with all covenants at March 31, 2010.

Heartland Grain Fuels

HGF had cash and cash equivalents of $19.6 million and $780,000 of restricted cash for debt service payments. HGF has not made its scheduled principal and interest payments on the $88.0 million senior credit facility or interest payments on the outstanding $7.1 million working capital line since October 2008. During the default period, HGF has been accruing interest at the default rate of 8.5%. As a result of the defaults, all principal amounts owed on the senior credit facility have been classified as current debt in this report.

HGF previously entered into interest rate swaps with a notional amount of $66.0 million to lock in interest rates on its floating rate debt. As a result of the defaults on the senior credit facility, the interest rate swaps were terminated in December 2008, and the fair value of the swaps were recorded as a note payable, which continues to accrue interest at 8.27%.

The $19.0 million Brown County Revenue Bonds were issued pursuant to a bond trust indenture with maturities of $5.8 million in January 2016, $6.3 million in January 2017, and $6.9 million in January 2018, with an interest rate of 8.25%. The defaults on the senior credit facility also represented a default on the revenue bonds, and all principal amounts owed on the revenue bonds have been classified as current debt in this report.

In September 2009, HGF’s senior lenders commenced discussion with the Company to explore alternatives to foreclosing on ABE’s equity interest in HGF, including a restructuring of the terms of the current borrowing arrangements with those lenders. Effective April 7, 2010, the Company entered into the Lock-Up Agreement with HGF and HGF’s senior lenders which contemplates the Restructuring further described in a Form 8-K filed by the Company on April 8, 2010. In connection with the Restructuring, the Company also announced that it had entered into a Backstop Commitment Agreement with Hawkeye, whereby Hawekeye agreed to purchase units of the Company at $1.50 per unit sufficient for the Company to contribute $10 million of additional capital to HGF, subject to certain conditions, in order to facilitate the Restructuring.

The terms of the Restructuring require, among other things, (1) that the Company contribute $10 million plus $2.25 million in cash to HGF, (2) HGF to apply the $10 million, plus $5 million of its cash reserves, to pay toward the obligations under the senior credit agreement and HGF to pay the senior lenders a fee of $10,000 per day until the closing, beginning on April 1, 2010, which shall accrue and be payable in full at the closing, (3) HGF to apply the $2.25 million contributed by the Company to the holder of the revenue bonds described above in full satisfaction of the debt owed under the bonds and a release and discharge of the bonds and all related agreements, (4) payment of a $3 million restructuring fee from HGF to the senior lenders due at the earlier of the final maturity date and the date on which the loans are repaid in full, (5) that HGF and the senior lenders enter into certain amendments to the senior credit agreement, including, among other things, an extension of the final maturity date, revisions to the interest rates applicable to the loans and the repayment schedule and a reduction of interest accrued through the closing on outstanding term and working capital loans to zero, and (6) HGF to convert to a Delaware limited liability company at or prior to the closing. The terms of the Restructuring also require that the revenue of HGF be applied in a particular order after the Restructuring, including to fund a debt service reserve account and a working capital reserve account, with equity distributions (other than certain tax distributions) being permitted only upon HGF meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the obligations under the senior credit agreement There can be no assurance that the Company will be successful in the restructuring.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	March 31,	March 31,	September 30,
	2010	2010	2009
	Annual	Principal	Principal
	Interest Rate	Amount	Amount

ABE Fairmont senior credit facility — variable	3.64%	$50,250	$55,450
ABE Fairmont senior credit facility — fixed	7.53%	20,000	20,000
ABE Fairmont seasonal line — variable		—	3,000
ABE Fairmont subordinate exempt facilities bonds — fixed	6.75%	7,000	7,000
HGF senior credit facility — fixed	8.50%	87,979	87,979
HGF working capital — fixed	8.50%	7,100	7,100
HGF subordinated solid waste facilities revenue bonds — fixed	8.25%	19,000	19,000
HGF notes payable — fixed	8.27%	4,213	4,213
HGF accrued interest		14,904	9,917
ABE PJC Capital note — fixed	10.00%	3,652	9,269

Total outstanding		214,098	222,928
Less: Amounts due within one year		(148,063)	(146,303)

Long-term debt		$66,035	$76,625

The estimated maturities of debt at March 31, as follows (in thousands):

2011	$148,063
2012	11,215
2013	11,215
2014	11,215
2015	9,465
Thereafter	22,925

Total debt	$214,098

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

The Company believes it is not practical to estimate the fair value of the HGF debt instruments due to their default status and the pending debt restructuring. Should the restructuring occur, the Company anticipates that the carrying value of the debt will be reduced by $16.8 million. The fair value of all other financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

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

Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes, and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current-period earnings.

Inventories

Corn, chemicals, supplies, work in process, ethanol and distillers’ grains inventories are stated at the lower of cost or market on a weighted-cost basis.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation, computed using the straight-line method over the estimated useful lives:

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

Revenue Recognition

Ethanol revenue is recognized when product title is transferred to the customer as specified in the contractual agreements with the marketers. At ABE Fairmont, the title is transferred upon the release of the product for shipment and at HGF, the title transfers when the product is loaded onto the rail cars. Revenue from the sale of co-products is recorded when title transfers to customers which generally occurs at the time of shipment. Co-products and related products are generally shipped free on board (FOB) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING

We have applied for an income and sales tax incentive available under a Nebraska Advantage Act Project Agreement. We anticipate receiving up to 10% of the investment in the Nebraska plant through the recovery of certain sales taxes paid on construction costs and future purchases, as well as reductions in income taxes over the next 13 years. Under the Nebraska Advantage Act, we also anticipate recovery of 5% of the annual costs of the newly created employment positions, pursuant to offsets to future payroll taxes. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or credits or deductions.

In December 2006 we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. We anticipate paying off the outstanding obligation with future property tax payments assessed on the Fairmont plant.

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $10 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. HGF generally received a payment between $700,000 and $800,000 for the Huron plant per year and expects this incentive to terminate for the plant in 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended March 31, 2010, sales of ethanol represented 86% of our total revenues, and corn costs represented 68% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At March 31, 2010, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $1.55 and $3.45, respectively.

We are also subject to market risk on the selling prices of our distiller grains, which represent 14% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grain spot price for local customers was $98 per ton at March 31, 2010.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 9% of total cost of sales for the quarter ended March 31, 2010. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At March 31, 2010, the price of natural gas on the NYMEX was $3.87 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At March 31, 2010 we guaranteed prices for our ethanol representing 31% of our ethanol gallons sold through September 2010 by entering into flat-priced contracts. At March 31, 2010 we had entered into forward-sale contracts representing 28% of our expected distillers grain production, and we had entered into forward purchase contracts representing 36% of our current corn requirements through September 2010. At March 31, 2010, our April and May gas usage prices were fixed with our natural gas providers.

The following represents a sensitivity analysis that estimates our annual exposure to market risk with respect to our current corn and natural gas requirements and ethanol sales. Market risk is estimated as the potential impact on operating income resulting from a hypothetical 10% change in the current ethanol, distillers grains, corn, and natural gas prices. The results of this analysis, which may differ from actual results, are as follows:

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume(1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)

Ethanol	134.6	gallons	10.0%	$1.55	$20.9
Distillers grains	.43	tons	10.0%	98.00	4.2
Corn	44.5	bushels	10.0%	3.45	15.4
Natural gas	4.4	btus	10.0%	3.87	1.7

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 31% of our expected annual gallons capacity of 195 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 28% of our expected annual distillers grain production of 592,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 36% of our estimated current 69.6 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in one month’s gas usage.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grain price per ton as of March 31, 2010.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of March 31, 2010, we had $50.3 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates, our annual interest would change by $503,000.

We have no international sales. Substantially, all of our purchases are denominated in U.S. dollars. Therefore, we do not consider future earnings subject to foreign exchange risk.

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

In June 2009, Revis Stephenson, the Company’s former director and chairman of the board and former chief executive officer, filed a demand for arbitration with the American Arbitration Association, alleging that the Company breached its employment agreement with Mr. Stephenson when it terminated his employment in January 2009. Mr. Stephenson is seeking additional compensation, including but not limited to two years of compensation and benefits. The Company filed an answer in July 2009 and discovery is ongoing. The arbitration has been scheduled for September 2010.

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Reserved]

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report, beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer,
President, and
Chief Financial Officer

Date: May 10, 2010

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3.1	Certificate of Formation	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006
3.2	Third Amended and Restated Operating Agreement of the Registrant, dated as of February 1, 2006 as amended on September 18, 2009	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 24, 2009
10.1	Form of Director Indemnification Agreement	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2010
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically