Form 10-Q
period 2010-06-30
Advanced BioEnergy, LLC
filed 2010-08-16
CIK 1325740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2010

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

As of August 16, 2010, the number of outstanding units was 24,714,180.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	September 30,
	2010	2009
	(Unaudited)
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$21,696	$26,367
Receivables:
Trade accounts receivable	10,629	9,613
Other receivables	4,779	3,090
Derivative financial instruments	99	—
Inventories	13,711	7,618
Prepaid expenses	3,141	2,242
Current portion of restricted cash	3,654	6,767

Total current assets	57,709	55,697
Property and equipment, net	186,685	203,364
Other assets:
Restricted cash	3,146	1,146
Other assets	2,047	2,146

Total assets	$249,587	$262,353

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$5,682	$6,057
Accrued expenses	6,061	5,490
Current portion of long-term debt (stated principal amount of $14,489 at June 30, 2010)	15,521	146,303

Total current liabilities	27,264	157,850
Deferred income	5,049	5,554
Long-term debt (stated principal amount of $146,703 at June 30, 2010)	156,226	76,625
Other liabilities	729	535

Total liabilities	$189,268	$240,564
Members’ equity:
Members’ capital, no par value 24,714,180 and 15,985,295 issued and outstanding at June 30, 2010 and September 30, 2009, respectively, and 971,003 units subscribed for at September 30, 2009.	$171,188	$160,392
Retained deficit	(110,869)	(138,603)

Total members’ equity	$60,319	$21,789

Total liabilities and members’ equity	$249,587	$262,353

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)
	(Dollars in thousands, except per unit data)

Net sales
Ethanol and related products	$90,334	$85,457	$284,915	$270,268
Other	3	—	420	469

Total net sales	90,337	85,457	285,335	270,737
Cost of goods sold	86,193	81,579	258,520	267,104

Gross profit	4,144	3,878	26,815	3,633
Selling, general and administrative	2,080	2,121	5,265	5,101
Impairment of long-lived assets	—	—	—	8,666

Operating income (loss)	2,064	1,757	21,550	(10,134)
Other income	8	136	273	727
Gain on extinguishment of debt	17,660	—	17,660	—
Debt restructuring costs	(898)	(233)	(2,027)	(2,424)
Interest income	19	49	77	177
Interest expense	(2,379)	(3,380)	(9,799)	(21,934)

Net income (loss)	$16,474	$(1,671)	$27,734	$(33,588)
Other comprehensive income:
Interest rate swap obligation	—	—	—	1,786

Comprehensive income (loss)	$16,474	$(1,671)	$27,734	$(31,802)

Weighted average units outstanding — basic	18,786	12,644	18,078	12,396
Weighted average units outstanding — diluted	18,786	12,644	18,078	12,396
Net income (loss) per unit — basic	$.88	$(.13)	$1.53	$(2.71)
Net income (loss) per unit — diluted	$.88	$(.13)	$1.53	$(2.71)

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity
For the Nine Months Ended June 30, 2010

	Member	Member	Retained
	Units	Capital	Deficit	Total
	(Dollars in thousands)
	(Unaudited)

MEMBERS’ EQUITY — September 30, 2009	15,985,295	$160,392	$(138,603)	$21,789
Cumulative effect of change in accounting principle — October 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative warrant liability	—	(489)	—	(489)
Issuance of previously subscribed units	971,003	—	—	—
Unit compensation expense	—	35	—	35
Put options exercised	(2,000)	(3)	—	(3)
Units issued — private placement offerings, net of offering expenses	7,759,882	11,253	—	11,253
Net income	—	—	27,734	27,734

MEMBERS’ EQUITY — June 30, 2010	24,714,180	$171,188	$(110,869)	$60,319

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,	June 30,
	2010	2009
	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities
Net income (loss)	$27,734	$(33,588)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	16,509	16,178
Gain on extinguishment of debt	(17,660)	—
Debt restructuring costs	2,027	2,424
Amortization of deferred financing costs	99	5,460
Amortization of deferred income	(505)	—
Amortization of lease liability	(286)	—
Amortization of debt discount	489	—
Impairment of ABE South Dakota property and equipment	—	8,666
Loss on disposal of property and equipment	10	—
Unit compensation expense	35	186
Unrealized gain on warrant derivative	(9)	—
Change in risk management activities	(99)	(1,242)
Changes in working capital components:
Receivables	(1,604)	863
Inventories	(6,093)	(854)
Prepaid expenses	(899)	(505)
Accounts payable	(376)	(3,029)
Accrued expenses	5,405	10,497

Net cash provided by operating activities	24,777	5,056

Cash flows from investing activities
Proceeds from sale of property and equipment	10	—
Purchase of property and equipment	(950)	(834)
Change in other assets	—	(303)
Change in restricted cash held in escrow	1,113	(500)

Net cash provided by (used in) investing activities	173	(1,637)

Cash flows from financing activities
Proceeds from long-term debt	—	3,000
Payments on debt	(38,844)	(8,000)
Payments for debt restructuring costs	(2,027)	(2,424)
Proceeds from issuance of units, net of offering expenses	11,253	—
Repurchase of units	(3)	(18)

Net cash (used in) financing activities	(29,621)	(7,442)

Net decrease in cash and cash equivalents	(4,671)	(4,023)
Beginning cash and cash equivalents	26,367	12,655

Ending cash and cash equivalents	$21,696	$8,632

Supplemental disclosure of non-cash transactions
Accrued interest at ABE South Dakota transferred to debt	$5,323	$—
Other receivable offset against equipment	1,100	—
Warrant obligation recognized as liability	489	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,508	$7,080

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

1.	Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) ABE Heartland, LLC (f/k/a HGF Acquisition, LLC), and ABE South Dakota, LLC (“ABE South Dakota”) (f/k/a Heartland Grain Fuels, L.P.) All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. The financial information as of June 30, 2010 and the results of operations for the nine months ended June 30, 2010 are not necessarily indicative of the results for the fiscal year ending September 30, 2010.

The Company currently operates three ethanol production facilities in the U.S. with a combined production capacity of 195 million gallons per year. ABE Fairmont commenced operations at the 110-million-gallon facility in Fairmont, Nebraska in October 2007. The Company acquired ABE South Dakota and its existing facilities in Aberdeen and Huron, South Dakota in November 2006, and ABE South Dakota commenced operations at the new 44-million-gallon facility in Aberdeen, South Dakota in January 2008.

ABE South Dakota defaulted on its senior credit facility in October 2008. On March 31, 2009, WestLB, as administrative agent for ABE South Dakota’s senior credit facility, disclosed its intent to foreclose on 100% of ABE’s equity interest in ABE South Dakota. At such time, ABE did not intend to object to the foreclosure. The Company’s Forms 10-Q for the fiscal quarters ending March 31, 2009 and June 30, 2009 reflected ABE South Dakota as discontinued operations.

In September 2009, ABE South Dakota’s senior lenders commenced discussions with the Company to explore alternatives to foreclosing on our equity interest in ABE South Dakota. Accordingly, we reconsolidated ABE South Dakota’s financial results in our financial statements, for current and past reporting periods. In June 2010, ABE South Dakota restructured its existing debt as outlined in footnote 4.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company’s restricted cash includes cash held for debt service under the terms of our debt agreements.

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, derivative financial instruments, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont approximate fair value. The Company believes it is not practical to estimate the fair value of the ABE South Dakota senior credit facility. The fair value of all other financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Fair Value Measurements

In determining fair value of its derivative financial instruments and warrant liabilities, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on June 30, 2010, utilized to measure fair value (amounts in thousands):

	Total	Level 1	Level 2	Level 3

Assets — Derivative Financial Instruments	$99	$99	$—	$—
Liabilities — Warrant Derivative	480	—	—	480

The warrants issued contain a strike price adjustment feature, as described in Note 5. We calculated the fair value of the warrants using the Black — Scholes valuation model. During the three and nine months ended June 30, 2010, we recognized an unrealized (loss) gain of $(26,000) and $9,000, respectively related to the change in the fair value of the warrant derivative liability as interest expense in the Consolidated Statements of Operations and Comprehensive Income.

The assumptions used in the Black-Scholes valuation model were as follows:

	June 30,	September 30,
	2010	2009

Market value(1)	$1.50	$1.50
Exercise Price	$1.50	$1.50
Expected volatility(2)	114.78%	107.75%
Expected life (years)(3)	2.125	2.50
Risk-free interest rate(4)	0.875%	1.188%
Forfeiture rate(5)	—	—
Dividend rate(6)	—	—

(1)	Market value based on recent unit transactions.

(2)	Because the Company’s units do not readily trade, it estimated future expected volatility for its warrants, utilizing volatility rates of a similar publicly traded ethanol producer.

(3)	The expected term of the warrants is the period of time for which the warrant is expected to be outstanding. The Company has no secondary market, and has not had any warrants exercised since inception. Therefore, the Company used the midpoint between the fully vested date and the forfeiture date as the expected term.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	The Company uses the average yield on current U.S. Treasury instruments with terms that approximate the expected term of the warrants being valued.

(5)	The expected forfeiture rate for the warrants is zero, as the Company has not had, nor does the Company expect to have, any warrants forfeited.

(6)	The expected dividend yield for the warrants is zero, as the Company has not declared, nor does the Company expect to declare dividends in the foreseeable future.

The following table reflects the activity for liabilities measured at fair value, using Level 3 inputs for the nine months ended June 30, 2010 (amounts in thousands):

Initial recognition of warrant derivative as of October 1, 2009	$489
Unrealized gain related to the change in fair value	(9)

Balance as of June 30, 2010	$480

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

At June 30, 2010, the Company had $4.0 million of other receivables from the Nebraska Advantage Act that, when collected, is required to be used to repay the loan from ABE Fairmont as described below in Note 4, unless this debt has been paid in full.

Inventories

Corn, chemicals, supplies, work in process, ethanol and distillers grains inventories are stated at the lower of cost or market on a weighted-cost basis.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Financing Costs

The Company deferred costs incurred to raise debt financing until the related funds were received. In March 2009 the Company recognized the remaining unamortized $4.9 million of deferred financing costs incurred on ABE South Dakota’s 2007 debt financing as interest expense due to ABE South Dakota being in default and the uncertainty in receiving future benefit from these fees.

Revenue Recognition

Ethanol revenue is recognized when product title is transferred to the customer as specified in the contractual agreements with the marketers. At ABE Fairmont, the title is transferred upon the release of the product for shipment and at ABE South Dakota, the title transfers when the product is loaded onto the rail cars. Revenue from the sale of co-products is recorded when title transfers to customers which generally occurs at the time of shipment. Co-products and related products are generally shipped free on board (FOB) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

Shipping Costs

Effective January 1, 2010, ABE Fairmont no longer receives a net of freight price from its ethanol marketer and as a result is now responsible for freight costs incurred on these shipments. The Company classifies shipping costs as a component of cost of goods sold in the consolidated statements of operations.

Debt Restructuring Costs

In the quarter ended June 30, 2010, the Company entered into a troubled debt restructuring with a lender. See Note 4 for a description of the accounting treatment. The Company incurred legal and professional services fees related to the restructuring of ABE South Dakota debt. These debt restructuring costs were reclassified from selling, general and administrative expenses for the three and nine month periods ending September 30, 2010 and 2009.

Income Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Unvested units are considered unit equivalents and are considered in the diluted income-per-unit computation, but have not been included in the computations of diluted income (loss) per unit

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as their effect would be anti-dilutive. Basic earnings and diluted earnings per share data were computed as follows (in thousands except per unit data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2010	June 30, 2010	June 30, 2009

Numerator:
Net income (loss) for basic earnings per share	$16,474	$(1,671)	$27,734	$(33,588)
Gain in fair value of warrant derivative liability	—	—	(9)	—

Net income (loss) for diluted earnings per share	16,474	(1,671)	27,725	(33,588)
Denominator:
Basic and diluted common shares outstanding	18,785	12,644	18,078	12,396
Earnings per share basic	$.88	$(.13)	$1.53	$2.71

Earnings per share diluted	$.88	$(.13)	$1.53	$2.71

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimated.

Subsequent Events

We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. No events have occurred that require disclosure.

2.	Inventories

A summary of inventories is as follows (in thousands):

	June 30,	September 30,
	2010	2009

Corn	$3,591	$1,341
Chemicals	882	489
Work in process	1,881	1,893
Ethanol	4,851	1,678
Distillers grain	614	412
Supplies and parts	1,892	1,805

Total	$13,711	$7,618

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	June 30,	September 30,
	2010	2009

Land	$3,962	$3,962
Buildings	21,324	21,295
Process equipment	215,657	215,820
Office equipment	1,265	1,273
Construction in process	41	80

	242,249	242,430
Accumulated depreciation	(55,564)	(39,066)

Property and equipment, net	$186,685	$203,364

In March 2009, the Company recorded an impairment of $8.7 million based on the expected future cash flows from ABE South Dakota.

4.	Long-Term Debt

Long-term debt consists of the following (in thousands, except percentages):

	June 30,
	2010	June 30,	September 30,
	Annual	2010	2009
	Interest Rate	Amount	Amount

ABE Fairmont senior credit facility — variable	3.75%	$47,650	$55,450
ABE Fairmont senior credit facility — fixed	7.53%	20,000	20,000
ABE Fairmont seasonal line — variable	—	—	3,000
ABE Fairmont subordinate exempt facilities bonds — fixed	6.75%	7,000	7,000
ABE South Dakota senior credit facility — fixed	—	—	87,979
ABE South Dakota working capital — fixed	—	—	7,100
ABE South Dakota subordinated solid waste facilities revenue bonds — fixed	—	—	19,000
ABE South Dakota notes payable — fixed	—	—	4,213
ABE South Dakota accrued interest	—	—	9,917
ABE South Dakota senior restructured debt principal — variable	1.85%	83,542	—
Restructuring fee	0.0%	3,000	—
Additional carrying value of restructured debt	N/A	10,555	—
ABE PJC Capital note — fixed	—	—	9,269

Total outstanding		171,747	222,928
Less: amounts due within one year		(15,521)	(146,303)

Long-term debt		$156,226	$76,625

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated maturities of debt at June 30, as follows (in thousands):

		Amortization of
		Additional Carrying
		Value of
	Principal	Restructured Debt	Total

2011	$14,489	$1,032	$15,521
2012	14,215	800	15,015
2013	14,215	1,907	16,122
2014	15,265	2,556	17,821
2015	8,815	2,468	11,283
Thereafter	94,193	1,792	95,985

Total debt	$161,192	$10,555	$171,747

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

At June 30, 2010, ABE Fairmont had $42.7 million outstanding on term loan A. ABE Fairmont must make quarterly principal installments of $2.6 million through February 2014, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance on May 2014. For each fiscal year ending September 30, 2010 through 2012, ABE Fairmont must pay an additional amount equal to the lesser of $8.0 million or 75% of its free cash flow. At June 30, 2010, ABE Fairmont had $25.0 million outstanding on the revolving term loan B. On the earlier of December 1, 2014 or nine months following complete repayment of term loan A, ABE Fairmont will begin repayment of revolving term loan B in $5.0 million semi-annual principal payments. ABE Fairmont pays interest monthly at an annualized interest rate of 7.53% on $20.0 million and a variable rate based on the 30-day LIBOR rate on the remaining outstanding debt.

ABE Fairmont had $0 outstanding under the revolving seasonal line and had the full $6.0 million available at June 30, 2010. Farm Credit also extended a $2.0 million revolving credit facility for financing third-party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail-car lease, effectively reducing the financing available from the $2.0 million revolving credit facility by $911,000.

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

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant

ABE Fairmont has $7.0 million of subordinate exempt facilities revenue bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan agreement is collateralized by the Fairmont plant assets. ABE Fairmont’s repayment of the loan and the security for the loan are subordinate to its senior credit facility. Annual principal payments of $815,000 are required, starting in December 2010 through December 2016, with the remainder due in December 2017. ABE Fairmont is making semi-annual interest payments.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement on June 16, 2010 (the “Senior Credit Agreement”), which was accounted for under troubled debt restructuring rules. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan in an aggregate principal amount equal to $84.3 million. The interest accrued on outstanding term and working capital loans under the existing credit agreement was reduced to zero. ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. The Company recorded the restructuring fee as a long-term, non-interest bearing debt on its consolidated balance sheets. See Effect of Restructuring below.

The principal amount of the term loan facility is payable in equal quarterly payments of $750,000 which began on June 30, 2010, with the remaining principal amount fully due and payable on March 31, 2016.

ABE South Dakota has the option to select between two floating interest rate loans under the terms of the Senior Credit Agreement: base rate loans bear interest at the administrative agent’s base rate plus an applicable margin that begins at 0.50% and increases to 3.0% after June 16, 2013 and eurodollar loans bear interest at LIBOR plus the applicable margin that begins at 1.5% and increases to 4.0% after June 16, 2013. Each loan can be entered for one, two, three or six month maturities.

ABE South Dakota’s obligations under the Senior Credit Agreement are secured by a first-priority security interest in all of the equity of ABE South Dakota and substantially all of ABE South Dakota’s assets.

Loans outstanding under the Senior Credit Agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows from operations exceeding thresholds set forth in the agreement.

Subordinate Solid Waste Facilities Revenue Bonds

Effective June 18, 2010, in connection with the debt restructuring described above, ABE South Dakota paid $2.25 million and the remaining $601,000 of net funds in the restricted cash accounts in full satisfaction of the $19.0 million bonds and accrued interest of $1.5 million resulting in a gain on extinguishment of debt of $17.6 million. On both a basic and diluted income per share basis, the gain was $.94 per share and $.98 per share for the three and nine month periods ending June 30, 2010. The subordinated claimholders and ABE South Dakota terminated all documents related to the Subordinated Solid Waste Facilities Revenue Bonds.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effect of Restructuring

The following table summarizes the impact of restructured senior and subordinated debt at ABE South Dakota, including the gain on extinguishment of subordinated Solid Waste Facilities Revenue Bonds and the deferred gain on the troubled debt restructured senior credit agreement (dollars in thousands).

	Subordinated	Senior	Total
	Revenue	Credit	Debt
	Bonds	Facility	Restructured

Principal balance	$19,000	$99,292	$118,292
Accrued interest	1,511	14,518	16,029

Obligations prior to restructuring	20,511	113,810	134,321

Restructuring transactions:
Settlement payments	(2,250)	(15,000)	(17,250)
Settlement interest payments	(601)	(963)	(1,564)
Interest forgiven	—	(13,555)	(13,555)
Restructuring fee	—	3,000	3,000
Gain on extinguishment	(17,660)	—	(17,660)

Obligation after restructuring	—	87,292	87,292
Principal payment June 30, 2010	—	(750)	(750)

Obligation balance	$—	$86,542	$86,542

Obligation after restructuring are comprised of:
Principal balance	$—	$84,292	$84,292
Restructuring fee — non interest bearing	—	3,000	3,000

Total obligation after restructuring	$—	$87,292	$87,292

Since the future maximum undiscounted cash payments on the amended and restated senior credit facility (including principal, interest and the restructuring fee) exceed the adjusted carrying value, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms will be accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense.

PJC Capital Secured Note — Advanced BioEnergy, LLC

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

Private Offerings

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

In June 2010, the Company completed a private offering in which it issued 6,900,000 membership units of the Company at a price of $1.50 per unit for an aggregate purchase price of $10.4 million. The net proceeds from the private placement, after deducting offering expenses, were used to contribute $10.0 million in cash to ABE South Dakota required by the terms of the debt restructuring.

Investment by Hawkeye Energy Holdings, LLC

In the event that the Company at any time prior to October 21, 2010 issues additional units for less than $1.50 per unit, the Company has agreed to issue Hawkeye such additional number of units as it would have purchased had their subscription price been for such lower offering price.

Warrants

In connection with the PJC Capital Note, the Company issued 532,671 warrants to purchase units of the Company. The warrants have an exercise price of $1.50 per unit and expire in October 2014. The warrants contain a strike price adjustment feature, which, upon adoption of recent accounting guidance, resulted in the instruments no longer being considered indexed to the Company’s own units. Accordingly, the classification and the related accounting for these warrants changed (from equity to liability) on October 1, 2009. As of that date, the Company reclassified $489,000 from equity to a liability representing the fair value of the warrants, based on $.92 per warrant, as calculated using the Black — Scholes valuation model. During the three and nine months ended June 30, 2010, the liability was adjusted for the change in fair value of the warrants, and the Company recorded an unrealized loss of $26,000 and an unrealized gain of $9,000 respectively. A liability of $480,000 related to the warrants is included in other liabilities in the consolidated balance sheet as of June 30, 2010.

6.	Major Customers and Subsequent Events

ABE South Dakota currently has an ethanol product off-take arrangement with Gavilon, pursuant to which it is required to sell its output of ethanol produced at the plants, less certain E-85 and local promotion-retained product, at accepted bid prices per gallon, less a commission. On April 7, 2010, ABE South Dakota provided notice of its intent to terminate the off-take arrangement with Gavilon and executed new marketing agreements with Hawkeye Gold, LLC (“Gold”), an affiliate of Hawkeye, which will become effective no later than October 7, 2010. The agreements provide that ABE South Dakota will sell and Gold will purchase substantially all of the denatured fuel-grade ethanol produced at the South Dakota plants. The initial term of the agreement is for three years and provides for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

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

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ABE Fairmont is currently self-marketing the distillers grains it produces. ABE South Dakota currently has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) for marketing the local sale of ethanol co-products produced at the South Dakota plants. On April 7, 2010, ABE South Dakota provided notice to Dakotaland Feeds that it was terminating its marketing agreement and executed a new marketing agreement with Gold for distillers grains produced at the Aberdeen plants, which will become effective no later than October 7, 2010. The marketing agreement with Gold provides that ABE South Dakota agrees to sell and Gold agrees to purchase substantially all of the dried and wet distillers grains produced at the Aberdeen, South Dakota plants. Dakotaland will continue to market the distillers grains produced at the Huron plant.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	June 30,	June 30,
	2010	2009

Hawkeye — Ethanol
Nine month revenue (Since January 1, 2010)	$95,364	$—
Receivable balance	4,766	—
Gavilon — Ethanol
Nine month revenues	$148,617	$217,895
Receivable balance	3,693	10,248
Dakotaland — ABE South Dakota Distiller Grains
Nine month revenues	$9,983	$20,083
Receivable balance	297	364

7.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains, with forward purchase and sales contracts to reduce volatility in future operating margins. As of June 30, 2010, in addition to holding call options to purchase 1.1 million bushels of corn and entering into contracts to purchase 4.8 million bushels of corn in which the futures price was not locked, the Company also had 5.7 million gallons of ethanol sold on basis contracts. The Company had also entered into the following fixed-price forward contracts at June 30, 2010 (in thousands):

Commodity	Quantity	Amount	Period Covered

Corn purchase contracts	5,881 bushels	$19,769	September 2010
Ethanol sales contracts	24,548 gallons	40,509	September 2010
Dried distillers grains sale contracts	59 tons	5,081	September 2010

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

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ended June 30, 2010 and 2009 and the fair value of future contracts as of June 30, 2010 and September 30, 2009 (in thousands):

	Income Statement	Realized	Unrealized	Total Gain
	Classification	Gain (Loss)	Gain (Loss)	(Loss)

Three months ending June 30, 2010	Cost of Goods Sold	$(1,381)	$915	$(466)
Three months ending June 30, 2009	Cost of Goods Sold	—	—	—

Nine months ending June 30, 2010	Cost of Goods Sold	(614)	(97)	(711)
Nine months ending June 30, 2009	Cost of Goods Sold	(3,158)	—	(3,158)

	Balance Sheet	June 30,	September 30,
	Classification	2010	2009

Corn option values	Current Assets	$99	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2009. These risks and uncertainties include, but are not limited to, the following:

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

To execute our business plan, we entered into financial arrangements to build and operate ethanol production facilities in Fairmont, Nebraska. Separately, we acquired ABE South Dakota, LLC (“ABE South Dakota”) f/k/a Heartland Grain Fuels, LP in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our Fairmont, Nebraska plant began in June 2006, and operations commenced at the plant in November 2007. Construction of our new facility in Aberdeen, South Dakota began in April 2007, and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont which owns and operates the Fairmont, Nebraska plant and ABE South Dakota, which owns and operates plants in Aberdeen and Huron, South Dakota.

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

Corn mash left over from distillation is pumped into a centrifuge for dewatering. The liquid from the centrifuge, known as thin stillage, is then pumped from the centrifuges to an evaporator, where it is dried into thick syrup. The solids that exit the centrifuge, known as the wet cake, are conveyed to the dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process produces distillers grains with solubles, which is used as a high-protein/fat animal-feed supplement. Dry-mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains; modified wet distillers grains with solubles, known as modified distillers grains; and dry distillers grains with solubles. Wet and modified distillers grains have been dried to approximately 64% and 44% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

FACILITIES

The table below provides a summary of our ethanol plants in operation as of June 30, 2010:

		Estimated
	Estimated	Annual	Estimated
	Annual	Distillers’	Annual
	Ethanol	Grains	Corn	Primary
Location	Production	Production(1)	Processed	Energy Source	Builder
	(Million gallons)	(Tons)	(Million bushels)

Fairmont, NE	110	334,000	39.3	Natural Gas	Fagen
Aberdeen, SD(2)	9	27,000	3.2	Natural Gas	Broin
Aberdeen, SD(2)	44	134,000	15.7	Natural Gas	ICM

Huron, SD	32	97,000	11.4	Natural Gas	ICM

Consolidated	195	592,000	69.6

(1)	Our plants produce and sell wet, modified wet and dried distillers grains. The stated quantities are on a fully dried basis operating at capacity.

(2)	Our facility at Aberdeen consists of two separate production plants.

We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We also believe that these plants are adequately insured for replacement cost, plus related disruption expenditures.

The senior creditor of the Fairmont plant is secured by a first mortgage on the plant real estate and a security interest lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the Fairmont plant. We pledged a first-priority security interest on substantially all assets of the South Dakota plants to the collateral agent for the senior creditor of these plants.

ABE South Dakota currently has an ethanol product off-take arrangement with Gavilon, pursuant to which it sells its output of ethanol produced at the plants, less certain E-85 and local promotion-retained product, at accepted bid prices per gallon, less a commission. On April 7, 2010, ABE South Dakota provided notice of its intent to terminate the off-take arrangement with Gavilon and executed new marketing agreements with Hawkeye Gold, LLC (“Gold”), an affiliate of Hawkeye, which will become effective no later than October 7, 2010. The agreements provide that ABE South Dakota agrees to sell and Gold agrees to purchase substantially all of the denatured fuel-grade ethanol produced at the South Dakota plants. The initial term of the agreements is for three years and provides for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

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

For the quarter ended June 30, 2010, 79% of our distillers grains revenues were derived from the sale of dried distillers grains, which has an indefinite life and can be transported by truck or rail, 4% from modified distillers grains and 17% from wet. Wet and modified distillers grains can only be marketed locally and regionally through truck markets and have shelf lives of 10 days and 3 weeks, respectively. ABE Fairmont is self-marketing the distillers grains it produces. ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC, whereby Dakotaland Feeds markets the local sale of distillers grains produced at the South Dakota plants to third parties for an agreed-upon commission. On April 7, 2010, ABE South Dakota provided notice to Dakotaland Feeds that it was terminating its marketing agreement for distillers grains produced at the Aberdeen plants and executed a new marketing agreement with Gold for distillers grains produced at the Aberdeen plants which will become effective no later than October 7, 2010. Dakotaland will continue to market the distiller grains produced at the Huron plant. Selling prices for distillers grains are seasonal, declining in the spring and summer seasons as cattle return to pasture grazing, thereby decreasing demand for animal feed.

Plan of Operations through June 30, 2011

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

The following table reflects quantities of our products sold at average net prices, as well as bushels of corn ground and therms of gas burned at average costs for the three months ended June 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost

Ethanol (gallons)	49,102	$1.58	46,698	$1.50
Dried distillers’ grains (tons)	117	89.44	79	117.32
Wet/modified distillers’ grains (tons)	77	31.20	126	49.60

Corn (bushels)	17,814	$3.35	16,670	$3.87
Gas (mmbtus)	1,350	4.41	1,268	3.20

Net Sales

Net sales for quarter ended June 30, 2010 were $90.3 million, compared to $85.5 million for the quarter ended June 30, 2009, an increase of $4.8 million or 6%. The increase in revenues was due to a 5% increase in production due to production improvements at all facilities and 5% increase in the average price of ethanol, from the same quarter in 2009. The price increase is due to rising demand for ethanol and ethanol sales at ABE Fairmont being recorded at gross selling price with the Gold marketing agreement that became effective on January 1, 2010. Prior year ethanol sales at ABE Fairmont were recorded net of freight costs. During the fiscal quarters ending June 30, 2010 and 2009, 86% and 82%, respectively, of our net sales were derived from the sale of ethanol, and our remaining net sales were derived from the sale of distillers grains.

Cost of Goods Sold

Costs of goods sold for the quarter ending June 30, 2010 was $86.2 million, compared to $81.6 million for the quarter ending June 30, 2009, an increase of $4.6 million or 6%. For the quarters ended June 30, 2010 and June 30, 2009, ABE Fairmont incurred $3.7 million and $0 in ethanol freight expense. This increase in freight is due to the new ethanol marketing agreement with Gold that became effective on January 1, 2010. Under the agreement, ABE Fairmont is responsible for ethanol shipping costs incurred. Costs of goods sold included a corn-related hedging loss of $466,000 in the quarter ended June 30, 2010 and no loss for the quarter ended June 30, 2009. Corn costs represented 69% and 79% of cost of sales for the fiscal quarters ending June 30, 2010 and 2009. Physically delivered corn costs decreased 13% from $3.87 per bushel in the quarter ending June 30, 2009, to $3.35 per bushel for the quarter ending June 30, 2010.

The decrease in corn cost per bushel for the quarter ended June 30, 2010 was due to favorable crop conditions in 2009, additional acreage planted and less international demand. Natural gas costs represented 7% and 5% of cost of sales for the fiscal quarters ending June 30, 2010 and 2009. Our average gas prices increased from $3.20 per mmbtu in the quarter ending June 30, 2009, to $4.41 per mmbtu in the quarter ending June 30, 2010.

Gross Profit

Our gross profit for the quarter ending June 30, 2010 was $4.1 million, compared to gross profit of $3.9 million for the quarter ending June 30, 2009. Ethanol and distillers grain yields from a bushel of corn remain relatively constant from the quarter ending June 20, 2009 to the quarter ending June 30, 2010, averaging between 2.79 and 2.81 gallons of ethanol and 17 pounds of distillers grains per bushel. For the three months ended June 30, 2010 we had a 5% increase in ethanol production over the same period in 2009 which was offset by tighter margins. Our gross profit fluctuations are primarily driven by the volatile selling prices of ethanol and distillers grains less the input costs of corn and to an extent natural gas. The increase in ethanol selling prices was offset by the increased freight costs on ethanol.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees, as well as certain non-recurring charges. Selling, general and administrative expenses decreased slightly to $2.1 million for the quarter ending June 30, 2010. Selling, general and administrative expenses as a percentage of sales have been consistent at 2% for the quarters ended June 30, 2010 and 2009.

Interest Expense

Interest expense for the quarter ending June 30, 2010 was $2.4 million, compared to $3.4 million for the quarter ended June 30, 2009, a decrease of $1.0 million. The 29% decline in interest is attributed to the reduction and refinancing of principal of the PJC Capital Note, a reduction of obligations under the ABE Fairmont senior credit facility and a reduction of interest rates on the ABE South Dakota Senior Credit Facility on April 1, 2010, as part of the restructuring agreement.

Gain on Extinguishment of Debt

Effective June 18, 2010, in connection with the Restructuring described above, ABE South Dakota paid $2.25 million and the remaining $601,000 of net funds in the restricted cash accounts as full satisfaction of the $19.0 million bonds and accrued interest of $1.5 million resulting in the gain on extinguishment of debt of $17.6 million.

Debt Restructuring Costs

The Company incurred legal and professional services fees related to the restructuring of ABE South Dakota debt of $898,000 and $233,000 in the quarters ended June 30, 2010 and 2009. Previously these costs had been included in selling general and administrative costs.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

The following table reflects quantities of our products sold at average net prices, as well as bushels of corn ground and therms of gas burned at average costs for the nine months ended June 30, 2010 and 2009:

	Nine Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2009
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost

Ethanol (gallons)	147,294	$1.66	139,157	$1.56
Dried distillers’ grains (tons)	339	94.68	241	130.69
Wet/modified distillers’ grains (tons)	260	33.61	427	50.83

Corn (bushels)	53,830	$3.39	49,989	$4.00
Gas (mmbtus)	4,082	4.85	3,777	4.41

Net Sales

Net sales for the nine months ended June 30, 2010 were $285.3 million, compared to $270.7 million for the nine months ended June 30, 2009, an increase of $14.6 million or 5%. During the nine months ended June 30, 2010 and 2009, 86% and 80%, respectively, of our net sales were derived from the sale of ethanol, and our remaining net sales were derived from the sale of distillers grains.

The sales increase is due to the 6% increase or additional 8.1 million gallons of ethanol sold from the nine months ended June 30, 2009 to June 30, 2010, due to the Fairmont and Aberdeen plants optimizing production. Revenues also increased due to the average selling price per gallon of ethanol increasing from $1.56 per gallon in the nine months ended June 30, 2009 to $1.66 per gallon in the nine months ended June 30, 2010. The increase in prices was a result of rising ethanol demand and ethanol sales at ABE Fairmont being recorded at gross selling price with the Gold marketing agreement that became effective on January 1, 2010. Prior year ethanol sales at ABE Fairmont were recorded net of freight costs. Dried and wet/modified distillers grain selling prices per ton decreased 28% and 34%, respectively, from the nine months ended June 30, 2009 to June 30, 2010, as a result of saturated local and regional markets, and a drop in corn prices.

Cost of Goods Sold

Costs of goods sold for the nine months ended June 30, 2010 was $258.5 million, compared to $267.1 million for the nine months ending June 30, 2009, a decrease of $8.6 million or 3%. Corn costs represented 71% and 75% of cost of sales for the nine months ended June 30, 2010 and 2009. Natural gas costs represented 8% and 6% of cost of sales for the nine months ended June 30, 2010 and 2009.

The decrease in cost of sales is primarily related to the lower cost per bushel of corn ground. Corn prices fell from an average price in 2009 of $4.00 to the 2010 average price of $3.39 a bushel. Corn and natural gas usage increased due to the increased production. The shift in distillers grain marketing to more dried and less wet/modified increased the usage, and the cost of natural gas per mmbtu increased 10% in the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009. Cost of sales includes a $711,000 corn-related hedge loss in the nine months ended June 30, 2010 compared to a $3.2 million loss in the same period in 2009. ABE Fairmont now recognizes ethanol freight in cost of goods sold pursuant to the Gold agreement which commenced on January 1, 2010. Ethanol freight costs totaled $7.3 million for the nine months ended June 30, 2010 compared to $0 for the same period in 2009.

Gross Profit

Our gross profit for the nine months ended June 30, 2010 was $26.8 million, compared to $3.6 million for the nine months ended June 30, 2009. Our gross profit fluctuations are primarily driven by the volatile selling prices of ethanol and distillers grains less the input costs of corn and, to an extent, natural gas. Ethanol prices increased 6% in the nine months ended June 30, 2010 compared to the same period in 2009 while corn costs dropped 15%. Additionally we sold 6% more gallons of ethanol in the current nine month period.

Selling, General, and Administrative Expenses

Overall selling, general and administrative costs increased approximately $164,000, or 3%, to $5.3 million for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. Selling, general and administrative expenses as a percentage of sales are consistent at 2% in the nine months ended June 30, 2009 and 2010.

Interest Expense

Interest expense for the nine months ended June 30, 2010 was $9.8 million, compared to $21.9 million for the nine months ended June 30, 2009, a decrease of $12.10 million. The decrease was attributed to the prior year $4.9 million write off of deferred financing costs originally recorded on ABE South Dakota debt that was in default and a $4.2 million expense related to the termination of the interest rate swap agreements in December 2008. The Company was able also to decrease its interest expense by making principal payments, restructuring and refinancing the PJC Capital Note, making principal payments to reduce obligations under the ABE Fairmont senior credit facility and receiving a reduction of interest rate on the ABE South Dakota senior credit facility on April 1, 2010 as part of the restructuring agreement.

Gain on Extinguishment of Debt

Effective June 18, 2010, in connection with the restructuring, ABE South Dakota paid $2.25 million and the remaining $601,000 of net funds in the restricted cash accounts as full satisfaction of the $19.0 million bonds and accrued interest of $1.5 million resulting in the gain on extinguishment of debt of $17.6 million.

Debt Restructuring Costs

The Company incurred legal and professional services fees related to the restructuring of ABE South Dakota debt of $2.0 million and $2.4 million in the nine months ended June 30, 2010 and 2009. Previously these costs had been included in selling general and administrative costs.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. By using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies we lock in our selling prices and input costs when favorable margins exist.

In the quarter ended June 30, 2010, the average Chicago Opis Spot Ethanol Assessment was $1.559 per gallon and the average NYMEX RBOB was $2.168 per gallon, or approximately $.605 per gallon above ethanol prices. We believe additional ethanol supply from existing plants that were temporarily taken off-line may come on-line in the near future, and blenders will approach the 10% federal blend wall, which may further reduce wholesale ethanol prices compared to gasoline.

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

We believe the ethanol industry’s expansion was due to these federal mandates and policies. However, we expect the rate of industry expansion to slow significantly because of the lack of available capital to finance new construction. In addition, state regulatory activity may also negatively impact the consumption of corn-based ethanol in certain domestic markets, such as California, due to low carbon fuel standards that take into consideration the effects caused by indirect land use.

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

The RFS2 went into effect on July 1, 2010 and requires certain gas emission reductions for the entire lifecycle, including production of fuels, compared to petroleum fuels produced in 2005. The greenhouse gas reduction requirement generally doesn’t apply to facilities that commenced construction prior to December 2007. If this changes and our plants must meet the standard, it may impact the way we procure feed stock and modify the way we market and transport our products.

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

Distillers Grains

We compete with other ethanol producers in the sales of distillers grains, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 79% of our distiller grain revenues are derived from the sale of dried distiller grains, which has an indefinite life and can be transported by truck or rail, 4% as modified distillers and 19% as wet, which have a shorter shelf life and are typically sold in local markets.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Existing Debt Obligations

Our business activities and plant operations are conducted through Advanced BioEnergy, ABE Fairmont and ABE South Dakota. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. ABE Fairmont has traditional project financing in place, including senior secured financing, working capital facilities and subordinate exempt-facilities revenue bonds. ABE South Dakota recently completed a restructuring of its debt with its senior and subordinated creditors, which eliminated the subordinated debt. There are provisions contained in the various financing agreements at each operating entity preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to utilize the cash and other financial resources of each subsidiary for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the separate financing agreements.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $848,000 on hand at June 30, 2010.

In May 2010, ABE borrowed $3.0 million from ABE Fairmont and used existing cash on hand to pay off the PJC Capital Note in full. ABE will be required to repay principal on the ABE Fairmont Note to reduce the note to $2.5 million by September 30, 2010 and to repay the note in full by January 31, 2011. The ABE Fairmont Note requires that all receipts from the Nebraska Advantage Act be remitted to ABE Fairmont and that ABE apply any permitted distributions related to the fiscal year ending September 30, 2010 to any outstanding balance on the ABE Fairmont Note.

In June 2010, ABE completed a private placement by issuing 6,900,000 units at $1.50 per unit to accredited investors raising net proceeds totaling $10.0 million. The units were issued to existing unit holders of ABE. The net proceeds from the private placement plus an additional $2.25 million in cash were contributed as equity to ABE South Dakota in connection with the ABE South Dakota restructuring which was also completed in June 2010.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months. The Company believes it can service the ABE Fairmont Note through Nebraska Advantage Act tax refunds, cash on hand and distributions from ABE Fairmont. At June 30, 2010, the Company has a receivable related to the Nebraska Advantage Act of $4.0 million and anticipates receiving approximately $3.1 million of this receivable by September 30, 2010.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $12.6 million and restricted cash of $1.8 million on hand at June 30, 2010. The restricted cash is held in escrow for future debt service payments. As of June 30, 2010, ABE Fairmont had total debt outstanding of $74.7 million consisting of $67.7 million in senior secured credit and $7.0 million of subordinate exempt-facilities revenue bonds outstanding. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest payments on its outstanding subordinate exempt revenue bonds. ABE Fairmont is required to make quarterly principal payments of $2.6 million on its senior secured credit. Annual principal payments of $815,000 on the subordinate exempt facilities revenue bonds commence in December 2010.

ABE Fairmont is allowed to make cash distributions to ABE if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principles and other terms contained in its senior secured credit agreement. The distribution is subject to the completion of ABE Fairmont’s annual financial statement audit. Upon making any distribution, ABE Fairmont must remain in compliance with all loan covenants and terms and conditions of the senior secured credit agreement.

In May 2010, Farm Credit allowed a $3.0 million loan to ABE for purposes of paying off the PJC Capital Note, as evidenced by a note in favor of ABE Fairmont (the “ABE Fairmont Note”). The ABE Fairmont Note accrues interest at 4% and requires ABE to remit future tax reimbursements from the Nebraska Advantage Act and any annual cash dividend distributions from ABE Fairmont allowed under the senior secured credit agreement will be applied to outstanding principal until the loan is paid in full. The loan balance must be reduced to less than $2.5 million by September 30, 2010 and paid in full by January 31, 2011.

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

We believe ABE Fairmont has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months. In addition to the cash on hand, ABE Fairmont has a $6.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires April 1, 2011. ABE Fairmont has $6.0 million available on the revolving credit facility as of June 30, 2010. ABE Fairmont also has a $2.0 million revolving credit facility for financing third-party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease, reducing the financing available from the $2.0 million revolving credit facility by $911,000.

ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in compliance with all covenants at June 30, 2010.

ABE South Dakota (fka: HGF or Heartland Grain Fuels, L.P.)

ABE South Dakota had cash and cash equivalents of $8.2 million and $5.0 million of restricted cash on hand at June 30, 2010. The restricted cash consists of $3.0 million for a debt service payment reserve and $2.0 million for the construction of certain rail infrastructure at its Huron, South Dakota ethanol facility.

Effective as of June 18, 2010, ABE South Dakota entered into an Amended and Restated Senior Credit Agreement dated as of June 16, 2010 (the “Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements under the existing senior credit agreement to a senior term loan in an aggregate principal amount equal to $84.3 million. Interest accrued on outstanding term and working capital loans under the existing credit agreement was reduced to zero on June 18, 2010. The principal amount of the term loan facility is payable in equal quarterly payments of $750,000 beginning on June 30, 2010, with the remaining principal amount fully due and payable on March 31, 2016. ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. The Company recorded the restructuring fee as a long-term, non interest bearing debt.

ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. Loans outstanding under the Senior Credit Agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows.

The Senior Credit Agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change their line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the Senior Credit Agreement. The Senior Credit Agreement contains customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control. ABE South Dakota was in compliance with all covenants at June 30, 2010.

We believe ABE South Dakota has sufficient financial resources available to fund current operations, make debt service payments and fund capital expenditure requirements, including the $2.0 million Huron rail infrastructure project, over the next 12 months.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	June 30,	June 30,	September 30,
	2010	2010	2009
	Annual	Principal	Principal
	Interest Rate	Amount	Amount

ABE Fairmont senior credit facility — variable	3.75%	$47,650	$55,450
ABE Fairmont senior credit facility — fixed	7.53%	20,000	20,000
ABE Fairmont seasonal line — variable	—	—	3,000
ABE Fairmont subordinate exempt facilities bonds — fixed	6.75%	7,000	7,000
ABE South Dakota senior credit facility — fixed	—	—	87,979
ABE South Dakota working capital — fixed	—	—	7,100
ABE South Dakota subordinated solid waste facilities revenue bonds — fixed	—	—	19,000
ABE South Dakota notes payable — fixed	—	—	4,213
ABE South Dakota accrued interest	—	—	9,917
ABE South Dakota senior restructured debt principal — variable	1.85%	83,542	—
Restructuring fee	0.0%	3,000	—
Additional carrying value of restructured troubled debt	N/A	10,555	—
ABE PJC Capital note — fixed	—	—	9,269

Total outstanding		171,747	222,928
Less: amounts due within one year		(15,521)	(146,303)

Long-term debt		$156,226	$76,625

The estimated maturities of debt at June 30, as follows (in thousands):

		Amortization of
		Additional Carrying
		Value of
	Principal	Restructured Debt	Total

2011	$14,489	$1,032	$15,521
2012	14,215	800	15,015
2013	14,215	1,907	16,122
2014	15,265	2,556	17,821
2015	8,815	2,468	11,283
Thereafter	94,193	1,792	95,985

Total debt	$161,192	$10,555	$171,747

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

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, derivative financial instruments, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont approximate fair value. The Company believes it is not practical to estimate the fair value of the ABE South Dakota senior credit facility. The fair value of all other financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

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

Revenue Recognition

Ethanol revenue is recognized when product title is transferred to the customer as specified in the contractual agreements with the marketers. At ABE Fairmont, the title is transferred upon the release of the product for shipment and at ABE South Dakota, the title transfers when the product is loaded onto the rail cars. Revenue from the sale of co-products is recorded when title transfers to customers which generally occurs at the time of shipment. Co-products and related products are generally shipped free on board (FOB) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING

We have applied for an income and sales tax incentive available under the Nebraska Advantage Act. We anticipate receiving up to 10% of the investment in the Nebraska plant through the recovery of certain sales taxes paid on construction costs and future purchases, as well as reductions in income taxes over the next 13 years. Under the Nebraska Advantage Act, we also anticipate recovery of 5% of the annual costs of newly created employment positions, pursuant to offsets to future payroll taxes. At June 30, 2010 we have a receivable of $4.0 million, of which we anticipate receiving $3.1 million by September 30, 2010. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants, credits or deductions.

In December 2006 we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. We anticipate paying off the outstanding obligation with future property tax payments assessed on the Fairmont plant.

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $10 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota generally receives payments between $700,000 and $800,000 for the Huron plant per year and expects this incentive to terminate for the plant in 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the prices of ethanol and corn. For the quarter ended June 30, 2010, sales of ethanol represented 86% of our total revenues, and corn costs represented 71% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At June 30, 2010, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $1.51 and $3.54, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represent 14% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grain spot price for local customers was $90 per ton at June 30, 2010.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 7% of total cost of sales for the quarter ended June 30, 2010. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At June 30, 2010, the price of natural gas on the NYMEX was $4.62 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At June 30, 2010 we guaranteed prices for our ethanol representing 50% of our ethanol gallons sold through September 2010 by entering into fixed-priced contracts. At June 30, 2010 we had entered into forward-sale contracts representing 40% of our expected distillers grain production, and we had entered into forward purchase contracts representing 34% of our current corn requirements through September 2010. At June 30, 2010, we had entered into forward purchase contracts representing 27% of our gas requirements through September 30, 2010.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume(1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)

Ethanol	96.8	gallons	10.0%	$1.51	$14.7
Distillers grains	.35	tons	10.0%	89.44	3.2
Corn	46.1	bushels	10.0%	3.54	16.3
Natural gas	3.9	btus	10.0%	4.62	1.8

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 50% of our expected annual gallons capacity of 195 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 40% of our expected annual distillers grain production of 592,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 34% of our estimated current 69.6 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in 27% of our estimated annual requirement.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grain price per ton as of June 30, 2010.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of June 30, 2010, we had $131.2 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates, our annual interest would change by $1,312,000.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, who is also our chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer, who is also our chief financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting identified in connection with our evaluation during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2009, Revis Stephenson, the Company’s former director and chairman of the board and former chief executive officer, filed a demand for arbitration with the American Arbitration Association, alleging that the Company breached its employment agreement with Mr. Stephenson when it terminated his employment in January 2009. Mr. Stephenson is seeking additional compensation, including but not limited to two years of compensation and benefits. The Company filed an answer in July 2009. The arbitration has been scheduled for September 2010.

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company previously disclosed all sales of existing securities that were not registered under the Securities Act during the last quarter on a current report on Form 8-K, dated as of June 2, 2010.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report, beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer,
President, and
Chief Financial Officer

Date: August 16, 2010

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3.1	Certificate of Formation	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005
3.2	Fourth Amended and Restated Operating Agreement of the Registrant, dated as of February 1, 2006 as amended on September 18, 2009	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 13, 2010
10.1	Form of Director Indemnification Agreement	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2010
10.2	Lock-Up and Voting Agreement dated as of March 31, 2010 (effective as of April 7, 2010) among Marshall Financial Group, LLC, Banco Santander, S.A., New York Branch, Farm Credit Bank of Texas, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, KEB NY Financial Corp., Nordkap Bank AG, WestLB AG, New York Branch, Heartland Grain Fuels, L.P., the Company and Oppenheimer Rochester National Municipals	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010
10.3	Backstop Commitment Agreement dated as of April 7, 2010 between the Company and Hawkeye Company Holdings, LLC	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010
10.4	Exclusive Ethanol Marketing Agreement (Aberdeen, South Dakota plant) dated as of April 7, 2010 between Hawkeye Gold, LLC and Heartland Grain Fuels, L.P.	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010
10.5	Exclusive Ethanol Marketing Agreement (Huron, South Dakota plant) dated as of April 7, 2010 between Hawkeye Gold, LLC and Heartland Grain Fuels, L.P.	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010
10.6	Distillers Grains Marketing Agreement (Aberdeen, South Dakota plant) dated as of April 7, 2010 between Hawkeye Gold, LLC and Heartland Grain Fuels, L.P.	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010
10.7	Amendment No. 1 to Voting Agreement dated as of April 7, 2010 among the Company, Hawkeye Energy Holdings, LLC, Ethanol Investment Partners, LLC, Ethanol Capital Partners, Series R, LP, Ethanol Capital Partners, Series T, LP, Tennessee Ethanol Partners, LP, South Dakota Wheat Growers Association and the directors of the Company party thereto	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010

Exhibit
No.	Description	Method of Filing

10.8	Restructuring Agreement dated as of June 16, 2010 among Advanced BioEnergy, LLC, ABE Heartland, LLC, ABE South Dakota, LLC, Dakota Fuels, Inc., the lenders referred to therein, WestLB AG, New York Branch, as Administrative Agent and Collateral Agent, Wells Fargo Bank, National Association, as Trustee of the Brown County, South Dakota Subordinate Solid Waste Facilities Revenue Bonds (Heartland Grain Fuels, L.P. Ethanol Plant Project) Series 2007A, Oppenheimer Rochester National Municipals, as the sole bondholder, and Brown County, South Dakota, as issuer of the subordinated bonds.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010
10.9	Amended and Restated Senior Credit Agreement dated as of June 16, 2010 among ABE South Dakota, LLC, the lenders referred to therein and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent.	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010
10.10	Amended and Restated Accounts Agreement dated as of June 16, 2010 among ABE South Dakota, LLC, Amarillo National Bank, as the Accounts Bank and Securities Intermediary and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent.	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010
31.1	Rule 13a-14(a)/5d-14(a) Certification by Principal Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/5d-14(a) Certification by Principal Financial and Accounting Officer	Filed Electronically
32	Section 1350 Certification	Filed Electronically