Form 10-K
period 2010-09-30
Advanced BioEnergy, LLC
filed 2010-12-29
CIK 1325740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

Commission file number: 000-52421

ADVANCED BIOENERGY, LLC
(Exact name of Registrant as Specified in its Charter)

Delaware	20-2281511
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10201 Wayzata Boulevard, Suite 250
Minneapolis, MN 55305
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

As of December 21, 2010, the number of outstanding units was 24,714,180.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2011 Annual Meeting of Members are incorporated by reference into Part III.

ADVANCED BIOENERGY, LLC

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of this Annual Report on Form 10-K. These risks and uncertainties include, but are not limited to, the following:

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	margins can be volatile and could evaporate, which may impact our ability to meet current obligations and debt service requirements at our operating entities;

•	our hedging transactions and mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current governmental mandated tariffs, credits and standards may be reduced or eliminated;

•	alternative fuel additives may be developed that are superior to, or cheaper than, ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operation facilities may experience technical difficulties and not produce the gallons of ethanol expected; and

•	our units are subject to a number of transfer restrictions, no public market exists for our units, and none is expected to develop.

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

INDUSTRY AND MARKET DATA

We obtained the industry, market and competitive position data used throughout this report from our own research, studies conducted by third parties, independent industry associations, governmental associations or general publications and other publicly available information. In particular, we have based much of our discussion of the ethanol industry, including government regulation relevant to the industry and forecasted growth in demand, on information published by the Renewable Fuels Association (“RFA”), the national trade association for the U.S. ethanol industry. Because the RFA is a trade organization for the ethanol industry, it may present information in a manner that is more favorable to that industry than would be presented by an independent source. Although we believe these sources are reliable, we have not independently verified the information. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

ETHANOL UNITS

All references in this report to gallons of ethanol are to gallons of denatured ethanol. Denatured ethanol is ethanol blended with 2.0% to 2.5% denaturant, such as gasoline, to render it undrinkable and thus not subject to alcoholic beverage taxes.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

Advanced BioEnergy, LLC (“Company”, “we”, “our”, “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers grains. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly over the last few years as the use of ethanol reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice, and decreases the amount of crude oil the U.S. needs to import from foreign sources.

To execute our business plan, we entered into financial arrangements to build and operate an ethanol production facility in Fairmont, Nebraska, and we separately acquired ABE South Dakota, LLC (f/k/a Heartland Grain Fuels, LP) in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our Fairmont, Nebraska plant began in June 2006, and operations commenced at the plant in November 2007. Construction of our expansion facility in Aberdeen, South Dakota began in April 2007, and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) which owns and operates the Fairmont, Nebraska plant and ABE South Dakota, LLC (“ABE South Dakota”) which owns and operates ethanol facilities in Aberdeen and Huron, South Dakota.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one operating segment.

FACILITIES

The table below provides a summary of our dry mill ethanol plants in operation as of September 30, 2010:

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

The senior credit facility of the ABE Fairmont plant is secured by a first mortgage on the plant real estate and a security interest lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the ABE Fairmont plant. We pledged a first-priority security interest in and first lien on substantially all of the assets of the ABE South Dakota plants to the collateral agent for the senior creditor of these plants.

ETHANOL

Ethanol sales have represented 85.5%, 80.8% and 82.3% of our revenues in the years ended September 30, 2010, 2009 and 2008, respectively. In 2009, the United States consumed 10.9 billion gallons of ethanol representing 8.0% of the 137.8 billion gallons of finished motor gasoline consumed. The United States produced 9.0 billion gallons of ethanol in 2009 and imported the remainder. The United States consumed 8.6 billion gallons and produced 8.6 billion gallons of ethanol in the first nine months of 2010. Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and as a gasoline alternative.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles. To further drive growth in ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the Environmental Protection Agency (“EPA”) to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. A final decision was announced on October 13, 2010 which will allow for E15 usage in 2007 and newer vehicles. A decision on 2001 to 2006 vehicles is expected in the near future.

The Renewable Fuels Standard

The Renewable Fuels Standard (“RFS”) is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. We believe the RFS2 program will increase the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. The RFS2 requires that 12.95 billion gallons be sold or dispensed in 2010, increasing to 36.0 billion gallons by 2022, representing 11% of the anticipated gasoline and diesel consumption. In 2010, RFS2 requires refiners and importers to blend renewable fuels totaling at least 8.25% of total fuel volume, of which 7.47% of total fuel volume can be derived from corn-based ethanol.

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

The RFS2 went into effect on July 1, 2010 and requires certain gas emission reductions for the entire lifecycle, including production of fuels. The greenhouse gas reduction requirement generally doesn’t apply to facilities that commenced construction prior to December 2007. If this changes and our plants must meet the standard for emissions reduction, it may impact the way we procure feed stock and modify the way we market and transport our products.

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

E85, a Gasoline Alternative

Ethanol is the primary blend component in E85. The number of service stations that sell E85 has grown rapidly, and, as of September 30, 2010, 2,170 retail stations currently supplied it in the U.S. The National Ethanol Vehicle Coalition estimates that there are more than eight million flexible fuel vehicles, or FFVs, on the road in the U.S. today.

Blending Incentives

The Volumetric Ethanol Excise Tax Credit (“VEETC”), often commonly referred to as the “blender’s credit”, was created by the American Jobs Creation Act of 2004. This credit allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. To ensure the blender’s credit spurs growth in domestic production, federal policy has insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. Both the VEETC and the tariff were set to expire on December 31, 2010, but were extended for one year as part of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010” signed into law by President Obama on December 17, 2010.

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

This standard and others to follow may impact the way ethanol producers procure feedstocks, produce dry distillers grains and market and transport ethanol and distillers grains. Ethanol produced through low carbon methods, including imported ethanol made from sugarcane, may be redirected to certain markets and U.S. producers may be required to market their ethanol in other regions.

Imported Ethanol Tariffs

There is a $0.54 per gallon tariff on imported ethanol, which expires on December 31, 2011, after a one year extension was signed into law on December  17, 2010. Ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. Expiration of this tariff could lead to the importation of ethanol from other countries, which may be a less expensive alternative to ethanol produced domestically. This could impact our ability to sell our ethanol at the price we need to operate profitably.

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of October 2010, current U.S. ethanol production capacity is approximately 13.8 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of March 2010, Nebraska had 26 ethanol plants producing an aggregate of 1.3 billion gallons of ethanol per year, and South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, including our plants.

The largest ethanol producers include: Abengoa Bioenergy Corp., Archer Daniels Midland Company, Cargill, Inc., Green Plains Renewable Energy, Inc., POET, LLC and Valero Renewable Fuels. Producers of this size may have an advantage over us from economies of scale and negotiating position with purchasers. We market our ethanol primarily on a regional and national basis. We believe that we are able to reach the best available markets through the use of experienced ethanol marketers and by the rail delivery methods we utilize. Our plants compete with other ethanol producers on the basis of price, and, to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices.

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

Ethanol Marketing

ABE Fairmont entered into a new marketing agreement with Hawkeye Gold, LLC (“Hawkeye Gold”), an affiliate of Hawkeye Energy Holdings, LLC (“Hawkeye”), which became effective on January 1, 2010. The marketing agreement with Hawkeye Gold requires, among other things, that Hawkeye Gold must use commercially reasonable efforts to submit purchase orders for, and ABE Fairmont must sell, substantially all of the denatured fuel-grade ethanol produced by ABE Fairmont. The initial term of the agreement is for two years and provides for automatic renewal for successive 18-month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

ABE South Dakota executed new marketing agreements with Hawkeye Gold which became effective October 1, 2010. The agreements provide that Hawkeye Gold will use commercially reasonable efforts to submit purchase orders for, and ABE South Dakota will sell to Hawkeye Gold, substantially all of the denatured fuel-grade ethanol produced at the South Dakota plants. The initial term of the agreement is for three years and provides for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. Prior to October 1, 2010, ABE South Dakota’s ethanol was marketed by Gavilon, LLC (“Gavilon”).

CO-PRODUCTS

Sales of distillers grains have represented 14.2%, 19.2% and 17.7% of our revenues for the years ended September 30, 2010, 2009 and 2008. When the plants are operating at capacity they produce approximately 592,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn. Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains, modified wet distillers grains with solubles, known as modified distillers grains, and dry distillers grains with solubles. Modified distillers grains have been dried to approximately 44% moisture, have a slightly longer shelf life than wet of approximately 10 days, and are often sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

Competition

We compete with other ethanol producers in the sales of distillers grains, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 80% of our distillers grain revenues are derived from the sale of dried distillers grains, which has an indefinite shelf life and can be transported by truck or rail, 4% as modified and 16% as wet, which have a shorter shelf life and are typically sold in local markets.

Co-Product Marketing

ABE Fairmont is currently self-marketing the distillers grains it produces. ABE South Dakota currently has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) for marketing the local sale of ethanol co-products produced at the Huron plant. ABE South Dakota executed a new marketing agreement with Hawkeye Gold for distillers grains produced at the Aberdeen plants which became effective October 1, 2010. The marketing agreement with Hawkeye Gold provides that Hawkeye Gold agrees to use commercially reasonable efforts to submit purchase orders for, and ABE South Dakota agrees to sell, substantially all of the dried and wet distillers grains produced at the Aberdeen plants. Dakotaland Feeds will continue to market the distillers grains produced at the Huron plant.

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol by predominantly processing corn. Other possible feeds are sorghum, milo, or other cellulosic materials. The corn is received by truck, then weighed and unloaded in a receiving building. It is then transported to storage silos. Thereafter, it is transferred to a scalper to remove rocks, cobs, and other debris before it is fed to a hammer mill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-sugar conversion. The grain slurry is pumped into fermenters, where yeast is added, to begin the batch-fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the grain mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually gasoline. The 200-proof alcohol and 2.0-2.5% denaturant constitute denatured fuel ethanol.

Corn mash left over from distillation is pumped into a centrifuge for dewatering. The liquid from the centrifuge, known as thin stillage, is then pumped from the centrifuges to an evaporator, where it is dried into thick syrup. The solids that exit the centrifuge, known as the wet cake, are conveyed to the dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process produces distillers grains with solubles, which is used as a high-protein/fat animal-feed supplement. Dry-mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains; modified wet distillers grains with solubles, known as modified distillers grains; and dry distillers grains with solubles, known as dry distillers grains. Wet and modified distillers grains have been dried to approximately 64% and 44% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

RAW MATERIALS

Corn

In 2009, the ethanol industry consumed approximately 3.9 billion bushels of corn, which approximated 30% of the 13.1 billion bushels of 2009 domestic corn production.

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

We purchase corn through cash fixed-priced contracts and other physical delivery contracts. Our forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed-prices or prices based on the Chicago Board of Trade (“CBOT”) prices. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. We purchase approximately 72% of the ABE Fairmont corn from commercial elevators and the remainder from local corn producers. Except for the grain origination agreement with South Dakota Wheat Growers Association, we have no other significant contracts, agreements or understandings with any grain producer.

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

ENVIRONMENTAL MATTERS

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, damage claims from third parties, permit revocations and/or facility shutdowns. We believe we are currently in substantial compliance with environmental laws and regulations and do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. However, our business is still subject to risks associated with environmental and other regulations and associated costs. Protection of the environment requires us to incur expenditures for equipment, processes and permitting. Although we include significant pollution control equipment in our production facilities, our estimated capital expenditures for environmental controls in 2010 were not material, and we do not expect material expenditures for environmental controls in 2011.

EMPLOYEES

As of December 1, 2010, we had 127 full-time employees. None of our employees are covered by a collective bargaining agreement.

SEASONALITY

Our operating results are influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary products, ethanol and distillers grains. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas however, tends to move opposite of corn and tends to be lower in the spring and summer and higher in the fall and winter. The price of distillers grains tends to rise during the fall and winter cattle feeding seasons and be lower in the spring and summer when pasture grazing is readily available.

REPORTS

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available on the Company’s website www.advancedbioenergy.com as soon as reasonably practicable after it electronically files such materials with the SEC.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

ABE Fairmont and ABE South Dakota existing debt financing agreements contain restrictive covenants. The failure to comply with applicable debt financing covenants and agreements could have a material adverse effect on our business, results of operations and financial condition.

The terms of our existing debt financing agreements contain, and any future debt financing agreements we enter into may contain, financial, maintenance, organizational, operational or other restrictive covenants. If ABE Fairmont and ABE South Dakota are unable to comply with these covenants or service its debt, we may be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business, results of operations and financial condition.

Our financial performance is highly dependent on commodity prices, which are subject to significant volatility, uncertainty, and supply disruptions, so our results may be materially adversely affected.

Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas and by the selling price for ethanol, distillers grains, and gasoline, which are commodities. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no control. We purchase our corn in the cash market, and from time to time, hedge corn price risk through futures contracts, options and over-the-counter instruments to reduce short-term exposure to price fluctuations. We experienced aggregate corn-related hedging losses of $49,000, $3.2 million, and $0.5 million in fiscal 2010, 2009, and 2008, respectively, and these losses may be greater in the future.

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

Certain members beneficially own a large percentage of our units, which may allow them to collectively control substantially all matters requiring member approval and, certain of our principal members, including Hawkeye Energy Holdings, LLC and Clean Energy Capital, LLC (f/k/a Ethanol Capital Management, LLC) (“CEC”), have been granted other unique rights.

In August 2009, we and each of our directors, South Dakota Wheat Growers Association, CEC and Hawkeye executed a Voting Agreement (the “Voting Agreement”). The Voting Agreement, among other things, requires the parties to (a) nominate for election to the board two designees of Hawkeye, two designees of CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote (or act by written consent) all units (or other voting equity securities) of the Company they beneficially own, hold of record or otherwise control at any time, in person or by proxy, to elect each of the designees to the board, (d) not take any action that would result in (and take any action necessary to prevent) the removal of any of the designees from the board or the increase in the size of the board to more than nine members without the consent of the Hawkeye, CEC and Chief Executive Officer, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. The Company has granted Hawkeye board observation rights under the Voting Agreement. At December 21, 2010, the parties to the Voting Agreement held in the aggregate approximately 59% of the outstanding units of the Company.

As a result of the Voting Agreement, Hawkeye and CEC will significantly influence the outcome of any actions taken by our board of directors. In addition, given the large ownership of these two entities, they can significantly influence other actions, such as amendments to our operating agreement, mergers, going private transactions, and other extraordinary transactions, and any decisions concerning the terms of any of these transactions. The ownership and voting positions of these members may have the effect of delaying, deterring, or preventing a change in control or a change in the composition of our board of directors. These members may also use their contractual rights, including access to management, and their large ownership position to address their own interests, which may be different from those of our other members.

We are required to sell substantially all of our ethanol (and part of our distillers grains) to Hawkeye Gold an affiliate of Hawkeye, which may place us at a competitive disadvantage and reduce profitability.

We have entered into Exclusive Ethanol Marketing Agreements with Hawkeye Gold to sell all of our ethanol. ABE Fairmont executed an Exclusive Ethanol Marketing Agreement dated as of August 28, 2009 with Hawkeye Gold (the “ABE Fairmont Ethanol Agreement”), which became effective on January 1, 2010. ABE South Dakota executed Exclusive Ethanol Marketing Agreements dated as of April 7, 2010 with Hawkeye Gold (the “ABE South Dakota Ethanol Agreements”, and together with the ABE Fairmont Ethanol Agreement, the “Ethanol Agreements”), which became effective October 1, 2010. Hawkeye Gold is an affiliate of Hawkeye, a 34% owner of our outstanding membership interests. The Ethanol Agreements require, among other things, that (1)  Hawkeye Gold must use commercially reasonable efforts to submit purchase orders for, and ABE Fairmont and ABE South Dakota must sell, substantially all of the denatured fuel grade ethanol produced by ABE Fairmont and ABE South Dakota, (2) a purchase and sale of ethanol under the Ethanol Agreements must be in the form of either a direct fixed price purchase order, a direct index price purchase order, a terminal storage purchase order, a transportation swap or similar transaction that is mutually acceptable to the parties, (3) ABE Fairmont or ABE South Dakota will pay any replacement or other costs incurred by Hawkeye Gold as a result of any failure to deliver by ABE Fairmont or ABE South Dakota, respectively, and (4) with certain exceptions, ABE Fairmont and ABE South Dakota will sell substantially all of the ethanol they produce to Hawkeye Gold. The initial term of the ABE Fairmont Agreement is for two years, and provides for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. The initial terms of the ABE South Dakota Ethanol Agreements are for three years and provide for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. Effective October 1, 2010, ABE South Dakota entered into a similar marketing agreement with Hawkeye Gold for the sale of distillers grains produced at its Aberdeen plants. Hawkeye Gold may not effectively manage the logistics of ABE Fairmont and ABE South Dakota’s rail cars to ensure ABE Fairmont and ABE South Dakota will be able to continue producing ethanol without exceeding their storage capacity, resulting in unplanned slowdowns or shut downs or may not otherwise successfully market ABE’s ethanol (and distillers grains). A default by Hawkeye Gold in its obligations to ABE Fairmont or ABE South Dakota, ABE Fairmont’s or ABE South Dakota’s failure to obtain the best price for their ethanol, or Hawkeye Gold’s failure to effectively manage logistics may negatively affect our profitability.

The ability of Hawkeye Gold to sustain its business may be at risk.

Hawkeye, the parent company of Hawkeye Gold, no longer owns any physical plant assets. Of the four plants formerly owned by Hawkeye, Hawkeye Gold continues to provide marketing services for two of the plants. However, we are uncertain as to whether they will continue to do so in the future. The decline in Hawkeye Gold’s business may have a negative impact on the marketing services it provides for us and on its ability to market and sell ethanol (and distillers grains) produced by the Company. Additionally, Hawkeye Gold could be exposed to credit risk related to potential non-payment by a customer; we are uncertain as to whether Hawkeye Gold would be able to sustain a potential default by a large customer. If a default by a large customer occurred, it could have a negative impact on Hawkeye Gold’s ability to continue as a going concern, and to market and sell the ethanol (and distillers grains) produced by us, which is the primary means by which we generate revenue.

We depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.

We currently have agreements with a third-party marketing firms including Hawkeye Gold, an affiliate of Hawkeye, to market all of the ethanol we produce as well as the distillers grains produced at the ABE South Dakota Aberdeen plants. We have a contract with a third party to locally market the sale of distillers grains produced at the South Dakota Huron plant. If the ethanol or distillers grains marketers breach their contracts or do not have the ability, for financial or other reasons, to market all of the ethanol we produce or to locally market the distillers grains produced at the South Dakota plants, we will not have any readily available alternative means to sell our products. Our lack of a sales force and reliance on third parties to sell and market most of our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and distillers grains may result in lower revenues and reduced profitability.

We are exposed to credit risk resulting from the non-payment from significant customers.

We have a concentration of credit risk since our subsidiaries generally sell all of their ethanol to a single customer. We have increased in-house sales of distillers grains, which results in credit risks from new customers. Although payments are typically received within twenty days from the date of sale for ethanol and distillers grains, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to make payments to us for our accounts receivable or to provide inventory to us on advances may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due. As of September 30, 2010, the total receivable balance at ABE Fairmont was $8,975,514, of which 86% was due from one customer, and the total receivable balance at ABE South Dakota was $5,060,987 of which 86% was due from two customers.

The spread between ethanol and corn prices can vary significantly and profitability is dependent on this spread.

Gross profit on gallons produced at our facilities, which accounts for the substantial majority of our operating income, is principally dependent on the spread between ethanol and corn prices. The ethanol industry has built an oversupply in production of ethanol over the existing demand for ethanol gallons according to the RFA. This has resulted in our ethanol selling prices being driven by the industry’s cost of ethanol production; more specifically, ethanol prices have been highly correlated to corn prices for the past ten months.

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

Natural gas costs represented approximately 7% of our cost of goods sold in the year ended September 30, 2010. We rely upon third parties for our supply of natural gas, which is consumed in the production of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, hurricanes in the Gulf of Mexico, and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to produce ethanol. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. The price fluctuations in natural gas prices over the period from January 1, 2001 through December 1, 2010, based on the New York Mercantile Exchange or NYMEX, daily futures data, has ranged from a low of $1.83 per million British Thermal Units, or mmbtu, on September 26, 2001 to a high of $15.38 per mmbtu on December 13, 2005. At September 30, 2010, the NYMEX price of natural gas was $3.87 per mmbtu.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results.

We are exposed to a variety of market risks, including the effects of changes in commodity prices. We may engage in hedging activities using exchange traded futures and options contracts, OTC futures or OTC swap agreements. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. We experienced aggregate corn-related hedging losses of $49,000 and $3.2 million in fiscal 2010 and 2009, respectively. There is no assurance that we will not experience greater hedging losses in the future. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, failure to have adequate capital to utilize various hedging strategies may result in a loss for our company or expose us to substantial risk of loss.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount on the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the assets at the time of the impairment. Any future impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

In addition to the election of directors, the disposition of substantially all of our assets through merger, exchange or otherwise, except for dissolution of our company or a transfer of our assets to a wholly owned subsidiary, requires the affirmative vote of a majority of our membership voting interests.

Our members may only propose amendments to the Operating Agreement and call a unit holder meeting if they hold more than 1% of the units outstanding. Members may demand a member meeting only if they represent in the aggregate 30% of the membership voting interests.

Amendments to our operating agreement (other than amendments that would modify the limited liability of a member or alter a member’s economic interest, which requires a two-thirds vote of the membership interests adversely affected) require the affirmative vote of a majority of the membership voting interests represented at a meeting.

RISKS RELATED TO THE ETHANOL INDUSTRY

If demand does not sufficiently increase and production capacity and imported ethanol increase, the current overcapacity state could continue.

According to the RFA, domestic ethanol production capacity has increased dramatically from 1.7 billion gallons per year in January of 1999 to 13.8 billion gallons per year as of October 2010; however, 10 of the 204 plants in the United States are idle, reducing current operational output capacity to 12.9 billion gallons per year. In addition to this increase in supply, excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply, which could result from a number of factors, including but not limited to, regulatory developments and reduced gasoline consumption in the U.S. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs.

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

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. In 2009, the United States consumed 10.9 billion gallons of ethanol representing 8.0% of the 137.8 billion gallons of finished motor gasoline consumed according to the RFA. Ethanol plants in the United States produced 10.8 billion gallons. To drive growth in ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. A final decision was announced on October 13, 2010 which will allow for E15 usage in 2007 and newer vehicles. A decision on 2001 to 2006 vehicles is expected in the near future. Additional infrastructure will be required to handle the additional 5% of blending including:

•	Expansion of refining and blending facilities to handle ethanol

•	Growth in service stations equipped to handle ethanol fuels

•	Additional storage facilities for ethanol

•	Additional rail capacity

•	Increase in truck fleets capable of transporting ethanol within localized markets

Without infrastructure investments by unrelated parties, the demand for ethanol may not increase which could have an adverse effect on our business.

Current ethanol prices per gallon are approximately $.05 less than Reformulated Regular Gasoline Blendstock for Blending (“RBOB”) and the blenders receive a $.45 blender’s credit for each gallon of ethanol blended. Currently, the blender’s credit is set to expire on December 31, 2011, after a one year extension was signed into law on December 17, 2010. In the event the blender’s credit is not extended beyond 2011, we believe there would be a material adverse effect on the market for the sale of our ethanol, which in turn would have an adverse effect on our financial results.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.

Approximately 95% of ethanol produced in the U.S. is currently produced from corn, according to the RFA.

The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. This trend is driven by governmental mandates including the Renewable Fuels Standard, as most recently amended (“RFS2”), and the fact that cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Furthermore, ethanol produced from cellulose based biomass is generally considered to emit less carbon emission than ethanol produced from corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our existing plants into cellulose-based biomass facilities. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

Competition from new or advanced technology may lessen the demand for ethanol and negatively impact our profitability.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry will offer a technological option to address increasing worldwide energy costs, the long-

term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability and reduce the value of your investment.

Competition in the ethanol industry could limit our growth and harm our operating results.

The market for ethanol and other biofuels is highly competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, name recognition and financial, marketing and other resources than we do. We compete directly or indirectly with large companies, such as Abengoa Bioenergy Corp., Archer Daniels Midland Company, Cargill, Inc., Green Plains Renewable Energy, Inc., POET, LLC and Valero Energy Corporation and with other companies that are seeking to develop large-scale ethanol plants and alliances. Pressure from our competitors could require us to reduce our prices or increase our spending for marketing, which would erode our margins and could have a material adverse effect on our business, financial condition and results of operations.

Imported ethanol may be a less expensive alternative to domestic ethanol, which would cause us to lose market share and reduce the value of your investment.

Brazil is currently the world’s second largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is less costly to produce than corn-based ethanol because of the higher sugar content of sugarcane. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol. The current $0.54 per gallon tariff imposed by the U.S. on ethanol imported from Brazil through December 31, 2011 significantly reduces competition from Brazilian ethanol producers for sales of ethanol in the U.S. In the event tariffs presently protecting U.S. ethanol producers are reduced or eliminated, a significant barrier to entry into the U.S. ethanol market would be removed or reduced. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably.

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

Our operations are subject to unscheduled downtime and operational hazards inherent to our industry, such as equipment failures, utility outages, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation disruptions and accidents and natural disasters. We may have difficulty managing the process maintenance required to maintain our nameplate production capacities. If our ethanol plants do not produce ethanol and distillers grains at the levels we expect, our business, results of operations, and financial condition may be materially adversely affected.

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

There may not be an adequate supply of corn produced in the areas surrounding our plants to satisfy our requirements. Even if there is an adequate supply of corn and we make arrangements to purchase it, we could encounter difficulties finalizing the sales transaction and managing the delivery of the corn, including difficulties caused by inclement weather. If we do not obtain corn in the quantities we plan to use, we may not be able to operate our plants at full capacity. If the price of corn in our local markets is higher due to lack of supply, drought, or other reasons, our profitability may suffer and we may incur significant losses from operations. As a result, our ability to make a profit may decline.

RISKS RELATED TO REGULATION AND GOVERNMENTAL ACTION

We are exposed to additional regulatory risk that may prevent the sale of our products to customers located in certain states or require us to change the way we operate.

Recent legislative acts by the State of California and the Environmental Protection Agency (i.e. RFS2) require cleaner emissions and reduced carbon footprints including effects caused by indirect land use. These acts, when implemented, may prohibit the sale of our products to certain customers which may materially adversely impact our results from operations, or may require us to procure feedstock and market our products in a fashion that negatively impacts our financial performance.

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

Currently, refiners and marketers receive a $0.45 per gallon tax incentive for each gallon of ethanol blended with gasoline. This incentive is scheduled to expire in December 2011. The federal ethanol tax incentives may not be renewed in 2011 or they may be renewed on different terms. In addition, the federal ethanol tax incentives, as well as other federal and state programs benefiting ethanol, generally are subject to U.S. government obligations under international trade agreements and may be subject to termination or reduction in scale. The elimination of or significant reduction in the federal ethanol tax incentives could have a material adverse effect on our business, results of operations and financial condition.

The State of Nebraska may not reimburse us for the tax incentives laid out in our Nebraska Advantage Act contract.

We received approximately $3.0 million from the State of Nebraska for reimbursement of sales taxes paid on construction bills related to our ABE Fairmont plant. We also anticipate receiving additional sales tax and employment credits over the next seven years. Any delay or termination of payments under the State of Nebraska’s Advantage Act could have a material adverse effect on our business, results of operations and financial condition.

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

We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed beyond its current expiration date of December 31, 2011. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our business, results of operations and financial condition.

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

Our employees are exposed to the physical hazards of heights, rotating, motorized mechanical and mobile machinery, and equipment and chemicals. Despite procedures, training, physical and engineered barriers and preventative measures, we may still be exposed to liabilities of OSHA fines and incur potential punitive damages as a result of employee injuries that fall outside the workman’s compensation program and insurable losses.

RISKS RELATED TO TAX ISSUES

The restructuring of ABE South Dakota’s debt could cause investors to have taxable income without receiving cash distributions, which means investors could have to pay tax on their investment with personal funds.

ABE South Dakota will recognize taxable income from cancellation of indebtedness as a result of the debt restructuring. ABE South Dakota could determine to include that income in its gross income for the current year. If it did so, that income would flow through to the owners of ABE South Dakota, including ABE, and our unitholders would have to include their proportionate interests in that income on their tax returns (certain exceptions for insolvent unitholders could apply). ABE South Dakota could also elect to defer the inclusion of that income in its gross income, which would result in a concurrent deferral to our unitholders. If ABE South Dakota did so elect, the income would be included in gross income ratably over a five-year period beginning in 2014. In either case, ABE may not make distributions sufficient to pay tax on any income from cancellation of indebtedness that is recognized by an investor, which means that such an investor may have to pay tax on that income with personal funds.

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

Although we have no current plans to convert to a corporation, our company might elect in the future to convert to a corporation. If we convert to a corporation, no profits will be allocable to unitholders, there will be no tax liability to our unitholders unless we pay a dividend and our company, as a result, would not make tax distributions to our unitholders with respect to these allocable profits. Conversion to a corporation would require an approval by member vote pursuant to our operating agreement. If we elect to be organized as a corporation, we will be subject to Subchapter C of the Internal Revenue Code. We would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the unitholders. Distributions, if made to investors, would be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will also have less cash to distribute to our unitholders. Treatment of our company as a corporation for tax purposes could materially adversely affect our business and financial condition.

The IRS may classify your investment as a passive activity, resulting in the inability of unitholders to deduct losses associated with their investment.

It is likely that an investor’s interest in us will be treated as a “passive activity” for tax purposes. If an investor is an individual, estate, trust or a closely held corporation, and if the investor’s interest is deemed to be a “passive activity,” then the investor’s allocated share of any loss we incur will be deductible only against income or gains the investor has earned from other passive activities. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. These rules could restrict a unitholder’s ability to currently deduct any of our losses that are passed through to such unitholder.

Income allocations assigned to unitholder’s units may result in taxable income in excess of cash distributions, which means unitholders may have to pay income tax on their investment with personal funds.

Unitholders will be required to pay tax on their allocated shares of our taxable income. It is likely that a unitholder will receive allocations of taxable income in certain years that result in a tax liability that is in excess of any cash distributions we may make to the unitholder. Among other things, this result might occur due to accounting methodology, lending covenants that restrict our ability to pay cash distributions, or our decision to retain the cash generated by the business to fund our operating activities and obligations.

An IRS audit could result in adjustments to our allocations of income, gain, loss and deduction, causing additional tax liability to unitholders.

The IRS may audit our income tax returns and may challenge positions taken for tax purposes and allocations of income, gain, loss and deduction to investors. If the IRS were successful in challenging our allocations in a manner that reduces loss or increases income allocable to unitholders, our unitholders may have additional tax liabilities. In addition, such an audit could lead to separate audits of a unitholder’s tax returns, especially if adjustments are required, which could result in adjustments on unitholders’ tax returns. Any of these events could result in additional tax liabilities, penalties and interest to unitholders, and the cost of filing amended tax returns.

ITEM 2.  PROPERTIES

The table below provides a summary of our ethanol plants in operation as of September 30, 2010. We currently own each of these facilities.

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

We have entered into a new lease agreement for our corporate headquarters which will become effective in February, 2011. Our new corporate headquarters, located in Bloomington, Minnesota, is approximately 4,400 square feet, and will be under lease until June 2016. This building provides offices for our corporate and administrative staff. We believe this space will be sufficient for our needs until the end of the lease period.

Location	Owned/Leased	Square Feet

Fairmont, NE	Owned	134,850
Aberdeen, SD	Owned	94,002
Huron, SD	Owned	44,082

We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We believe that these plants are adequately insured for replacement cost plus related disruption expenditures.

The senior creditor of the Fairmont plant is secured by a first mortgage on the plant real estate and a lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the Fairmont plant. We pledged a first-priority security interest and first lien on substantially all of the assets of the South Dakota plants to the collateral agent for the senior creditor of these plants.

ITEM 3.  LEGAL PROCEEDINGS

In June 2009, Revis Stephenson, the Company’s former director and chairman of the board and former chief executive officer, filed a demand for arbitration with the American Arbitration Association alleging that the Company breached its employment agreement with Mr. Stephenson and defamed him when it terminated his employment in January 2009. Mr. Stephenson is seeking additional compensation and damages, including but not limited to two years of compensation and benefits.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s sole executive officer is:

	Employee
Name	Since	Age	Position

Richard R. Peterson	2006	45	President, Chief Executive Officer, Chief Financial Officer

Mr. Peterson joined our company as vice president of accounting and finance and chief financial officer in November 2006. He was named interim chief executive officer in October 2008, and chief executive officer in December 2008. From July 2001 until November 2006, Mr. Peterson served as the director of finance, North American Operations for Nilfisk Advance, Inc., a manufacturer of commercial and industrial cleaning equipment. Prior to joining Nilfisk Advance, Mr. Peterson served as the chief financial officer for PPT Vision, Inc., a manufacturer of 2D and 3D vision inspection equipment from April 1999 to July 2001 and the chief financial officer of Premis Corporation, a point-of-sale software development company from December 1996 to April 1999.

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

Holders

There were 1,207 holders of record of our units as of December 1, 2010.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during the fourth quarter of fiscal 2010.

Distributions

We did not make any distributions in the fiscal years ended September 30, 2010 or 2009. Subject to any loan covenants or restrictions with any lenders, we may elect to make future distributions to our members in proportion to the units that each member holds relative to the total number of units outstanding. However, there can be no assurance that we will ever be able to pay any distributions to our unitholders. Our board may elect to retain future profits to provide operational financing for the plants, debt retirement, implementation of new technology and various expansion plans, including the possible construction of additional plants and development of new product lines. Additionally, our lenders may further restrict our ability to make distributions. Unitholders will be required to report on their income tax return their allocable share of the income, gains, losses and deductions we have recognized without regard to whether we make any cash distributions to our members.

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

Unregistered Sales of Equity Securities

We previously disclosed all sales of equity securities that were not registered under the Securities Act during the last fiscal year on Current Reports on Form 8-K filed on October 9, 2009, June 7, 2010 and June 22, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities authorized for future issuance under equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated income statement data and other financial data for the years ended September 30, 2007 and 2006 and as of September 30, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of September 30, 2010 and 2009 and the selected consolidated income statement data and other financial data for each of the three years in the period ended September 30, 2010 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

	Years Ended September 30,
	2010(2)	2009	2008(1)	2007	2006
	(Dollars in thousands, except per unit data)

Income statement data:
Ethanol and related products	$379,909	$354,997	$393,746	$57,754	$—
Other	670	719	612	623	—

Total net sales	380,579	355,716	394,358	58,377	—
Cost of goods sold	347,194	345,720	389,483	67,376	—

Gross profit (loss)	33,385	9,996	4,875	(8,999)	—
Selling, general and administrative	7,346	7,687	13,781	14,233	2,602
Goodwill impairment	—	—	29,148	—	—
Impairment of long-lived assets	—	28,260	—	—	—

Operating income (loss)	26,039	(25,951)	(38,054)	(23,232)	(2,602)
Other income	470	870	786	297	15
Gain on extinguishment of debt	17,660	—	—	—	—
Debt restructuring costs	(2,149)	(2,525)	—	—	—
Interest income	89	217	611	977	1,518
Interest expense	(10,888)	(26,909)	(20,583)	(1,303)	(49)
Minority interest	—	—	—	(1,771)	—

Net income (loss)	$31,221	$(54,298)	$(57,240)	$(25,032)	$(1,118)

Basic and diluted weighted units outstanding	19,751,948	12,691,650	9,863,618	8,854,151	3,717,635
Income (loss) per unit basic and diluted	$1.58	$(4.28)	$(5.80)	$(2.83)	$(0.30)

	As of September 30, 2010,
	2010(2)	2009	2008	2007	2006
	(In thousands)

Balance sheet data:
Cash and cash equivalents	$22,772	$26,367	$14,762	$7,111	$10,814
Property and equipment, net	181,701	203,364	251,611	242,937	39,909
Total assets	246,197	262,353	309,706	296,835	87,603
Total debt	166,715	222,928	217,172	163,250	7,000
Total equity	63,818	21,789	67,425	92,954	64,550

(1)	The September 30, 2008 results include the ABE Fairmont facility opening in November 2007, and the Aberdeen plant expansion, which opened in January 2008.

(2)	The September 30, 2010 results include the ABE South Dakota debt restructuring.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Advanced BioEnergy, LLC (“Company,” “we”, “our”, “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers grains. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. Ethanol is most commonly sold as E10. Increasingly, ethanol is also available as E85, which is a higher percentage ethanol blend for use in flexible-fuel vehicles.

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

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one operating segment.

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

PLAN OF OPERATIONS THROUGH SEPTEMBER 30, 2011

Over the next year we will continue our focus on operational improvements at each of our operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at each of our plants, continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies. We also intend to improve the rail facilities at the Huron plant location, and plan to evaluate adding corn oil extraction technology to one or more of our facilities as well.

RESULTS OF OPERATIONS

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for fiscal 2010 and fiscal 2009:

	Year Ended		Year Ended
	September 30, 2010		September 30, 2009
		Average		Average
	Sold/Consumed	Net Price/Cost	Sold/Consumed	Net Price/Cost
	(In thousands)		(In thousands)

Ethanol (gallons)	198,301	$1.64	187,330	$1.53
Dried distillers grains (tons)	466	92.57	352	120.48
Wet/modified distillers grains (tons)	322	33.36	530	47.33
Corn (bushels)	71,006	$3.43	68,349	$3.79
Gas (mmbtus)	5,429	4.76	5,086	4.14

Net Sales

Net sales for the year ended September 30, 2010 were $380.6 million, compared to $355.7 million for the year ended September 30, 2009, an increase of $24.9 million or 7%. During the years ended September 30, 2010 and 2009, 86% and 81%, respectively, of our net sales were derived from the sale of ethanol, and our remaining net sales were derived from the sale of distillers grains.

The sales increase is the result of a 6% increase, or an additional 11.0 million gallons, of ethanol sold from the year ended September 30, 2009 to September 30, 2010, due to optimized production at the Fairmont and Aberdeen plants. Revenues also increased due to the average selling price per gallon of ethanol increasing from $1.53 per gallon in the year ended September 30, 2009 to $1.64 per gallon in the year ended September 30, 2010. The increase in prices was a result of rising ethanol demand as well as ABE Fairmont ethanol sales being recorded at gross selling price. Prior to January 1, 2010, ABE Fairmont was not responsible for freight charges. This change took place when the Hawkeye Gold marketing agreement became effective on January 1, 2010. Dried and wet/modified distillers grains selling prices per ton decreased 23% and 30%, respectively, in the year ended September 30, 2010 compared to September 30, 2009, as a result of saturated local and regional markets, and a reduction in corn prices.

Cost of Goods Sold

Cost of goods sold for the year ended September 30, 2010 was $347.2 million, compared to $345.7 million for the year ended September 30, 2009, an increase of $1.5 million. Corn costs represented 70% and 76% of cost of sales for the years ended September 30, 2010 and 2009, respectively. Natural gas costs represented 7% and 6% of cost of sales for the years ended September 30, 2010 and 2009, respectively.

Corn prices fell from an average price in 2009 of $3.79, to the 2010 average price of $3.43 a bushel. Corn and natural gas usage increased due to the increased production. The shift in marketing of distillers grains to more dried and less wet/modified, increased the usage of natural gas by 7% compared to a 6% increase in ethanol production, and the cost per mmbtu also increased 15% in the year ended September 30, 2010, compared to the year ended September 30, 2009. The 2009 cost of sales includes a $3.2 million corn-related hedge loss compared to a $49,000 loss in 2010. ABE Fairmont now recognizes ethanol freight in cost of goods sold pursuant to the Hawkeye Gold agreement which commenced on January 1, 2010. Ethanol freight costs totaled $12.0 million for the year ended September 30, 2010 compared to $0 for the same period in 2009. Prior to January 1, 2010, ethanol freight cost would have been reflected as a reduction in sales revenues.

Gross Profit

Our gross profit for the year ended September 30, 2010 was $33.4 million, compared to $10.0 million for the year ended September 30, 2009. Our gross profit fluctuations are primarily driven by the volatile selling prices of ethanol and distillers grains less the input costs of corn and, to a lesser extent, natural gas. Ethanol prices increased 3% net of freight in the year ended September 30, 2010 compared to the same period in 2009, while corn costs dropped 9%. Additionally, we sold 6% more gallons of ethanol in the current twelve month period.

Selling, General, and Administrative Expenses

Overall selling, general and administrative costs decreased approximately $341,000, or 4.4%, to $7.3 million for the year ended September 30, 2010 compared to the year ended September 30, 2009. As a percentage of sales, selling, general and administrative expenses are approximately 1.9% of sales in the year ended September 30, 2010 and approximately 2.2% of sales in the year ended September 30, 2009.

Impairment of Long-Lived Assets

The Company performed an impairment analysis of its assets and determined that no impairment exists for fiscal 2010. In 2009 the Company performed a fair market value analysis of ABE South Dakota and recorded a $28.3 million impairment charge for the amount that the existing carrying value exceeded the estimated fair value of the assets.

Effective June 18, 2010, ABE South Dakota entered into a troubled debt restructuring agreement with its lenders. In the restructuring, the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements under the senior credit facility were converted to a senior term loan in an aggregate principal amount equal to $84.3 million. The interest accrued on outstanding term and working capital loans under the existing credit agreement was reduced to zero. ABE South Dakota paid $2.25 million and the remaining $601,000 of net funds in the restricted cash accounts in full satisfaction of the $19.0 million owed with respect to certain subordinated solid waste revenue bonds and accrued interest of $1.5 million, resulting in a gain on extinguishment of debt of $17.7 million. Refer to Note 4 to the financial statements.

Debt Restructuring Costs

The Company incurred legal and professional services fees related to the restructuring of ABE South Dakota debt of $2.1 million and $2.5 million in the years ended September 30, 2010 and 2009, respectively.

Interest Expense

Interest expense for the year ended September 30, 2010 was $10.9 million, compared to $26.9 million for the year ended September 30, 2009, a decrease of $16.0 million. The decrease was attributed to the prior year $4.9 million write off of deferred financing costs originally recorded on ABE South Dakota debt that was in default and a $4.2 million expense related to the termination of the interest rate swap agreements in December 2008. In May 2010, ABE borrowed $3 million from ABE Fairmont and used cash on hand to pay off the remaining balance on a secured term note issued to PJC Capital LLC (the PJC Capital Note), which also contributed to the reduction in interest expense. The Company was also able to decrease its interest expense by making principal payments and receiving a reduction of interest rate on the ABE South Dakota senior credit facility on April 1, 2010 as part of the restructuring agreement.

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and thermos of gas burned at average costs for fiscal 2009 and fiscal 2008:

	Year Ended		Year Ended
	September 30, 2009		September 30, 2008
		Average		Average
	Sold/Consumed	Net Price/Cost	Sold/Consumed	Net Price/Cost
	(In thousands)		(In thousands)

Ethanol (gallons)	187,330	$1.53	151,678	$2.15
Dried distillers grains (tons)	352	120.48	292	142.36
Wet distillers grains (tons)	530	47.33	388	46.32
Corn (bushels)	68,349	$3.79	55,455	$5.12
Gas (mmbtus)	5,086	4.14	4,449	8.66

Net Sales

Net sales for fiscal 2009 were $355.7 million, compared to $394.4 million for fiscal 2008, a decrease of $38.6 million or 9.8%. The decrease is due in large part to the decline in the net price of ethanol and dried distillers grains sold in fiscal 2009 of 28.8% and 15.4%, respectively from the prior fiscal year period. These price declines were due to the rapid expansion of ethanol plants in the United States over the past three years resulting in supply capacity exceeding demand for the products we produce. The price decreases were partially offset by an increase in quantities sold as a result of our Fairmont and Aberdeen expansion plants operating for the entire year in fiscal 2009. Ethanol revenues were offset by ethanol-related hedging losses of $2.6 million in fiscal 2008. During fiscal 2009 and 2008, 80.8% and 82.3%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees as well as certain non-recurring charges. Overall selling, general and administrative costs declined approximately $3.6 million, or 25.9%, to $10.2 million for fiscal 2009 compared to fiscal 2008. The prior year’s costs include the impairment of $750,000 of acquisition costs related to our acquisition of Indiana Renewable Fuels, LLC and a $1.5 million contract termination settlement paid to ABE South Dakota’s former ethanol marketer. Selling, general and administrative expenses as a percentage of sales have declined from 3.5% in fiscal 2008 to 2.9% in fiscal 2009.

ABE South Dakota Asset Impairments

Despite ABE South Dakota’s efforts to increase capacity and replace ethanol marketers, ABE South Dakota was unable to generate positive cash flows and in October 2008 ABE South Dakota was not able to make an interest payment to its senior secured creditor. Additionally, the tightening credit markets, the ethanol industry’s capacity surplus, the narrow margins created by commodity movements and the global financial crisis, as well as liquidations of certain competitors resulted in a significant decline in the market value of ABE South Dakota. As a result, the Company recorded a non-cash charge of $29.1 million in September 2008, representing the full impairment of the carrying value of the goodwill recorded in connection with the purchase of ABE South Dakota. In March 2009, upon determination that ABE South Dakota would be foreclosed on by the senior creditor, the Company recorded an impairment of $8.7 million based on expected receipt of future cash flows. The Company reflected ABE South Dakota results as discontinued operations for the quarterly reports filed on Form 10-Q for the quarters ending March 31, 2009 and June 30, 2009. In September 2009, the senior lenders of ABE South Dakota commenced discussions with the Company to explore alternatives to foreclosing on ABE’s equity interest in ABE South Dakota, including a restructuring of the terms of the borrowing arrangements with those lenders. As a result of the financial restructuring that followed in June 2010, as described in Note 4 to the financial statements, we are no longer reflecting ABE South Dakota’s financial results as discontinued operations in our financial statements. The Company performed a fair market value analysis of ABE South Dakota to reconsolidate its results in our financial statements and recorded an additional $19.6 million impairment charge for the amount that the existing carrying value exceeded the estimated fair market value of the assets.

Interest Expense

Interest expense for fiscal 2009 was $26.9 million, compared to $20.6 million for fiscal 2008, an increase of $6.3 million or 30.6%. The increase includes $4.2 million of additional expense recognized from the termination of our swap agreements with the ABE South Dakota senior lenders, $4.9 million with respect to the write-off of deferred financing costs upon default by ABE South Dakota and the additional 2% default interest on the ABE South Dakota senior credit facility and subordinated revenue bonds for the entire year in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our business activities and plant operations are conducted through Advanced BioEnergy, ABE Fairmont and ABE South Dakota. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. ABE Fairmont has traditional project financing in place, including senior secured financing, working capital facilities and subordinate exempt-facilities revenue bonds. In June 2010, ABE South Dakota entered into the Senior Credit Agreement (as defined below), which eliminated the subordinated debt. There are provisions contained in the various financing agreements at each operating entity preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to utilize the cash and other financial resources of each subsidiary for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the separate financing agreements.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $1.1 million on hand at September 30, 2010. ABE does not have any debt outstanding as of September 30, 2010. ABE does not expect to make any distributions to its unit holders in the next 12 months. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE Fairmont and ABE South Dakota for services provided in connection with operating the ethanol plants. The primary management services provided include risk management, accounting and finance, human resources and other general management related responsibilities. From time to time ABE may also receive certain allowable distributions from ABE Fairmont and ABE South Dakota based on the terms and conditions in their respective senior credit agreements. For fiscal 2010, ABE anticipates receiving a distribution from ABE Fairmont of approximately $4.7 million based on the fiscal 2010 financial results of ABE Fairmont. This distribution is subject to ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of its senior secured credit agreement. ABE is not expecting any distribution from ABE South Dakota for its fiscal 2010 financial results.

ABE raised equity in 2010 and 2009 through private offerings. Our offering in May and June of 2010 of 6,900,000 membership units at $1.50 per unit raised $10.4 million ($10.0 million after offering expenses of $0.4 million). Those funds were contributed to ABE South Dakota as part of the debt restructuring agreement. In August, September and October 2009, ABE issued 5,164,218 membership units at $1.50 per unit raising $7.7 million ($7.5 million after offering expenses of $0.2). These funds were used for debt repayment in connection with the forbearance agreement with PJC Capital. The remaining principle balance of the PJC Capital note was paid in full in May 2010.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $12.8 million and restricted cash of $2.1 million on hand at September 30, 2010. The restricted cash is held in escrow for future debt service payments. As of September 30, 2010, ABE Fairmont had total debt outstanding of $72.1 million consisting of $65.1 million in senior secured credit and $7.0 million of subordinate exempt-facilities revenue bonds. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest payments on its outstanding subordinate exempt revenue bonds. ABE Fairmont is required to make quarterly principal payments of $2.6 million on its senior secured credit. Annual principal payments of $815,000 on the subordinate exempt facilities revenue bonds commenced in December 2010.

ABE Fairmont is allowed to make cash distributions to ABE if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principles and other terms contained in its senior secured credit agreement. The distribution is subject to the completion of ABE Fairmont’s annual financial statement audit and ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. The annual distribution based on ABE Fairmont fiscal 2010 financial results is approximately $4.7 million. The distribution can be made anytime during fiscal 2011.

ABE Fairmont’s senior secured credit agreement also requires an annual cash sweep subject to a free cash flow calculation, as defined in its senior secured credit agreement. The cash sweep requires that, for each fiscal year ending in 2010 through 2012, ABE Fairmont must make a payment equal to the lesser of $8.0 million or 75% of its free cash flow after distributions, not to exceed $16.0 million in the aggregate for all of the free cash flow payments. ABE Fairmont anticipates making a cash sweep payment of $5.0 million in December 2010 for the fiscal 2010 financial results of ABE Fairmont. The cash sweep payment is subject to compliance with all loan covenants and terms and conditions of the senior secured credit agreement.

We believe ABE Fairmont has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months. In addition to the cash on hand, ABE Fairmont has a $6.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires April 1, 2011. ABE Fairmont had $6.0 million available on the revolving credit facility as of September 30, 2010. ABE Fairmont also has a $2.0 million revolving credit facility for financing third-party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease, reducing the financing available from the $2.0 million revolving credit facility by $911,000 as of September 30, 2010.

ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in compliance with all covenants at September 30, 2010.

ABE South Dakota (f/k/a Heartland Grain Fuels, L.P.)

ABE South Dakota had cash and cash equivalents of $8.9 million and $5.2 million of restricted cash on hand at September 30, 2010. The restricted cash consists of $3.0 million for a debt service payment reserve, $2.0 million for the construction of certain rail infrastructure at its Huron, South Dakota ethanol facility, and $0.2 million in an account for maintenance capital expenditures. As of September 30, 2010, ABE South Dakota had interest bearing term debt outstanding of $81.4 million.

In June 2010, ABE South Dakota entered into an Amended and Restated Senior Credit Agreement dated as of June 16, 2010 (the “Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements under the existing senior credit agreement to a senior term loan in an aggregate principal amount equal to $84.3 million. Interest accrued on outstanding term and working capital loans under the existing credit agreement was reduced to zero on June 18, 2010. The principal amount of the term loan facility is payable in equal quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. The Company recorded the restructuring fee as long-term, non-interest bearing debt. See Note 4 to the consolidated financial statements for the effects of the restructuring.

ABE South Dakota’s obligations under the Senior Credit Agreement are secured by a first-priority security interest in all of the equity in and assets of ABE South Dakota.

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

The Senior Credit Agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the Senior Credit Agreement. The Senior Credit Agreement contains customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control. ABE South Dakota was in compliance with all covenants at September 30, 2010.

We believe ABE South Dakota has sufficient financial resources available to fund current operations, make debt service payments and fund capital expenditure requirements, including $2.0 million for a rail infrastructure project at Huron, over the next 12 months.

CREDIT ARRANGEMENTS

A summary of debt is as follows (in thousands, except percentages):

	September 30,
	2010	September 30,	September 30,
	Interest Rate	2010	2009

ABE Fairmont:
Senior credit facility — variable	3.65%	$45,050	$55,450
Senior credit facility — fixed	7.53%	20,000	20,000
Seasonal line	3.35%	—	3,000
Subordinate exempt facilities bonds — fixed	6.75%	7,000	7,000

		72,050	85,450
ABE South Dakota:
Senior debt principal — variable	1.81%	81,352	87,979
Restructuring fee	0.0%	3,000	—
Additional carrying value of restructured debt	N/A	10,313	—
Working capital line	—	—	7,100
Subordinated solid waste facilities revenue bonds	—	—	19,000
Notes payable — swaps	—	—	4,213
Accrued interest	—	—	9,917

		94,665	128,209
ABE:
Secured term loan	—	—	9,269

Total outstanding		$166,715	$222,928

Additional carrying value of restructured debt	N/A	(10,313)	—

Stated principal		$156,402	$222,928

The estimated maturities of debt at September 30, as follows (in thousands):

		Amortization of
		Additional Carrying
	Stated	Value of
	Principal	Restructured Debt	Total

2011	$19,199	$846	$20,045
2012	14,215	1,143	15,358
2013	14,215	2,113	16,328
2014	12,681	2,555	15,236
2015	13,815	2,462	16,277
Thereafter	82,277	1,194	83,471

Total debt	$156,402	$10,313	$166,715

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2010.

	Years Ending September 30:
	2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in thousands)

Long-Term Debt obligations(1)	$23,513	$18,218	$18,346	$16,572	$17,473	$83,942	$178,064
Operating lease obligations(2)	5,530	4,446	1,226	143	136	104	$11,585
Commodity purchase obligations(3)	34,150	—	—	—	—	—	$34,150

Total contractual obligations	$63,193	$22,664	$19,572	$16,715	$17,609	$84,046	$223,799

(1)	Amounts represent principal and interest due under our credit facilities.

(2)	Operating lease obligations consist primarily of rail cars and office space, offset by subleased rail cars.

(3)	Commodity obligations include corn purchases for our production facilities.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 to our consolidated financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based upon management’s current judgment. We use our knowledge and experience about past events and certain future assumptions to make estimates and judgments involving matters that are inherently uncertain and that affect the carrying value of our assets and liabilities. We believe that of our significant accounting policies, the following are noteworthy because changes in these estimates or assumptions could materially affect our financial position and results of operations:

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. At ABE Fairmont, revenue is recognized upon the release of the product for shipment and at ABE South Dakota, revenue is recognized when the product is loaded onto the rail cars. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers, which generally occurs at the time of shipment. Co-products and related products are generally shipped free on board (FOB) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

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

Commodity futures and exchange-traded commodity options contracts are reported at fair value, utilizing Level 1 inputs. For these contracts, the Company obtains fair-value measurements from an independent pricing service. The fair-value measurements consider observable data that may include dealer quotes and live-trading levels from the Chicago Board of Trade (“CBOT”) and New York Mercantile Exchange (“NYMEX”) markets.

Inventories

Corn, chemicals and supplies, work in process, ethanol and distillers grains inventories are stated at the lower of weighted cost or market.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Office equipment	5-7 Years
Process equipment	10 Years
Buildings	40 Years

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of September 30, 2010, we had $126.4 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $1.26 million.

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

GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. As of September 30, 2010, we have received approximately $3.0 million in refunds under the Nebraska Advantage Act. We anticipate additional recovery of certain sales taxes paid on construction costs, and up to 10% of the cost of the Fairmont plant construction pursuant to reductions in income taxes over the next 12 years. Under the Nebraska Advantage Act, we also anticipate recovery of 5% of the annual costs of the newly created employment positions, pursuant to offsets to future payroll taxes. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or credits or deductions.

In December 2006 we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. We anticipate paying off the outstanding obligation with future property tax payments, assessed on the Fairmont plant.

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $10 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota has historically received a payment between $700,000 and $800,000 for the Huron plant per year and expects this incentive to terminate for the plant in 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the year ended September 30, 2010, sales of ethanol represented 86% of our total revenues and corn costs represented 70% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At September 30, 2010, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.99 and $4.96, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represented 14% of our total revenues for the fiscal year ended September 30, 2010. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distillers grains spot for local customers was $127.50 per ton at September 30, 2010.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 7.4% of total cost of sales for the year ended September 30, 2010. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At September 30, 2010, the price of natural gas on the NYMEX was $3.87 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. We entered into off-take agreements which guaranteed prices on 52% of our ethanol gallons sold through December 2010. At September 30, 2010 we had entered into forward sale contracts representing 51% of our expected distillers grains production and we had entered into forward purchase contracts representing 47% of our current corn requirements through December 2010. At September 30, 2010, we had entered into forward purchase contracts representing 43% of our gas requirements through December 2010.

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

	Estimated		Hypothetical
	at Risk		Change in	Spot	Change in Annual
	Volume(1)	Units	Price	Price(2)	Operating Income
	(In millions)				(In millions)

Ethanol	93.3	gallons	10.0%	$1.99	$18.6
Distillers grains	.29	tons	10.0%	127.50	3.7
Corn	37.1	bushels	10.0%	4.96	18.4
Natural gas	3.1	mmbtus	10.0%	3.87	1.2

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 52% of our expected annual gallons capacity of 195 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 51% of our expected annual distillers grains production of 592,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 47% of our estimated current 69.6 million bushel annual requirement. The volume of natural gas is based on the assumption that we will continue to lock in 43% of our estimated gas usage.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of September 30, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Advanced BioEnergy, LLC

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with United States generally accepted accounting principles.

/s/  McGladrey & Pullen, LLP

Des Moines, Iowa
December 29, 2010

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	September 30,
	2010	2009
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$22,772	$26,367
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $255 and $104 at September 30, 2010 and 2009, respectively (Note 7)	13,519	9,613
Other receivables	1,543	3,090
Due from broker	252	—
Derivative financial instruments	314	—
Inventories	14,102	7,618
Prepaid expenses	2,666	2,242
Current portion of restricted cash	4,169	6,767

Total current assets	59,337	55,697

Property and equipment, net	181,701	203,364
Other assets:
Restricted cash	3,145	1,146
Other assets	2,014	2,146

Total assets	$246,197	$262,353

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,337	$6,057
Accrued expenses	5,818	5,490
Current portion of long-term debt (stated principal amount of $19,199 at September 30, 2010)	20,045	146,303

Total current liabilities	30,200	157,850

Other liabilities	628	535
Deferred income	4,881	5,554
Long-term debt (stated principal amount of $137,203 at September 30, 2010)	146,670	76,625

Total liabilities	$182,379	$240,564
Members’ equity:
Members’ capital, no par value, 24,714,180 and 15,985,295 units outstanding and 0 and 971,003 units subscribed for at September 30, 2010 and 2009, respectively	171,200	160,392
Accumulated deficit	(107,382)	(138,603)

Total members’ equity	63,818	21,789

Total liabilities and members’ equity	$246,197	$262,353

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

		Years Ended
	September 30,	September 30,	September 30,
	2010	2009	2008
	(Dollars in thousands, except per unit data)

Net sales
Ethanol and related products (Note 7)	$379,909	$354,997	$393,746
Other	670	719	612

Total net sales	380,579	355,716	394,358
Cost of goods sold	347,194	345,720	389,483

Gross profit	33,385	9,996	4,875
Selling, general and administrative	7,346	7,687	13,781
Goodwill impairment	—	—	29,148
Impairment of long-lived assets	—	28,260	—

Operating income (loss)	26,039	(25,951)	(38,054)
Other income	470	870	786
Gain on extinguishment of debt	17,660	—	—
Debt restructuring costs	(2,149)	(2,525)	—
Interest income	89	217	611
Interest expense	(10,888)	(26,909)	(20,583)

Net income (loss)	$31,221	$(54,298)	$(57,240)
Other comprehensive income (loss):
Interest rate swap obligation	—	1,786	(1,786)

Comprehensive income (loss)	$31,221	$(52,512)	$(59,026)

Basic & diluted weighted average units outstanding	19,751,948	12,691,650	9,863,618
Income (loss) per unit — basic and diluted	$1.58	$(4.28)	$(5.80)

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity
For the Years Ended September 30, 2010, 2009 and 2008

				Accumulated
				Other
	Member	Member	Accumulated	Comprehensive
	Units	Capital	Deficit	Income	Total
	(Dollars in thousands)

MEMBERS’ EQUITY — September 30, 2007	9,848,028	$120,019	$(27,065)	$—	$92,954
Issuance of 450,000 warrants in connection with note payable	—	2,260	—	—	2,260
Issuance of contingently issuable units in connection with Indiana Renewable Fuels purchase	—	750	—	—	750
Unit compensation expense	142,000	636	—	—	636
Issuance of subscribed membership units for note conversion	—	30,318	—	—	30,318
Put options exercised	(45,403)	(467)	—	—	(467)
Membership units forfeited	(25,463)	—	—	—	—
Net loss	—	—	(57,240)	—	(57,240)
Interest rate swap obligations	—	—	—	(1,786)	(1,786)

MEMBERS’ EQUITY — September 30, 2008	9,919,162	$153,516	$(84,305)	$(1,786)	$67,425
Issuance of previously subscribed units	2,750,000	—	—	—	—
Issuance of 532,671 warrants in connection with note payable	—	489	—	—	489
Unit compensation expense, net of contingently returnable units	(10,000)	197	—	—	197
Put options exercised	(7,200)	(18)	—	—	(18)
Interest rate swap obligations	—	—	—	1,786	1,786
Units issued in private offering, net of offering costs of $249,000	3,333,333	4,751	—	—	4,751
Units subscribed in private offering	—	1,457	—	—	1,457
Net loss	—	—	(54,298)	—	(54,298)

MEMBERS’ EQUITY — September 30, 2009	15,985,295	$160,392	$(138,603)	$—	$21,789
Cumulative effect of change in accounting principle — October 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative warrant liability	—	(489)	—	—	(489)
Issuance of previously subscribed units	971,003	—	—	—	—
Unit compensation expense	—	47	—	—	47
Put options exercised	(2,000)	(3)	—	—	(3)
Units issued — private placement offerings, net of offering expenses of $387,000	7,759,882	11,253	—	—	11,253
Net income	—	—	31,221	—	31,221

MEMBERS’ EQUITY — September 30, 2010	24,714,180	$171,200	$(107,382)	$—	$63,818

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

		Years Ended
	September 30,	September 30,	September 30,
	2010	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$31,221	$(54,298)	$(57,240)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	22,118	19,233	22,129
Asset impairment	—	28,260	29,148
Loss on disposal of site development costs	—	—	751
Gain on extinguishment of debt	(17,660)	—	—
Debt restructuring costs	2,149	2,525	—
Amortization of deferred financing costs	132	5,493	1,087
Amortization of deferred revenue	(673)	(1,178)	—
Idle lease liability reduction	(383)	—	—
Amortization of additional carrying value	(242)	—	—
Amortization of debt discount	(489)	—	2,260
Impairment of Indiana Renewable Fuels purchase intangible	—	—	750
Unit compensation expense	47	197	636
Interest expense converted to membership units	—	—	3,187
Unrealized (gain) loss on derivative financial instruments	(314)	(1,242)	70
Unrealized gain on warrant derivative	(15)	—	—
Interest rate swap obligations	—	4,213	—
Changes in working capital components:
Receivables	(2,611)	3,652	(8,292)
Inventories	(6,484)	5,969	(5,789)
Prepaid expenses	(424)	(305)	(735)
Accounts payable	(1,720)	(2,909)	6,638
Accrued expenses	6,931	9,559	543

Net cash provided by (used in) operating activities	31,583	19,169	(4,857)
Cash flows from investing activities:
Purchase of property and equipment	(455)	(1,006)	(54,757)
Change in other assets	—	(2,478)	144
Decrease (increase) in restricted cash	599	140	(6,275)

Net cash provided by (used in) investing activities	144	(3,344)	(60,888)
Cash flows from financing activities:
Payments on debt	(44,423)	(10,885)	(56,725)
Proceeds from long-term debt	—	3,000	130,588
Proceeds from issuance of membership units and subscribed units	11,640	6,457	—
Offering costs paid	(387)	(249)	—
Payments on debt restructuring costs	(2,149)	(2,525)	—
Repurchase of units	(3)	(18)	(467)

Net cash (used in) provided by financing activities	(35,322)	(4,220)	73,396

Net (decrease) increase in cash and cash equivalents	(3,595)	11,605	7,651
Beginning cash and cash equivalents	26,367	14,762	7,111

Ending cash and cash equivalents	$22,772	$26,367	$14,762

Supplemental disclosure of non cash transactions
Deferred financing cost paid from long term debt proceeds	$—	$—	$5,988
Unrealized (gain) loss on interest rate swaps	—	(1,786)	1,786
Financing costs amortized to construction in progress	—	—	154
Promissory notes and interest converted into membership units	—	—	27,181
Warrants issued in connection with debt restructuring	—	489	—
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $0 in 2010 and 2009 and $2,724 in 2008	$5,945	$10,657	$13,337

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC, (formerly known as Heartland Grain Fuels, LP) (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation.

The Company currently operates three ethanol production facilities in the U.S. with a combined production capacity of 195 million gallons per year. The Company commenced operations at the 110 million gallon facility in Fairmont, Nebraska in October 2007. The Company acquired existing facilities in Aberdeen and Huron, South Dakota in November 2006 and commenced operations at the 44 million gallon Aberdeen expansion facility in January 2009.

In March 2009, the Company was informed that the senior creditor intended to foreclose on the equity interest of ABE South Dakota. The Company reflected ABE South Dakota results as discontinued operations for the quarterly reports filed on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. In September 2009, ABE South Dakota’s senior lenders commenced discussions with the Company to explore alternatives to foreclosing on ABE’s equity interest in ABE South Dakota, including a restructuring of the terms of its current borrowing arrangements with those lenders. Accordingly, the Company reconsolidated ABE South Dakota’s financial results in its financial statements effective September 30, 2009. The debt restructuring became effective June 18, 2010. See Note 4 for additional information.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company segregates cash restricted for debt service and has classified these funds according to the future anticipated use of the funds.

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, interest rate swaps, derivative financial instruments, accounts receivable, accounts payable, accrued expenses, warrants, and long-term debt. The fair value of derivative financial instruments is based on quoted market prices. The fair value of warrants is determined using the Black-Scholes valuation model. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont approximate fair value. Based on the restructuring event, the fair value of the debt instruments at ABE South Dakota is not determinable. The fair value of all other financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

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

Commodity futures and exchange-traded commodity options contracts are reported at fair value, utilizing Level 1 inputs. For these contracts, the Company obtains fair-value measurements from an independent pricing service. The fair-value measurements consider observable data that may include dealer quotes and live-trading levels from the Chicago Board of Trade (“CBOT”) and New York Mercantile Exchange (“NYMEX”) markets.

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on September 30, 2010, utilized to measure fair value (amounts in thousands):

	Total	Level 1	Level 2	Level 3

Assets — derivative financial instruments	$314	$314	$—	$—
Liabilities — warrant derivative	$474	$—	$—	$474

The warrants issued contain a strike price adjustment feature, as described in Note 5. We calculated the fair value of the warrants using the Black-Scholes valuation model. During the year ended September 30, 2010, we recognized an unrealized gain of $15,000 related to the change in the fair value of the warrant derivative liability.

The assumptions used in the Black-Scholes valuation model were as follows:

	September 30,	October 1,
	2010	2009

Market value(1)	$1.50	$1.50
Exercise price	$1.50	$1.50
Expected volatility	117.08%	107.75%
Expected life (years)	2.00	2.50
Risk-free interest rate	0.375%	1.188%
Forfeiture rate	—	—
Dividend rate	—	—

(1)	Market value based on recent unit transactions.

The following table reflects the activity for liabilities measured at fair value, using Level 3 inputs for the three months ended September 30, 2010 (amounts in thousands):

Initial recognition of warrant derivative as of October 1, 2009	$489
Unrealized (gain) related to the change in fair value	(15)

Balance as of September 30, 2010	$474

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

Inventories

Corn, chemicals, supplies, work in process, ethanol and distillers grains inventories are stated at the lower of weighted cost or market.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Office equipment	5-7 Years
Process equipment	10 Years
Building	40 Years

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount on the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss is measured by the amount by which the carrying value of the asset exceeds the estimated fair value on that date. Fair value was determined based on sale prices of ethanol plants occurring in the market at the time of the change to bring ABE South Dakota out of discontinued operations. During the year ended September 30, 2009 the Company recognized a $28.3 million impairment charge on its ABE South Dakota plants.

Deferred Financing Costs

The Company defers costs incurred to raise debt financing until the related debt is issued that are amortized into interest expense using the effective interest method over the term of the debt instruments through November 2017. In March 2009 the Company wrote off $4.9 million of deferred financing costs incurred on ABE South Dakota’s 2007 financing due to ABE South Dakota being in default and the uncertainty in receiving future benefit from these fees.

Deferred Income

The Company recorded the net funds received from the Village of Fairmont Nebraska Tax Incremental Financing (“TIF”) as deferred income and is amortizing against property tax expense over the life of the process equipment. ABE Fairmont has guaranteed the payment of the TIF bond obligations. The Company anticipates that its future property tax payments will be adequate to service the bonds.

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. At ABE Fairmont, revenue is recognized upon the release of the product for shipment and at ABE South Dakota, revenue is recognized when the product is loaded onto the rail cars. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers, which generally occurs at the time of shipment. Co-products and related products are generally shipped free on board (“FOB”) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

Unit Based Compensation

The Company uses the estimated market value at the time the units are granted to value those units granted to officers and directors. The Company records compensation cost on the straight line method over the vesting period. If the units vest upon achievement of a certain milestone, the Company recognizes the expense in the period in which the goal was met.

Shipping Costs

Effective January 1, 2010, ABE Fairmont changed its marketing relationship for ethanol and as a result of the terms of the new marketing agreement no longer records its ethanol sales net of freight cost. During the year ending September 30, 2010, the Company recorded approximately $12.0 million in freight cost from the sale of ethanol that would have been reflected as a reduction of sales revenues in periods prior to the change in marketers. The Company classifies shipping costs as a component of cost of goods sold in the statements of operations.

Debt Restructuring Costs

In the quarter ended June 30, 2010, ABE South Dakota entered into a troubled debt restructuring agreement with its lenders. See Note 4 for a description of the accounting treatment. ABE South Dakota incurred legal and professional services fees related to the restructuring of ABE South Dakota debt and has reclassified these costs from selling, general and administrative expenses for the years ending September 30, 2010 and 2009.

Income (Loss) Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Unvested units are considered unit equivalents and are considered in the diluted income-per-unit computation, but have not been included in the computations of diluted income (loss) per unit as their effect would be anti-dilutive. Basic earnings and diluted earnings per unit data were computed as follows (in thousands except per unit data):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Numerator:
Net income (loss) for basic earnings per unit	$31,221	$(54,298)	$(57,240)
Gain in fair value of warrant derivative liability	(15)	—	—

Net income (loss) for diluted earnings per unit	31,206	(54,298)	(57,240)
Denominator:
Basic and diluted common units outstanding	19,752	12,692	9,864
Income (loss) per unit basic and diluted	$1.58	$(4.28)	$(5.80)

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one operating segment.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Income Taxes

The Company has elected to be treated as a partnership for tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s federal income tax returns are open and subject to examination from the 2005 tax return year and forward. Various state income tax returns are generally open from the 2004 and later tax return years based on individual state statute of limitations.

Risks and Uncertainties

The ethanol industry is currently receiving an indirect benefit of the Volumetric Ethanol Excise Tax Credit (“VEETC”) provided to gasoline blenders which is set to expire on December 31, 2011, after a one year extension was signed into law on December 17, 2010. This credit provides for a 45-cent a gallon tax credit for gasoline blenders and a 54-cent a gallon tariff on ethanol imports. Although the Renewable Fuels Standard still exists to maintain the demand for ethanol in the United States, the Company is uncertain of the potential impact that the elimination or reduction in the VEETC credit would have on the Company and the overall ethanol industry.

2.	Inventories

A summary of inventories is as follows (in thousands):

	September 30,	September 30,
	2010	2009

Corn	$3,127	$1,341
Chemicals	1,107	489
Work in process	2,104	1,893
Ethanol	5,427	1,678
Distillers grains	419	412
Supplies and parts	1,918	1,805

Total	$14,102	$7,618

3.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	September 30,	September 30,
	2010	2009

Land	$3,962	$3,962
Buildings	21,341	21,295
Process equipment	215,962	215,820
Office equipment	1,356	1,273
Construction in process	234	81

	242,855	242,430
Accumulated depreciation	(61,154)	(39,066)

Property and equipment, net	$181,701	$203,364

4.	Debt

A summary of debt is as follows (in thousands, except percentages):

	September 30,
	2010	September 30,	September 30,
	Interest Rate	2010	2009

ABE Fairmont:
Senior credit facility — variable	3.65%	$45,050	$55,450
Senior credit facility — fixed	7.53%	20,000	20,000
Seasonal line	3.35%	—	3,000
Subordinate exempt facilities bonds — fixed	6.75%	7,000	7,000

		72,050	85,450
ABE South Dakota:
Senior debt principal — variable	1.81%	81,352	87,979
Restructuring fee	0.0%	3,000	—
Additional carrying value of restructured debt	N/A	10,313	—
Working capital line	—	—	7,100
Subordinated solid waste facilities revenue bonds	—	—	19,000
Notes payable — swaps	—	—	4,213
Accrued interest	—	—	9,917

		94,665	128,209
ABE:
Secured term loan	—	—	9,269

Total outstanding		$166,715	$222,928

Additional carrying value of restructured debt	N/A	(10,313)	—

Stated principal		$156,402	$222,928

The estimated maturities of debt at September 30, as follows (in thousands):

		Amortization of
		Additional Carrying
	Stated	Value of
	Principal	Restructured Debt	Total

2011	$19,199	$846	$20,045
2012	14,215	1,143	15,358
2013	14,215	2,113	16,328
2014	12,681	2,555	15,236
2015	13,815	2,462	16,277
Thereafter	82,277	1,194	83,471

Total debt	$156,402	$10,313	$166,715

Senior Credit Facility for the Fairmont Plant

ABE Fairmont has a senior credit facility with Farm Credit consisting of a term loan (“term loan A”), and a revolving term loan, known as term loan B. Farm Credit also extended a $6.0 million revolving seasonal line for financing eligible grain inventory, which expires April 1, 2011, and a $2.0 million revolving credit facility for financing third-party letters of credit.

At September 30, 2010, ABE Fairmont had $40.1 million outstanding on term loan A. ABE Fairmont must make quarterly principal installments of $2.6 million through November 2013, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance in February 2014. For each fiscal year ending through September 30, 2012, ABE Fairmont must pay an additional amount equal to the lesser of $8.0 million or 75% of its free cash flow. For the year ending September 30, 2010, the Company is required to pay $5.0 million related to the free cash flow calculation which has been included in the current maturities of long term debt.

At September 30, 2010, ABE Fairmont had $25.0 million outstanding on the revolving term loan B (“term loan B”). On the earlier of December 1, 2014 or years following complete repayment of term loan A, ABE Fairmont will begin repayment of revolving term loan B in $5.0 million semi-annual principal payments. ABE Fairmont pays interest monthly at an annualized interest rate of 7.53% on $20.0 million and a variable rate based on the 30-day LIBOR rate on the remaining outstanding debt.

ABE Fairmont had $0 outstanding under the revolving seasonal line and had the full $6.0 million available at September 30, 2010. Farm Credit also extended a $2.0 million revolving credit facility for financing third-party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail-car lease, effectively reducing the financing available from the $2.0 million revolving credit facility by $911,000.

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant

ABE Fairmont has $7.0 million of subordinate exempt facilities revenue bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan agreement is collateralized by the Fairmont plant assets. ABE Fairmont’s repayment of the loan and the security for the loan are subordinate to its senior credit facility. The loan requires semi-annual interest payments with annual principal payments of $815,000 starting in December 2010 through December 2016, with the remainder due December 2017.

Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “Senior Credit Agreement”) effective as of June 18, 2010, which was accounted for under troubled debt restructuring rules. The Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan in an aggregate principal amount equal to $84.4 million. The interest accrued on outstanding term and working capital loans under the existing credit agreement was reduced to zero. ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as a long-term, non-interest bearing debt on its consolidated balance sheets. See Effect of Restructuring below.

The principal amount of the term loan facility is payable in equal quarterly payments of $750,000 which began on June 30, 2010, with the remaining principal amount fully due and payable on March 31, 2016.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar loans. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 0.50% increasing to 3.0% on June 16, 2013. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 1.5% increasing to 4.0% on June 16, 2013. Each loan can be entered for one, two, three or six month maturities.

ABE South Dakota’s obligations under the Senior Credit Agreement are secured by a first-priority security interest in all of the equity of and assets of ABE South Dakota.

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

The Senior Credit Agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the Senior Credit Agreement. The Senior Credit Agreement contains customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control.

Subordinate Solid Waste Facilities Revenue Bonds

Effective June 18, 2010, in connection with the debt restructuring described above, ABE South Dakota paid $2.25 million and the remaining $601,000 of net funds in the restricted cash accounts in full satisfaction of the $19.0 million bonds and accrued interest of $1.5 million resulting in a gain on extinguishment of debt of $17.7 million. The subordinated claimholders terminated all documents related to the Subordinated Solid Waste Facilities Revenue Bonds.

Effect of ABE South Dakota Debt Restructuring

The following table summarizes the impact of restructured senior and subordinated debt, including the gain on extinguishment of subordinated Solid Waste Facilities Revenue Bonds and the deferred gain on the troubled debt restructured Senior Credit Agreement (dollars in thousands).

	Subordinated	Senior	Total
	Revenue	Credit	Debt
	Bonds	Facility	Restructured

Principal balance	$19,000	$99,292	$118,292
Accrued interest	1,511	14,518	16,029

Balance prior to restructuring	$20,511	$113,810	$134,321

Restructuring transactions:
Settlement payments	(2,250)	(15,000)	(17,250)
Settlement interest payments	(601)	(963)	(1,564)
Interest forgiven	—	(13,555)	(13,555)
Restructuring fee	—	3,000	3,000
Gain on extinguishment	(17,660)	—	(17,660)

Balance after restructuring	$—	$87,292	$87,292
Principal payments subsequent to restructuring	—	(2,940)	(2,940)

Stated balance, principal — September 30, 2010	$—	$84,352	$84,352

Since the future maximum undiscounted cash payments on the amended and restated senior credit facility (including principal, interest and the restructuring fee) exceed the adjusted carrying value, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms will be accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring which will result in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is approximately 0.39% over LIBOR (0.68% at September 30, 2010).

Secured Term Loan Note — Advanced Bioenergy LLC

On October 17, 2007, the Company issued a secured term loan note in the original principal amount of $10.0 million to PJC Capital LLC (the “PJC Capital Note”). On October 16, 2008, the Company failed to pay the outstanding principal and accrued interest due under the note and on October 17, 2008, the Company received a notice of an event of default. The note accrued interest at the default rate of 18% from October 16, 2008 to May 31,

2009. During the default, PJC Capital was entitled to enforce its rights including the sale of all or part of the pledged collateral. The pledged collateral constituted 100% of the voting equity interest in ABE Fairmont.

In October 2009, the Company received an additional $1.3 million from the issuance of additional units and remitted these funds to PJC Capital to pay down a portion of our obligation. In October 2009, the Company also remitted $1.7 million of funds previously used to collateralize a letter of credit to PJC Capital. In May 2010, the Company used cash at ABE Fairmont to pay off the remaining principal balance of the PJC Capital Note. On September 30, 2010, the Company repaid the $3 million intercompany note payable to ABE Fairmont.

5.	Member’s Equity

Private Offering

In October 2009, the Company completed a private offering in which it raised $7.4 million in net proceeds from the issuance of 5,164,218 units. The Company received net proceeds of $4.7 million from the issuance of 3,333,333 units to Hawkeye Energy Holdings, LLC, and $1.4 million from 971,003 units which were subscribed for by certain accredited investors prior to September 30, 2009. Subsequent to September 30, 2009, the Company received an additional $1.3 million in net proceeds from the issuance of 859,882 units.

In June 2010, the Company completed a private offering in which it issued 6,900,000 membership units of the Company at a price of $1.50 per unit for an aggregate purchase price of $10.4 million. The net proceeds from the private placement, after deducting offering expenses, were used to contribute $10.0 million in cash to ABE South Dakota required by the terms of the debt restructuring.

Employment Agreements

The Company previously issued 70,000 restricted units to employees in connection with employment agreements of which 21,000 were subsequently forfeited. At September 30, 2010, the Company had a total of 9,000 unvested units issued. Each of the remaining awards vests as to 20% each year. The Company recorded related compensation expense (benefit) net of recoveries from forfeitures of $46,000, $215,000 and $131,000 in the years ended September 30, 2010, 2009 and 2008, respectively, and expects to record an additional $53,000 of compensation expense over the next three years. Each employee has put rights to sell up to 40% of the units vesting to the Company for the then current market price to cover the related tax requirements of the individual officers. In the year ended September 30, 2010, two employees were eligible to exercise their put rights for the total sale of 2,000 units at $1.50 per unit.

Warrants

In connection with the PJC Capital Note, the Company issued 532,671 warrants to purchase units of the Company. The warrants have an exercise price of $1.50 per unit and expire in October 2014. The warrants contain a strike price adjustment feature, which, upon the adoption of accounting guidance related to embedded features of equity-linked financial instruments on October 1, 2009, resulted in the instruments no longer being considered indexed to the Company’s own units. Accordingly, on October 1, 2009, the Company reclassified $489,000 from equity to a liability representing the fair value of the warrants, based on $.92 per warrant, as calculated using the Black – Scholes valuation model. During the year ended September 30, 2010, the liability was adjusted for the change in fair value of the warrants, and the Company recorded an unrealized gain of $15,000. A liability of $474,000 related to the warrants is included in other liabilities in the consolidated balance sheet as of September 30, 2010.

Board Representation and Voting Agreement

The Company, certain directors of the Company, South Dakota Wheat Growers Association, CEC and Hawkeye have each executed a voting agreement (the “Voting Agreement”). The Voting Agreement requires the parties to (a) nominate for election to the board two designees of Hawkeye, two designees of CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote all units of the Company they beneficially own or otherwise control to elect each of the designees to the board, (d) not take any action that would result in the removal of any of the designees from the board or the increase in the size of the board to more than nine members, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. At December 21, 2010, the parties to the Voting Agreement held in the aggregate approximately 59% of the outstanding units of the Company.

Restricted Unit Agreements

The Company entered into restricted unit agreements with two former officers under which the Company issued 90,850 units valued between $14.00 and $20.00 per unit, of which 14,463 units were subsequently forfeited. The Company recorded related compensation expense (benefit) net of recoveries from forfeitures of $0, $(18,000) and $504,000 in the years ended September 30, 2010, 2009 and 2008, respectively and will not incur additional compensation expense related to these agreements.

6.	Lease Commitments and Contingencies

Lease Commitments

The Company leases various railcars, equipment and an office facility under operating lease agreements with the following approximate future minimum rental commitments for the years ended September 30 (in thousands):

	Minimum	Minimum
	Rental	Sublease	Net Rental
	Commitments	Income	Commitments

2011	$5,950	$420	$5,530
2012	4,761	315	4,446
2013	1,226	—	1,226
2014	143	—	143
2015	136	—	136
Thereafter	104	—	104

	$12,320	$735	$11,585

The Company recognized rent expense related to the above leases of approximately $3.2 million, $5.7 million, and $2.3 million for the years ended September 30, 2010, 2009, and 2008, respectively. In the year ended September 30, 2009, the Company recognized rent expense of approximately $5.7 million, including an idle lease expense of approximately $917,000. In December 2009, the Company subleased 100 rail cars through June 2012 which has been reflected in the minimum sublease income amounts above.

Contingencies

In June 2009, the Company’s former director and chairman of the board and former chief executive officer, filed a demand for arbitration with the American Arbitration Association alleging that the Company breached its employment agreement with him and defamed him when it terminated his employment in January 2009. This individual is seeking additional compensation, including but not limited to two years of compensation and benefits as well as other damages. As of September 30, 2010 the Company has not recorded a liability for payment of a potential settlement that could result from these proceedings.

7.	Major Customers

The Company has entered into Exclusive Ethanol Marketing Agreements with Hawkeye Gold to sell substantially all of its ethanol. ABE Fairmont executed an Exclusive Ethanol Marketing Agreement dated as of August 28, 2009 with Hawkeye Gold (the “ABE Fairmont Ethanol Agreement”), which became effective on January 1, 2010. Prior to that time, ABE Fairmont’s ethanol was marketed by Gavilon. ABE South Dakota executed Exclusive Ethanol Marketing Agreements dated as of April 7, 2010 with Hawkeye Gold (the “ABE South Dakota Ethanol Agreements”, and together with the ABE Fairmont Ethanol Agreement, the “Ethanol Agreements”), which became effective October 1, 2010. Prior to October 1, 2010, ABE South Dakota’s ethanol was marketed by Gavilon. Hawkeye Gold is an affiliate of Hawkeye. The Ethanol Agreements require, among other things, that (1) Hawkeye

Gold must use commercially reasonable efforts to submit purchase orders for, and ABE Fairmont and ABE South Dakota must sell, substantially all of the denatured fuel grade ethanol produced by ABE Fairmont and ABE South Dakota, (2) a purchase and sale of ethanol under the Ethanol Agreements must be in the form of either a direct fixed price purchase order, a direct index price purchase order, a terminal storage purchase order, a transportation swap or similar transaction that is mutually acceptable to the parties, (3) ABE Fairmont or ABE South Dakota will pay any replacement or other costs incurred by Hawkeye Gold as a result of any failure to deliver by ABE Fairmont or ABE South Dakota, respectively, and (4) with certain exceptions, ABE Fairmont and ABE South Dakota will sell substantially all of the ethanol they produce to Hawkeye Gold. The initial term of the ABE Fairmont Agreement is for two years, and provides for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. The initial terms of the ABE South Dakota Ethanol Agreements are for three years and provide for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

ABE Fairmont is currently self-marketing the distillers grains it produces. ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of distillers grains produced at the ABE South Dakota Huron plant to third parties for an agreed upon commission. We currently have an agreement with Hawkeye Gold to market the distillers grains produced at the ABE South Dakota Aberdeen plants.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	September 30,	September 30,	September 30,
	2010	2009	2008

Hawkeye Gold(1)
Twelve month revenues	$146,180	$—	$—
Receivable balance	8,406	—	—
Gavilon
Twelve month revenues	$194,737	$289,139	$59,476
Receivable balance	4,275	8,480	4,570
Dakotaland Feeds
Net sales	$11,834	$17,428	$8,157
Receivable balance	421	379	309

(1)	At September 30, 2010 Hawkeye, an affiliate of Hawkeye Gold, owned 34% of the Company’s membership units.

8.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains, with forward purchase and sale contracts to lock in future operating margins. In addition to entering into contracts to both purchase 16.3 million bushels of corn and sell 8.7 million gallons of ethanol in which the basis was not locked, the Company had entered into the following fixed price forward contracts at September 30, 2010 (in thousands):

Commodity	Quantity	Amount	Period Covered

Corn	8,124 bushels	$34,150	April 2011
Ethanol	25,410 gallons	43,676	December 2010
Distillers Grains	75 tons	8,185	April 2011

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

When forward contracts are not available at competitive rates, the Company may engage in hedging activities using exchange traded futures contracts, OTC futures options or OTC swap agreements. Changes in market price of ethanol related hedging activities are reflected in revenues and changes in market price of corn related items are reflected in cost of goods sold. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the years ended September 30, 2010, 2009, and 2008 and the fair value of futures contracts as of September 30, 2010, 2009, and 2008 (in thousands):

		Realized	Unrealized	Total Gain
	Income Statement Classification	Gain (Loss)	Gain (Loss)	(Loss)

2010	Cost of Goods Sold	$(323)	$274	$(49)
2009	Cost of Goods Sold	(3,158)	—	(3,158)
2008	Ethanol & Related Products	$(2,594)	—	(2,594)
2008	Cost of Goods Sold	764	(1,242)	(478)

	Balance Sheet	September 30,	September 30,
	Classification	2010	2009

Derivative financial instrument — futures contract	Current Assets	$314	$—

9.	Employee Benefit Plan

The Company sponsors a 401(k) plan for eligible employees who are at least 21 years of age. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee’s elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $257,000, $264,000, and $276,000 to the plan in the years ended September 30, 2010, 2009, and 2008, respectively.

10.	Related Party Transactions

Corn purchases from directors

The Company purchased $306,000, $525,000, and $2.1 million of corn for the operation of the Nebraska plant during the years ended September 30, 2010, 2009 and 2008, respectively, from several of the Company’s directors and entities associated with the directors.

Grain Purchases from South Dakota Wheat Growers Association (SDWG).

The Company purchased $101.8 million, $107.9 million and $131.3 million of corn from SDWG in the years ended September 30, 2010, 2009 and 2008 pursuant to a grain origination agreement. SDWG owns 5.1% of the Company’s outstanding units.

Marketing Agreements with Hawkeye Gold, LLC (Hawkeye Gold).

The Company has entered into Exclusive Ethanol Marketing Agreements with Hawkeye Gold to sell substantially all of its ethanol. Hawkeye Gold is an affiliate of Hawkeye, a 34% owner of the Company’s outstanding membership units. ABE Fairmont executed the ABE Fairmont Ethanol Agreement dated as of August 28, 2009 with Hawkeye Gold, which became effective on January 1, 2010. ABE South Dakota executed the ABE South Dakota Ethanol Agreements dated as of April 7, 2010 with Hawkeye Gold, which became effective October 1, 2010. The Ethanol Agreements require, among other things, that (1) Hawkeye Gold must use commercially reasonable efforts to submit purchase orders for, and ABE Fairmont and ABE South Dakota must sell, substantially all of the denatured fuel grade ethanol produced by ABE Fairmont and ABE South Dakota, (2) a purchase and sale of ethanol under the Ethanol Agreements must be in the form of either a direct fixed price purchase order, a direct index price purchase order, a terminal storage purchase order, a transportation swap or similar transaction that is mutually acceptable to the parties, (3) ABE Fairmont or ABE South Dakota will pay any replacement or other costs incurred by Hawkeye Gold as a result of any failure to deliver by ABE Fairmont or ABE South Dakota, respectively, and (4) with certain exceptions, ABE Fairmont and ABE South Dakota will sell substantially all of the ethanol they produce to Hawkeye Gold. The initial term of the ABE Fairmont Agreement is for two years, and provides for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. The initial terms of the ABE South Dakota Ethanol Agreements are for three years and provide for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. In addition, ABE South Dakota executed a new marketing agreement with Hawkeye Gold for distillers grains produced at the Aberdeen plants which became effective October 1, 2010. As of September 30, 2010, the total receivable balance from Hawkeye Gold was $8.4 million, and total revenues during fiscal 2010 were $146.2 million.

11.	Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2010, 2009, and 2008. Dollars in thousands, except per unit amounts:

Year Ended September 30, 2010	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter

Total revenues	$96,256	$98,741	$90,337		$95,245
Gross profit	12,128	10,542	4,144		6,571
Net income	6,154	5,106	16,474	(1)	3,487
Basic income per common unit	$0.35	$0.29	$0.88		$0.18
Diluted income per common unit	$0.35	$0.28	$0.88		$0.18

Year Ended September 30, 2009	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter

Total revenues	$98,854	$86,466		$85,457	$84,939
Gross profit (loss)	76	(320)		3,877	6,363
Net (loss)	(10,708)	(21,210	)(2)	(1,670)	(20,710	)(3)
Basic and diluted loss per common unit	$(0.90)	$(1.68)		$(0.13)	$(1.52)

Year Ended September 30, 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$52,762	$120,103	$117,745	$103,748
Gross profit (loss)	4,741	6,213	820	(6,899)
Net (loss)	(2,608)	(1,027)	(9,596)	(44,009	)(4)
Basic and diluted loss per common unit	$(0.27)	$(0.10)	$(0.97)	$(4.46)

(1)	Includes a gain on extinguishment of debt of $17,660

(2)	Includes impairment charges of $13,565

(3)	Includes impairment charges of $14,695

(4)	Includes impairment charges of $29,148

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of the officer serving as both our chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during our fourth fiscal quarter. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference is the information appearing under the headings “Election of Directors” and “Company Governance” in the Company’s proxy statement for the Company’s 2011 Annual Meeting of Members (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year ended September 30, 2010. See also Part I hereof under the heading “Item X. Executive Officers of the Registrant”.

There were no material changes to the procedures by which unitholders may recommend nominees to the board of directors since our last report.

Incorporated herein by reference is the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted this Code of Business Conduct and Ethics on the Advanced Bioenergy website at www.advancedbioenergy.com.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the heading “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Certain Beneficial Owners” in the 2011 Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the heading “Corporate Governance” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading “Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements — An index to our financial statements is located above on page 38 of this report. The financial statements appear on page 40 through page 43 of this report.

(2) Exhibits — The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2010.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer, President,
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 29, 2010.

Name	Title

/s/ Richard R. Peterson Richard R. Peterson	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

* John E. Lovegrove	Director, Chairman

* Scott A. Brittenham	Director

* Neil S. Hwang	Director

* Joshua M. Nelson	Director

* Troy L. Otte	Director

* Bruce L. Rastetter	Director

* Thomas A. Ravencroft	Director

/s/ Richard R. Peterson Richard R. Peterson, as power of attorney, where designated by *

EXHIBIT INDEX

2.1	Partnership Interest Purchase Agreement with ABE SOUTH DAKOTA Acquisition, LLC, Aventine Renewable Energy, Inc., Dakota Fuels, Inc., South Dakota Wheat Growers Association, Heartland Producers, LLC, and Heartland Grain Fuels, L.P. dated as of November 7, 2006	Incorporated by reference(1)
2.2	Partnership Interest and Stock Purchase Agreement with ABE SOUTH DAKOTA Acquisition, LLC, Heartland Grain Fuels, L.P, Heartland Producers, LLC, South Dakota Wheat Growers Association and Dakota Fuels, Inc. dated as of November 7, 2006	Incorporated by reference(2)
3.1	Certificate of Formation	Incorporated by reference(3)
3.2	Fourth Amended and Restated Operating Agreement of the Registrant, effective as of May 11, 2010	Incorporated by reference(4)
4.1	Form of Certificate of Membership Units	Incorporated by reference(5)
4.4	Warrant to Purchase Units of Advanced BioEnergy, LLC dated August 28, 2009	Incorporated by reference(6)
4.5	Voting Agreement among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC Ethanol Investment Partners, LLC South Dakota Wheat Growers Association, a South Dakota cooperative, and certain directors of the Company dated as of August 28, 2009. Registration Rights Agreement between Advanced BioEnergy, LLC and Hawkeye Energy Holdings, LLC dated as of August 28, 2009	Incorporated by reference(7)
4.6	Registration Rights Agreement between Advanced BioEnergy, LLC, and Hawkeye Energy Holdings, LLC dated as of August 28, 2009	Incorporated by reference(8)
4.7	Second Amendment to Investor Rights Agreement between Advanced BioEnergy LLC and South Dakota Wheat Growers Association dated as of August 28, 2009	Incorporated by reference(9)
4.8	First Amendment to Registration Rights Agreement between Advanced BioEnergy, LLC and Ethanol Investment Partners dated as of August 28, 2009	Incorporated by reference(10)
10.1	Promissory Note (Operating Loan) and Loan Agreement with Farm Credit Services of America, PCA dated February 13, 2006	Incorporated by reference(11)
10.2	Master Loan Agreement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(12)
10.3	Amendment to Master Loan Agreement with Farm Credit Services of America, FLCA dated April 11, 2006	Incorporated by reference(13)
10.4	Statused Revolving Credit Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(14)
10.5	Construction and Revolving Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(15)
10.6	Construction and Term Loan Supplement with Farm Credit Services of America, FLCA dated February 17, 2006	Incorporated by reference(16)
10.7	Loan and Trust Agreement with the County of Fillmore, State of Nebraska and Wells Fargo N.A. dated April 1, 2006	Incorporated by reference(17)
10.8	Promissory Note issued to the County of Fillmore, State of Nebraska dated April 27, 2006	Incorporated by reference(18)
10.9	Subordinate Deed of Trust and Construction Security Agreement with Wells Fargo Bank dated April 27, 2006	Incorporated by reference(19)
10.10	ICM License Agreement with ICM, Inc. dated March 13, 2006	Incorporated by reference(20)
10.11	Contract for Electric Service with Perennial Public Power District dated April 25, 2006	Incorporated by reference(21)

10.12	Agreement between Heartland Grain Fuels, LP and ICM, Inc. dated July 14, 2006	Incorporated by reference(22)
10.13	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006	Incorporated by reference(23)
10.14	Amended and Restated Employment Agreement with Richard Peterson dated December 11, 2007+	Incorporated by reference(24)
10.15	South Dakota Grain Fuels, L.P. Agreement of Limited Partnership dated August 27, 1991	Incorporated by reference(25)
10.16	Amendment to the Agreement of Limited Partnership of Heartland Grain Fuels, L.P. dated November 8, 2006	Incorporated by reference(26)
10.17	Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by reference(27)
10.18	Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(28)
10.19	Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(29)
10.20	Amendment to the Construction and Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(30)
10.21	Amendment to the Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC entered into as of November 20, 2006	Incorporated by reference(31)
10.22	Administrative Agency Agreement among Farm Credit Services of America, FLCA, CoBank, ACB and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by reference(32)
10.23	By-Product Marketing Agreement between Heartland Grain Fuels L.P. and Dakotaland Feeds, LLC dated February 1, 2001*	Incorporated by reference(33)
10.24	Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006*	Incorporated by reference(34)
10.25	Amendment to Grain Origination Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association	Incorporated by reference(35)
10.26	Form of Change of Control Agreement dated July , 2007 between Advanced BioEnergy, LLC and Richard Peterson+	Incorporated by reference(36)
10.27	Restricted Unit Agreement dated July 31, 2007 between Advanced BioEnergy, LLC and Peterson Holdings, Inc.+	Incorporated by reference(37)
10.28	Registration Rights Agreement with Ethanol Investment Partners, LLC dated June 25, 2007	Incorporated by reference(38)
10.29	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006, as amended	Incorporated by reference(39)
10.30	Amendment to the Master Loan Agreement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(40)
10.31	Statused Revolving Credit Supplement to the Master Loan Agreement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(41)
10.32	Amendment to the Statused Revolving Credit Supplement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(42)
10.33	Amendment to the Construction and Term Loan Supplement entered into as of October 5, 2007 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(43)

10.34	Settlement Agreement and Release between Advanced BioEnergy, LLC, certain ABE Parties described therein, Ethanol Investment Partners, LLC and Clean Energy Capital, LLC	Incorporated by reference(44)
10.35	Amendment to the Master Loan Agreement effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(45)
10.36	Statused Revolving Credit Supplement effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(46)
10.37	Revolving Credit Supplement, Letters of Credit effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(47)
10.38	Construction and Revolving Term Loan Supplement effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(48)
10.39	Construction and Term Loan Supplement effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(49)
10.40	Amendment to the Master Loan Agreement effective as of May 12, 2009 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(50)
10.41	Amendment to the Construction and Term Loan Supplement effective as of May 12, 2009 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(51)
10.42	Subscription Agreement dated as of August 21, 2009 between Advanced BioEnergy, LLC and Hawkeye Holding, LLC	Incorporated by reference(52)
10.43	Side Letter dated as of August 21, 2009 executed by Advanced BioEnergy, LLC in favor of Hawkeye Energy Holdings, LLC	Incorporated by reference(53)
10.44	Exclusive Ethanol Marketing Agreement by and among Hawkeye Gold, LLC and ABE Fairmont, LLC dated as of August 28, 2009	Incorporated by reference(54)
10.45	Form of Director Indemnification Agreement	Incorporated by reference(55)
10.46	Lock-Up and Voting Agreement dated as of March 31, 2010 (effective as of April 7, 2010) among Marshall Financial Group, LLC, Banco Santander, S.A., New York Branch, Farm Credit Bank of Texas, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, KEB NY Financial Corp., Nordkap Bank AG, WestLB AG, New York Branch, Heartland Grain Fuels, L.P., Advanced BioEnergy, LLC and Oppenheimer Rochester National Municipals	Incorporated by reference(56)
10.47	Backstop Commitment Agreement dated as of April 7, 2010 between Advanced BioEnergy, LLC and Hawkeye Company Holdings, LLC	Incorporated by reference(57)
10.48	Exclusive Ethanol Marketing Agreement (Aberdeen, South Dakota plant) dated as of April 7, 2010 between Hawkeye Gold, LLC and Heartland Grain Fuels, L.P.	Incorporated by reference(58)
10.49	Exclusive Ethanol Marketing Agreement (Huron, South Dakota plant) dated as of April 7, 2010 between Hawkeye Gold, LLC and Heartland Grain Fuels, L.P.	Incorporated by reference(59)
10.50	Distillers Grains Marketing Agreement (Aberdeen, South Dakota plant) dated as of April 7, 2010 between Hawkeye Gold, LLC and Heartland Grain Fuels, L.P.	Incorporated by reference(60)
10.51	Amendment No. 1 to Voting Agreement dated as of April 7, 2010 among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC, Ethanol Investment Partners, LLC, Ethanol Capital Partners, Series R, LP, Ethanol Capital Partners, Series T, LP, Tennessee Ethanol Partners, LP, South Dakota Wheat Growers Association and the directors of Advanced BioEnergy, LLC party thereto	Incorporated by reference(61)

10.52	Restructuring Agreement dated as of June 16, 2010 among Advanced BioEnergy, LLC, ABE Heartland, LLC, ABE South Dakota, LLC, Dakota Fuels, Inc., the lenders referred to therein, WestLB AG, New York Branch, as Administrative Agent and Collateral Agent, Wells Fargo Bank, National Association, as Trustee of the Brown County, South Dakota Subordinate Solid Waste Facilities Revenue Bonds (Heartland Grain Fuels, L.P. Ethanol Plant Project) Series 2007A, Oppenheimer Rochester National Municipals, as the sole bondholder, and Brown County, South Dakota, as issuer of the subordinated bonds	Incorporated by reference(62)
10.53	Amended and Restated Senior Credit Agreement dated as of June 16, 2010 among ABE South Dakota, LLC, the lenders referred to therein and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent	Incorporated by reference(63)
10.54	Amended and Restated Accounts Agreement dated as of June 16, 2010 among ABE South Dakota, LLC, Amarillo National Bank, as the Accounts Bank and Securities Intermediary and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent	Incorporated by reference(64)
21	List of Subsidiaries of the Registrant	Filed herewith
24	Powers of Attorney	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed herewith
32	Section 1350 Certifications	Filed herewith

*	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.

+	Management compensatory plan/arrangement.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(2)	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(3)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September May 13, 2010 (File No. 000-52421).

(5)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(6)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(7)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(8)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(9)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(10)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(11)	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(12)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(13)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(14)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(15)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(16)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(17)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2 filed on September 13, 2006 (File No. 333-137299).

(18)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(19)	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(20)	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(21)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).

(22)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).

(23)	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB, filed on December 29, 2006 (File No. 333-125335).

(24)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).

(25)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2007 (File No. 000-52421).

(26)	Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).

(27)	Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).

(28)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(29)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(30)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(31)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(32)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).

(33)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-125335).

(34)	Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299).

(35)	Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299).

(36)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007 (File No. 000-52421).

(37)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2007 (File No. 000-52421).

(38)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2007 (File No. 000-52421).

(39)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(40)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).

(41)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(42)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(43)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(44)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2007 (File No. 000-52421).

(45)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 000-52421).

(46)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(47)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(48)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(49)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(50)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).

(51)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2009 (File No. 000-52421).

(52)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009 (File No. 000-52421).

(53)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009 (File No. 000-52421).

(54)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(55)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2010 (File No. 000-52421).

(56)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).

(57)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).

(58)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).

(59)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).

(60)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).

(61)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).

(62)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010 (File No. 000-52421).

(63)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010 (File No. 000-52421).

(64)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010 (File No. 000-52421).