Form 10-Q
period 2010-12-31
Advanced BioEnergy, LLC
filed 2011-02-11
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52421
ADVANCED BIOENERGY, LLC
(Exact name of Registrant as Specified in its Charter)

Delaware	20-2281511
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8000 Norman Center Drive, Suite 610
Bloomington, Minnesota 55437
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

As of February 10, 2011, the number of outstanding units was 24,714,180.

ADVANCED BIOENERGY, LLC
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,	September 30,
	2010	2010
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$21,341	$22,772
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $255 at December 31, 2010 and September 30, 2010, respectively	9,786	13,519
Other receivables	1,492	1,543
Due from broker	657	252
Derivative financial instruments	-	314
Inventories	21,574	14,102
Prepaid expenses	2,177	2,666
Current portion of restricted cash	3,276	4,169

Total current assets	60,303	59,337

Property and equipment, net	177,028	181,701
Other assets:
Restricted cash	2,735	3,145
Other assets	2,014	2,014

Total assets	$242,080	$246,197

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$7,058	$4,337
Accrued expenses	5,763	5,818
Current portion of long-term debt (stated principal amount of $14,215 and $19,199 at December 31, 2010 and September 30, 2010, respectively)	15,060	20,045

Total current liabilities	27,881	30,200

Other liabilities	499	628
Deferred income	4,712	4,881
Long-term debt (stated principal amount of $132,738 and $137,203 at December 31, 2010 and September 30, 2010, respectively)	141,992	146,670

Total liabilities	$175,084	$182,379

Members’ equity
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,211	171,200
Accumulated deficit	(104,215)	(107,382)

Total members’ equity	66,996	63,818

Total liabilities and members’ equity	$242,080	$246,197

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per unit data)
(Unaudited)

	Quarter Ended
	December 31,	December 31,
	2010	2009

Net sales
Ethanol and related products	$116,266	$96,006
Other	250	250

Total net sales	116,516	96,256
Cost of goods sold	110,414	84,128

Gross profit	6,102	12,128
Selling, general and administrative	2,063	2,097

Operating income	4,039	10,031
Other income (expense)	100	(9)
Interest income	24	41
Interest expense	(996)	(3,909)

Net income	$3,167	$6,154

Basic & diluted weighted average units outstanding	24,714,180	17,673,982
Income per unit - basic and diluted	$0.13	$0.35

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
For the Quarter Ended December 31, 2010
(Dollars in thousands)
(Unaudited)

	Member	Member	Accumulated
	Units	Capital	Deficit	Total

MEMBERS’ EQUITY - September 30, 2010	24,714,180	$171,200	$(107,382)	$63,818
Unit compensation expense	-	11	-	11
Net income	-	-	3,167	3,167

MEMBERS’ EQUITY - December 31, 2010	24,714,180	$171,211	$(104,215)	$66,996

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Quarter Ended
	December 31,	December 31,
	2010	2009

Cash flows from operating activities:
Net income	$3,167	$6,154
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	5,609	5,338
Amortization of deferred financing costs	-	33
Amortization of deferred revenue	(169)	(168)
Idle lease liability reduction	(95)	(95)
Amortization of debt discount	-	263
Amortization of additional carrying value	(214)	-
Unit compensation expense	11	11
Loss on disposal of assets	5	-
Unrealized (gain) on derivative financial instruments	(34)	-
Change in risk management activities	314	(614)
Change in working capital components:
Receivables	3,379	(3,507)
Inventories	(7,472)	(2,980)
Prepaid expenses	489	(711)
Accounts payable	2,721	(714)
Accrued expenses	(55)	2,057

Net cash provided by operating activities	7,656	5,067

Cash flows from investing activities:
Purchase of property and equipment	(941)	(372)
Decrease in restricted cash	1,303	5,743

Net cash provided by investing activities	362	5,371

Cash flows from financing activities:
Payments on debt	(9,449)	(8,648)
Proceeds from issuance of membership units and subscribed units	-	1,254
Repurchase of units	-	(3)

Net cash (used in) financing activities	(9,449)	(7,397)

Net (decrease) increase in cash and cash equivalents	(1,431)	3,041
Beginning cash and cash equivalents	22,772	26,367

Ending cash and cash equivalents	$21,341	$29,408

Supplemental disclosure of non cash transactions
Warrant obligation recognized as a liability	$-	$489
Other receivable offset against equipment	-	1,100
Accrued interest at HGF transferred to debt	-	2,516
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,162	$1,256

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Unaudited)

1.	Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (the “Company”) and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The financial information as of December 31, 2010 and the results of operations for the quarter ended December 31, 2010 are not necessarily indicative of the results for the fiscal year ending September 30, 2011.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company’s restricted cash includes cash held for debt service under the terms of its debt agreements.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value utilized to measure fair value (amounts in thousands):

At December 31, 2010	Total	Level 1	Level 2	Level 3

Liabilities - Warrant Derivative	$440	$-	$-	$440
At September 30, 2010
Assets - Derivative Financial Instruments	$314	$314	$-	$-
Liabilities - Warrant Derivative	474	-	-	474

The stock warrants issued contain a strike price adjustment feature. The Company calculated the fair value of the warrants using the Black-Scholes valuation model. During the three months ended December 31, 2010 and 2009, the Company recognized an unrealized gain of $34,000 and $1,000, respectively, related to the change in the fair value of the warrant derivative liability.

The assumptions used in the Black-Scholes valuation model were as follows:

	December 31,	September 30,
	2010	2010

Market value(1)	$1.50	$1.50
Exercise price	$1.50	$1.50
Expected volatility	109.86%	117.08%
Expected life (years)	1.88	2.00
Risk-free interest rate	0.625%	0.375%
Forfeiture rate	-	-
Dividend rate	-	-

(1)	Market value based on recent unit transactions.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three months ended December 31, 2010 (amounts in thousands):

Balance of warrant derivative as of October 1, 2010	$474
Unrealized gain related to the change in fair value	(34)

Balance as of December 31, 2010	$440

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

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. At all of the Company’s plants, revenue is recognized upon the release of the product for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers, which generally occurs at the time of shipment. Co-products and related products are generally shipped free on board (“FOB”) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

Income Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Unvested units are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted income per unit as their effect would be anti-dilutive. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended
	December 31,
	2010	2009

Numerator:
Net income for basic earnings per share	$3,167	$6,154
Gain in fair value of warrant derivative liability	(34)	(1)

Net income for diluted earnings per share	3,133	6,153

Denominator:
Basic and diluted common shares outstanding	24,714	17,674
Earnings per share basic	$0.13	$0.35

Earnings per share diluted	$0.13	$0.35

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

Contingencies

In June 2009, the Company’s former director and chairman of the board and former chief executive officer, filed a demand for arbitration with the American Arbitration Association alleging that the Company breached its employment agreement with him and defamed him when it terminated his employment in January 2009. This individual is seeking additional compensation, including but not limited to two years of compensation and benefits. As of December 31, 2010 the Company has not recorded a liability for payment of a potential settlement that could result from these proceedings.

2.	Inventories

A summary of inventories is as follows (in thousands):

	December 31,	September 30,
	2010	2010

Corn	$4,002	$3,127
Chemicals	1,168	1,107
Work in process	2,705	2,104
Ethanol	11,115	5,427
Distillers grain	553	419
Supplies and parts	2,031	1,918

Total	$21,574	$14,102

3.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31,	September 30,
	2010	2010

Land	$3,999	$3,962
Buildings	21,341	21,341
Process equipment	216,319	215,962
Office equipment	1,401	1,356
Construction in process	708	234

	243,768	242,855
Accumulated depreciation	$(66,740)	$(61,154)

Property and equipment, net	$177,028	$181,701

4.	Debt

A summary of debt is as follows (in thousands, except percentages):

	December 31,
	2010	December 31,	September 30,
	Interest Rate	2010	2010

ABE Fairmont:
Senior credit facility - variable	3.67%	$37,466	$45,050
Senior credit facility - fixed	7.53%	20,000	20,000
Seasonal line	3.35%	-	-
Subordinate exempt facilities bonds - fixed	6.75%	6,185	7,000

		63,651	72,050
ABE South Dakota:
Senior debt principal - variable	1.80%	80,302	81,352
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	10,099	10,313

		93,401	94,665

Total outstanding		$157,052	$166,715

Additional carrying value of restructured debt	N/A	(10,099)	(10,313)

Stated principal		$146,953	$156,402

The estimated maturities of debt at December 31, is as follows (in thousands):

		Amortization of
		Additional Carrying
	Stated	Value of
	Principal	Restructured Debt	Total

2011	$14,215	$845	$15,060
2012	14,215	1,421	15,636
2013	14,215	2,277	16,492
2014	10,081	2,528	12,609
2015	13,815	2,435	16,250
Thereafter	80,412	593	81,005

Total debt	$146,953	$10,099	$157,052

Senior Credit Facility for the Fairmont Plant

ABE Fairmont has a senior credit facility with Farm Credit consisting of a term loan (“term loan A”), and a revolving term loan, known as term loan B. Farm Credit also extended a $6.0 million revolving seasonal line for financing eligible grain inventory, which expires on April 1, 2011. The Company plans to review the need for this seasonal line prior to its expiration to determine whether it should be extended. ABE Fairmont also has a $2.0 million revolving credit facility for financing third-party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease, reducing the financing available from the $2.0 million revolving credit facility by $911,000 as of December 31, 2010.

At December 31, 2010, ABE Fairmont had $32.5 million outstanding on term loan A. ABE Fairmont must make quarterly principal installments of $2.6 million through November 2013, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance in February 2014. For each fiscal year ending through September 30, 2012, ABE Fairmont is required to pay an additional amount equal to the lesser of

$8.0 million or 75% of its free cash flow, which was approximately $5.0 million for the fiscal year ending September 30, 2010. This cash sweep payment was made in December 2010.

At December 31, 2010, ABE Fairmont had $25.0 million outstanding on the revolving term loan B (“term loan B”). On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of revolving term loan B in $5.0 million semi-annual principal payments.

ABE Fairmont pays interest monthly at an annualized interest rate of 7.53% on $20.0 million and a variable rate comprised of the 30-day LIBOR plus a fixed rate of 3.40% on the remaining outstanding debt.

ABE Fairmont’s senior credit facility is secured by a first mortgage on all of ABE Fairmont’s real estate and a lien on all of ABE Fairmont’s personal property. The agreement contains financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations.

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant

ABE Fairmont has $6.2 million of subordinate exempt facilities revenue bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan agreement is collateralized by the Fairmont plant assets. ABE Fairmont’s repayment of the loan and the security for the loan are subordinate to its senior credit facility. The loan requires semi-annual interest payments. The Company made its first principal payment of $815,000 in December 2010, and will continue to make this payment annually through December 2016, with the remainder due in December 2017.

Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “Senior Credit Agreement”) effective as of June 18, 2010, which was accounted for under troubled debt restructuring rules. The Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan in an aggregate principal amount equal to $84.4 million. The interest accrued on outstanding term and working capital loans under the existing credit agreement was reduced to zero. ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lenders due at the earlier of March 31, 2016 or the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as a long-term, non-interest bearing debt on its consolidated balance sheets. See Effect of Restructuring below.

The principal amount of the term loan facility is payable in equal quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar loans. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 0.50% increasing to 3.0% on June 16, 2013. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 1.5% increasing to 3.0% on June 16, 2012, and 4.0% beginning on June 16, 2013 and thereafter. Each loan can be entered for one, two, three or six month maturities.

Since the future maximum undiscounted cash payments on the Senior Credit Agreement (including principal, interest and the restructuring fee) exceed the adjusted carrying value, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms will be accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring which will result in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is approximately 0.37% over the Three-Month LIBOR (0.67% at December 31, 2010).

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

5.	Major Customers

The Company has entered into Exclusive Ethanol Marketing Agreements with Hawkeye Gold, LLC to sell substantially all of its ethanol. Prior to January 2011, Hawkeye Gold was an affiliate of Hawkeye Energy Holdings, LLC, a 34% owner of the Company’s membership units. ABE Fairmont executed an Exclusive Ethanol Marketing Agreement dated as of August 28, 2009 with Hawkeye Gold (the “ABE Fairmont Ethanol Agreement”), which became effective on January 1, 2010. Prior to that time, ABE Fairmont’s ethanol was marketed by Gavilon. ABE South Dakota executed Exclusive Ethanol Marketing Agreements dated as of April 7, 2010 with Hawkeye Gold (the “ABE South Dakota Ethanol Agreements”, and together with the ABE Fairmont Ethanol Agreement, the “Ethanol Agreements”), which became effective October 1, 2010. Prior to October 1, 2010, ABE South Dakota’s ethanol was marketed by Gavilon. The Ethanol Agreements require, among other things, that (1) Hawkeye Gold must use commercially reasonable efforts to submit purchase orders for, and ABE Fairmont and ABE South Dakota must sell, substantially all of the denatured fuel grade ethanol produced by ABE Fairmont and ABE South Dakota, (2) a purchase and sale of ethanol under the Ethanol Agreements must be in the form of either a direct fixed price purchase order, a direct index price purchase order, a terminal storage purchase order, a transportation swap or similar transaction that is mutually acceptable to the parties, (3) ABE Fairmont or ABE South Dakota will pay any replacement or other costs incurred by Hawkeye Gold as a result of any failure to deliver by ABE Fairmont or ABE South Dakota, respectively, and (4) with certain exceptions, ABE Fairmont and ABE South Dakota will sell substantially all of the ethanol they produce to Hawkeye Gold. The initial term of the ABE Fairmont Agreement is for two years, and provides for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. The initial terms of the ABE South Dakota Ethanol Agreements are for three years and provide for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

ABE Fairmont is currently self-marketing the distillers grains it produces. ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of distillers grains produced at the ABE South Dakota Huron plant to third parties for an agreed upon commission. We currently have an agreement with Hawkeye Gold to market the distillers grains produced at the ABE South Dakota Aberdeen plants. The initial term of this agreement is for three years and provides for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	December 31,	December 31,
	2010	2009

Hawkeye Gold - Ethanol and Distiller Grains
Three month revenues	$97,913	$-
Receivable balance	6,806	-
Gavilon - Ethanol
Three month revenues	$-	$81,188
Receivable balance	-	10,158
Dakotaland - ABESouth Dakota Distillers Grains
Three month revenues	$2,838	$6,079
Receivable balance	519	586

6.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains, with forward purchase and sales contracts to reduce volatility in future operating margins. In addition to entering into contracts to purchase 14.8 million bushels of corn and sell 11.1 million gallons of ethanol in which the futures price was not locked, the Company had entered into the following fixed price forward contracts at December 31, 2010 (in thousands):

		Quantity	Amount	Period Covered

Corn	Purchase Contracts	2,026 bushels	$10,463	September 2011
Ethanol	Sale Contracts	13,810 gallons	30,701	January 2011
Distillers grains	Sale Contracts	94 tons	14,326	March 2011

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

When forward contracts are not available at competitive rates, the Company may engage in hedging activities using exchange traded futures contracts, OTC futures options or OTC swap agreements. Changes in market price of ethanol related hedging activities are reflected in revenues and changes in market price of corn related items are reflected in cost of goods sold. The following table represents the approximate amount of realized and unrealized gains and changes in fair value recognized in earnings on commodity contracts for the quarters ended December 31, 2010 and 2009, and the fair value of futures contracts as of December 31, 2010 and September 30, 2010 (in thousands):

	Income Statement	Realized	Unrealized	Total
	Classification	Gain	Gain	Gain

Three months ending December 31, 2010	Cost of Goods Sold	$90	$-	$90
Three months ending December 31, 2009	Cost of Goods Sold	56	614	670

	Balance Sheet	December 31,	September 30,
	Classification	2010	2010

Derivative financial instrument - futures contract	Current Assets	$-	$314

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2010. These risks and uncertainties include, but are not limited to, the following:

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	margins can be volatile and can evaporate, which may impact our liability to meet current obligations and debt service requirements at our operating entities;

•	our hedging transactions and mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current governmental mandated tariffs, credits and standards may be reduced or eliminated and legislative acts taken by state governments such as California, related to low carbon fuels that include the effects caused by indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our facilities may experience technical difficulties and not produce the gallons of ethanol as expected and insurance proceeds may not be adequate to cover production disruptions; and

•	our units are subject to a number of transfer restrictions and no public market exists for our units and none is expected to develop.

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

To execute our business plan, we entered into financial arrangements to build and operate ethanol production facilities in Fairmont, Nebraska. Separately, we acquired ABE South Dakota in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our Fairmont, Nebraska plant began in June 2006, and operations commenced at the plant in November 2007. Construction of our new facility in Aberdeen, South Dakota began in April 2007, and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont, which owns and operates the Fairmont, Nebraska plant and ABE South Dakota, which owns and operates plants in Aberdeen and Huron, South Dakota.

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

Corn mash left over from distillation is pumped into a centrifuge for dewatering. The liquid from the centrifuge, known as thin stillage, is then pumped from the centrifuges to an evaporator, where it is dried into thick syrup. The solids that exit the centrifuge, known as the wet cake, are conveyed to the dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process produces distillers grains with solubles, which is used as a high-protein/fat animal-feed supplement. Dry-mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains; modified wet distillers grains with solubles, known as modified distillers grains; and dry distillers grains with solubles, known as dry distillers grains. Wet and modified distillers grains have been dried to approximately 67% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

FACILITIES

The table below provides a summary of our ethanol plants in operation as of December 31, 2010:

		Estimated
	Estimated	Annual	Estimated
	Annual	Distillers	Annual
	Ethanol	Grains	Corn	Primary
Location	Production	Production(1)	Processed	Energy Source	Builder
	(Million gallons)	(Tons)	(Million bushels)

Fairmont, NE	110	334,000	39.3	Natural Gas	Fagen
Aberdeen, SD(2)	9	27,000	3.2	Natural Gas	Broin
Aberdeen, SD(2)	44	134,000	15.7	Natural Gas	ICM
Huron, SD	32	97,000	11.4	Natural Gas	ICM

Consolidated	195	592,000	69.6

(1)	Our plants produce and sell wet, modified wet and dried distillers grains. The stated quantities are on a fully dried basis operating at nameplate capacity.

(2)	Our plant at Aberdeen consists of two separate production facilities which operate on a separate basis. Accordingly, we report and track production from our Aberdeen facilities separately.

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

ABE Fairmont entered into a new marketing agreement with Hawkeye Gold, which became effective on January 1, 2010. Prior to January 2011, Hawkeye Gold was an affiliate of Hawkeye Energy Holdings, LLC, a 34% owner of the Company’s membership units. The marketing agreement with Hawkeye Gold requires, among other things, that Hawkeye Gold must use commercially reasonable efforts to submit purchase orders for, and ABE Fairmont must sell, substantially all of the denatured fuel-grade ethanol produced by ABE Fairmont. The initial term of the agreement is for two years and provides for automatic renewal for successive 18-month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

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

Sales of distillers grains have represented 16.0% and 14.3% of our revenues for the quarters ended December 31, 2010 and 2009, respectively. When the plants are operating at capacity they produce approximately 592,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn. Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains, modified wet distillers grains with solubles, known as modified distillers grains, and dry distillers grains with solubles. Modified distillers grains have been dried to approximately 50% moisture, have a slightly longer shelf life than wet of approximately 10 days, and are often sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

Plan of Operations Through December 31, 2011

Over the next year we will continue our focus on operational improvements at each of our operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and maximizing production output at each of our plants. We will also have a continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies. We are also improving the rail facilities at the Huron plant location, and evaluating adding corn oil extraction technology to one or more of our facilities.

RESULTS OF OPERATIONS

Quarter Ended December 31, 2010 Compared to Quarter Ended December 31, 2009

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended December 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost

Ethanol (gallons)	48,723	$1.99	49,651	$1.66
Dried distillers grains (tons)	121	121.57	115	92.72
Wet/modified distillers grains (tons)	79	49.17	88	35.67
Corn (bushels)	18,311	$4.62	17,998	$3.47
Gas (mmbtus)	1,406	4.12	1,377	4.48

Net Sales

Net sales for quarter ended December 31, 2010 were $116.5 million compared to $96.3 million for the quarter ended December 31, 2009, an increase of $20.2 million or 21.0%. The increase in revenues was due to an increase in average prices of ethanol and distillers grains of 19.9% and 31.1%, respectively. Ethanol prices rose due to an increased demand and general overall motor fuel price increases and commodity inflation. During the fiscal quarters ending December 31, 2010 and 2009, 84.0% and 85.4%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains.

Cost of Goods Sold

Costs of goods sold for the quarter ending December 31, 2010 were $110.4 million, compared to $84.1 million for the quarter ending December 31, 2009, an increase of $26.3 million or 31.3%. Costs of goods sold included a corn related hedging gain of $0.1 million in the quarter ended December 31, 2010 and a hedging gain of $0.7 million in the quarter ended December 31, 2009. Corn costs represented 73.5% and 74.2% of cost of sales for the fiscal quarters ending December 31, 2010 and 2009. Physically delivered corn costs increased 33.1% to $4.62 per bushel in the quarter ending December 31, 2010 from $3.47 per bushel for the quarter ending December 31, 2009. The increase in corn cost per bushel was due primarily to the corn crop not being as favorable as the prior year, commodity inflation world-wide, and generally less corn available. Natural gas costs represented 5.3% and 7.3% of cost of sales for the fiscal quarters ending December 31, 2010 and 2009. Our average gas prices decreased to $4.12 per mmbtu in the quarter ending December 31, 2010 from $4.48 per mmbtu in the quarter ending December 31, 2009.

Gross Profit

Our gross profit for the quarter ending December 31, 2010 was $6.1 million, compared to gross profit of $12.1 million for the quarter ending December 31, 2009. The decrease in gross profit was primarily due to a reduction in the crush margin. We define the crush margin as the price of ethanol per gallon less the costs of corn and natural gas on a per gallon basis. Compared to the quarter ending December 31, 2009, crush margins for the quarter ending December 31, 2010 decreased, as corn prices increased more than ethanol prices on a per gallon basis.

Selling, General, and Administrative Expenses

As a percentage of sales, selling, general and administrative expenses have declined to 1.8% for the quarter ended December 31, 2010 compared to 2.2% for the quarter ended December 31, 2009. Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees as well as certain non-recurring charges. For the quarter ending December 31, 2010, selling, general and administrative expenses were $2.06 million, of which $0.49 million was non-recurring legal expense related to the arbitration proceedings. Selling, general and administrative expenses were $2.10 million for the quarter ending December 31, 2009, of which $0.45 million was non-recurring expense related to the South Dakota debt restructuring and $0.02 million was non-recurring legal expense related to the arbitration proceedings. Excluding non-recurring items, selling, general, and administrative expenses were $1.57 million, or 1.3% of sales, for the quarter ending December 31, 2010, and $1.63 million, or 1.7% of sales, for the quarter ending December 31, 2009.

Interest Expense

Interest expense for the quarter ending December 31, 2010 was $1.0 million, compared to $3.9 million for the quarter ended December 31, 2009, a decrease of $2.9 million. The decrease in interest expense is a result of the overall reduction in principal and a reduction in interest rates on ABE South Dakota’s debt. For the quarter ended December 31, 2009, the total principal outstanding was $204.9 million, decreasing to $147.0 million of stated principal for the quarter ended December 31, 2010. The reduction in principal was a result of the debt restructuring that occurred in June 2010, repayment of a note issued to PJC Capital, LLC, and scheduled principal payments. The interest rates on the senior credit facility for ABE South Dakota decreased from a default rate of 8.50% at December 31, 2009 to a variable rate of 1.80% at December 31, 2010. The interest expense at December 31, 2010 also reflects a reduction in interest expense resulting from the amortization of additional carrying amount which resulted from the debt restructuring.

TRENDS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards, as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association, as of January, 2011 the estimated ethanol production capacity in the United States is 13.5 million gallons per year with an additional 0.6 million gallons under construction or expansion. The demand for ethanol is impacted by what is commonly referred to as the “blend wall”, which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall impacts the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 140 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall can be assumed at approximately 14 billion gallons of ethanol per year.

In an attempt to increase the blend wall, Growth Energy, an ethanol industry trade organization, requested a waiver from the U.S. Environmental Protection Agency (EPA) to allow blending of ethanol at a 15 percent blend rate. In October of 2010, the EPA made a decision to allow the use of E15 blends in 2007 and newer vehicles. On January 21, 2011, the EPA announced E15 blends to be safe for use in all cars and pickups built in 2001 and later. However, we do not yet know what the impact of this decision will be on ethanol demand, as there are still labeling issues, additional testing, and some regulatory issues that must be addressed prior to widespread market use of the E15 blend.

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

We focus on managing margins based on margin projections that monitor market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is to lock in positive margins whenever possible relative to current market conditions as opposed to reacting to movements in underlying commodity prices.

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

The ethanol industry and our business depend upon continuation of the federal and state ethanol supports such as the RFS, the Volumetric Ethanol Excise Tax Credit (“VEETC”) and import tariffs. We believe the ethanol industry expanded due to these federal mandates, policies, and incentives. These government mandates and incentives have supported a market for ethanol that might disappear without these programs. Alternatively, the government mandates and incentives may be continued at lower levels than those at which they currently exist. The elimination or reduction of the federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income. In addition, state regulatory activity may also negatively impact the consumption of corn-based ethanol in certain domestic markets, such as California, due to low carbon fuel standards that take into consideration the effects caused by indirect land use.

The Renewable Fuels Standard

The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. In 2011, the RFS2 requires that refiners and importers blend renewable fuels totaling at least 8.01% of total fuel volume, or approximately 13.95 billion gallons, of which 12.60 million gallons can be derived from corn-based ethanol. The RFS2 requirement will increase incrementally over the next several years to a renewable fuel requirement of 36.0 billion gallons, or approximately 11% of the anticipated gasoline and diesel consumption, by 2022. The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

		Cellulosic			RFS Requirement
	Total Renewable	Ethanol	Biodiesel		That Can Be Met
	Fuel	Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol

2011	13.95	0.25	0.80	1.35	12.60
2012	15.20	0.50	1.00	2.00	13.20
2013	16.55	1.00	-	2.75	13.80
2014	18.15	1.75	-	3.75	14.40
2015	20.50	3.00	-	5.50	15.00
2016	22.25	4.25	-	7.25	15.00
2017	24.00	5.50	-	9.00	15.00
2018	26.00	7.00	-	11.00	15.00
2019	28.00	8.50	-	13.00	15.00
2020	30.00	10.50	-	15.00	15.00
2021	33.00	13.50	-	18.00	15.00
2022	36.00	16.00	-	21.00	15.00

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

Blending Incentives

The VEETC, often commonly referred to as the “blender’s credit”, was created by the American Jobs Creation Act of 2004. This credit allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. To ensure the blender’s credit spurs growth in domestic production, federal policy has insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. Both the VEETC and the tariff were set to expire on December 31, 2010, but were extended for one year as part of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010” signed into law by President Obama on December 17, 2010.

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

Chinese Anti-Dumping Investigation

On December 28, 2010, the Chinese government announced a one year investigation into the potential violation of anti-dumping laws regarding imported dried distillers grains originating in the United States. The allegation is that the recent surge in imports of U.S. dried distillers grains is undercutting sales of domestically produced dried distillers grains and that U.S. dried distillers grains are being sold at a price lower than the fair market value. If the Chinese Government finds evidence of dumping upon conclusion of the investigation on December. 28, 2011, a final determination may include the imposition of punitive tariffs on U.S. imports of DDGS to China. Punitive tariffs, if applied, will be significantly higher, as much as 50 percent, for non-cooperating parties. Although the Company does not sell distillers grains directly into China, some of our distillers grains are sold into China through third parties. The Company has chosen to cooperate with the Chinese government’s investigation, but at this time we are uncertain as to the impact this may have on our business.

COMPETITION

Ethanol

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of December 2010, current U.S. ethanol production capacity is approximately 13.8 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of December 2010, Nebraska had 27 ethanol plants producing an aggregate of 1.8 billion gallons of ethanol per year, and South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, including our plants.

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

Distillers Grains

We compete with other ethanol producers in the sales of distillers grains, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 78.7% of our distillers grain revenues are derived from the sale of dried distillers grains, which has an indefinite shelf life and can be transported by truck or rail, 5.4% as modified and 15.9% as wet, which have a shorter shelf life and are typically sold in local markets.

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

Advanced BioEnergy, LLC

ABE had cash and cash equivalents of $0.6 million on hand at December 31, 2010. ABE does not have any debt outstanding as of December 31, 2010. ABE does not expect to make any distributions to its unit holders in the next 12 months. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE Fairmont and ABE South Dakota for services provided in connection with operating the ethanol plants. The primary management services provided include risk management, accounting and finance, human resources and other general management related responsibilities. From time to time ABE may also receive certain allowable distributions from ABE Fairmont and ABE South Dakota based on the terms and conditions in their respective senior credit agreements. In January 2011, ABE received a distribution from ABE Fairmont of $4.7 million based on the fiscal 2010 financial results of ABE Fairmont. This distribution was subject to ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of its senior secured credit agreement. ABE is not expecting any distribution from ABE South Dakota.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $13.4 million and restricted cash of $1.4 million on hand at December 31, 2010. The restricted cash is held in escrow for future debt service payments. As of December 31, 2010, ABE Fairmont had total debt outstanding of $63.7 million consisting of $57.5 million in senior secured credit and $6.2 million of subordinate exempt-facilities revenue bonds. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest payments on its outstanding subordinate exempt revenue bonds. ABE Fairmont is required to make quarterly principal payments of $2.6 million on its senior secured credit. The first principal payment of $815,000 on the subordinate exempt facilities revenue bonds was made in December 2010.

ABE Fairmont is allowed to make cash distributions to ABE if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principles and other terms contained in its senior secured credit agreement. The distribution is subject to the completion of ABE Fairmont’s annual financial statement audit and ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. The annual distribution based on ABE Fairmont fiscal 2010 financial results, which had not been made to ABE as of December 31, 2010, is $4.7 million. The distribution was made at the end of January 2011.

ABE Fairmont’s senior secured credit agreement also requires an annual cash sweep subject to a free cash flow calculation, as defined in its senior secured credit agreement. The cash sweep requires that, for each fiscal year ending in 2010 through 2012, ABE Fairmont must make a payment equal to the lesser of $8.0 million or 75% of its free cash flow after distributions, not to exceed $16.0 million in the aggregate for all of the free cash flow payments. Based on fiscal 2010 financial results, ABE Fairmont made a cash sweep payment of $5.0 million in December

2010. Cash sweep payments are subject to compliance with all loan covenants and terms and conditions of the senior secured credit agreement.

We believe ABE Fairmont has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months. In addition to the cash on hand, ABE Fairmont has a $6.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires on April 1, 2011. The Company plans to review the need for this seasonal line prior to its expiration to determine whether it should be extended. ABE Fairmont had $6.0 million available on the revolving credit facility as of December 31, 2010. ABE Fairmont also has a $2.0 million revolving credit facility for financing third-party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease, reducing the financing available from the $2.0 million revolving credit facility by $911,000 as of December 31, 2010.

ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in compliance with all covenants at December 31, 2010.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $7.4 million and $4.7 million of restricted cash on hand at December 31, 2010. The restricted cash consists of $3.0 million for a debt service payment reserve, $1.6 million for the construction of certain rail infrastructure at its Huron, South Dakota ethanol facility, and $0.1 million in an account for maintenance capital expenditures. As of December 31, 2010, ABE South Dakota had interest bearing term debt outstanding of $80.3 million.

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

The Senior Credit Agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the Senior Credit Agreement. The Senior Credit Agreement contains customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control. ABE South Dakota was in compliance with all covenants at December 31, 2010.

We believe ABE South Dakota has sufficient financial resources available to fund current operations, make debt service payments and fund capital expenditure requirements, including the $1.6 million remaining for the rail infrastructure project at Huron, over the next 12 months.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	December 31,
	2010	December 31,	September 30,
	Interest Rate	2010	2010

ABEFairmont:
Senior credit facility - variable	3.67%	$37,466	$45,050
Senior credit facility - fixed	7.53%	20,000	20,000
Seasonal line	3.35%	-	-
Subordinate exempt facilities bonds - fixed	6.75%	6,185	7,000

		63,651	72,050
ABESouth Dakota:
Senior debt principal - variable	1.80%	80,302	81,352
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	10,099	10,313

		93,401	94,665

Total outstanding		$157,052	$166,715

Additional carrying value of restructured debt	N/A	(10,099)	(10,313)

Stated principal		$146,953	$156,402

The estimated maturities of debt at December 31, is as follows (in thousands):

		Amortization of
		Additional Carrying
	Stated	Value of
	Principal	Restructured Debt	Total

2011	$14,215	$845	$15,060
2012	14,215	1,421	15,636
2013	14,215	2,277	16,492
2014	10,081	2,528	12,609
2015	13,815	2,435	16,250
Thereafter	80,412	593	81,005

Total debt	$146,953	$10,099	$157,052

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

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, interest rate swaps, derivative financial instruments, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont and ABE South Dakota approximate fair value. The fair value of all other financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

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

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. At all of the Company’s plants, revenue is recognized upon the release of the product for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers, which generally occurs at the time of shipment. Co-products and related products are generally shipped free on board (“FOB”) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. As of December 31, 2010, we have received approximately $3.2 million in refunds under the Nebraska Advantage Act. We anticipate additional recovery of certain sales taxes paid on construction costs, and up to 10% of the cost of the Fairmont plant construction pursuant to reductions in income taxes over the next 12 years. Under the Nebraska Advantage Act, we also anticipate recovery of 5% of the annual costs of the newly created employment positions, pursuant to offsets to future payroll taxes. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or credits or deductions.

In December 2006, we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. We anticipate paying off the outstanding obligation with future property tax payments assessed on the Fairmont plant.

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

COMMODITY PRICE RISK

We consider commodity price risk to be the impact of adverse changes in commodity prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended December 31, 2010, sales of ethanol represented 84.0% of our total revenues and corn costs represented 73.5% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At December 31, 2010, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $2.38 and $6.29, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represent 16.0% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grains spot price for Nebraska and South Dakota local customers were $174 and $168 per ton, respectively, at December 31, 2010.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 5.3% of total cost of goods sold for the quarter ended December 31, 2010. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At December 31, 2010, the price of natural gas on the NYMEX was $4.41 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At December 31, 2010 we guaranteed prices for our ethanol representing 27.6% of our ethanol gallons sold through March 2011 by entering into flat priced contracts. At December 31, 2010 we had entered into forward sale contracts representing 57.7% of our expected distillers grains production and we had entered into forward purchase contracts representing 10.6% of our current corn requirements through March 2011. At December 31, 2010, our January gas usage prices were fixed with our natural gas providers.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume(1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)

Ethanol	141.2	gallons	10.0%	$2.38	$33.6
Distillers grains	0.25	tons	10.0%	172.00	4.3
Corn	62.2	bushels	10.0%	6.29	39.1
Natural gas	4.8	mmbtus	10.0%	4.41	2.1

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 27.6% of our expected annual gallons capacity of 195 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 57.7% of our expected annual distillers grains production of 592,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 10.6% of our estimated current 69.6 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in 13.8% gas usage.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of December 31, 2010.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of December 31, 2010, we had $117.8 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest would change by $1.18 million.

We have no international sales. Historically all of our purchases have been denominated in U.S. dollars. Therefore we do not consider future earnings subject to foreign exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, who is also our chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer, who is also our chief financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2009, Revis Stephenson, the Company’s former director and chairman of the board and former chief executive officer, filed a demand for arbitration with the American Arbitration Association (AAA) alleging that the Company breached its employment agreement with Mr. Stephenson and defamed him when it terminated his employment in January 2009. Mr. Stephenson is seeking additional compensation and damages, including but not limited to two years of compensation and benefits. On January 26, 2011, the arbitration record was closed. As it relates to this matter, the AAA requires a written decision to be rendered within 30 days of the record closing. Therefore, we expect a final decision on or before February 25, 2011.

Item 1A.	Risk Factors

There have been no material change in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended September 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: February 11, 2011	By:	/s/ Richard R. Peterson

Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3.1	Certificate of Formation	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006

3.2	Fourth Amended and Restated Operating Agreement of the Registrant, effective as of May 11, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 13, 2010

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certifications	Filed Electronically