Form 10-Q
period 2011-03-31
Advanced BioEnergy, LLC
filed 2011-05-16
CIK 1325740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 12, 2011, the number of outstanding units was 24,714,180.

ADVANCED BIOENERGY, LLC
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	September 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,265	$22,772
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $255 at March 31, 2011 and September 30, 2010, respectively	16,581	13,519
Other receivables	1,233	1,543
Due from broker	—	252
Derivative financial instruments	—	314
Inventories	12,408	14,102
Prepaid expenses	2,327	2,666
Current portion of restricted cash	3,437	4,169

Total current assets	65,251	59,337

Property and equipment, net	172,432	181,701
Other assets:
Restricted cash	2,127	3,145
Other assets	1,956	2,014

Total assets	$241,766	$246,197

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$7,832	$4,337
Accrued expenses	8,748	5,818
Current portion of long-term debt (stated principal amount of $14,215 and $19,199 at March 31, 2011 and September 30, 2010, respectively)	15,052	20,045

Total current liabilities	31,632	30,200

Other liabilities	410	628
Deferred income	4,544	4,881
Long-term debt (stated principal amount of $128,388 and $137,203 at March 31, 2011 and September 30, 2010, respectively)
	137,436	146,670

Total liabilities	$174,022	$182,379

Members’ equity
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,223	171,200
Accumulated deficit	(103,479)	(107,382)

Total members’ equity	67,744	63,818

Total liabilities and members’ equity	$241,766	$246,197

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Net sales
Ethanol and related products	$152,704	$98,574	$268,970	$194,580
Other	108	167	358	416

Total net sales	152,812	98,741	269,328	194,996
Cost of goods sold	148,000	88,199	258,414	172,329

Gross profit	4,812	10,542	10,914	22,667
Selling, general and administrative	3,667	2,217	5,730	4,314

Operating income	1,145	8,325	5,184	18,353
Other income	510	275	610	266
Interest income	13	17	37	60
Interest expense	(932)	(3,511)	(1,928)	(7,419)

Net income	$736	$5,106	$3,903	$11,260

Weighed average units outstanding — basic	24,705,180	17,800,180	24,705,180	17,729,311
Weighed average units outstanding — diluted	24,705,180	17,800,180	24,705,180	17,729,311
Income per unit — basic	$0.03	$0.29	$0.16	$0.64
Income per unit — diluted	$0.03	$0.28	$0.16	$0.63
See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
For the Six Months Ended March 31, 2011
(Dollars in thousands)
(Unaudited)

	Member	Member	Accumulated
	Units	Capital	Deficit	Total
MEMBERS’ EQUITY — September 30, 2010	24,714,180	$171,200	$(107,382)	$63,818
Unit compensation expense	—	23	—	23
Net income	—	—	3,903	3,903

MEMBERS’ EQUITY — March 31, 2011	24,714,180	$171,223	$(103,479)	$67,744

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,903	$11,260
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	11,226	10,886
Amortization of deferred financing costs	66	66
Amortization of deferred revenue	(337)	(337)
Idle lease liability reduction	(154)	(191)
Amortization of debt discount	—	308
Amortization of additional carrying value	(428)	—
Unit compensation expense	23	23
Gain on disposal of assets	(8)	—
Unrealized gain on derivative financial instruments	(64)	(35)
Change in risk management activities	314	(425)
Change in working capital components:
Accounts receivable	(2,500)	(2,062)
Inventories	1,694	(5,274)
Prepaid expenses	339	(1,029)
Accounts payable	3,495	1,288
Accrued expenses	2,930	5,488

Net cash provided by operating activities	20,499	19,966

Cash flows from investing activities:
Purchase of property and equipment	(1,949)	(672)
Change in other assets	(8)	—
Decrease in restricted cash	1,750	5,450

Net cash provided by (used in) investing activities	(207)	4,778

Cash flows from financing activities:
Payments on debt	(13,799)	(14,305)
Proceeds from issuance of membership units and subscribed units	—	1,254
Repurchase of units	—	(3)
Payment of deferred financing costs	—	(102)

Net cash used in financing activities	(13,799)	(13,156)

Net increase in cash and cash equivalents	6,493	11,588
Beginning cash and cash equivalents	22,772	26,367

Ending cash and cash equivalents	$29,265	$37,955

Supplemental disclosure of non cash transactions
Accrued interest at HGF transferred to debt	$—	$4,987
Other receivable offset against equipment	—	1,100
Warrant obligation recognized as a liability	—	489
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,393	$2,429
See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)
1. Organization and Significant Accounting Policies
     The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (the “Company”) and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The financial information as of March 31, 2011 and the results of operations for the six months ended March 31, 2011 are not necessarily indicative of the results for the fiscal year ending September 30, 2011.
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
Fair Value Measurements
     In determining fair value of its derivative financial instruments and warrant liabilities, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often uses certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three fair value hierarchy categories.
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
     Commodity futures and exchange-traded commodity options contracts are reported at fair value using Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.
     The following table summarizes financial assets and financial liabilities measured at the approximate fair value used to measure fair value (amounts in thousands):

	Total	Level 1	Level 2	Level 3
At March 31, 2011
Liabilities — Warrant Derivative	$410	$—	$—	$410

At September 30, 2010
Assets — Derivative Financial Instruments	$314	$314	$—	$—
Liabilities — Warrant Derivative	474	—	—	474

     The unit warrants issued contain a strike price adjustment feature. The Company calculated the fair value of the warrants using the Black-Scholes valuation model. During the six months ended March 31, 2011 and 2010, the Company recognized an unrealized gain of $64,000 and $35,000, respectively, related to the change in the fair value of the warrant derivative liability.
     The assumptions used in the Black-Scholes valuation model were as follows:

	March 31,	September 30,
	2011	2010
Market value(1)	$1.50	$1.50
Exercise price	$1.50	$1.50
Expected volatility	104.39%	117.08%
Expected life (years)	1.75	2.00
Risk-free interest rate	0.750%	0.375%
Forfeiture rate	—	—
Dividend rate	—	—

(1)	Market value based on recent unit transactions.
     The following table reflects the activity for the unit warrant, the only liability measured at fair value using Level 3 inputs for the six months ended March 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Beginning balance of warrant derivative	$474	$489
Unrealized gain related to the change in fair value	(64)	(35)

Ending balance	$410	$454

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
Derivative Instruments/Due From Broker
     On occasion, the Company has entered into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases and forecasted ethanol sales. Accounting for derivative contracts requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.
     Although the Company believes its derivative positions are economic hedges, it has not designated any derivative position as a hedge for accounting purposes and it records derivative positions on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings.
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
Income Per Unit
     Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Unvested units are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted income per unit for the current periods because their effect would be anti-dilutive. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Net income for basic earnings per share	$736	$5,106	$3,903	$11,260
Gain in fair value of warrant derivative liability	(30)	(34)	(64)	(35)

Net income for diluted earnings per share	706	5,072	3,839	11,225

Denominator:
Basic and diluted common shares outstanding	24,705	17,800	24,705	17,729
Earnings per share basic	$0.03	$0.29	$0.16	$0.64

Earnings per share diluted	$0.03	$0.28	$0.16	$0.63

Accounting Estimates
     Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Risks and Uncertainties
     The ethanol industry is currently receiving an indirect benefit of the Volumetric Ethanol Excise Tax Credit (“VEETC”) provided to gasoline blenders, which is set to expire on December 31, 2011, after a one-year extension was signed into law on December 17, 2010. This credit provides for a 45-cent a gallon tax credit for gasoline blenders and a 54-cent a gallon tariff on ethanol imports. Although the Renewable Fuels Standard still exists to maintain the demand for ethanol in the United States, the Company is uncertain of the potential impact that the elimination or reduction in the VEETC credit would have on the Company and the overall ethanol industry.
Contingencies
     On February 23, 2011, the arbitrator in a proceeding brought by the Company’s former chief executive officer issued an interim award, finding that the Company’s January 2009 termination of the former officer did not meet the standard for termination for “cause” in his employment agreement, and the Company would be required to pay the former chief executive officer compensatory damages and defamation damages. Although the interim award is not final, it is likely the arbitrator will issue a final award with the same findings in the interim award, plus any attorney’s fees that the arbitrator may or may not award to the former officer. The damages, costs and interest awarded as a result of the interim award total approximately $2.1 million plus attorney’s fees which could range from zero to $1.5 million. See Item 1, Legal Proceedings, in Part II of this Form 10-Q. The Company has taken a charge of approximately $2.1 million in the second quarter with respect to this matter.

2. Inventories
     A summary of inventories is as follows (in thousands):

	March 31,	September 30,
	2011	2010
Corn	$2,140	$3,127
Chemicals	1,088	1,107
Work in process	3,203	2,104
Ethanol	3,079	5,427
Distillers grain	600	419
Supplies and parts	2,298	1,918

Total	$12,408	$14,102

3. Property and Equipment
     A summary of property and equipment is as follows (in thousands):

	March 31,	September 30,
	2011	2010
Land	$3,999	$3,962
Buildings	21,341	21,341
Process equipment	216,643	215,962
Office equipment	1,373	1,356
Construction in process	1,393	234

	244,749	242,855
Accumulated depreciation	$(72,317)	$(61,154)

Property and equipment, net	$172,432	$181,701

4. Debt and subsequent event
     A summary of debt is as follows (in thousands, except percentages):

	March 31,
	2011	March 31,	September 30,
	Interest Rate	2011	2010
ABE Fairmont:
Senior credit facility — variable	3.65%	$34,866	$45,050
Senior credit facility — fixed	7.53%	20,000	20,000
Seasonal line	3.35%	—	—
Subordinate exempt facilities bonds — fixed	6.75%	6,185	7,000

		61,051	72,050

ABE South Dakota:
Senior debt principal — variable	1.80%	78,552	81,352
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	9,885	10,313

		91,437	94,665

Total outstanding		$152,488	$166,715

Additional carrying value of restructured debt	N/A	(9,885)	(10,313)

Stated principal		$142,603	$156,402

     The estimated maturities of debt at March 31, is as follows (in thousands):

		Amortization of
		Additional Carrying
	Stated	Value of
	Principal	Restructured Debt	Total
2012	$14,215	$837	$15,052
2013	14,215	1,693	15,908
2014	12,881	2,439	15,320
2015	13,815	2,505	16,320
2016	80,367	2,411	82,778
Thereafter	7,110	—	7,110

Total debt	$142,603	$9,885	$152,488

Senior Credit Facility for the Fairmont Plant
     ABE Fairmont has a senior credit facility with Farm Credit consisting of a term loan (“term loan A”), and a revolving term loan, known as term loan B. At March 31, 2011, the Company also had a $6.0 million revolving credit facility through Farm Credit for financing eligible grain inventory and equity in Chicago Board of Trade (“CBOT”) futures positions. In April 2011, the Company extended the revolving credit facility to April 1, 2012, and reduced the available amount from $6.0 million to $4.0 million. ABE Fairmont also has a revolving credit facility with Farm Credit for financing third-party letters of credit. ABE Fairmont has issued a letter of credit in connection with a rail car lease, thereby reducing the financing available under the $2.0 million revolving credit facility by $911,000 as of March 31, 2011. In April 2011, the Company and Farm Credit formally reduced the revolving credit facility to $911,000 to equal the outstanding letter of credit. This revolving credit facility expires in February 2012.

     At March 31, 2011, ABE Fairmont had $29.9 million outstanding on term loan A. Under the term loan A agreement, Advanced BioEnergy Fairmont was required make quarterly principal installments of $2.6 million through November 2013, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance in February 2014. In April 2011, ABE Fairmont and Farm Credit amended the term loan A agreement to allow Advanced BioEnergy Fairmont to defer the May 2011 payment in order to finance a capital project. The final $2.6 million principal installment is now due in February 2014, with the final installment of the remaining unpaid term loan A principal balance due in May 2014. In addition, under the term loan A agreement, for each fiscal year ending through September 30, 2013, ABE Fairmont is required to pay an additional amount equal to the lesser of $8.0 million or 75% of its free cash flow as defined in the agreement. The outstanding loan balance at March 31, 2011 reflects a $5.0 million cash sweep payment made to Farm Credit in December 2010.
     At March 31, 2011, ABE Fairmont had $25.0 million outstanding on the revolving term loan B (“term loan B”). On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont is required to begin repayment of revolving term loan B in $5.0 million semi-annual principal payments.
     ABE Fairmont pays interest monthly at an annualized interest rate of 7.53% on $20.0 million and a variable rate comprised of the 30-day LIBOR plus a fixed rate of 3.40% on the remaining outstanding senior credit facility.
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
     ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar loans. Base rate loans bear interest at the administrative agent’s base rate, plus an applicable margin of 0.50% increasing to 3.0% on June 16, 2013. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 1.5% increasing to 3.0% on June 16, 2012, and 4.0% beginning on June 16, 2013 and thereafter. Each loan can be entered for one, two, three or six month maturities.
     Since the future maximum undiscounted cash payments on the Senior Credit Agreement (including principal, interest and the restructuring fee) exceed the adjusted carrying value, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms will be accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring which will result in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is approximately 0.33% over the Three-Month LIBOR (0.64% at March 31, 2011).

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
5. Major Customers
     The Company has entered into Exclusive Ethanol Marketing Agreements with Hawkeye Gold, LLC to sell substantially all of its ethanol. Prior to January 2011, Hawkeye Gold was an affiliate of Hawkeye Energy Holdings, LLC, a 34% owner of the Company’s membership units. ABE Fairmont executed an Exclusive Ethanol Marketing Agreement dated as of August 28, 2009 with Hawkeye Gold (the “ABE Fairmont Ethanol Agreement”), which became effective on January 1, 2010. Prior to that time, ABE Fairmont’s ethanol was marketed by Gavilon. ABE South Dakota executed Exclusive Ethanol Marketing Agreements dated as of April 7, 2010 with Hawkeye Gold (the “ABE South Dakota Ethanol Agreements”, and together with the ABE Fairmont Ethanol Agreement, the “Ethanol Agreements”), which became effective October 1, 2010. Prior to October 1, 2010, ABE South Dakota’s ethanol was marketed by Gavilon. The Ethanol Agreements require, among other things, that:
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
     ABE Fairmont is currently self-marketing the distillers grains it produces. ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), under which Dakotaland Feeds markets the local sale of distillers grains produced at the ABE South Dakota Huron plant to third parties for an agreed upon commission. The Company currently has an agreement with Hawkeye Gold to market the distillers grains produced at the ABE South Dakota Aberdeen plants. The initial term of this agreement is for three years and provides for automatic renewal for successive one- year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

     Sales and receivables from the Company’s major customers were as follows (in thousands):

	March 31,	March 31,
	2011	2010
Hawkeye Gold — Ethanol and Distiller Grains
Six months revenues (Since January 1, 2010 for prior year)	$237,667	$49,173
Receivable balance at period end	13,719	6,150

Gavilon — Ethanol
Six months revenues	$—	$118,059
Receivable balance at period end	—	4,378

Dakotaland — ABE South Dakota Distillers Grains
Six months revenues	$6,614	$7,229
Receivable balance at period end	588	399
6. Risk Management
     The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains with forward purchase and sales contracts to reduce volatility in future operating margins. In addition to entering into contracts to purchase 12.1 million bushels of corn and sell 11.5 million gallons of ethanol in which the futures price was not locked, the Company had entered into the following fixed price forward contracts at March 31, 2011 (in thousands):

		Quantity (000s)	Amount	Period Covered
Corn	Purchase Contracts	3,168 bushels	$21,036	July 2011
Ethanol	Sale Contracts	17,852 gallons	45,163	May 2011
Distillers grains	Sale Contracts	56 tons	10,278	June 2011
     Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.
     When forward contracts are not available at competitive rates, the Company may engage in hedging activities using exchange traded futures contracts, OTC futures options or OTC swap agreements. Changes in market price of ethanol-related hedging activities are reflected in revenues and changes in market price of corn related items are reflected in cost of goods sold. The following table represents the approximate amount of realized and unrealized gains and changes in fair value recognized in earnings on commodity contracts for the three and six months ended March 31, 2011 and 2010, and the fair value of futures contracts as of March 31, 2011 and September 30, 2010 (in thousands):

	Income Statement	Realized	Unrealized	Total
	Classification	Gain	Loss	Gain (Loss)
Three months ending March 31, 2011	Cost of Goods Sold	$—	$—	$—
Three months ending March 31, 2010	Cost of Goods Sold	419	(1,334)	(915)
Six months ending March 31, 2011	Cost of Goods Sold	$90	$—	$90
Six months ending March 31, 2010	Cost of Goods Sold	766	(1,012)	(246)

	Balance Sheet	March 31,	September 30,
	Classification	2011	2010
Derivative financial instrument — futures contract	Current Assets	$—	$314
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2010 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:
•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	margins can be volatile and can evaporate, which may affect our liability to meet current obligations and debt service requirements at our operating entities;

•	our hedging transactions and mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current governmental mandated tariffs, credits and standards may be reduced or eliminated and legislative acts taken by state governments such as California related to low carbon fuels that include the effects caused by indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operation facilities may experience technical difficulties and not produce the gallons of ethanol we expect and insurance proceeds may not be adequate to cover these production disruptions;

•	our units are subject to a number of transfer restrictions and no public market exists for our units, and we do not is expect a public market to develop; and

•	our ability to resolve all issues related to an arbitration involving us and our former chief executive officer, and pending litigation brought by that officer against one of our current directors.
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

General
     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto.
Overview
     Advanced BioEnergy, LLC (“Company,” “we,” “our,” “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers grains. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. Ethanol is most commonly sold as E10. Increasingly, ethanol is also available as E85, which is a higher percentage ethanol blend for use in flexible-fuel vehicles.
     To execute our business plan, we entered into financial arrangements to build and operate an ethanol production facility in Fairmont, Nebraska. Separately, we acquired ABE South Dakota in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our Fairmont, Nebraska plant began in June 2006, and operations commenced at the plant in October 2007. Construction of our new facility in Aberdeen, South Dakota began in April 2007, and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont, which owns and operates the Fairmont, Nebraska plant and ABE South Dakota, which owns and operates plants in Aberdeen and Huron, South Dakota.
     Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one operating segment.
DRY MILL PROCESS
     Dry mill ethanol plants produce ethanol by predominantly processing corn. Other possible feeds are grain sorghum, or other cellulosic materials. The corn is received by truck, then weighed and unloaded in a receiving building. It is then conveyed to storage silos. Thereafter, it is transferred to a scalper to remove rocks, cobs, and other debris before it is fed to a hammer mill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-sugar conversion. The grain slurry is pumped into fermenters, where yeast is added, to begin the batch-fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the grain mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually gasoline. The 200-proof alcohol and 2.0-2.5% denaturant constitute denatured fuel ethanol.
     Corn mash left over from distillation is pumped into a centrifuge for dewatering. The liquid from the centrifuge, known as thin stillage, is then pumped from the centrifuges to an evaporator, where it is concentrated to a syrup. The solids that exit the centrifuge, known as the wet cake, are conveyed to the dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process produces distillers grains with solubles, which is used as a high-protein/fat animal-feed supplement. Dry-mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains; modified wet distillers grains with solubles, known as modified distillers grains; and dry distillers grains with solubles, known as dry distillers grains. Wet and modified distillers grains have been dried to approximately 67% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

FACILITIES
     The table below provides a summary of our ethanol plants in operation as of March 31, 2011:

		Estimated
	Estimated	Annual	Estimated
	Annual	Distillers	Annual
	Ethanol	Grains	Corn	Primary
Location	Production	Production(1)	Processed	Energy Source	Builder
	(Million gallons)	(Tons)	(Million bushels)
Fairmont, NE	110	334,000	39.3	Natural Gas	Fagen
Aberdeen, SD(2)	9	27,000	3.2	Natural Gas	Broin
Aberdeen, SD(2)	44	134,000	15.7	Natural Gas	ICM
Huron, SD	32	97,000	11.4	Natural Gas	ICM

Consolidated	195	592,000	69.6

(1)	Our plants produce and sell wet, modified wet and dried distillers grains. The stated quantities are on a fully dried basis operating at full production capacity.

(2)	Our plant at Aberdeen consists of two separate production facilities, which operate on a separate basis. Accordingly, we report and track production from these Aberdeen facilities separately.
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
     Sales of distillers grains have represented 15.8% and 14.4% of our revenues for the quarters ended March 31, 2011 and 2010, respectively. When the plants are operating at capacity they produce approximately 592,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn. Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets.
Plan of Operations Through March 31, 2012
     Over the next year we will continue our focus on operational improvements at each of our operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and maximizing production output at each of our plants. We will also have a continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies. We are also improving the rail facilities at the Huron plant location, and adding corn oil extraction technology to our Fairmont facility.

RESULTS OF OPERATIONS
Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010
     The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended March 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	54,612	$2.35	48,889	$1.73
Dried distillers grains (tons)	116	159.47	108	102.43
Wet/modified distillers grains (tons)	86	65.26	95	33.66
Corn (bushels)	19,469	$5.96	17,594	$3.42
Gas (mmbtus)	1,391	4.34	1,356	5.67
Net Sales
     Net sales for quarter ended March 31, 2011 were $152.8 million compared to $98.7 million for the quarter ended March 31, 2010, an increase of $54.1 million or 54.8%. The increase in revenues was due to an increase in average prices of ethanol and distillers grains of 35.8% and 70.0%, respectively. Ethanol prices rose due to increased demand, general overall motor fuel price increases and commodity inflation. During the fiscal quarters ending March 31, 2011 and 2010, 84.2% and 85.4%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains.
Cost of Goods Sold
     Costs of goods sold for the quarter ending March 31, 2011 were $148.0 million, compared to $88.2 million for the quarter ending March 31, 2010, an increase of $59.8 million or 67.8%. Costs of goods sold included no hedging gains or losses in the quarter ended March 31, 2011 and a hedging loss of $0.9 million in the quarter ended March 31, 2010. Corn costs represented 78.4% and 68.3% of cost of sales for the fiscal quarters ending March 31, 2011 and 2010. Corn costs increased 74.3% to $5.96 per bushel in the quarter ending March 31, 2011 from $3.42 per bushel for the quarter ending March 31, 2010. The increase in corn cost per bushel was due primarily to the corn crop not being as favorable as the prior year, world-wide commodity inflation, and generally less corn available. Natural gas costs represented 4.1% and 8.7% of cost of sales for the fiscal quarters ending March 31, 2011 and 2010. Our average gas prices decreased to $4.34 per mmbtu in the quarter ending March 31, 2011 from $5.67 per mmbtu in the quarter ending March 31, 2010.
Gross Profit
     Our gross profit for the quarter ending March 31, 2011 was $4.8 million, compared to gross profit of $10.5 million for the quarter ending March 31, 2010. The decrease in gross profit was primarily due to a reduction in the crush margin. We define the crush margin as the price of ethanol per gallon less the costs of corn and natural gas on a per gallon basis. Compared to the quarter ending March 31, 2010, crush margins for the quarter ending March 31, 2011 decreased, as corn prices increased more than ethanol prices on a per gallon basis.
Selling, General, and Administrative Expenses
     As a percentage of sales, selling, general and administrative expenses have increased to 2.4% for the quarter ended March 31, 2011 compared to 2.2% for the quarter ended March 31, 2010. Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees as well as certain non-recurring charges. For the quarter ending March 31, 2011, selling, general and administrative expenses were $3.67 million, of which $0.11 million was non-recurring legal expense and approximately $2.1 million was a charge related to the arbitration proceedings as discussed below. Selling, general and administrative expenses were $2.22 million for the quarter ending March 31, 2010, of which $0.68 million was non-recurring expense related to the South Dakota debt restructuring. Excluding non-recurring items, selling, general, and administrative expenses were $1.46 million, or 1.0% of sales, for the quarter ending March 31, 2011, and $1.54 million, or 1.6% of sales, for the quarter ending March 31, 2010.

     On February 23, 2011, the arbitrator in a proceeding brought by our former chief executive officer issued an interim award, finding that the Company’s January 2009 termination of the former officer did not meet the standard for termination for “cause” in his employment agreement, and the Company would be required to pay the former chief executive officer compensatory damages and defamation damages. Although the interim award is not final, it is likely the arbitrator will issue a final award with the same findings in the interim award, plus any attorney’s fees that the arbitrator may or may not award to the former officer. See Item 1, Legal Proceedings, in Part II of this Form 10-Q. The Company has taken a charge of approximately $2.1 million in the second quarter with respect to this matter.
Other Income
     Other income for the quarter ended March 31, 2011 was $0.5 million, compared to $0.3 million for the quarter ended March 31, 2010. The increase was due to a non-recurring refund of certain restructuring fees of $0.1 million and Nebraska Advantage Act refunds of $0.1 million.
Interest Expense
     Interest expense for the quarter ending March 31, 2011 was $0.9 million, compared to $3.5 million for the quarter ended March 31, 2010, a decrease of $2.6 million. The decrease in interest expense is a result of the overall reduction in principal and a reduction in interest rates on ABE South Dakota’s debt. As of March 31, 2010, the total principal outstanding was $214.1 million, decreasing to $142.6 million of stated principal at March 31, 2011. The reduction in principal was a result of the debt restructuring that occurred in June 2010, repayment of a note issued to PJC Capital, LLC, and scheduled principal payments. The interest rates on the senior credit facility for ABE South Dakota decreased from a default rate of 8.50% at March 31, 2010 to a variable rate of 1.80% at March 31, 2011. The interest expense at March 31, 2011 also reflects a reduction in interest expense resulting from the amortization of deferred gain that resulted from the debt restructuring.
RESULTS OF OPERATIONS
Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010
     The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the six months ended March 31, 2011 and 2010:

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	103,745	$2.18	98,912	$1.68
Dried distillers grains (tons)	236	140.53	223	97.42
Wet/modified distillers grains (tons)	165	57.56	183	34.63
Corn (bushels)	37,047	$5.32	35,492	$3.46
Gas (mmbtus)	2,797	4.23	2,732	5.07
Net Sales
     Net sales for the six months ended March 31, 2011 were $269.3 million compared to $195.0 million for the quarter ended March 31, 2010, an increase of $74.3 million or 38.1%. The increase in revenues was due to an increase in average prices of ethanol and distillers grains of 29.8% and 54.0%, respectively. Ethanol prices rose due to increased demand, general overall motor fuel price increases and commodity inflation. For the six months ended March 31, 2011 and 2010, 84.0% and 85.4%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains.
Cost of Goods Sold
     Costs of goods sold for the six months ended March 31, 2011 were $258.4 million, compared to $172.3 million for the six months ended March 31, 2010, an increase of $86.1 million or 50.0%. Costs of goods sold included a corn related hedging gain of $0.1 million for the six months ended March 31, 2011 and a hedging loss of $0.2 million for the six months ended March 31, 2010. Corn costs represented 76.3% and 71.2% of cost of sales for the six months ended March 31, 2011 and 2010, respectively. Corn costs increased 53.8% to $5.32 per bushel for the six months ended March 31, 2011 from $3.46 per bushel for the six months ended March 31, 2010. The increase in corn cost per bushel was due primarily to the corn crop not being as favorable as the prior year, commodity inflation world-wide, and generally less corn available. Natural gas costs represented 4.6% and 8.0% of cost of sales for the six months ended March 31, 2011 and 2010. Our average gas prices decreased to $4.23 per mmbtu for the six months ended March 31, 2011 from $5.07 per mmbtu for the six months ended March 31, 2010.

Gross Profit
     Our gross profit for the six months ended March 31, 2011 was $10.9 million, compared to gross profit of $22.7 million for the six months ended March 31, 2010. The decrease in gross profit was primarily due to a reduction in the crush margin. We define the crush margin as the price of ethanol per gallon less the costs of corn and natural gas on a per gallon basis. Compared to the six months ended March 31, 2010, crush margins for the six months ended March 31, 2011 decreased, as corn prices increased more than ethanol prices on a per gallon basis.
Selling, General, and Administrative Expenses
     As a percentage of sales, selling, general and administrative expenses have declined to 2.1% for the six months ended March 31, 2011 compared to 2.2% for the six months ended March 31, 2010. Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees as well as certain non-recurring charges. For the six months ended March 31, 2011, selling, general and administrative expenses were $5.73 million, of which $0.41 million was non-recurring legal expense and approximately $2.1 million was a charge related to the arbitration proceedings as discussed below. Selling, general and administrative expenses were $4.31 million for the six months ended March 31, 2010, of which $1.13 million was non-recurring expense related to the South Dakota debt restructuring and $0.02 million was non-recurring legal expense related to the arbitration proceedings. Excluding non-recurring items, selling, general, and administrative expenses were $3.22 million, or 1.2% of sales, for the six months ended March 31, 2011, and $3.16 million, or 1.6% of sales, for the six months ended March 31, 2010.
     As discussed above, under the “Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010,” the Company has taken a charge of approximately $2.1 million in the second quarter related to arbitration brought by a former officer.
Other Income
     Other income for the six months ended March 31, 2011 was $0.6 million, compared to $0.3 million for the six months ended March 31, 2010. The increase was due to a non-recurring refund of certain restructuring fees of $0.1 million, and Nebraska Advantage Act refunds of $0.2 million.
Interest Expense
     Interest expense for the six months ended March 31, 2011 was $1.9 million, compared to $7.4 million for the six months ended March 31, 2010, a decrease of $5.5 million. The decrease in interest expense is a result of the overall reduction in principal and a reduction in interest rates on ABE South Dakota’s debt. As of March 31, 2010, the total principal outstanding was $214.1 million, decreasing to $142.6 million of stated principal at March 31, 2011. The reduction in principal was a result of the debt restructuring that occurred in June 2010, repayment of a note issued to PJC Capital, LLC, and scheduled principal payments. The interest rates on the senior credit facility for ABE South Dakota decreased from a default rate of 8.50% at March 31,2010 to a variable rate of 1.80% at March 31, 2011. The interest expense at March 31, 2011 also reflects a reduction in interest expense resulting from the amortization of deferred gain that resulted from the debt restructuring.
TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS
Overview
     Ethanol is currently blended with gasoline to meet regulatory standards, as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association, as of April 2011, the estimated ethanol production capacity in the United States is 13.8 billion gallons per year with an additional 0.6 billion gallons under construction or expansion. The demand for ethanol is affected by what is commonly referred to as the “blending wall”, which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 140 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall can be assumed at approximately 14 billion gallons of ethanol per year.
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
     We focus on locking in margins based on the cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended March 31, 2011, the average Chicago Opis Spot Ethanol Assessment was $2.425 per gallon and the average NYMEX RBOB was $2.682 per gallon, or approximately $0.26 per gallon above ethanol prices.
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
     The ethanol industry and our business depend upon continuation of the federal and state ethanol supports such as the RFS, the Volumetric Ethanol Excise Tax Credit (“VEETC”) and import tariffs. We believe the ethanol industry expanded due to these federal mandates, policies, and incentives. These government mandates and incentives have supported a market for ethanol that might disappear without these programs. Alternatively, the government mandates and incentives may be continued at lower levels than those at which they currently exist. The elimination or reduction of the federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income. In addition, state regulatory activity may also negatively affect the consumption of corn-based ethanol in certain domestic markets such as California, due to low carbon fuel standards that take into consideration the effects caused by indirect land use.
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

     The RFS2 went into effect on July 1, 2010 and requires certain gas emission reductions for the entire lifecycle, including production of fuels. The greenhouse gas reduction requirement generally does not apply to facilities that commenced construction prior to December 2007. If this changes and our plants must meet the standard for emissions reduction, it may affect the way we procure feed stock and modify the way we market and transport our products.
Blending Incentives
     The VEETC, often commonly referred to as the “blender’s credit,” was created by the American Jobs Creation Act of 2004. This credit allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. To ensure the blender’s credit spurs growth in domestic production, federal policy has insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. Both the VEETC and the tariff were set to expire on December 31, 2010, but were extended for one year as part of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010” signed into law by President Obama on December 17, 2010.
California Low Carbon Fuel Standard
     In April 2009, the California air regulators approved the Low-Carbon Fuel Standard aimed at achieving a 10% reduction in motor vehicle emissions of greenhouse gases by 2020. Other states may adopt similar legislation, which may lead to a national standard. The regulation requires that providers, refiners, importers and blenders ensure that the fuels they provide in the California market meet a declining standard of carbon intensity. This rule calls for a reduction of greenhouse gas emissions associated with the production, transportation and consumption of a fuel. The emissions score also includes indirect land-use change created from converting a forest to cultivated land for row crops. The final regulation contains a provision to review the measurement of the indirect land-use effects and further analysis of the land use values and modeling inputs.
     This standard and others to follow may affect the way ethanol producers procure feedstocks, produce dry distillers grains and market and transport ethanol and distillers grains. Ethanol produced through low carbon methods, including imported ethanol made from sugarcane, may be redirected to certain markets and U.S. producers may be required to market their ethanol in other regions.
Imported Ethanol Tariffs
     There is a $0.54 per gallon tariff on imported ethanol, which expires on December 31, 2011, after a one year extension was signed into law on December 17, 2010. Ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7% of the prior year’s U.S. ethanol production into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. Expiration of this tariff could lead to the importation of ethanol from other countries, which may be a less expensive alternative to ethanol produced domestically. This could affect our ability to sell our ethanol at the price we need to operate profitably.
Chinese Anti-Dumping Investigation
     On December 28, 2010, the Chinese government announced a one-year investigation into the potential violation of anti-dumping laws regarding imported dried distillers grains originating in the United States. The allegation is that the recent surge in imports of U.S. dried distillers grains is undercutting sales of domestically produced dried distillers grains and that U.S. dried distillers grains are being sold at a price lower than the fair market value. If the Chinese Government finds evidence of dumping upon conclusion of the investigation on December 28, 2011, a final determination will include the imposition of punitive tariffs on U.S. imports of DDGS to China. Punitive tariffs, if applied, will be significantly higher, as much as 50 percent, for non-cooperating parties. Although the Company does not sell distillers grains directly into China, some of our distillers grains are sold into China through third parties. The Company has chosen to cooperate with the Chinese government’s investigation, but at this time we are uncertain as to the impact this may have on our business.
COMPETITION
Ethanol
     The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of April 2011, current U.S. ethanol production capacity is approximately 13.8 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of April 2011, Nebraska had 25 ethanol plants producing an aggregate of 1.8 billion gallons of ethanol per year, and South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, including our plants.

     The largest ethanol producers include: Abengoa Bioenergy Corp., Archer Daniels Midland Company, Cargill, Inc., Green Plains Renewable Energy, Inc., POET, LLC and Valero Renewable Fuels. Producers of this size may have an advantage over us from economies of scale and negotiating position with purchasers. We market our ethanol primarily on a regional and national basis. We believe that we are able to reach the best available markets through the use of experienced ethanol marketers and by the rail delivery methods we use. Our plants compete with other ethanol producers on the basis of price, and, to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices.
Distillers Grains
     We compete with other ethanol producers in the sales of distillers grains, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 77.8% of our distillers grain revenues are derived from the sale of dried distillers grains, which has an indefinite shelf life and can be transported by truck or rail, 22.2% as modified and wet, which have a shorter shelf life and are typically sold in local markets.
LIQUIDITY AND CAPITAL RESOURCES
Financing and Existing Debt Obligations
     We conduct our business activities and plant operations through Advanced BioEnergy, ABE Fairmont and ABE South Dakota. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. ABE Fairmont has traditional project financing in place, including senior secured financing, working capital facilities and subordinate exempt-facilities revenue bonds. In June 2010, ABE South Dakota entered into the Senior Credit Agreement (as defined below), which eliminated its subordinated debt. There are provisions contained in the various financing agreements at each operating entity preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of each subsidiary for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the separate financing agreements.
Advanced BioEnergy, LLC
     ABE had cash and cash equivalents of $5.5 million on hand at March 31, 2011. ABE does not have any debt outstanding as of March 31, 2011. ABE does not expect to make any distributions to its unit holders in the next 12 months. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE Fairmont and ABE South Dakota for services provided in connection with operating the ethanol plants. The primary management services provided include risk management, accounting and finance, human resources and other general management related responsibilities. From time to time ABE may also receive certain allowable distributions from ABE Fairmont and ABE South Dakota based on the terms and conditions in their respective senior credit agreements. In January 2011, ABE received a distribution from ABE Fairmont of $4.7 million based on the fiscal 2010 financial results of ABE Fairmont. This distribution was subject to ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of its senior secured credit agreement. ABE is not expecting any distribution from ABE South Dakota in 2011.
     We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.
ABE Fairmont
     ABE Fairmont had cash and cash equivalents of $15.9 million and restricted cash of $1.5 million on hand at March 31, 2011. The restricted cash is held in escrow for future debt service payments. As of March 31, 2011, ABE Fairmont had total debt outstanding of $61.1 million consisting of $54.9 million in senior secured credit and $6.2 million of subordinate exempt-facilities revenue bonds. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest payments on its outstanding subordinate exempt revenue bonds. ABE Fairmont is required to make quarterly principal payments of $2.6 million on its senior secured credit. Total principal payments of $0.8 million on the subordinate exempt facilities revenue bonds have been made through March 31, 2011. In April 2011, ABE Fairmont amended the senior secured credit agreement to defer the May 2011 principal payment of $2.6 million in order to finance a capital project. This amendment has the effect of extending the final principal payment on term loan A in 2014 by one quarter.

     ABE Fairmont is allowed to make cash distributions to ABE if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principles and other terms contained in its senior secured credit agreement. The distribution is subject to the completion of ABE Fairmont’s annual financial statement audit and ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. The annual distribution based on ABE Fairmont fiscal 2010 financial results is $4.7 million. The distribution was made at the end of January 2011.
     ABE Fairmont’s senior secured credit agreement also requires an annual cash sweep subject to a free cash flow calculation, as defined in its senior secured credit agreement. The cash sweep requires that, for each fiscal year ending in 2010 through 2013, ABE Fairmont must make a payment equal to the lesser of $8.0 million or 75% of its free cash flow after distributions, not to exceed $16.0 million in the aggregate for all of the free cash flow payments. Based on fiscal 2010 financial results, ABE Fairmont made a cash sweep payment of $5.0 million in December 2010. Cash sweep payments are subject to compliance with all loan covenants and terms and conditions of the senior secured credit agreement.
     We believe ABE Fairmont has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months. In addition to the cash on hand, ABE Fairmont has a $4.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions. In April 2011, the Company extended the revolving credit facility to April 1, 2012, and reduced the available amount from $6.0 million to $4.0 million. ABE Fairmont had $6.0 million available on the revolving credit facility as of March 31, 2011. ABE Fairmont also has a revolving credit facility for financing third-party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease, reducing the financing available from the $2.0 million revolving credit facility by $911,000 as of March 31, 2011. In April 2011, ABE Fairmont reduced the amount of this revolving credit facility to $911,000, equal to the outstanding letter of credit.
     ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in compliance with all covenants at March 31, 2011.
ABE South Dakota
     ABE South Dakota had cash and cash equivalents of $7.9 million and $4.0 million of restricted cash on hand at March 31, 2011. The restricted cash consists of $3.0 million for a debt service payment reserve, and $1.0 million for the construction of certain rail infrastructure at its Huron, South Dakota ethanol facility. As of March 31, 2011, ABE South Dakota had interest bearing term debt outstanding of $78.6 million.
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
     ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. Loans outstanding under the Senior Credit Agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows.
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

modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the Senior Credit Agreement. The Senior Credit Agreement contains customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control. ABE South Dakota was in compliance with all covenants at March 31, 2011.
        We believe ABE South Dakota has sufficient financial resources available to fund current operations, make debt service payments and fund capital expenditure requirements, including the $1.0 million remaining for the rail infrastructure project at Huron, over the next 12 months.
CREDIT ARRANGEMENTS
     Long-term debt consists of the following (in thousands, except percentages):

	March 31,
	2011	March 31,	September 30,
	Interest Rate	2011	2010
ABE Fairmont:
Senior credit facility — variable	3.65%	$34,866	$45,050
Senior credit facility — fixed	7.53%	20,000	20,000
Seasonal line	3.35%	—	—
Subordinate exempt facilities bonds — fixed	6.75%	6,185	7,000

		61,051	72,050

ABE South Dakota:
Senior debt principal — variable	1.80%	78,552	81,352
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	9,885	10,313

		91,437	94,665

Total outstanding		$152,488	$166,715

Additional carrying value of restructured debt	N/A	(9,885)	(10,313)

Stated principal		$142,603	$156,402

The estimated maturities of debt at March 31, is as follows (in thousands):

		Amortization of
		Additional Carrying
	Stated	Value of
	Principal	Restructured Debt	Total
2012	$14,215	$837	$15,052
2013	14,215	1,693	15,908
2014	12,881	2,439	15,320
2015	13,815	2,505	16,320
2016	80,367	2,411	82,778
Thereafter	7,110	—	7,110

Total debt	$142,603	$9,885	$152,488

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
GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING
     We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. As of March 31, 2011, we have received approximately $3.2 million in refunds under the Nebraska Advantage Act. We anticipate earning investment credits for certain sales taxes paid on construction costs, up to 10% of the cost of the Fairmont plant construction, and up to 10% of new asset additions. These investment credits can be used to offset Nebraska sales, use, and income tax. Under the Nebraska Advantage Act, we also anticipate earning employment credits for 5% of the annual costs of the newly created employment positions, which can be used to offset future payroll taxes. We will continue to earn additional investment and employment credits under the Nebraska Advantage Act through the tax year ended September 30, 2014. These credits can be carried over until used, but will expire on September 30, 2020. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or credits or deductions.
     In December 2006, we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. We anticipate paying off the outstanding obligation with future property tax payments assessed on the Fairmont plant.
     The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota has historically received a payment between $700,000 and $800,000 for the Huron plant per year. The State of South Dakota has reduced the annual allocation for the remainder of the fiscal year so the annual payment is expected to be approximately $600,000 for this fiscal year.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
COMMODITY PRICE RISK
     We consider commodity price risk to be the impact of adverse changes in commodity prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended March 31, 2011, sales of ethanol represented 84.2% of our total revenues and corn costs represented 78.4% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At March 31, 2011, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $2.66 and $6.93, respectively.
     We are also subject to market risk on the selling prices of our distillers grains, which represent 16.0% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grains spot price for Nebraska and South Dakota local customers were $192 and $185 per ton, respectively, at March 31, 2011.
     We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 4.1% of total cost of goods sold for the quarter ended March 31, 2011. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At March 31, 2011, the price of natural gas on the NYMEX was $4.39 per mmbtu.
     To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At March 31, 2011 we guaranteed prices for our ethanol representing 36.6% of our ethanol gallons sold through May 2011 by entering into flat-priced contracts. At March 31, 2011 we had entered into forward sale contracts representing 38.1% of our expected distillers grains production and we had entered into forward purchase contracts representing 18.2% of our current corn requirements through June 2011. At March 31, 2011, our April gas usage prices were fixed with our natural gas providers.
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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	123.6	gallons	10.0%	$2.66	$32.9
Distillers grains	0.37	tons	10.0%	189.00	6.9
Corn	56.9	bushels	10.0%	6.93	39.5
Natural gas	4.1	mmbtus	10.0%	4.39	1.8

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 36.6% of our expected annual gallons capacity of 195 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 38.1% of our expected annual distillers grains production of 592,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 18.2% of our estimated current 69.6 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in 22.4% gas usage.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of March 31, 2011.
INTEREST RATE/FOREIGN EXCHANGE RISK
     Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of March 31, 2011, we had $113.4 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest would change by $1.13 million.
     We have no direct international sales. Historically all of our purchases have been denominated in U.S. dollars. Therefore we do not consider future earnings subject to foreign exchange risk.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Stephenson v. Advanced BioEnergy, LLC. (Arbitration Matter)
     As previously disclosed, in June 2009, Revis L. Stephenson III, the Company’s former director, Chairman of the Board and Chief Executive Officer, filed a demand for arbitration with the American Arbitration Association (“Stephenson Arbitration”), alleging that the Company breached its employment agreement, violated a covenant of good faith and fair dealing, and defamed him when it terminated his employment agreement in January 2009.

     On February 23, 2011, the arbitrator in the proceeding issued an Interim Award. The arbitrator found that the Company’s January 2009 termination of Stephenson did not meet the standard for termination for “cause” in Stephenson’s employment agreement.
     Under the Interim Award, the Company would be required to pay Stephenson amounts that otherwise would be due under his employment agreement for termination without cause, which are equal to two times his base salary, an annual target bonus, and other benefits. The total principal amount of the compensation was $777,832, (“Compensation Award”) minus several offsets specified in the Interim Award, plus interest from the date of termination.
     In addition, the arbitrator found that the Company’s statement in its Current Report on Form 8-K dated January 20, 2009, filed with the Commission on January 26, 2009, that Stephenson was “terminated for cause” was defamatory and awarded damages in the amount of $1,000,000 (“Defamation Award”), plus interest from the date of termination. The arbitrator found the Company was not liable for breach of any duty of good faith and fair dealing.
     In the Interim Award, the arbitrator asked the parties to meet and confer to see if they could reach an agreement on reasonable attorney’s fees and costs to be awarded to Stephenson, plus computations of damages and appropriate interest. The arbitrator stated that if the parties were unable to reach agreements on these matters, then each party would be required to submit briefs with its position to the arbitrator.
     Stephenson and the Company were able to reach an agreement and entered into a stipulation (“Stipulation”) with respect to costs and disbursements to be awarded Stephenson, the amount of the offsets against the Compensation Award, and the calculation of interest on both the Compensation Award and the Defamation Award. Nothing in the Stipulation waives or limits any right the Company has to challenge or seek modification of either the Compensation Award or the Defamation Award. The total amount the Company would be required to pay Stephenson under the Interim Award and the Stipulation including interest through the date of the Interim Award is $2,098,082. Interest has accrued since February 23, 2011, at the rate of $485.89 per day.
     The parties were not able to reach an agreement regarding any legal fees to be awarded Stephenson and so this issue has been briefed and submitted to the arbitrator. Stephenson argues that approximately $1.5 million in attorney’s fees should be added to the amounts set forth above and paid to him by the Company. The Company argues that no attorney’s fees should be awarded.
     Although the Interim Award is not final, it is likely the arbitrator will issue a final award with the same findings in the Interim Award, plus any attorney’s fees that the arbitrator may award to Stephenson. The parties have agreed to submit to mediation in an attempt to resolve the open issues related to the matter. The Company currently expects the mediation to occur in late May 2011. If mediation is unsuccessful, the Company expects the arbitrator would issue a final award in June 2011. The Company would then have the opportunity to ask a court to vacate the arbitration award, although such motions are not often granted by the courts.
     There can be no assurance that the Company will be able to successfully resolve the matters in dispute before the arbitrator or that the arbitrator will not award attorney’s fees to Stephenson. Further, there can be no assurance that if the Company challenges or seeks modification of any final award, that it would be successful.
Stephenson v Clean Energy Capital, LLC and Scott Brittenham (Federal Court)
     In August 2009, Revis L. Stephenson III, the Company’s former director, Chairman of the Board and Chief Executive Officer, also filed a lawsuit, now in the United States District Court of the District of Minnesota, against Clean Energy Capital, LLC (“CEC”) and Scott Brittenham, one of the Company’s directors. This lawsuit seeks damages against CEC and Brittenham and includes claims for defamation, breach of fiduciary duty (based on the theory of the “fiduciary duty” one director owes to another director), and tortious interference with contract based on statements allegedly made by Brittenham and other representatives of CEC and its predecessor entities. The lawsuit is in the pre-trial stage.
     CEC and its affiliates own approximately 17.9 percent of the Company, and Brittenham is a designee of CEC on the Board of the Company. The Company has entered into indemnification agreements with all of its directors, including Brittenham. Brittenham has advised the Company that it is required to indemnify him in the Stephenson lawsuit under Delaware law and the indemnification agreement between the Company and him. The Company has not made any final determination with respect to the scope or extent of its obligation to indemnify Brittenham in the Stephenson lawsuit. Although the Company carries insurance, including directors and officers insurance, and believes that it will have some coverage for any amount it may be required to indemnify Brittenham, there can be no assurance that insurance will cover all or any part of any amount it may be required to pay to Brittenham under its indemnification obligation.

Item 1A. Risk Factors
     There are no material changes from risk factors as previously discussed in our September 30, 2010 Annual Report on Form 10-K except as disclosed below.
     We are involved in arbitration with our former chief executive officer and an interim award against us has been issued. We may be required to indemnify a current director for claims made against him in a matter brought by that former officer.
     On February 23, 2011, the arbitrator in the arbitration proceeding brought by our former chief executive officer issued an interim award against us. In addition, the former chief executive has filed a lawsuit, now pending in the United States District Court of the District of Minnesota, against Clean Energy Capital, LLC and Scott Brittenham, a director of the Company, seeking damages. Brittenham has requested that we indemnify him with respect to any costs or expenses in that proceeding. Each of these matters is described in Item 1, Legal Proceedings, in Part II of this Form 10-Q. As discussed in Management’s Discussion and Analysis, we have taken a second quarter charge of approximately $2.1 million in connection with the arbitration. There can be no assurance that our ultimate liability in the arbitration will not exceed the amount we have accrued. In addition, we may be required to indemnify Brittenham in the lawsuit in an amount that exceeds any insurance we have.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
     Not applicable.
Item 5. Other Information
Employment Agreement with Richard Peterson
     On May 11, 2011, the Company entered into a Second Amended and Restated Employment Agreement (“2011 Employment Agreement”) with Richard Peterson, Chief Executive Officer and Chief Financial Officer. The 2011 Employment Agreement replaces the Amended and Restated Employment Agreement dated December 11, 2007, as subsequently amended (the “Prior Agreement”) between the Company and Peterson.
     Under the 2011 Employment Agreement, Peterson will receive (i) an annual base salary of $285,000 effective as of October 1, 2010, the first day of the Company’s current fiscal year; (ii) the right to participate in all employee benefit plans and programs of the Company; (iii) use of an automobile while employed by the Company; (iv) three weeks annually of paid vacation time off in accordance with the Company’s normal policies; (v) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses; and (vi) an annual cash performance bonus of up to 37.5% of his base salary based on achievement of certain criteria established by the Company’s compensation committee.
     All other provisions of the 2011 Employment Agreement, including payments to be made to Peterson for termination, including (i) termination without cause by the Company after a change in control or prior to June 18, 2012, or (ii) termination by Peterson for Good Reason after a change in control or prior to June 18, 2012, are substantially identical to the provisions in effect under the Prior Agreement as described in the Company’s Proxy Statement for the 2011 Regular Meeting of Members held on March 18, 2011 (“2011 Proxy Statement”), with payments adjusted for the increase in Peterson’s compensation under the 2011 Employment Agreement.
Nonqualified Option and Unit Appreciation Rights for Peterson
     The Compensation Committee of the Company’s Board has also granted to Peterson an option to purchase up to 150,000 Units of the Company’s Member Units at various prices, along with a right, under certain circumstances, to exchange the option for a cash payment equal to the appreciation on the value of the Units over the exercise price.
     Peterson has the right to purchase up to:
50,000 Units at $1.50 per Unit (Tranche 1);
50,000 Units at $3.00 per Unit (Tranche 2); and
50,000 Units at $4.50 per Unit (Tranche 3).

     Each Tranche will vest at a rate of 10,000 Units (30,000 Units total) each year if Peterson remains employed on May 11 of each year between 2012 through 2016. If Peterson dies or becomes disabled during his employment with the Company, those Units that would have vested on the next May 11, would immediately vest.
     If the Company experiences a change in control, all options immediately become fully vested if the Company is not the surviving entity, or become fully vested if (i) the Company is the surviving entity and (ii) within two years after the change in control, Peterson is terminated by the Company without Cause (as defined below) or he resigns for Good Reason (defined in the Agreement as a material reduction in his duties or his compensation, or a relocation of the Company’s offices greater than 50 miles). Under the option agreement, change in control has the same definition as described in the 2011 Proxy Statement and as provided in the 2011 Employment Agreement.
     Prior to a change in control of the Company and prior to the Units becoming tradable on a national securities exchange, Peterson (or his heirs in the event of death) may only exercise the option as to any vested Units during the 12-month period following his termination of employment as a result of death or disability, or during the 3-month period following termination of employment for any other reason other than Cause.
     Peterson may exercise the options, to the extent vested, by giving notice to the Company and paying the aggregate exercise price for the options exercised. Peterson may turn back Units necessary to pay his tax withholding obligations resulting from the exercise. All options immediately forfeit if Peterson is terminated for Cause, which includes his unlawful conduct, failure to perform his duties after notice from the Board or breach of his fiduciary duties as an officer of the Company.
     In the event of a change in control of the Company, Peterson may, for 30 days beginning on the date of the change in control, exercise the unit appreciation right granted to him in connection with the option and receive cash equal to the appreciation on the number of Units then vested under the option in excess of the exercise price, less required tax withholding, except that the Company may substitute property received by the Unit holders for cash, and may delay payment of a portion of the appreciation until such time as the Unit holders are paid any deferred purchase price for their Units.
     In the event the Units of the Company become tradable on a national securities exchange, Peterson may thereafter, at any time during his employment and for the period following his employment described above, exercise the unit appreciation right and receive a cash payment equal to the appreciation on the number of Units then vested over the exercise price, less required tax withholding. Any Units exercised under the unit appreciation right or the option reduce the number of Units remaining available under the option.
     To the extent not exercised, the option and unit appreciation rights expire on May 10, 2021, (the tenth anniversary of the date of grant) or on the earliest of (i) the 90th day following termination of employment other than for Cause, (ii) the first anniversary of termination of employment as a result of death or disability, or (iii) 30 days following a change in control if the Company is not the surviving entity.
Item 6. Exhibits
     The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC
Date: May 16, 2011	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing
10.1	Master Loan Agreement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated as of April 7, 2011.	Filed electronically

10.2	Multiple Advance Term Loan Supplement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated as of April 7, 2011.	Filed electronically

10.3	Monitored Revolving Credit Supplement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated as of April 7, 2011.	Filed electronically

10.4	Revolving Credit Supplement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated as of April 7, 2011.	Filed electronically

10.5	Second Amended and Restated Employment Agreement dated as of May 11, 2011 between the Company and Richard Peterson.	Filed electronically

10.6	Company Agreement with Richard Peterson Unit Appreciation Right with Tandem Nonqualified Unit Option dated May 15, 2011.	Filed electronically

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically