Form 10-Q
period 2011-06-30
Advanced BioEnergy, LLC
filed 2011-08-12
CIK 1325740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of August 12, 2011, the number of outstanding units was 24,714,180.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	September 30,
	2011	2010
	(Unaudited)
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$20,036	$22,772
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $255 at June 30, 2011 and September 30, 2010	16,686	13,519
Other receivables	898	1,543
Due from broker	369	252
Derivative financial instruments	—	314
Inventories	19,946	14,102
Prepaid expenses	1,998	2,666
Current portion of restricted cash	3,643	4,169

Total current assets	63,576	59,337

Property and equipment, net	168,798	181,701
Other assets:
Restricted cash	2,127	3,145
Notes receivable-related party	490	—
Other assets	1,916	2,014

Total assets	$236,907	$246,197

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$8,080	$4,337
Accrued expenses	6,592	5,818
Current portion of long-term debt (stated principal amount of $14,215 and $19,199 at June 30, 2011 and September 30, 2010, respectively)	15,104	20,045

Total current liabilities	29,776	30,200

Other liabilities	374	628
Deferred income	4,376	4,881
Long-term debt (stated principal amount of $127,638 and $137,203 at June 30, 2011 and September 30, 2010, respectively)	136,417	146,670

Total liabilities	$170,943	$182,379
Members’ equity:
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,234	171,200
Accumulated deficit	(105,270)	(107,382)

Total members’ equity	65,964	63,818

Total liabilities and members’ equity	$236,907	$246,197

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands, except per unit data)

Net sales
Ethanol and related products	$154,848	$90,334	$423,818	$284,915
Other	—	3	358	420

Total net sales	154,848	90,337	424,176	285,335
Cost of goods sold	153,370	86,193	411,783	258,520

Gross profit	1,478	4,144	12,393	26,815
Selling, general and administrative	2,669	2,080	8,400	5,265

Operating income (loss)	(1,191)	2,064	3,993	21,550
Other income	164	8	774	273
Gain on extinguishment of debt	—	17,660	—	17,660
Debt restructuring costs	—	(898)	—	(2,027)
Interest income	27	19	64	77
Interest expense	(764)	(2,379)	(2,692)	(9,799)

Net income (loss)	$(1,764)	$16,474	$2,139	$27,734

Weighed average units outstanding — basic	24,705,180	18,785,894	24,705,180	18,077,727
Weighed average units outstanding — diluted	24,705,180	18,785,894	24,705,180	18,077,727
Income (loss) per unit — basic	$(0.07)	$0.88	$0.09	$1.53
Income (loss) per unit — diluted	$(0.08)	$0.88	$0.08	$1.53

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity
For the Nine Months Ended June 30, 2011

	Member	Member	Accumulated
	Units	Capital	Deficit	Total
	(Unaudited)
	(Dollars in thousands)

MEMBERS’ EQUITY — September 30, 2010	24,714,180	$171,200	$(107,382)	$63,818
Unit compensation expense	—	34	—	34
Distribution to members		—	(27)	(27)
Net income	—	—	2,139	2,139

MEMBERS’ EQUITY — June 30, 2011	24,714,180	$171,234	$(105,270)	$65,964

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,	June 30,
	2011	2010
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$2,139	$27,734
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	16,862	16,509
Gain on extinguishment of debt	—	(17,660)
Debt restructuring costs	—	2,027
Amortization of deferred financing costs	99	99
Amortization of deferred revenue and rent	(517)	(505)
Idle lease liability reduction	(154)	(286)
Amortization of debt discount	—	489
Amortization of additional carrying value	(645)	—
Unit compensation expense	34	35
(Gain) loss on disposal of assets	(8)	10
Unrealized gain on derivative financial instruments	(241)	(9)
Change in risk management activities	314	(99)
Change in working capital components:
Accounts receivable	(2,639)	(1,604)
Inventories	(5,844)	(6,093)
Prepaid expenses	668	(899)
Accounts payable and accrued expenses	4,515	5,029

Net cash provided by operating activities	14,583	24,777

Cash flows from investing activities:
Purchase of property and equipment	(3,951)	(940)
Issuance of notes receivable	(490)	—
Change in other assets and liabilities	154	—
Decrease in restricted cash	1,544	1,113

Net cash provided by (used in) investing activities	(2,743)	173

Cash flows from financing activities:
Payments on debt	(14,549)	(38,844)
Proceeds from issuance of membership units and subscribed units	—	11,253
Distribution to members	(27)	—
Repurchase of units	—	(3)
Payments for debt restructuring costs	—	(2,027)

Net cash used in financing activities	(14,576)	(29,621)

Net increase in cash and cash equivalents	(2,736)	(4,671)
Beginning cash and cash equivalents	22,772	26,367

Ending cash and cash equivalents	$20,036	$21,696

Supplemental disclosure of non cash transactions
Accrued interest transferred to debt	$—	$5,323
Other receivable offset against equipment	—	1,100
Warrant obligation recognized as a liability	—	489
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,401	$4,827

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

1.	Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The financial information as of June 30, 2011 and the results of operations for the nine months ended June 30, 2011 are not necessarily indicative of the results for the fiscal year ending September 30, 2011.

The Company currently operates three ethanol production facilities in the U.S. with a combined production capacity of 195 million gallons per year. The Company commenced operations at the 110 million gallon facility in Fairmont, Nebraska in October 2007. The Company acquired existing facilities in Aberdeen, South Dakota (9 million gallons) and Huron, South Dakota (32 million gallons) in November 2006 and commenced operations at the 44 million gallon Aberdeen expansion facility in January 2008.

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

Level 3:  Valuations incorporating certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

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

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes financial assets and financial liabilities measured at the approximate fair value used to measure fair value (amounts in thousands):

	Total	Level 1	Level 2	Level 3

At June 30, 2011
Liabilities — Warrant Derivative	$231	$—	$—	$231
Liabilities — Derivative Financial Instruments	2	2	—	—
At September 30, 2010
Assets — Derivative Financial Instruments	$314	$314	$—	$—
Liabilities — Warrant Derivative	474	—	—	474

The unit warrants issued contain a strike price adjustment feature. The Company calculated the fair value of the warrants using the Black-Scholes valuation model. During the nine months ended June 30, 2011 and 2010, the Company recognized an unrealized gain of $243,000 and $9,000, respectively, related to the change in the fair value of the warrant derivative liability.

The assumptions used in the Black-Scholes valuation model were as follows:

	June 30,	September 30,
	2011	2010

Market value(1)	$1.50	$1.50
Exercise price	$1.50	$1.50
Expected volatility	57.51%	117.08%
Expected life (years)	1.63	2.00
Risk-free interest rate	0.450%	0.375%
Forfeiture rate	—	—
Dividend rate	—	—

(1)	Market value based on recent unit transactions.

The following table reflects the activity for the unit warrant, the only liability measured at fair value using Level 3 inputs for the nine months ended June 30, 2011 and 2010 (amounts in thousands):

	2011	2010

Beginning balance of warrant derivative	$474	$489
Unrealized gain related to the change in fair value	(243)	(9)

Ending balance	$231	$480

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

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. At all of the Company’s plants, revenue is recognized upon the release of the product for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfer to customers, which generally occurs at the time of shipment. Co-products and related products are generally shipped free on board (“FOB”) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:
Net income (loss) for basic earnings per share	$(1,764)	$16,474	$2,139	$27,734
Increase in fair value of warrant derivative liability	(179)	—	(243)	(9)

Net income (loss) for diluted earnings per share	(1,943)	16,474	1,896	27,725

Denominator:
Basic and diluted common shares outstanding	24,705	18,786	24,705	18,078
Earnings per share basic	$(0.07)	$0.88	$0.09	$1.53

Earnings per share diluted	$(0.08)	$0.88	$0.08	$1.53

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Risks and Uncertainties

The ethanol industry is currently receiving an indirect benefit of the Volumetric Ethanol Excise Tax Credit (“VEETC”) provided to gasoline blenders, which is set to expire on December 31, 2011, after a one-year extension was signed into law on December 17, 2010. This credit provides for a 45-cent a gallon tax credit for gasoline blenders and a 54-cent a gallon tariff on ethanol imports. Although the Renewable Fuels Standard still exists to maintain the demand for ethanol in the United States, the Company is uncertain of the potential impact that the elimination or reduction in the VEETC credit would have on the Company and the overall ethanol industry. In the fiscal third quarter of 2011, several legislative bills were introduced in both the US Senate and House of Representatives to immediately repeal the VEETC. The bills were not part of the debt-reduction package signed into law by President Obama on August 2, 2011, so the credits and tariffs will expire on December 31, 2011 unless additional legislation is passed into law.

2.	Inventories

A summary of inventories is as follows (in thousands):

	June 30,	September 30,
	2011	2010

Corn	$7,867	$3,127
Chemicals	1,507	1,107
Work in process	3,605	2,104
Ethanol	3,514	5,427
Distillers grain	1,182	419
Supplies and parts	2,271	1,918

Total	$19,946	$14,102

3.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	June 30,	September 30,
	2011	2010

Land	$3,999	$3,962
Buildings	21,341	21,341
Process equipment	216,660	215,962
Office equipment	1,658	1,356
Construction in process	3,091	234

	246,749	242,855
Accumulated depreciation	$(77,951)	$(61,154)

Property and equipment, net	$168,798	$181,701

4.	Notes Receivable-Related Party

On June 30, 2011, the Company received a $490,000 promissory note from Ethanol Capital Partners, LP-Series R, Ethanol Capital Partners LP-Series T, Ethanol Capital Partners LP-Series V, Ethanol Investment

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partners, LLC and Tennessee Ethanol Partners, LP in connection with payments the Company made in connection with the settlement of arbitration brought by a former officer of the Company against the Company and related litigation brought against a director of the Company. The note is due on July 1, 2016 and accrues interest at the Prime Rate, adjusted annually. The note is secured by a pledge of 4.4 million units of membership in the Company owned by the entities listed above. Any proceeds from the disposition of these units as well as distributions from the Company to the owners of the units will first go to pay down the promissory note and accrued interest.

5.	Debt

A summary of debt is as follows (in thousands, except percentages):

	June 30,
	2011	June 30,	September 30,
	Interest Rate	2011	2010

ABE Fairmont:
Senior credit facility — variable	3.59%	$34,866	$45,050
Senior credit facility — fixed	7.53%	20,000	20,000
Seasonal line	3.29%	—	—
Subordinate exempt facilities bonds — fixed	6.75%	6,185	7,000

		61,051	72,050
ABE South Dakota:
Senior debt principal — variable	1.77%	77,802	81,352
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	9,668	10,313

		90,470	94,665

Total outstanding		$151,521	$166,715

Additional carrying value of restructured debt	N/A	(9,668)	(10,313)

Stated principal		$141,853	$156,402

The estimated maturities of debt at June 30, are as follows (in thousands):

		Amortization of
		Additional Carrying
	Stated	Value of
	Principal	Restructured Debt	Total

2012	$14,215	$889	$15,104
2013	14,215	1,951	16,166
2014	12,881	2,566	15,447
2015	13,815	2,471	16,286
2016	79,617	1,791	81,408
Thereafter	7,110	—	7,110

Total debt	$141,853	$9,668	$151,521

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Credit Facility for the Fairmont Plant

ABE Fairmont has a senior credit facility with Farm Credit consisting of a term loan (“term loan A”), and a revolving term loan, known as term loan B. At June 30, 2011, the Company also had a $4.0 million revolving credit facility through Farm Credit for financing eligible grain inventory and equity in Chicago Board of Trade (“CBOT”) futures positions, which expires on April 1, 2012. ABE Fairmont also has a revolving credit facility with Farm Credit for financing third-party letters of credit. ABE Fairmont has issued a letter of credit in connection with a rail car lease, thereby fully utilizing the financing available under the $911,000 revolving credit facility as of June 30, 2011. This revolving credit facility expires in February 2012.

At June 30, 2011, ABE Fairmont had $29.9 million outstanding on term loan A. Under the term loan A agreement, ABE Fairmont was originally required make quarterly principal installments of $2.6 million through November 2013, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance in February 2014. In April 2011, ABE Fairmont and Farm Credit amended the term loan A agreement to allow ABE Fairmont to defer the May 2011 payment in order to finance a capital project. The final $2.6 million quarterly principal installment is now due in February 2014, with the remaining unpaid term loan A principal balance due in May 2014. In addition, under the term loan A agreement, for each fiscal year ending through September 30, 2013, ABE Fairmont is required to pay an additional amount equal to the lesser of $8.0 million or 75% of its free cash flow as defined in the agreement. The outstanding loan balance at June 30, 2011 reflects a $5.0 million cash sweep payment made to Farm Credit in December 2010, pursuant to this provision of the agreement.

At June 30, 2011, ABE Fairmont had $25.0 million outstanding on the revolving term loan B (“term loan B”). On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont is required to begin repayment of revolving term loan B in $5.0 million semi-annual principal payments.

ABE Fairmont pays interest monthly at an annualized interest rate of 7.53% on $20.0 million and a variable rate comprised of the 30-day LIBOR plus a fixed rate of 3.40% on the remaining outstanding senior credit facility.

ABE Fairmont’s senior credit facility is secured by a first mortgage on all of ABE Fairmont’s real property and a lien on all of ABE Fairmont’s personal property. The agreement contains financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations.

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

Since the future maximum undiscounted cash payments on the Senior Credit Agreement (including principal, interest and the restructuring fee) exceed the adjusted carrying value, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms will be accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring which will result in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is approximately 0.39% over the Three-Month LIBOR (0.64% at June 30, 2011).

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

6.	Major Customers

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

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreements”), which became effective October 1, 2010. Prior to October 1, 2010, ABE South Dakota’s ethanol was marketed by Gavilon. The Ethanol Agreements require, among other things, that:

(1) Hawkeye Gold must use commercially reasonable efforts to submit purchase orders for, and ABE Fairmont and ABE South Dakota must sell to Hawkeye Gold, substantially all of the denatured fuel grade ethanol produced by ABE Fairmont and ABE South Dakota,

(2) a purchase and sale of ethanol under the Ethanol Agreements must be in the form of either a direct fixed price purchase order, a direct index price purchase order, a terminal storage purchase order, a transportation swap, or a similar transaction that is mutually acceptable to the parties,

(3) ABE Fairmont or ABE South Dakota will pay any replacement or other costs incurred by Hawkeye Gold as a result of any failure to deliver by ABE Fairmont or ABE South Dakota, respectively, and

(4) with certain exceptions, ABE Fairmont and ABE South Dakota will sell substantially all of the ethanol they produce to Hawkeye Gold. The initial term of the ABE Fairmont Agreement is for two years, and provides for automatic renewal for successive 18-month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. ABE Fairmont has provided notice of non-renewal to Hawkeye Gold, and is currently exploring a new agreement with several marketers, including Hawkeye Gold. The initial terms of the ABE South Dakota Ethanol Agreements are for three years and provide for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

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

Sales and receivables from the Company’s major customers were as follows (in thousands):

	June 30,	June 30,
	2011	2010

Hawkeye Gold — Ethanol and Distiller Grains
Nine months revenues (Since January 1, 2010 for prior year)	$369,145	$95,364
Receivable balance at period end	13,665	4,766
Gavilon — Ethanol
Nine months revenues	$—	$148,617
Receivable balance at period end	—	3,693
Dakotaland — ABE South Dakota Distillers Grains
Nine months revenues	$10,320	$9,983
Receivable balance at period end	503	297

7.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distillers grains with forward purchase and sales contracts to reduce volatility in future operating margins. In addition to entering into contracts to purchase 2.5 million bushels of corn and sell 14.3 million gallons of ethanol in which the futures price was not locked, the Company had entered into the following fixed price forward contracts at June 30, 2011 (in thousands):

		Quantity (000s)	Amount	Period Covered

Corn	Purchase Contracts	8,141 bushels	$56,993	Jul-Aug 2011
Ethanol	Sale Contracts	25,183 gallons	66,301	Jul-Aug 2011
Distillers grains	Sale Contracts	43 tons	7,929	Jul-Aug 2011

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

When forward contracts are not available at competitive rates, the Company may engage in hedging activities using exchange- traded futures contracts, OTC futures options or OTC swap agreements. Changes in market price of ethanol-related hedging activities are reflected in revenues while changes in market price of corn- related items are reflected in cost of goods sold. The following table represents the approximate amount of realized and unrealized gains and changes in fair value recognized in earnings on commodity contracts for the three and nine months ended June 30, 2011 and 2010, and the fair value of futures contracts as of June 30, 2011 and September 30, 2010 (in thousands):

	Income Statement	Realized	Unrealized	Total
	Classification	Gain (Loss)	Gain (Loss)	Gain (Loss)

Three months ending June 30, 2011	Cost of Goods Sold	$(2)	$(2)	$(4)
Three months ending June 30, 2010	Cost of Goods Sold	(1,381)	915	(466)
Nine months ending June 30, 2011	Cost of Goods Sold	$88	$(2)	$86
Nine months ending June 30, 2010	Cost of Goods Sold	(614)	(97)	(711)

	Balance Sheet	June 30,	September 30,
	Classification	2011	2010

Derivative financial instrument — futures contract	Current Assets	$—	$314
Derivative financial instrument — futures contract	Current Liabilities	2	—

8.	Members’ Equity

In connection with the annual income tax return in Nebraska, the Company was required to remit withholding tax of approximately $27,000 relating to unit holders not resident in Nebraska. Pursuant to the terms of the Operating Agreement, withholding taxes are treated as distributions and reduce Members’ Equity.

9.	Arbitration Settlement

On June 30, 2011, the Company resolved all open issues related to arbitration brought by a former officer against the Company, and litigation brought by the former officer against a director of the Company. The Company has booked a charge of approximately $0.9 million for the three months ended June 30, 2011, and $3.0 million for the nine months ended June 30, 2011. In addition, the Company incurred legal fees of approximately $0.2 million for the three months ended June 30, 2011 and $0.8 million for the nine months ended June 30, 2011 relating to this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2010 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	margins can be volatile and can evaporate, which may affect our ability to meet current obligations and debt service requirements at our operating entities;

•	our hedging transactions and mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current governmental mandated tariffs, credits and standards may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects caused by indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operating facilities may experience technical difficulties and not produce the gallons of ethanol we expect and insurance proceeds may not be adequate to cover these production disruptions;

•	our units are subject to a number of transfer restrictions and no public market exists for our units, and we do not expect a public market to develop; and

•	the ability of ABE Fairmont and ABE South Dakota to make distributions to ABE in light of restrictions in these subsidiaries’ credit facilities;

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

FACILITIES

The table below provides a summary of our ethanol plants in operation as of June 30, 2011:

		Estimated
	Estimated	Annual	Estimated
	Annual	Distillers	Annual
	Ethanol	Grains	Corn	Primary
Location	Production	Production(1)	Processed	Energy Source	Builder
	(Million gallons)	(000’s Tons)	(Million bushels)

Fairmont, NE	110	334	39.3	Natural Gas	Fagen
Aberdeen, SD(2)	9	27	3.2	Natural Gas	Broin
Aberdeen, SD(2)	44	134	15.7	Natural Gas	ICM
Huron, SD	32	97	11.4	Natural Gas	ICM

Consolidated	195	592	69.6

(1)	Our plants produce and sell wet, modified wet and dried distillers grains. The stated quantities are on a fully dried basis operating at full production capacity.

(2)	Our plant at Aberdeen consists of two separate production facilities that operate on a separate basis.

We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We also believe that these plants are adequately insured for replacement cost plus related disruption expenditures.

The senior credit facility of the ABE Fairmont plant is secured by a first mortgage on the plant’s real property and a security interest lien on the plant’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the ABE Fairmont plant. We pledged a first-priority security interest in and first lien on substantially all of the assets of the ABE South Dakota plants to the collateral agent for the senior creditor of these plants.

ABE Fairmont entered into a new marketing agreement with Hawkeye Gold, which became effective on January 1, 2010. Prior to January 2011, Hawkeye Gold was an affiliate of Hawkeye Energy Holdings, LLC, a 34% owner of the Company’s membership units. Hawkeye Gold was sold by Hawkeye Energy Holdings, LLC to a third party effective January 1, 2011. The marketing agreement with Hawkeye Gold requires, among other things, that Hawkeye Gold must use commercially reasonable efforts to submit purchase orders for, and ABE Fairmont must sell to Hawkeye Gold, substantially all of the denatured fuel-grade ethanol produced by ABE Fairmont. The initial term of the agreement is for two years and provides for automatic renewal for successive 18-month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. ABE Fairmont has provided notice of nonrenewal to Hawkeye Gold and is currently exploring a new marketing agreement with several marketers, including Hawkeye Gold.

ABE South Dakota executed new marketing agreements with Hawkeye Gold, which became effective October 1, 2010. The agreements provide that Hawkeye Gold will use commercially reasonable efforts to submit purchase orders for, and ABE South Dakota will sell to Hawkeye Gold, substantially all of the denatured fuel-grade ethanol produced at the South Dakota plants. The initial term of the agreement is for three years and provides for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. Prior to October 1, 2010, ABE South Dakota’s ethanol was marketed by Gavilon, LLC (“Gavilon”).

Sales of distillers grains have represented 17% and 14% of our revenues for the quarters ended June 30, 2011 and 2010, respectively. When the plants are operating at capacity they produce approximately 592,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn. Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets.

Plan of Operations Through June 30, 2012

Over the next year we will continue our focus on operational improvements at each of our operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and maximizing production output at each of our plants. We will also have a continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies. We are also improving the rail facilities at the Huron plant location, and adding corn oil extraction technology to our Fairmont facility which is expected to be operational before September 30, 2011.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended June 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		Average		Average
	Sold/Consumed	Net Price/Cost	Sold/Consumed	Net Price/Cost
	(In thousands)		(In thousands)

Ethanol (gallons)	49,577	$2.59	49,459	$1.57
Dried distillers grains (tons)	114	184.66	117	89.44
Wet/modified distillers grains (tons)	69	74.03	77	31.20
Corn (bushels)	17,541	$7.02	17,721	$3.37
Gas (mmbtus)	1,369	4.37	1,350	4.41

Net Sales

Net sales for quarter ended June 30, 2011 were $154.8 million compared to $90.3 million for the quarter ended June 30, 2010, an increase of $64.5 million or 71%. The increase in revenues was due to an increase in average prices of ethanol and distillers grains of 65% and 116%, respectively. Ethanol prices rose due to increased demand, general overall motor fuel price increases and commodity inflation, particularly higher corn prices. The price of distillers grains generally follows the price of corn, resulting in higher prices in 2011. During the fiscal quarters ending June 30, 2011 and 2010, 83% and 86%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains.

Cost of Goods Sold

Costs of goods sold for the quarter ending June 30, 2011 were $153.4 million, compared to $86.2 million for the quarter ending June 30, 2010, an increase of $67.2 million or 78%. Costs of goods sold included no hedging gains or losses in the quarter ended June 30, 2011 and a hedging loss of $0.5 million in the quarter ended June 30, 2010. Corn costs represented 80% and 69% of cost of sales for the fiscal quarters ending June 30, 2011 and 2010. Corn costs increased 108% to $7.02 per bushel in the quarter ending June 30, 2011 from $3.37 per bushel for the quarter ending June 30, 2010. The increase in corn cost per bushel was due primarily to the corn crop not being as favorable as the prior year, world-wide commodity inflation, and generally lower corn availability. The Company believes that corn prices will remain high until the size of the next corn crop is determined. Should we experience an unfavorable growing season for the remainder of fiscal 2011, we may continue to experience high corn prices through the remainder of fiscal 2011 and beyond. Natural gas costs represented 4% and 7% of cost of sales for the fiscal quarters ending June 30, 2011 and 2010. Our average gas prices decreased slightly to $4.37 per mmbtu in the quarter ending June 30, 2011 from $4.41 per mmbtu in the quarter ending June 30, 2010.

Gross Profit

Our gross profit for the quarter ending June 30, 2011 was $1.5 million, compared to gross profit of $4.1 million for the quarter ending June 30, 2010. The decrease in gross profit was primarily due to a reduction in the crush margin. We define the crush margin as the price of ethanol per gallon less the costs of corn and natural gas on a per gallon basis. Compared to the quarter ending June 30, 2010, crush margins for the quarter ending June 30, 2011 decreased, as corn prices increased more than ethanol prices on a per gallon basis.

Selling, General, and Administrative Expenses

As a percentage of sales, selling, general and administrative expenses decreased to 1.7% for the quarter ended June 30, 2011 compared to 2.3% for the quarter ended June 30, 2010. Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees as well as certain non-recurring charges. For the quarter ending June 30, 2011, selling, general and administrative expenses were $2.7 million, of which $0.2 million was non-recurring legal expense, and approximately $0.9 million was a charge related to the arbitration settlement as discussed below. Selling, general and administrative expenses were $2.1 million for the quarter ending June 30, 2010, of which $0.3 million was non-recurring legal expense related to the same matter. Excluding non-recurring items, selling, general, and administrative expenses were $1.6 million, or 1.0% of sales, for the quarter ending June 30, 2011, and $1.8 million, or 2.0% of sales, for the quarter ending June 30, 2010.

On June 30, 2011, the Company resolved all open issues relating to the previously reported arbitration brought by a former officer of the Company against ABE, and the previously reported litigation brought by the former officer against a director of the Company. See Item 1, Legal Proceedings, in Part II of this Form 10-Q. The Company has taken a charge of approximately $0.9 million in the third quarter with respect to this matter.

Other Income

Other income for the quarter ended June 30, 2011 was $0.2 million, compared to no income or loss for the quarter ended June 30, 2010. The increase was due to Nebraska Advantage Act refunds, as described below under “Government Programs, Tax Credits and Tax Increment Financing.”

Interest Expense

Interest expense for the quarter ending June 30, 2011 was $0.8 million, compared to $2.4 million for the quarter ended June 30, 2010, a decrease of $1.6 million. The decrease in interest expense is a result of the overall reduction in principal and a reduction in interest rates on ABE South Dakota’s debt after the restructuring in June 2010, as well as scheduled principal payments and sweep payments as required under the credit agreements. As of June 30, 2010, the total principal outstanding was $171.7 million, decreasing to $151.5 million at June 30, 2011. The interest rates on the senior credit facility for ABE South Dakota decreased from a variable rate of 1.85% at June 30, 2010 to a variable rate of 1.77% at June 30, 2011. Prior to the restructuring in June 2010, ABE South Dakota was paying fixed rates between 8.27% and 10.00%. The interest expense at June 30, 2011 also reflects a reduction in interest expense resulting from the amortization of deferred gain that resulted from the debt restructuring.

Gain on Extinguishment of Debt

Effective June 18, 2010, in connection with the restructuring of ABE South Dakota debt, the Company paid $2.85 million as full satisfaction of $19.0 million of bonds and $1.5 million of accrued interest, resulting in a gain on extinguishment of debt of $17.6 million.

Debt Restructuring Costs

The Company incurred legal and professional fees related to the restructuring of ABE South Dakota debt of $0.9 million for the three months ended June 30, 2010.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the nine months ended June 30, 2011 and 2010:

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
		Average		Average
	Sold/Consumed	Net Price/Cost	Sold/Consumed	Net Price/Cost
	(In thousands)		(In thousands)

Ethanol (gallons)	153,322	$2.31	148,371	$1.65
Dried distillers grains (tons)	351	154.91	339	94.68
Wet/modified distillers grains (tons)	234	62.42	260	33.61
Corn (bushels)	54,588	5.87	53,212	3.43
Gas (mmbtus)	4,166	4.27	4,082	4.85

Net Sales

Net sales for the nine months ended June 30, 2011 were $424.2 million compared to $285.3 million for the nine months ended June 30, 2010, an increase of $138.9 million or 49%. The increase in revenues was mainly due to an increase in average prices of ethanol and distillers grains of 40% and 73%, respectively. Ethanol prices rose due to increased demand, general overall motor fuel price increases and commodity inflation, particularly higher corn prices. The price of distiller grains generally follows the price of corn, resulting in higher prices in fiscal 2011. For the nine months ended June 30, 2011 and 2010, 84% and 86%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains.

Cost of Goods Sold

Costs of goods sold for the nine months ended June 30, 2011 were $411.8 million, compared to $258.5 million for the nine months ended June 30, 2010, an increase of $153.5 million or 59%. Costs of goods sold included a corn- related hedging gain of $0.1 million for the nine months ended June 30, 2011 and a hedging loss of $0.7 million for the nine months ended June 30, 2010. Corn costs represented 78% and 71% of cost of sales for the nine months ended June 30, 2011 and 2010, respectively. Corn costs increased 71% to $5.87 per bushel for the nine months ended June 30, 2011 from $3.43 per bushel for the nine months ended June 30, 2010. The increase in corn cost per bushel was due primarily to the corn crop not being as favorable as the prior year, commodity inflation world-wide, and generally lower corn availability. The Company believes that corn prices will remain high until the size of the next corn crop is determined. Should we experience an unfavorable growing season for the remainder of fiscal 2011, we may continue to experience high corn prices through the remainder of fiscal 2011 and beyond. Natural gas costs represented 4% and 8% of cost of sales for the nine months ended June 30, 2011 and 2010. Our average gas prices decreased to $4.27 per mmbtu for the nine months ended June 30, 2011 from $4.85 per mmbtu for the nine months ended June 30, 2010.

Gross Profit

Our gross profit for the nine months ended June 30, 2011 was $12.4 million, compared to gross profit of $26.8 million for the nine months ended June 30, 2010. The decrease in gross profit was primarily due to a reduction in the crush margin. We define the crush margin as the price of ethanol per gallon less the costs of corn and natural gas on a per gallon basis. Compared to the nine months ended June 30, 2010, crush margins for the nine months ended June 30, 2011 decreased, as corn prices increased more than ethanol prices on a per gallon basis.

Selling, General, and Administrative Expenses

As a percentage of sales, selling, general and administrative expenses have increased to 2.0% for the nine months ended June 30, 2011 compared to 1.8% for the nine months ended June 30, 2010. Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees as well as certain non-recurring charges. For the nine months ended

June 30, 2011, selling, general and administrative expenses were $8.4 million, of which $0.8 million was non-recurring legal expense and approximately $3.0 million was a charge related to the arbitration proceedings discussed below. Selling, general and administrative expenses were $5.3 million for the nine months ended June 30, 2010, of which $0.3 million was non-recurring legal expense related to the arbitration proceedings. Excluding non-recurring items, selling, general, and administrative expenses were $4.6 million, or 1.0% of sales, for the nine months ended June 30, 2011, and $5.0 million, or 1.8% of sales, for the nine months ended June 30, 2010.

As discussed above, under the “Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010,” the Company incurred a charge of approximately $3.0 million related to resolution of all issues related to arbitration brought by a former officer.

Other Income

Other income for the nine months ended June 30, 2011 was $0.8 million, compared to $0.3 million for the nine months ended June 30, 2010. The increase was due to a non-recurring refund of certain restructuring fees of $0.1 million, and Nebraska Advantage Act refunds of $0.4 million, as described below under “Government Programs, Tax Credits and Tax Increment Financing.” Other income also includes patronage dividends.

Interest Expense

Interest expense for the nine months ended June 30, 2011 was $2.7 million, compared to $9.8 million for the nine months ended June 30, 2010, a decrease of $7.1 million. The decrease in interest expense is a result of the overall reduction in principal balances and a reduction in interest rates on ABE South Dakota’s debt after the restructuring in June 2010, as well as scheduled principal payments and sweep payments as required by the credit agreements. As of June 30, 2010, the total principal outstanding was $171.8 million, decreasing to $151.5 million at June 30, 2011. The interest rates on the senior credit facility for ABE South Dakota decreased from a variable rate of 1.85% at June 30, 2010 to a variable rate of 1.77% at June 30, 2011. Prior to the restructuring in June 2010, ABE South Dakota was paying fixed rates between 8.27% and 10.00%. The interest expense at June 30, 2011 also reflects a reduction in interest expense resulting from the amortization of deferred gain that resulted from the debt restructuring.

Gain on Extinguishment of Debt

Effective June 18, 2010, in connection with the restructuring of ABE South Dakota debt, the Company paid $2.85 million as full satisfaction of $19.0 million of bonds and $1.5 million of accrued interest, resulting in a gain on extinguishment of debt of $17.6 million.

Debt Restructuring Costs

The Company incurred legal and professional fees related to the restructuring of ABE South Dakota debt of $2.0 million for the nine months ended June 30, 2010.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association, as of June 2011, the estimated ethanol production capacity in the United States is 14.2 billion gallons per year with an additional 0.4 billion gallons under construction or expansion. The demand for ethanol is affected by what is commonly referred to as the “blending wall”, which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 140 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall can be assumed at approximately 14 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended June 30, 2011, the average Chicago Opis Spot Ethanol Assessment was $2.64 per gallon and the average NYMEX RBOB spot gasoline price was $3.10 per gallon, or approximately $0.46 per gallon above ethanol prices.

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

Blending Incentives

The VEETC, often commonly referred to as the “blender’s credit,” was created by the American Jobs Creation Act of 2004. This credit allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. To ensure the blender’s credit spurs growth in domestic production, federal policy has insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. Both the VEETC and the tariff were set to expire on December 31, 2010, but were extended for one year as part of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010” signed into law by President Obama on December 17, 2010. In the fiscal third quarter of 2011, several legislative bills were introduced in the US Senate and House of Representatives to immediately repeal the VEETC. The bills did not become part of the debt-reduction package signed into law by President Obama on August 2, 2011, so the VEETC will expire on December 31, 2011, unless additional legislation is passed into law.

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

Imported Ethanol Tariffs

There is a $0.54 per gallon tariff on imported ethanol, which expires on December 31, 2011. Ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7% of the prior year’s U.S. ethanol production into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. Expiration of this tariff could lead to the importation of ethanol from other countries, which may be a less expensive alternative to ethanol produced domestically. This could affect our ability to sell our ethanol at the price we need to operate profitably. In June 2011, a bill was introduced in the US House of Representatives to repeal the tariff on imported ethanol. The bill did not become part of the debt-reduction package signed into law by President Obama on August 2, 2011, so the tariff will expire on December 31, 2011 as noted above, unless new legislation is passed into law.

Chinese Anti-Dumping Investigation

On December 28, 2010, the Chinese government announced a one-year investigation into the potential violation of anti-dumping laws regarding imported dried distillers grains originating in the United States. The allegation is that the recent surge in imports of U.S. dried distillers grains is undercutting sales of domestically produced dried distillers grains and that U.S. dried distillers grains are being sold at a price lower than the fair market value. If the Chinese government finds evidence of dumping upon conclusion of the investigation on December 28, 2011, a final determination will include the imposition of punitive tariffs on U.S. imports of DDGS to China. Punitive tariffs, if applied, will be significantly higher, as much as 50 percent, for non-cooperating parties. Although the Company does not sell distillers grains directly into China, some of our distillers grains may be sold into China through third parties. The Company has chosen to cooperate with the Chinese government’s investigation, but at this time we are uncertain as to the impact this may have on our business.

COMPETITION

Ethanol

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of June 2011, current U.S. ethanol production capacity is approximately 14.2 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of June 2011, Nebraska had 25 ethanol plants producing an aggregate of 1.8 billion gallons of ethanol per year, and South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, including our plants.

The largest ethanol producers include: Abengoa Bioenergy Corp., Archer Daniels Midland Company, Cargill, Inc., Green Plains Renewable Energy, Inc., POET, LLC and Valero Renewable Fuels. Producers of this size may have an advantage over us from economies of scale and stronger negotiating positions with purchasers. We market our ethanol on a regional and national basis. We believe that we are able to reach the best available markets through the use of experienced ethanol marketers and by the rail delivery methods we use. Our plants compete with other ethanol producers on the basis of price, and, to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices.

Distillers Grains

In the sales of our distillers grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 79% of our distillers grain revenues are derived from the sale of dried distillers grains, which have an indefinite shelf life and can be transported by truck or rail, and 21% as modified and wet distillers grains, which have a shorter shelf life and are typically sold in local markets.

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

Advanced BioEnergy, LLC

ABE had cash and cash equivalents of $2.8 million on hand at June 30, 2011. ABE does not have any debt outstanding as of June 30, 2011. ABE does not expect to make any distributions to its unit holders in the next 12 months. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE Fairmont and ABE South Dakota for services provided in connection with operating the ethanol plants. The primary management services provided include risk management, accounting and finance, human resources and other general management-related responsibilities. From time to time ABE may also receive certain allowable distributions from ABE Fairmont and ABE South Dakota based on the terms and conditions in their respective senior credit agreements. In January 2011, ABE received a distribution from ABE Fairmont of $4.7 million based on the fiscal 2010 financial results of ABE Fairmont. This distribution was subject to ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of its senior secured credit agreement. ABE does not expect any distribution from ABE South Dakota in 2011.

On June 30, 2011, ABE disbursed approximately $3.4 million in settlement of the arbitration proceedings brought by our former chief executive officer. ABE also received a $490,000 promissory note from a related party to offset a portion of the settlement.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $9.6 million and restricted cash of $1.8 million on hand at June 30, 2011. The restricted cash is held in escrow for future debt service payments. As of June 30, 2011, ABE Fairmont had total debt outstanding of $61.1 million consisting of $54.9 million in senior secured credit and $6.2 million of subordinate exempt-facilities revenue bonds. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest payments on its outstanding subordinate exempt revenue bonds. ABE Fairmont is required to make quarterly principal payments of $2.6 million on its senior secured credit. ABE Fairmont has made total principal payments of $0.8 million on the subordinate exempt facilities revenue bonds through June 30, 2011. In April 2011, ABE Fairmont amended the senior secured credit agreement to defer the May 2011 principal payment of $2.6 million in order to finance a capital project. This amendment has the effect of extending the final principal payment on term loan A in 2014 by one quarter.

ABE Fairmont is allowed to make cash distributions to ABE if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principles and other terms contained in its senior secured credit agreement. The distribution is subject to the completion of ABE Fairmont’s annual financial statement audit and ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. The annual distribution based on ABE Fairmont fiscal 2010 financial results was $4.7 million. The distribution was made at the end of January 2011.

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

We believe ABE Fairmont has sufficient financial resources available to fund its current operations and capital expenditure requirements for at least the next 12 months. In addition to the cash on hand, ABE Fairmont has a $4.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires in April 2012. ABE Fairmont also has a revolving credit facility for financing third-party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease, thereby fully utilizing the $911,000 financing available as of June 30, 2011.

ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in compliance with all covenants at June 30, 2011.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $7.6 million and $4.0 million of restricted cash on hand at June 30, 2011. The restricted cash consists of $3.0 million for a debt service payment reserve, and $1.0 million for the construction of certain rail infrastructure at its Huron, South Dakota ethanol facility. As of June 30, 2011, ABE South Dakota had interest bearing term debt outstanding of $77.8 million.

In June 2010, ABE South Dakota entered into an Amended and Restated Senior Credit Agreement dated as of June 16, 2010 (the “Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and WestLB AG, New York Branch, as administrative agent and collateral agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements under the existing senior credit agreement to a senior term loan in an aggregate principal amount equal to $84.3 million. Interest accrued on outstanding term and working capital loans under the existing credit agreement was reduced to zero on June 18, 2010. The principal amount of the term loan facility is payable in equal quarterly payments of $750,000, with the remaining principal amount fully due and payable on June 30, 2016. ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. The Company recorded the restructuring fee as long-term, non-interest bearing debt.

ABE South Dakota’s obligations under the Senior Credit Agreement are secured by a first-priority security interest in all of the equity in and assets of ABE South Dakota.

ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only if (i) ABE South Dakota meets certain financial conditions and, (ii) there is no more than $25 million of principal outstanding on the senior term loan. Loans outstanding under the Senior Credit Agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows.

The Senior Credit Agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the Senior Credit Agreement. The Senior Credit Agreement contains customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control. ABE South Dakota was in compliance with all covenants at June 30, 2011.

We believe ABE South Dakota has sufficient financial resources available to fund current operations, make debt service payments and fund capital expenditure requirements, including the $1.0 million remaining for the rail infrastructure project at Huron, over the next 12 months.

CASH FLOWS

The following table shows our cash flows for the nine months ended June 30, 2011 and 2010:

	Nine Months Ended June 30
	2011	2010
	(In thousands)	(In thousands)

Net cash provided by operating activities	$14,583	$24,777
Net cash provided by (used in) investing activities	(2,743)	173
Net cash used in financing activities	(14,576)	(29,621)

Cash Flow from Operations

Our cash flows from operations for the nine months ended June 30, 2011 were lower compared to the same period in 2010, primarily due to decreased margins during fiscal 2011 and a higher inventory value at June 30, 2011 resulting from increased corn prices in 2011.

Cash Flow from Investing Activities

We used more cash in investing activities in the nine months ended June 30, 2011, compared to the same period in 2010 primarily due to capital expenditures for installation of corn oil extraction equipment at our Fairmont facility, as well as expansion of our rail handling capabilities in Huron. We also received a $490,000 promissory note from a related party in conjunction with the June 2011 settlement of arbitration brought by a former officer against the Company and litigation against a director of the Company.

Cash Flow from Financing Activities

We used significantly less cash for financing activities during the nine months ended June 30, 2011, compared to the same period in 2010. This was due to the restructuring of the debt in ABE South Dakota in June 2010, which resulted in a reduction of outstanding principal.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	June 30, 2011	June 30,	September 30,
	Interest Rate	2011	2010

ABE Fairmont:
Senior credit facility — variable	3.59%	$34,866	$45,050
Senior credit facility — fixed	7.53%	20,000	20,000
Seasonal line	3.29%	—	—
Subordinate exempt facilities bonds — fixed	6.75%	6,185	7,000

		61,051	72,050
ABE South Dakota:
Senior debt principal — variable	1.77%	77,802	81,352
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	9,668	10,313

		90,470	94,665

Total outstanding		$151,521	$166,715

Additional carrying value of restructured debt	N/A	(9,668)	(10,313)

Stated principal		$141,853	$156,402

The estimated maturities of debt at June 30, are as follows (in thousands):

		Amortization of
		Additional Carrying
	Stated	Value of
	Principal	Restructured Debt	Total

2012	$14,215	$889	$15,104
2013	14,215	1,951	16,166
2014	12,881	2,566	15,447
2015	13,815	2,471	16,286
2016	79,617	1,791	81,408
Thereafter	7,110	—	7,110

Total debt	$141,853	$9,668	$151,521

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

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, interest rate swaps, derivative financial instruments, accounts receivable, accounts payable, accrued expenses and long-term debt. We estimate the fair value of the long-term debt based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont and ABE South Dakota approximate fair value. We estimate the fair value of all other financial instruments to approximate carrying value due to the short-term nature of these instruments.

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

GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. As of June 30, 2011, we have received approximately $4.0 million in refunds under the Nebraska Advantage Act. We anticipate earning investment credits for certain sales taxes paid on construction costs, up to 10% of the cost of the Fairmont plant construction, and up to 10% of new asset additions. These investment credits can be used to offset Nebraska sales, use, and income tax. Under the Nebraska Advantage Act, we also anticipate earning employment credits for 5% of the annual costs of the newly created employment positions, which can be used to offset future payroll taxes. We will continue to earn additional investment and employment credits under the Nebraska Advantage Act through the tax year ended September 30, 2014. These credits can be carried over until used, but will expire on September 30, 2020. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or credits or deductions.

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

COMMODITY PRICE RISK

We consider our principal market risk to be the potential changes in commodity prices and their effect on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended June 30, 2011, sales of ethanol represented 83.0% of our total revenues and corn costs represented 80.0% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At June 30, 2011, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $2.56 and $6.29, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represent 17% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grains spot price for Nebraska and South Dakota local customers were $185 and $174 per ton, respectively, at June 30, 2011.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 3.9% of total cost of goods sold for the quarter ended June 30, 2011. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At June 30, 2011, the price of natural gas on the NYMEX was $4.37 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At June 30, 2011 we guaranteed prices representing 76.6% of our estimated ethanol production through August 2011 by entering into flat-priced contracts. At June 30, 2011 we had entered into forward sale contracts representing 43.7% of our expected distillers grains production and we had entered into forward purchase contracts representing 69.3% of our current corn requirements through August 2011. At June 30, 2011, prices of 65.3% of our expected gas usage through August 2011 were fixed with our natural gas providers.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume(1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)

Ethanol	94.3	gallons	10.0%	$2.56	$24.1
Distillers grains	0.42	tons	10.0%	180.21	7.6
Corn	37.0	bushels	10.0%	6.29	23.3
Natural gas	3.0	mmbtus	10.0%	4.37	1.3

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 51.7% of our expected annual gallons capacity of 195 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 29.2% of our expected annual distillers grains production of

592,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 46.8% of our estimated current 69.6 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in 44% of our gas usage.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of June 30, 2011.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of June 30, 2011, we had $112.7 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest would change by $1.13 million.

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

Stephenson v. Advanced BioEnergy, LLC. (Arbitration Matter)

As previously disclosed, pursuant to a Settlement Agreement dated as of June 30, 2011, the “Company” resolved all open issues related to: (i) previously reported pending arbitration brought by Revis L. Stephenson III, a former officer of ABE, against ABE (“Stephenson Arbitration”); (ii) previously reported litigation brought by Stephenson against Clean Energy Capital, LLC, a Delaware limited liability company (“CEC”), and Scott Brittenham (“Brittenham”), a director of ABE and an officer of CEC (the “Stephenson Lawsuit”); and (iii) the payment of legal fees by ABE in satisfaction of claims for indemnification by Brittenham in the Stephenson Lawsuit.

Under the terms of the Settlement Agreement and a separate Master Agreement dated as of June 30, 2011 (“Master Agreement”): (i) ABE agreed to pay $3.4 million to Stephenson; (ii) ABE agreed to pay $80,000 in legal fees and costs incurred by Brittenham, CEC and the CEC Obligors, in complete satisfaction of ABE’s indemnification obligations to Brittenham in connection with the Stephenson Lawsuit; and (ii) the CEC Obligors (as defined below) agreed to jointly and severally reimburse ABE for $450,000 of the $3.4 million and $40,000 of the legal fees and expense by delivery of a $490,00 note (“Note”).

The Master Agreement was entered into between by and among ABE, CEC, Ethanol Investment Partners, LLC, a Delaware limited liability company (“EIP”), Ethanol Capital Partners, LP — Series R, a Delaware limited partnership, Ethanol Capital Partners, LP — Series T, a Delaware limited partnership, Ethanol Capital Partners, LP — Series V, a Delaware limited partnership, and Tennessee Ethanol Partners, LP, a Delaware limited partnership (each limited partnership is referred to as a “CEC Partnership” and collectively the “CEC Partnerships”; and the CEC Partnerships and EIP are collectively referred to as the “CEC Obligors”).

Each CEC Obligor entered into and delivered to ABE a pledge agreement (the “Pledge”) dated as of June 30, 2011, under which it pledged its units of membership interest in ABE to collateralize its obligations under the Note. The CEC Obligors own and pledged a total of 4,423,499 units of membership interest of ABE, (subject in the case of one CEC Obligor to a prior pledge to CEC), which is approximately 17.1% of ABE’s outstanding units of membership interests. CEC has agreed to guarantee payment of principal and interest under the Note (“Guarantee”).

On June 30, 2011, all payments were made, and the Note, Pledge, and Guarantee were entered into and delivered.

Item 1A.	Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Not applicable.

Item 5.	Other Information

Frequency of Say on Pay Votes

In the Company’s Proxy Statement for the Regular Meeting of Members held on March 18, 2011, the Board of Directors included a nonbinding advisory member vote regarding the frequency of future advisory votes on executive compensation. The Company recommended members vote in favor of holding the advisory vote on an annual basis and 95% of the units voting on this matter voted in favor of holding the member advisory vote on executive compensation on an annual basis. In light of the voting results and consistent with its recommendation to members, the Company has decided to include the advisory member vote on executive compensation on an annual basis until the next advisory vote on the frequency of the member vote on executive compensation.

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

Date: August 12, 2011

EXHIBIT INDEX

Exhibit
No	Description	Method of Filing

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101	The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2011 and September 30, 2010 ; (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Changes in Member’s Equity for the nine months ended June 30, 2011; and (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010; (v) Notes to the Consolidated Financial Statements.	Filed Electronically