Form 10-K
period 2011-09-30
Advanced BioEnergy, LLC
filed 2011-12-28
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

Commission file number: 000-52421

ADVANCED BIOENERGY, LLC

(Exact name of Registrant as Specified in its Charter)

Delaware	20-2281511
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8000 Norman Center Drive, Suite 610

Bloomington, MN 55437

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

As of December 1, 2011, the number of outstanding units was 24,714,180.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2012 Annual Meeting of Members are incorporated by reference into Part III.

ADVANCED BIOENERGY, LLC

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

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

•	our margins can be volatile and could evaporate, which may impact our ability to meet current obligations and debt service requirements at our operating entities;

•	our hedging transactions and mitigation strategies could be unsuccessful and could materially harm our results;

•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current governmental mandated tariffs, credits and standards may be reduced or eliminated;

•	alternative fuel additives may be developed that are superior to, or cheaper than, ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operation facilities may experience technical difficulties and not produce the gallons of ethanol expected; and

•	our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect one to develop.

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

INTELLECTUAL PROPERTY

Advanced BioEnergy™, our logos and the other trademarks, trade names and service marks of Advanced BioEnergy mentioned in this report are our property. This report also contains trademarks and service marks belonging to other entities.

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

COMPANY OVERVIEW

Advanced BioEnergy, LLC (“Company”, “we”, “our”, “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers grains, and corn oil. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly over the last few years as the use of ethanol reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice, and decreases the amount of crude oil the U.S. needs to import from foreign sources.

To execute our business plan, we entered into financial arrangements to build and operate an ethanol production facility in Fairmont, Nebraska, and we separately acquired ABE South Dakota, LLC (f/k/a Heartland Grain Fuels, LP) in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We commenced construction of our Fairmont, Nebraska plant in June 2006, and commenced operations in November 2007. We commenced construction of our expansion facility in Aberdeen, South Dakota in April 2007, and commenced operations in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) which owns and operates the Fairmont, Nebraska plant and ABE South Dakota, LLC (“ABE South Dakota”) which owns and operates ethanol facilities in Aberdeen and Huron, South Dakota.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one operating segment.

FACILITIES

The table below provides a summary of our dry mill ethanol plants in operation as of September 30, 2011:

Location	Opened	Estimated Annual Ethanol Production	Estimated Annual Distillers Grains Production(1)	Estimated Annual Corn Processed	Primary Energy Source	Builder
		(Million gallons)	(000’s Tons)	(Million bushels)
Fairmont, NE	November 2007	110	334	39.3	Natural Gas	Fagen
Aberdeen, SD(2)	December 1992	9	27	3.2	Natural Gas	Broin
Aberdeen, SD(2)	January 2008	44	134	15.7	Natural Gas	ICM
Huron, SD	September 1999	32	97	11.4	Natural Gas	ICM

Consolidated		195	592	69.6

(1)	Our plants produce and sell wet, modified, and dried distillers grains. The stated quantities are on a fully dried basis operating at full production capacity.
(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis.

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

ETHANOL

Ethanol sales have represented 83.2%, 85.5% and 80.8% of our revenues in the years ended September 30, 2011, 2010 and 2009, respectively. In 2010, the United States produced and consumed 13.2 billion gallons of ethanol representing 9.6% of the 138.0 billion gallons of finished motor gasoline consumed. The United States consumed 7.3 billion gallons, exported 0.7 billion gallons, and produced 8.0 billion gallons of ethanol in the first seven months of 2011. Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and as a gasoline alternative.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles. To further drive growth in ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the Environmental Protection Agency (“EPA”) to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. A final decision was announced on October 13, 2010 which will allow for E15 usage in 2007 and newer vehicles. On January 21, 2011, the EPA expanded E15 usage to 2001 and newer vehicles.

The Renewable Fuels Standard

The Renewable Fuels Standard (“RFS”) is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. We believe the RFS2 program will increase the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. The RFS2 requires that 15.2 billion gallons be sold or dispensed in 2012, increasing to 36.0 billion gallons by 2022, representing 7% of the anticipated gasoline and diesel consumption in 2022. In 2011, RFS2 requires refiners and importers to blend renewable fuels totaling at least 8.01% of total fuel volume, of which 7.23% of total fuel volume can be derived from corn-based ethanol.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

Year	Total Renewable Fuel Requirement	Cellulosic Ethanol Minimum Requirement	Biodiesel Minimum Requirement	Advanced Biofuel	RFS Requirement That Can Be Met With Corn-Based Ethanol
2012	15.20	0.50	1.00	2.00	13.20
2013	16.55	1.00	—	2.75	13.80
2014	18.15	1.75	—	3.75	14.40
2015	20.50	3.00	—	5.50	15.00
2016	22.25	4.25	—	7.25	15.00
2017	24.00	5.50	—	9.00	15.00
2018	26.00	7.00	—	11.00	15.00
2019	28.00	8.50	—	13.00	15.00
2020	30.00	10.50	—	15.00	15.00
2021	33.00	13.50	—	18.00	15.00
2022	36.00	16.00	—	21.00	15.00

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

E85, a Gasoline Alternative

Ethanol is the primary blend component in E85. The number of service stations that sell E85 has grown rapidly, and, as of October 24, 2011, 2,459 retail stations currently supplied it in the U.S. The National Ethanol Vehicle Coalition estimates that there are more than 8.5 million flexible fuel vehicles, or FFVs, on the road in the U.S. today.

Blending Incentives

The Volumetric Ethanol Excise Tax Credit (“VEETC”), often commonly referred to as the “blender’s credit”, was created by the American Jobs Creation Act of 2004. This credit allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. To ensure the blender’s credit spurs growth in domestic production, federal policy has insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. Both the VEETC and the tariff were set to expire on December 31, 2010, but were extended for one year as part of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010” signed into law by President Obama on December 17, 2010. The VEETC and tariff are expected to expire on December 31, 2011. We do not know what effect the expiration of these incentives will have on our business, but there could be an adverse affect on our profitability.

California Low Carbon Fuel Standard

In April 2009, the California air regulators approved the Low-Carbon Fuel Standard aimed at achieving a 10% reduction in motor vehicle emissions of greenhouse gases by 2020. Other states may adopt similar legislation, which may lead to a national standard. The regulation requires that providers, refiners, importers and blenders ensure that the fuels they provide in the California market meet a declining standard of carbon intensity. This rule calls for a reduction of greenhouse gas emissions associated with the production, transportation and consumption of a fuel. The emissions score also includes indirect land-use change pollution created from converting a forest to cultivated land for corn feedstock. The final regulation contains a provision to review the measurement of the indirect land-use effects and further analysis of the land-use values and modeling inputs.

This standard and others to follow may impact the way ethanol producers procure feedstocks, produce dry distillers grains and market and transport ethanol and distillers grains. Ethanol produced through low carbon methods, including imported ethanol made from sugarcane, may be redirected to certain markets and U.S. producers may be required to market their ethanol in other regions with possible material adverse effects on our profitability.

Imported Ethanol Tariffs

There is a $0.54 per gallon tariff on imported ethanol, which expires on December 31, 2011, after a one year extension was signed into law on December 17, 2010. Ethanol imports from 24 countries in Central America and the Caribbean region are exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. Expiration of this tariff could lead to the importation of ethanol from other countries, which may be a less expensive alternative to ethanol produced domestically. This could impact our ability to sell our ethanol at the price we need to operate profitably. On December 2, 2011, a bill was introduced in the U.S. House of Representatives to extend the tariff until January 1, 2015. It is not possible to predict the likelihood of this legislation becoming law at this time.

Chinese Anti-Dumping Investigation

On December 28, 2010, the Chinese government announced a one-year investigation into the potential violation of anti-dumping laws regarding imported dried distillers grains (“DDGs”) originating in the United States. The allegation is that the recent surge in imports of U.S. dried distillers grains is undercutting sales of domestically produced dried distillers grains and that U.S. dried distillers grains are being sold at a price lower than the fair market value. If the Chinese government finds evidence of dumping upon conclusion of the investigation on December 28, 2011, a final determination will include the imposition of punitive tariffs on U.S. exports of DDGs to China. Punitive tariffs, if applied, will be significantly higher, as much as 50 percent, for non-cooperating parties. Although the Company does not sell distillers grains directly into China, some of our distillers grains may be sold into China through third parties. The Company has chosen to cooperate with the Chinese government’s investigation, but at this time we are uncertain as to the impact this may have on our business. China was the second largest export market for U.S. distillers grains in the first eight months of 2011, after Mexico. Any imposition of tariffs could reduce the market price of distillers grains in the U.S., as it would most likely decrease the volume of exports to China.

European Union Anti-Dumping Investigation

On November 24, 2011, the European Union (EU) initiated anti-dumping and countervailing duty investigations regarding U.S. exports of ethanol to Europe and current U.S. policies surrounding ethanol production and use. Specifically at issue is federal and state incentives to producers and/or blenders of ethanol, which the EU alleges are allowing U.S. exports to be sold below fair market value in the EU. Preliminary findings are due by August 24, 2012. The EU could potentially impose anti-dumping and anti-subsidy tariffs for periods of six months to five years, should it find evidence of dumping. The Company does not export any ethanol to Europe at this time. Any imposition of tariffs could reduce U.S. exports to Europe, and possibly other export markets. A reduction of exports to Europe could have an adverse effect on domestic ethanol prices, as the available supply of ethanol for the domestic market would increase.

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of September 2011, current U.S. ethanol production capacity is approximately 14.7 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of September 2011, Nebraska had 26 ethanol plants producing an aggregate of 2.0 billion gallons of ethanol per year, and South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, including our plants.

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

Ethanol Marketing

ABE Fairmont entered into a new marketing agreement with Hawkeye Gold, LLC (“Hawkeye Gold”) that became effective on January 1, 2010, and were amended on September 30, 2011. Prior to January 2011, Hawkeye Gold was an affiliate of Hawkeye Energy Holdings, LLC (“Hawkeye”), a 34% owner of the Company’s membership units. Hawkeye sold Hawkeye Gold in January 2011, but as part of the sale price will receive continuing royalty payments from Hawkeye Gold related to 2011 and 2012 revenues from legacy customers, including the Company. The marketing agreement with Hawkeye Gold requires, among other things, that Hawkeye Gold must use commercially reasonable efforts to submit purchase orders for, and ABE Fairmont must sell, substantially all of the denatured fuel-grade ethanol produced by ABE Fairmont. The agreement expires April 30, 2013, and provides for automatic renewal for successive 18-month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

ABE South Dakota executed new marketing agreements with Hawkeye Gold that became effective October 1, 2010, and were amended on September 30, 2011. The agreements provide that Hawkeye Gold will use commercially reasonable efforts to submit purchase orders for, and ABE South Dakota will sell to Hawkeye Gold, substantially all of the denatured fuel-grade ethanol produced at the South Dakota plants. The agreement expires on April 30, 2013, and provides for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. Prior to October 1, 2010, ABE South Dakota’s ethanol was marketed by Gavilon, LLC (“Gavilon”).

CO-PRODUCTS

Sales of distillers grains have represented 16.6%, 14.2% and 19.2% of our revenues for the years ended September 30, 2011, 2010 and 2009. When the plants are operating at capacity they produce approximately 592,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn used. Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains, modified wet distillers grains with solubles, known as modified distillers grains, and dry distillers grains with solubles. Modified distillers grains have been dried to approximately 50% moisture, have a slightly longer shelf life than wet of approximately 10 days, and are often sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

In August 2011, we implemented corn oil extraction technology at our Fairmont plant, and intend to implement the technology at our Aberdeen facility in 2012. The corn oil systems are designed to extract non-edible corn oil during the thin stillage evaporation process immediately prior to production of distillers grains. Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than the water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers grains. The corn oil product is primarily marketed as a livestock feed supplement or to the biodiesel market.

Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Our corn oil is primarily sold by truck to biodiesel manufacturers.

Competition

In the sales of distillers grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 80% of our distillers grain revenues are derived from the sale of dried distillers grains, which has an indefinite shelf life and can be transported by truck or rail, 6% as modified and 14% as wet, which have a shorter shelf life and are typically sold in local markets.

In the sales of corn oil, we compete with other ethanol producers. Many producers are adding corn oil technology to their facilities.

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

ABE Fairmont signed a marketing agreement on July 24, 2011 with Tenaska Biofuels, LLC, for marketing the sale of all the corn oil produced by the Fairmont plant. The initial term of the agreement expires January 24, 2012, and will be followed by one year renewal terms unless terminated by one of the parties to the agreement.

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol primarily by processing corn. Other possible feeds are grain sorghum, or other cellulosic materials. The corn is received by truck, weighed, unloaded in a receiving building, and then conveyed to storage silos. Thereafter, it is transferred to a scalper to remove rocks, cobs, and other debris before it is fed to a hammer mill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-sugar conversion. The grain slurry is pumped into fermenters, where yeast is added, to begin the batch-fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the corn mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually natural gasoline. The 200-proof alcohol and 2.0-2.5% denaturant constitute denatured fuel ethanol.

Corn mash left over from distillation is pumped into a centrifuge for dewatering. The liquid from the centrifuge, known as thin stillage, is then pumped from the centrifuges to an evaporator, where it is concentrated into a syrup. The solids that exit the centrifuge, known as the wet cake, are conveyed to the dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process produces distillers grains with solubles, which is used as a high-protein/fat animal-feed supplement. Dry-mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains; modified wet distillers grains with solubles, known as modified distillers grains; and dry distillers grains with solubles, known as dry distillers grains. Wet and modified distillers grains have been dried to approximately 67% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers grains. The corn oil is then pumped into storage tanks before being loaded onto trucks for sale.

RAW MATERIALS

Corn

In 2010, the ethanol industry consumed approximately 4.7 billion bushels of corn, which approximated 37.9% of the 12.4 billion bushels of 2010 domestic corn production.

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

We purchase corn through cash fixed-priced contracts and other physical delivery contracts. Our forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed-prices or prices based on the Chicago Board of Trade (“CBOT”) prices. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. We purchase approximately 90% of the ABE Fairmont corn from commercial elevators and the remainder from local corn producers. Except for the grain origination agreement with South Dakota Wheat Growers Association, we have no other significant contracts, agreements or understandings with any grain producer.

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

Natural Gas

When our facilities operate at capacity, they require approximately 5.4 million British Thermal Units (“mmbtu”) of natural gas per year. Natural gas prices and availability are affected by weather conditions and overall economic conditions. We have constructed our own natural gas pipelines for the Aberdeen and Fairmont plants. These pipelines originate at interstate transport pipelines and allow our plants to source gas from various national marketers without paying transportation cost to the local utility. We purchase natural gas from local utilities and national suppliers for our Huron plant. We hedge a portion of our exposure to natural gas price risk from time to time by using fixed-price or futures contracts.

Shipment of Ethanol by Rail Car

We transport our ethanol to our customers primarily via tanker rail cars. As of December 1, 2011, we were leasing approximately 536 ethanol tank cars whose leases expire at varying times over the next three years. As a result of the recent and ongoing economic slowdown in the United States over the past few years, rail car manufacturers have reduced their production of new rail cars. This reduction, combined along with increased demand for tankers for the oil industry as a result of increased production in Western North Dakota and Eastern Montana, has severely constrained the available supply of tanker rail cars. If we have to sign new leases at prices significantly in excess of our current lease rates, our future profitability could be adversely affected. In addition, if we are unable to procure sufficient replacement tanker cars when our current leases expire, we would have to curtail or cease production as we would be unable to transport our ethanol to customers.

ENVIRONMENTAL MATTERS

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. Any violation of these laws and regulations or permit conditions could result in substantial fines, natural resource damage, criminal sanctions, damage claims from third parties, permit revocations or facility shutdowns. We believe we are currently in substantial compliance with environmental laws and regulations and do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. However, our business is still subject to risks associated with environmental and other regulations and associated costs. Protection of the environment requires us to incur expenditures for equipment, processes and permitting. Although we include significant pollution control equipment in our production facilities, our capital expenditures for environmental controls in 2011 were not material, and we do not expect material expenditures for environmental controls in 2012.

EMPLOYEES

As of December 1, 2011, we had 129 full-time employees. None of our employees are covered by a collective bargaining agreement.

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

RISKS RELATED TO OUR BUSINESS

Current ABE Fairmont and ABE South Dakota debt financing agreements contain restrictive covenants. Our failure to comply with applicable debt financing covenants and agreements could have a material adverse effect on our business, results of operations and financial condition.

The terms of our existing debt financing agreements contain, and any future debt financing agreements we enter into may contain, financial, maintenance, organizational, operational or other restrictive covenants. If ABE Fairmont and ABE South Dakota are unable to comply with these covenants or service their debt, we may be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, any of which could result in a material adverse effect upon our business, results of operations and financial condition.

Our financial performance is highly dependent on commodity prices, which are subject to significant volatility, uncertainty, and supply disruptions, so our results may be materially adversely affected.

Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas, and by the selling price for ethanol, distillers grains, corn oil and gasoline, which are commodities. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no control. We purchase our corn in the cash market, and from time to time, hedge corn price risk through futures contracts, options and over-the-counter instruments to reduce short-term exposure to price fluctuations. We experienced aggregate corn-related hedging losses of $743,000, $49,000, and $3.2 million in fiscal 2011, 2010, and 2009, respectively, and these losses may be greater in the future.

Our revenues exclusively depend on the market prices for ethanol, distillers grains and corn oil. These prices can be volatile due to a number of factors, including overall supply and demand, the price of gasoline, the level of government support and the availability and price of competing products. The price of ethanol tends to increase as the price of gasoline increases, and decrease as the price of gasoline decreases. Therefore, any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may reduce revenues.

Certain members beneficially own a large percentage of our units, which may allow them to collectively control substantially all matters requiring member approval and, certain of our principal members, including Hawkeye Energy Holdings, LLC and Clean Energy Capital, LLC (f/k/a Ethanol Capital Management, LLC) (“CEC”), have been granted other special voting rights.

In August 2009, we and each of our then current directors, South Dakota Wheat Growers Association, CEC and Hawkeye executed a Voting Agreement (the “Voting Agreement”). The Voting Agreement, among other things, requires the parties to (a) nominate for election to the board two designees of Hawkeye, two designees of CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of these designees, (c) vote (or act by written consent) all units (or other voting equity securities) of the Company they beneficially own, hold of record or otherwise control at any time, in person or by proxy, to elect each of the designees to the board, (d) not take any action that would result in (and take any action necessary to prevent) the removal of any of the designees from the board or the increase in the size of the board to more than nine members without the consent of the Hawkeye, CEC and Chief Executive Officer, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. The Company has also granted Hawkeye board observation rights under the Voting Agreement. At October 31, 2011, the parties to the Voting Agreement held in the aggregate approximately 57% of the outstanding units of the Company.

As a result of the Voting Agreement, Hawkeye and CEC have the ability to significantly influence the outcome of any actions taken by our board of directors. In addition, given the large ownership of these two entities, they can significantly influence other actions, such as amendments to our operating agreement, mergers, going private transactions, and other extraordinary transactions, and any decisions concerning the terms of any of these transactions. The ownership and voting positions of these members may have the effect of delaying, deterring, or preventing a change in control or a change in the composition of our board of directors. These members may also use their contractual rights, including access to management, and their large ownership position to address their own interests, which may be different from those of our other members.

We are required to sell substantially all of our ethanol (and part of our distillers grains) to Hawkeye Gold, (formerly an affiliate of Hawkeye), which may place us at a competitive disadvantage and reduce profitability.

We entered into Exclusive Ethanol Marketing Agreements with Hawkeye Gold to sell all of our ethanol. ABE Fairmont executed an Exclusive Ethanol Marketing Agreement dated as of August 28, 2009 with Hawkeye Gold (the “ABE Fairmont Ethanol Agreement”) that became effective on January 1, 2010. ABE South Dakota executed Exclusive Ethanol Marketing Agreements dated as of April 7, 2010 with Hawkeye Gold (the “ABE South Dakota Ethanol Agreements”, and together with the ABE Fairmont Ethanol Agreement, the “Ethanol Agreements”) that became effective October 1, 2010. Prior to January 2011, Hawkeye Gold was an affiliate of Hawkeye, a 34% owner of our outstanding membership interests. Hawkeye sold Hawkeye Gold in January 2011, but as part of the sale price will receive continuing royalty payments from Hawkeye Gold related to 2011 and 2012 revenues from legacy customers, including the Company.

The Ethanol Agreements require, among other things, that (1) Hawkeye Gold must use commercially reasonable efforts to submit purchase orders for, and ABE Fairmont and ABE South Dakota must sell, substantially all of the denatured fuel grade ethanol produced by ABE Fairmont and ABE South Dakota, (2) a purchase and sale of ethanol under the Ethanol Agreements must be in the form of either a direct fixed price purchase order, a direct index price purchase order, a terminal storage purchase order, a transportation swap or similar transaction that is mutually acceptable to the parties, (3) ABE Fairmont or ABE South Dakota will pay any replacement or other costs incurred by Hawkeye Gold as a result of any failure to deliver by ABE Fairmont or ABE South Dakota, respectively, and (4) with certain exceptions, ABE Fairmont and ABE South Dakota will sell substantially all of the ethanol they produce to Hawkeye Gold. The initial term of the ABE Fairmont Agreement expires April 30, 2013, and provides for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. The initial terms of the ABE South Dakota Ethanol Agreements expire April 30, 2013 and provide for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. Effective October 1, 2010, ABE South Dakota entered into a similar marketing agreement with Hawkeye Gold for the sale of distillers grains produced at its Aberdeen plants, whose initial term expires September 30, 2013. Hawkeye Gold may not effectively manage the logistics of ABE Fairmont and ABE South Dakota’s rail cars to ensure ABE Fairmont and ABE South Dakota will be able to continue producing ethanol without exceeding their storage capacity, resulting in unplanned slowdowns or shut downs or may not otherwise successfully market ABE’s ethanol (and distillers grains). A default by Hawkeye Gold in its obligations to ABE Fairmont or ABE South Dakota, ABE Fairmont’s or ABE South Dakota’s failure to obtain the best price for their ethanol, or Hawkeye Gold’s failure to effectively manage logistics may negatively affect our profitability.

We depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.

We currently have agreements with a third-party marketing firms including Hawkeye Gold, to market all of the ethanol we produce as well as the distillers grains produced at the ABE South Dakota Aberdeen plants. We contracts with third parties to market the sale of distillers grains produced at the South Dakota Huron plant, and corn oil produced at the Fairmont plant. If the ethanol or co-product marketers breach their contracts or do not have the ability, for financial or other reasons, to market all of the ethanol we produce or to market the co-products produced at the South Dakota plants or corn oil produced at our Fairmont plant, we may not have any readily available alternative means to sell our products. Our lack of a sales force and reliance on third parties to sell and market most of our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and co-products may result in lower revenues and reduced profitability.

We are exposed to credit risk resulting from the non-payment from significant customers.

We have a concentration of credit risk since our subsidiaries generally sell all of their ethanol to a single customer. We have increased in-house sales of distillers grains, which results in credit risks from new customers. Although payments are typically received within twenty days from the date of sale for ethanol and distillers grains, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to make payments to us for our accounts receivable or to provide inventory to us on advances may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due. As of September 30, 2011, the total receivable balance at ABE Fairmont was $10.2 million, of which 68% was due from one customer, and the total receivable balance at ABE South Dakota was $4.6 million of which 97% was due from two customers.

Our profitability is dependent on the spread between ethanol and corn prices, which can vary significantly.

Gross profit on gallons produced at our facilities, which accounts for the substantial majority of our operating income, is principally dependent on the spread between ethanol and corn prices. During fiscal 2011, the price of corn increased at a faster rate than the price of ethanol, resulting in a reduction in our margins.

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

Natural gas costs represented approximately 4.2% of our cost of goods sold in the year ended September 30, 2011. We rely upon third parties for our supply of natural gas, which is consumed in the production of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, hurricanes in the Gulf of Mexico, and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to produce ethanol. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. Natural gas prices over the period from January 1, 2001 through October 1, 2011, based on the New York Mercantile Exchange or NYMEX, daily futures data, have ranged from a low of $1.83 per million British Thermal Units, or mmbtu, on September 26, 2001 to a high of $15.38 per mmbtu on December 13, 2005. At September 30, 2011, the NYMEX price of natural gas was $3.67 per mmbtu.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results.

We are exposed to a variety of market risks, including the effects of changes in commodity prices. We may engage in hedging activities using exchange traded futures and options contracts, OTC futures or OTC swap agreements. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. We experienced aggregate corn-related hedging losses of $743,000, $49,000 and $3.2 million in fiscal 2011, 2010 and 2009, respectively. There is no assurance that we will not experience greater hedging losses in the future. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, failure to have adequate capital to use various hedging strategies may result in a loss for our company or expose us to substantial risk of loss.

The supply of ethanol rail cars in the market is extremely tight which could affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire .

We currently lease approximately 536 ethanol tanker cars whose leases expire at varying times over the next three years. We require tanker cars to ship our ethanol to customers, and would have to curtail or cease production should we not have sufficient cars available. The rail car manufacturers have reduced production over the past few years, which along with demand for tankers for the oil industry, has severely constrained the available supply of tanker rail cars. Our profitability could be negatively impacted should we have to sign new leases at prices significantly in excess of current lease rates. Further, if we are unable to procure sufficient new tanker cars when our current leases expire, we would have to curtail or cease production as we would be unable to transport our ethanol to customers.

Our business is subject to seasonal fluctuations.

Our operating results are influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary products, ethanol and distillers grains. Historically, the spot price of corn tended to rise during the spring planting season in May and June and tended to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite of corn and tends to be lower in the spring and summer and higher in the fall and winter. The price of distillers grains tends to rise during the fall and winter cattle feeding seasons and be lower in the spring and summer when pasture grazing is readily available.

Our lack of business diversification could result in adverse operating results if our revenues from our primary products decrease.

Our business consists of the production and sale of ethanol, distillers grains, and corn oil. We do not have any other lines of business or other potential sources of revenue. Our lack of business diversification could cause us to shut down operations and be unable to meet financial obligations if we are unable to generate positive cash flows from the production and sale of ethanol and co-products because we do not currently expect to have any other lines of business or alternative revenue sources.

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

Further, there is currently no established public trading market for our units, and we do not anticipate an active trading market will develop. In order for the Company to maintain its partnership tax status, unitholders may not trade the units on an established securities market or readily trade the units on a secondary market (or the substantial equivalent thereof).

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

Distributions are payable at the sole discretion of our board of directors, subject to the provisions of the Delaware Limited Liability Company Act, our operating agreement and the requirements of our creditors. We cannot ensure that we will make cash distributions. Our board may elect to retain future profits to provide operational financing for the plants, debt retirement and possible plant expansion, the construction or acquisition of additional plants or other company opportunities. This means that members may receive little or no return on their investment and be unable to liquidate their investment due to transfer restrictions and lack of a public trading market.

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

RISKS RELATED TO THE ETHANOL INDUSTRY

If demand does not sufficiently increase and production capacity and imported ethanol increase, an overcapacity state could develop.

According to the RFA, domestic ethanol production capacity has increased dramatically from 1.7 billion gallons per year in January of 1999 to 14.7 billion gallons per year as of September 2011; however, 10 of the 209 plants in the United States are idle, reducing current operational output capacity to 14.2 billion gallons per year. In addition to this increase in supply, excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply, which could result from a number of factors, including but not limited to, regulatory developments and reduced gasoline consumption in the U.S. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. In July 2011, the Federal government announced a program to increase fuel efficiency and reduce greenhouse gas pollution for all new cars and trucks sold in the United States. These new standards will cover cars and light trucks for Model Years 2017-2025, requiring performance equivalent to 54.5 mpg in 2025 while reducing greenhouse gas emissions to 163 grams per mile. These standards are likely to reduce the overall demand for gasoline, and therefore ethanol, should they be enacted.

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

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. In 2010, the United States consumed 13.2 billion gallons of ethanol representing 9.6% of the 138 billion gallons of finished motor gasoline consumed according to the RFA. Ethanol plants in the United States produced 13.2 billion gallons in 2010. To drive growth in ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. A final decision was announced on October 13, 2010, which will allow for E15 usage in 2007 and newer vehicles, and updated on January 21, 2011 to include 2001 to 2006 vehicles. Additional infrastructure will be required to handle the additional 5% of blending including:

•	Expansion of refining and blending facilities to handle ethanol

•	Growth in service stations equipped to handle ethanol fuels

•	Additional storage facilities for ethanol

•	Additional rail capacity

•	Increase in truck fleets capable of transporting ethanol within localized markets

Without infrastructure investments by unrelated parties, the demand for ethanol may not increase, which could have an adverse effect on our business.

Current ethanol prices per gallon are approximately $0.01 less than Reformulated Regular Gasoline Blendstock for Blending (“RBOB”) and the blenders receive a $.45 blender’s credit for each gallon of ethanol blended. Currently, the blender’s credit is set to expire on December 31, 2011, after a one-year extension was signed into law on December 17, 2010. In the event the blender’s credit is not extended beyond 2011, we believe there could be a material adverse effect on the market for the sale of our ethanol, which in turn would have an adverse effect on our financial results.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.

Approximately 99% of ethanol produced in the U.S. is currently produced from corn, according to the RFA.

A current focus in ethanol production research is the development of an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops. This focus is driven by governmental mandates including the Renewable Fuels Standard, as most recently amended (“RFS2”), and the fact that cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Furthermore, ethanol produced from cellulose based biomass is generally considered to emit less carbon emission than ethanol produced from corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We currently do not believe it will be cost-effective to convert our existing plants into cellulose-based biomass facilities. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

Competition from new or advanced technology may lessen the demand for ethanol and negatively impact our profitability.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry will offer a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability and reduce the value of our units.

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

Brazil is currently the world’s second largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is less costly to produce than corn-based ethanol because of the higher sugar content of sugarcane. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol. The current $0.54 per gallon tariff imposed by the U.S. on ethanol imported from Brazil through December 31, 2011 significantly reduces competition from Brazilian ethanol producers for sales of ethanol in the U.S. In the event tariffs presently protecting U.S. ethanol producers are reduced or eliminated as is currently expected, a significant barrier to entry into the U.S. ethanol market would be removed or reduced. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably.

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

Improperly trained employees may not follow procedures, resulting in damage to certain parts of the ethanol production facility, which could negatively impact operating results if our plants do not produce ethanol and its by-products as anticipated.

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

Recent legislative acts by the State of California and the Environmental Protection Agency (i.e. RFS2) require cleaner emissions and reduced carbon footprints including effects caused by indirect land use. These acts, when implemented, may prohibit the sale of our products to certain customers, which may materially adversely impact our results from operations, or may require us to procure feedstock and market our products in a fashion that negatively impacts our financial performance.

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

Currently, refiners and marketers receive a $0.45 per gallon tax incentive for each gallon of ethanol blended with gasoline. This incentive is scheduled to expire in December 2011. The federal ethanol tax incentives may not be renewed in 2012 or they may be renewed on different terms. In addition, the federal ethanol tax incentives, as well as other federal and state programs benefiting ethanol, generally are subject to U.S. government obligations under international trade agreements and may be subject to termination or reduction in scale. The elimination of or significant reduction in the federal ethanol tax incentives could have a material adverse effect on our business, results of operations and financial condition.

The State of Nebraska may not reimburse us for the tax incentives laid out in our Nebraska Advantage Act contract.

We received approximately $4.2 million from the State of Nebraska for reimbursement of sales taxes paid on construction bills related to our ABE Fairmont plant. We also anticipate receiving additional sales tax and employment credits over the next nine years. Any delay or termination of payments under the State of Nebraska’s Advantage Act could have a material adverse effect on our business, results of operations and financial condition.

Current tariffs effectively limit imported ethanol into the U.S., and their reduction or elimination could undermine the ethanol industry in the U.S.

Imported ethanol has generally been subject to a $0.54 per gallon tariff that was designed to supplement the $0.45 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. These tariffs are currently scheduled to expire on December 31, 2011. There is also a special exemption from this tariff for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.

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

We are subject to extensive air, water and other environmental regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees, and the plants we operate or manage need to maintain a number of environmental permits. Each ethanol plant we operate or manage is subject to environmental regulation by the state in which the plant is located and by the EPA. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts on the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns, liability for the costs of investigation or remediation and for damages to natural resources. Our operating subsidiaries may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials from those plants, and ABE may have exposures to such claims arising from its management services.

Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time during operation of an ethanol plant. If this occurs, our operating subsidiaries could be required to spend significant resources to remedy the issues and may limit operation of the ethanol plant. Our operating subsidiaries may be liable for the investigation and cleanup of environmental contamination that might exist or could occur at each of the properties that they own or operate where they handle hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, our operating subsidiaries may be responsible under the CERCLA (otherwise known as the “Superfund Act”) or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. Our operating subsidiaries may also be subject to related claims by private parties, including our employees and property owners or residents near their plant, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those plants. Additionally, employees, property owners or residents near our ethanol plants could object to the air emissions or water discharges from our ethanol plants. Ethanol production has been known to produce an unpleasant odor. Environmental and public nuisance claims or toxic tort claims could be brought against us as a result of this odor or their other releases to the air or water. Some of these matters may require us to expend significant resources for investigation, cleanup, installation of control technologies or other compliance-related items, or other costs.

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

We also cannot ensure that our operating subsidiaries will be able to comply with all necessary permits to continue to operate their ethanol plants. Failure to comply with all applicable permits and licenses could subject our operating subsidiaries to future claims or increase costs and materially adversely affect our business, results of operations and financial condition. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and such changes can be made retroactively. Consequently, even if our operating subsidiaries obtain the required permits, they may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, which could materially adversely affect our business, results of operations and financial condition. Present and future environmental laws and regulations (and interpretations thereof) applicable to the operations of our operating subsidiaries, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our business, results of operations and financial condition.

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

RISKS RELATED TO TAX ISSUES

Income allocations assigned to unitholder units may result in taxable income in excess of cash distributions, which means unitholders may have to pay income tax on their investment with personal funds.

Unitholders will be required to pay tax on their allocated shares of our taxable income. It is likely that a unitholder will receive allocations of taxable income in certain years that result in a tax liability that is in excess of any cash distributions we may make to the unitholder. Among other things, this result might occur due to accounting methodology, lending covenants that restrict our ability to pay cash distributions, or our decision to retain the cash generated by the business to fund our operating activities and obligations. In the event unitholders have used prior tax losses to offset non-ABE taxable income, the use of these losses may result in future tax liability.

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

ITEM 2.	PROPERTIES

The table below provides a summary of our ethanol plants in operation as of September 30, 2011. We currently own each of these facilities.

Location	Opened	Estimated Annual Ethanol Production	Estimated Annual Distillers Grains Production(1)	Estimated Annual Corn Processed	Primary Energy Source	Builder
		(Million gallons)	(000’s Tons)	(Million bushels)
Fairmont, NE	November 2007	110	334	39.3	Natural Gas	Fagen
Aberdeen, SD(2)	December 1992	9	27	3.2	Natural Gas	Broin
Aberdeen, SD(2)	January 2008	44	134	15.7	Natural Gas	ICM
Huron, SD	September 1999	32	97	11.4	Natural Gas	ICM

Consolidated		195	592	69.6

(1)	Our plants produce and sell wet, modified, and dried distillers grains. The stated quantities are on a fully dried basis operating at nameplate capacity.
(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis.

We have entered into a new lease agreement for our corporate headquarters as of February 2011. Our new corporate headquarters, located in Bloomington, Minnesota, is approximately 4,400 square feet, and will be under lease until June 2016. This building provides offices for our corporate and administrative staff. We believe this space will be sufficient for our needs until the end of the lease period.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s sole executive officer is:

Name	Employee Since	Age	Position
Richard R. Peterson	2006	46	President, Chief Executive Officer, Chief Financial Officer

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

Holders

There were 1,210 holders of record of our units as of December 1, 2011.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during the fourth quarter of fiscal 2011.

Distributions

We did not make any distributions in the fiscal years ended September 30, 2011 or 2010 with the exception of a deemed distribution related to Nebraska withholding taxes on our non-resident unitholders. Subject to any loan covenants or restrictions with any lenders, we may elect to make future distributions to our members in proportion to the units that each member holds relative to the total number of units outstanding. However, there can be no assurance that we will ever be able to pay any distributions to our unitholders. Our board may elect to retain future profits to provide operational financing for the plants, debt retirement, implementation of new technology and various expansion plans, including the possible construction of additional plants and development of new product lines. Additionally, our lenders may further restrict our ability to make distributions. Unitholders will be required to report on their income tax return their allocable share of the income, gains, losses and deductions we have recognized without regard to whether we make any cash distributions to our members.

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

Unregistered Sales of Equity Securities

On May 11, 2011, the Compensation Committee of the Company’s Board granted Nonqualified Stock Option and Unit Appreciation Rights (“May 2011 Award”) to the Company’s Chief Executive Officer Richard Peterson, giving him the option to purchase up to 150,000 Member Units at various prices, along with a right, under certain circumstances, to exchange the May 2011 Award for a cash payment equal to the appreciation on the value of the Units over the exercise price. The Company believes the transaction was exempt under Section 4(2) of the Securities Act of 1933. A complete description of the 2011 Award is contained in Item 2 of the Company’s Form 10-Q for the quarter ended March 31, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

The only equity security that the Company has outstanding under an equity compensation plan are the May 11, 2011 Nonqualified Stock Option and Unit Appreciation Rights to the Company’s Chief Executive Officer Richard Peterson. The following table provides information as of September 30, 2011 with respect to Company’s Units under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	150,000	$3.00	None

Total	150,000		None

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated income statement data and other financial data for the years ended September 30, 2008 and 2007 and as of September 30, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of September 30, 2011 and 2010 and the selected consolidated income statement data and other financial data for each of the three years in the period ended September 30, 2011 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

	Years Ended September 30,
	2011	2010(2)	2009	2008(1)	2007
	(Dollars in thousands, except per unit data)
Income statement data:
Ethanol and related product sales	$571,388	$379,909	$354,997	$393,746	$57,754
Other revenues	358	670	719	612	623

Total net sales	571,746	380,579	355,716	394,358	58,377
Cost of goods sold	557,504	347,194	345,720	389,483	67,376

Gross profit (loss)	14,242	33,385	9,996	4,875	(8,999)
Selling, general and administrative expenses	6,035	6,386	7,687	13,781	14,233
Arbitration settlement expense	3,791	960	—	—	—
Impairment of long-lived assets	—	—	28,260	29,148	—

Operating income (loss)	4,416	26,039	(25,951)	(38,054)	(23,232)
Other income (expense)	935	470	870	786	297
Gain on extinguishment of debt	—	17,660	—	—	—
Debt restructuring costs	—	(2,149)	(2,525)	—	—
Interest expense	(3,617)	(10,888)	(26,909)	(20,583)	(1,303)
Interest income	75	89	217	611	977

Net income (loss)	1,809	31,221	(54,298)	(57,240)	(23,261)
Less: net loss attributable to
Noncontrolling interests	—	—	—	—	(1,771)

Net income (loss) attributable to ABE	$1,809	$31,221	$(54,298)	$(57,240)	$(25,032)

Basic and diluted weighted units outstanding	24,710,180	19,751,948	12,691,650	9,863,618	8,854,151
Income (loss) per unit basic	$0.07	$1.58	$(4.28)	$(5.80)	$(2.83)
Income (loss) per unit diluted	$0.06	$1.58	$(4.28)	$(5.80)	$(2.83)

	As of September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$18,725	$22,772	$26,367	$14,762	$7,111
Property and equipment, net	164,821	181,701	203,364	251,611	242,937
Total assets	232,176	246,197	262,353	309,706	296,835
Total debt	147,956	166,715	222,928	217,172	163,250
Total equity	65,646	63,818	21,789	67,425	92,954

(1)	The fiscal 2008 results include the ABE Fairmont facility opening in November 2007, and the Aberdeen plant expansion, which opened in January 2008.
(2)	The fiscal 2010 results include the ABE South Dakota debt restructuring.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and the notes to the consolidated financial statements thereto and the risk factors contained herein.

OVERVIEW

Advanced BioEnergy, LLC (“Company,” “we”, “our”, “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers grains, as well as corn oil. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. Ethanol is most commonly sold as E10. Increasingly, ethanol is also available as E85, which is a higher percentage ethanol blend for use in flexible-fuel vehicles.

To execute our business plan, we entered into financial arrangements to build and operate ethanol production facilities in Fairmont, Nebraska. Separately, we acquired ABE South Dakota, LLC (“ABE South Dakota”) f/k/a Heartland Grain Fuels, LP in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We commenced construction of our Fairmont, Nebraska plant in June 2006, and commenced operations in November 2007. We commenced construction of our new facility in Aberdeen, South Dakota in April 2007, and commenced operations in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont which owns and operates the Fairmont, Nebraska plant and ABE South Dakota, which owns and operates plants in Aberdeen and Huron, South Dakota.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one operating segment.

Location	Opened	Estimated Annual Ethanol Production	Estimated Annual Distillers Grains Production(1)	Estimated Annual Corn Processed	Primary Energy Source	Builder
		(Million gallons)	(000’s Tons)	(Million bushels)
Fairmont, NE	November 2007	110	334	39.3	Natural Gas	Fagen
Aberdeen, SD(2)	December 1992	9	27	3.2	Natural Gas	Broin
Aberdeen, SD(2)	January 2008	44	134	15.7	Natural Gas	ICM
Huron, SD	September 1999	32	97	11.4	Natural Gas	ICM

Consolidated		195	592	69.6

(1)	Our plants produce and sell wet, modified, and dried distillers grains. The stated quantities are on a fully dried basis operating at full production capacity.
(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis.

We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We believe that these plants are adequately insured for replacement cost plus related disruption expenditures.

PLAN OF OPERATIONS THROUGH SEPTEMBER 30, 2012

Over the next year we will continue our focus on operational improvements at each of our operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at each of our plants, continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies. We plan to add corn oil extraction technology to our Aberdeen facility, and additional fermentation capacity at our Fairmont facility in 2012.

RESULTS OF OPERATIONS

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for fiscal 2011 and fiscal 2010:

	Year Ended September 30, 2011		Year Ended September 30, 2010
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	198,454	$2.40	198,301	$1.64
Dried distillers grains (tons)	469	161.73	466	93.14
Wet/modified distillers grains (tons)	294	63.98	322	33.36
Corn (bushels)	70,705	6.14	71,006	3.43
Gas (mmbtus)	5,459	4.31	5,429	4.76

Net Sales

Net sales for the year ended September 30, 2011 were $571.7 million, compared to $380.6 million for the year ended September 30, 2010, an increase of $191.1 million or 50%. During the years ended September 30, 2011 and 2010, 83% and 86%, respectively, of our net sales were derived from the sale of ethanol, and our remaining net sales were derived from the sale of distillers grains and corn oil.

Revenues increased due to a 46% rise in the average selling price per gallon of ethanol, from $1.64 per gallon in the year ended September 30, 2010 to $2.40 per gallon in the year ended September 30, 2011. The increase in prices was a result of rising corn and oil prices as well as ABE Fairmont ethanol sales being recorded at gross selling price. Prior to January 1, 2010, ABE Fairmont was not responsible for freight charges. This change took place when the Hawkeye Gold marketing agreement became effective on January 1, 2010. Average distillers grains selling prices per ton increased 81%, in the year ended September 30, 2011 compared to September 30, 2010, primarily as a result of the increase in corn prices.

Cost of Goods Sold

Cost of goods sold for the year ended September 30, 2011 was $557.5 million, compared to $347.2 million for the year ended September 30, 2010, an increase of $210.3 million. Corn costs represented 78% and 70% of cost of sales for the years ended September 30, 2011 and 2010, respectively. Natural gas costs represented 4% and 7% of cost of sales for the years ended September 30, 2011 and 2010, respectively.

Corn prices rose from an average price in 2010 of $3.43, to a 2011 average of $6.14 per bushel. The increase in corn prices was primarily due to a less favorable corn crop from the prior year, world-wide commodity inflation, and generally lower corn availability. The Company believes that corn prices will remain high in the next fiscal year. Corn usage decreased due to improved production yields, and natural gas usage increased slightly due to a shift in marketing of distillers grains to more dried and less wet/modified. The cost of natural gas per mmbtu also decreased 10% in the year ended September 30, 2011, compared to the year ended September 30, 2010. The 2011 cost of sales includes a $0.7 million corn-related hedge loss compared to a negligible loss in 2010. ABE Fairmont now recognizes ethanol freight in cost of goods sold pursuant to the Hawkeye Gold agreement which commenced on January 1, 2010. Ethanol freight costs totaled $28 million for the year ended September 30, 2011 compared to $12.0 million for the same period in 2010. Prior to January 1, 2010, ethanol freight cost would have been reflected as a reduction in sales revenues.

Gross Profit

Our gross profit for the year ended September 30, 2011 was $14.2 million, compared to $33.4 million for the year ended September 30, 2010. Our gross profit fluctuations are primarily driven by the volatile selling prices of ethanol and distillers grains less the input costs of corn and, to a lesser extent, natural gas. Ethanol prices increased 46% net of commission in the year ended September 30, 2011 compared to the same period in 2010, while corn costs increased 79%.

Selling, General, and Administrative Expenses

Overall selling, general and administrative costs decreased approximately $0.4 million, or 5.5%, to $6.0 million for the year ended September 30, 2011 compared to the year ended September 30, 2010. Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees. As a percentage of sales, selling, general and administrative expenses are approximately 1.1% of sales in the year ended September 30, 2011 and approximately 1.7% of sales in the year ended September 30, 2010.

Arbitration Settlement Expense

For the year ended September 30, 2011, the Company recorded a $3.0 million charge related to settlement of arbitration proceedings brought by a former officer, as well of $0.8 million of non-recurring legal expense. For the year ended September 30, 2010, the Company recorded $1.0 million of non-recurring legal expense related to the arbitration proceedings

Other Income

Other income for the year ended September 30, 2011 was $0.9 million, compared to $0.5 million for the year ended September 30, 2010. The increase was due to a non-recurring refund of certain restructuring fees of $0.1 million, and increased Nebraska Advantage Act refunds of $0.4 million, as described below under “Government Programs, Tax Credits and Tax Increment Financing.” Other income also includes patronage dividends.

Gain on Extinguishment of Debt

Effective June 18, 2010, ABE South Dakota entered into a troubled debt restructuring agreement with its lenders. In the restructuring, the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements under the senior credit facility were converted to a senior term loan in an aggregate principal amount equal to $84.3 million. The interest accrued on outstanding term and working capital loans under the existing credit agreement was reduced to zero. ABE South Dakota paid $2.25 million and the remaining $601,000 of net funds in the restricted cash accounts in full satisfaction of the $19.0 million owed with respect to certain subordinated solid waste revenue bonds and accrued interest of $1.5 million, resulting in a gain on extinguishment of debt of $17.7 million. See Note 5 to the financial statements.

Debt Restructuring Costs

The Company incurred legal and professional services fees related to the restructuring of ABE South Dakota debt of $0 million and $2.1 million in the years ended September 30, 2011 and 2010, respectively.

Interest Expense

Interest expense for the year ended September 30, 2011 was $3.6 million, compared to $10.9 million for the year ended September 30, 2010, a decrease of $7.3 million. The decrease in interest expense is a result of the overall reduction in principal and a reduction in interest rates on ABE South Dakota’s debt after the June 2010 restructuring, as well as scheduled principal payments and sweep payments as required under the credit agreements. As of September 30, 2010, the total principal outstanding was $166.7 million, decreasing to $148.0 million at September 30, 2011. The interest rates on the senior credit facility for ABE South Dakota decreased from a variable rate of 1.81% at September 30, 2010 to a variable rate of 1.75% at September 30, 2011. Prior to the restructuring in June 2010, ABE South Dakota was paying fixed rates between 8.27% and 10.00%. The interest expense at September 30, 2011 also reflects a reduction in interest expense resulting from the amortization of deferred gain that resulted from the debt restructuring.

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for fiscal 2010 and fiscal 2009:

	Year Ended September 30, 2010		Year Ended September 30, 2009
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	198,301	$1.64	188,291	$1.53
Dried distillers grains (tons)	466	93.14	352	120.48
Wet/modified distillers grains (tons)	322	33.36	530	47.33
Corn (bushels)	71,006	3.43	68,349	3.79
Gas (mmbtus)	5,429	4.76	5,086	4.14

Net Sales

Net sales for the year ended September 30, 2010 were $380.6 million, compared to $355.7 million for the year ended September 30, 2009, an increase of $24.9 million or 7%. During the years ended September 30, 2010 and 2009, 86% and 81%, respectively, of our net sales were derived from the sale of ethanol, and our remaining net sales were derived from the sale of distillers grains.

The sales increase is the result of a 5% increase, or an additional 10 million gallons, of ethanol sold from the year ended September 30, 2009 to September 30, 2010, due to optimized production at the Fairmont and Aberdeen plants. Revenues also increased due to the average selling price per gallon of ethanol increasing from $1.53 per gallon in the year ended September 30, 2009 to $1.64 per gallon in the year ended September 30, 2010. The increase in prices was a result of rising ethanol demand as well as ABE Fairmont ethanol sales being recorded at gross selling price. Prior to January 1, 2010, ABE Fairmont was not responsible for freight charges. This change took place when the Hawkeye Gold marketing agreement became effective on January 1, 2010. Dried and wet/modified distillers grains selling prices per ton decreased 23% and 30%, respectively, in the year ended September 30, 2010 compared to September 30, 2009, as a result of saturated local and regional markets, and a reduction in corn prices.

Cost of Goods Sold

Cost of goods sold for the year ended September 30, 2010 was $347.2 million, compared to $345.7 million for the year ended September 30, 2009, an increase of $1.5 million. Corn costs represented 70% and 75% of cost of sales for the years ended September 30, 2010 and 2009, respectively. Natural gas costs represented 7% and 6% of cost of sales for the years ended September 30, 2010 and 2009, respectively.

Corn prices fell from an average price in 2009 of $3.79, to the 2010 average price of $3.43 a bushel. Corn and natural gas usage increased due to the increased production. The shift in marketing of distillers grains to more dried and less wet/modified, increased the usage of natural gas by 7% compared to a 7% increase in ethanol production, and the cost per mmbtu also increased 15% in the year ended September 30, 2010, compared to the year ended September 30, 2009. The 2009 cost of sales includes a $3.2 million corn-related hedge loss compared to a $49,000 loss in 2010. ABE Fairmont now recognizes ethanol freight in cost of goods sold pursuant to the Hawkeye Gold agreement which commenced on January 1, 2010. Ethanol freight costs totaled $12.0 million for the year ended September 30, 2010 compared to $0 for the same period in 2009. Prior to January 1, 2010, ethanol freight cost would have been reflected as a reduction in sales revenues.

Gross Profit

Our gross profit for the year ended September 30, 2010 was $33.4 million, compared to $10.0 million for the year ended September 30, 2009. Our gross profit fluctuations are primarily driven by the volatile selling prices of ethanol and distillers grains less the input costs of corn and, to a lesser extent, natural gas. Ethanol prices increased 7% net of commission in the year ended September 30, 2010 compared to the same period in 2009, while corn costs dropped 10%. Additionally, we sold 5% more gallons of ethanol in 2010.

Selling, General, and Administrative Expenses

Overall selling, general and administrative costs decreased approximately $1.3 million, or 16.9%, to $6.4 million for the year ended September 30, 2010 compared to the year ended September 30, 2009. As a percentage of sales, selling, general and administrative expenses were approximately 1.7% of sales in the year ended September 30, 2010 and approximately 2.2% of sales in the year ended September 30, 2009.

Arbitration Settlement Expense

For the year ended September 30, 2010, the Company recorded a $1.0 million of legal expense related to arbitration proceedings brought by a former officer. For the year ended September 30, 2009, the Company recorded no expense related to the arbitration proceedings.

Impairment of Long-Lived Assets

The Company performed an impairment analysis of its assets and determined that no impairment existed for fiscal 2010. In 2009 the Company performed a fair market value analysis of ABE South Dakota and recorded a $28.3 million impairment charge for the amount that the existing carrying value exceeded the estimated fair value of the assets.

Gain on Extinguishment of Debt

As noted above, effective June 18, 2010, ABE South Dakota entered into a troubled debt restructuring agreement with its lenders.

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

LIQUIDITY AND CAPITAL RESOURCES

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

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $3.5 million on hand at September 30, 2011. ABE does not have any debt outstanding as of September 30, 2011. ABE does not expect to make any distributions to its unit holders in the next 12 months. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE Fairmont and ABE South Dakota for services provided in connection with operating the ethanol plants. The primary management services provided include risk management, accounting and finance, human resources and other general management related responsibilities. From time to time, ABE may also receive certain allowable distributions from ABE Fairmont and ABE South Dakota based on the terms and conditions in their respective senior credit agreements. In fiscal 2012, ABE anticipates receiving a distribution from ABE Fairmont of approximately $3.8 million based on the fiscal 2011 financial results of ABE Fairmont. This distribution is subject to ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of its senior secured credit agreement. ABE does not expect any distribution from ABE South Dakota for its fiscal 2011 financial results.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $7.9 million and restricted cash of $2.1 million on hand at September 30, 2011. The restricted cash is held in escrow for future debt service payments. As of September 30, 2011, ABE Fairmont had total debt outstanding of $58.5 million consisting of $52.3 million in senior secured credit and $6.2 million of subordinate exempt-facilities revenue bonds. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest payments on its outstanding subordinate exempt revenue bonds. ABE Fairmont is required to make quarterly principal payments of $2.6 million on its senior secured credit, and annual principal payments of $815,000 on the subordinate exempt facilities revenue bonds.

ABE Fairmont is allowed to make cash distributions to ABE if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution may be up to 40% of net income calculated in accordance with generally accepted accounting principles and other terms contained in its senior secured credit agreement. Additionally, if ABE Fairmont has made the required free cash flow payment (described below) it may make a distribution up to 75% of net income. Any distribution is subject to the completion of ABE Fairmont’s annual financial statement audit and ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. The annual distribution based on ABE Fairmont fiscal 2011 financial results is approximately $3.8 million. The distribution can be made anytime during fiscal 2012.

ABE Fairmont’s senior secured credit agreement also requires an annual cash sweep subject to a free cash flow calculation, as defined in its senior secured credit agreement. The cash sweep requires that, for each fiscal year ending in 2010 through 2013, ABE Fairmont must make a payment equal to the lesser of $8.0 million or 75% of its free cash flow after distributions, not to exceed $16.0 million in the aggregate for all of the free cash flow payments. ABE Fairmont anticipates making a cash sweep payment of $6.3 million in December 2011 for the fiscal 2011 financial results of ABE Fairmont. The cash sweep payment is subject to compliance with all loan covenants and terms and conditions of the senior secured credit agreement.

We believe ABE Fairmont has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months. In addition to the cash on hand, ABE Fairmont has a $4.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions. This credit facility expires April 1, 2012. ABE Fairmont had $4.0 million available on the revolving credit facility as of September 30, 2011. ABE Fairmont also has a $0.9 million revolving credit facility for financing third-party letters of credit, which expires on February 1, 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease, reducing the financing available from the $0.9 million revolving credit facility to $0 as of September 30, 2011. We expect ABE Fairmont to renew both of these credit facilities upon expiration for an additional one-year term.

ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in compliance with all covenants at September 30, 2011.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $7.4 million and $3.4 million of restricted cash on hand at September 30, 2011. The restricted cash consists of $3.0 million for a debt service payment reserve, $0.4 million for the construction of certain rail infrastructure at its Huron, South Dakota ethanol facility, and $0.04 million in an account for maintenance capital expenditures. As of September 30, 2011, ABE South Dakota had interest- bearing term debt outstanding of $77.0 million.

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

ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as long-term, non-interest bearing debt. See Note 5 to the consolidated financial statements for the effects of the restructuring.

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

The Senior Credit Agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the Senior Credit Agreement. The Senior Credit Agreement contains customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control. ABE South Dakota was in compliance with all covenants at September 30, 2011.

We believe ABE South Dakota has sufficient financial resources available to fund current operations, make debt service payments and fund capital expenditure requirement for at least the next 12 months.

CASH FLOWS

The following table shows our cash flows for the years ended September 30:

	Years Ended September 30
	2011	2010	2009
	(In thousands)	(In thousands)	(In thousands)
Net cash provided by operating activities	$18,037	$31,583	$19,169
Net cash provided by (used in) investing activities	(4,158)	144	(3,344)
Net cash used in financing activities	(17,926)	(35,322)	(4,220)

Cash Flow from Operations

Our cash flows from operations for the year ended September 30, 2011 were lower compared to the same period in 2010, primarily due to decreased margins during fiscal 2011 and a higher inventory value at September 30, 2011 resulting from increased corn prices in 2011.

Cash Flow from Investing Activities

We used more cash in investing activities in the year ended September 30, 2011, compared to 2010, primarily due to capital expenditures for installation of corn oil extraction equipment at our Fairmont facility, as well as expansion of our rail handling capabilities in Huron.

Cash Flow from Financing Activities

We used significantly less cash for financing activities during the year ended September 30, 2011, compared to 2010. This was due to the restructuring of the debt in ABE South Dakota in June 2010, which resulted in a reduction of outstanding principal.

CREDIT ARRANGEMENTS

A summary of debt is as follows (in thousands, except percentages):

	September 30, 2011 Interest Rate	September 30, 2011	September 30, 2010
ABE Fairmont:
Senior credit facility—variable	3.64%	$32,266	$45,050
Senior credit facility—fixed	7.53%	20,000	20,000
Seasonal line	3.35%	—	—
Subordinate exempt facilities bonds—fixed	6.75%	6,185	7,000

		58,451	72,050
ABE South Dakota:
Senior debt principal—variable	1.75%	77,052	81,352
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	9,453	10,313

		89,505	94,665

Total outstanding		$147,956	$166,715

Additional carrying value of restructured debt	N/A	(9,453)	(10,313)

Stated principal		$138,503	$156,402

The estimated maturities of debt at September 30, as follows (in thousands):

	Stated Principal	Amortization of Additional Carrying Value of Restructured Debt	Total
2012	$20,541	$1,162	$21,703
2013	14,215	2,114	16,329
2014	8,955	2,542	11,497
2015	13,815	2,447	16,262
2016	78,867	1,188	80,055
Thereafter	2,110	—	2,110

Total debt	$138,503	$9,453	$147,956

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2011.

	Years Ending September 30,
	2012	2013	2014	2015	2016	Thereafter	Total
Long-Term Debt obligations(1)	$24,922	$19,045	$13,848	$17,855	$80,644	$2,221	$158,535
Operating lease obligations(2)	5,526	3,274	2,316	2,162	2,128	9,435	24,841
Commodity purchase obligations(3)	42,735	—	—	—	—	—	42,735

Total contractural obligations	$73,183	$22,319	$16,164	$20,017	$82,772	$11,656	$226,111

(1)	Amounts represent principal and interest due under our credit facilities.
(2)	Operating lease obligations consist primarily of rail cars and office space.
(3)	Commodity obligations include corn purchases for our production facilities.

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

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. At all our plants, revenue is recognized upon the release of the product for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers, which generally occurs at the time of shipment. Co-products and related products are generally shipped free on board (FOB) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

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

In addition, certain derivative financial instruments that meet the criteria for derivative accounting treatment also qualify for a scope exception to derivative accounting, as they are considered normal purchases and sales. The availability of this exception is based on the assumption that the Company has the ability and it is probable to deliver or take delivery of the underlying item. Derivatives that are considered to be normal purchases and sales are exempt from derivative accounting treatment, and are accounted for under accrual accounting.

Inventories

Corn, chemicals and supplies, work in process, ethanol and distillers grains inventories are stated at the lower of weighted average cost or market.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Office equipment	3-7 Years
Process equipment	10 Years
Buildings	40 Years

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of September 30, 2011, we had $109.3 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $1.1 million.

We have no international sales. Substantially all of our purchases are denominated in U.S. dollars.

IMPACT OF INFLATION

We believe that inflation has not had a material impact on our results of operations since inception. We cannot ensure that inflation will not have an adverse impact on our operating results and financial condition in future periods.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. As of September 30, 2011, we have received approximately $4.2 million in refunds under the

Nebraska Advantage Act. We anticipate earning investment credits for certain sales taxes paid on construction costs, up to 10% of the cost of the Fairmont plant construction, and up to 10% of new asset additions. These investment credits can be used to offset Nebraska sales, use, and income tax. Under the Nebraska Advantage Act, we also anticipate earning employment credits for 5% of the annual costs of the newly created employment positions, which can be used to offset future payroll taxes. We will continue to earn additional investment and employment credits under the Nebraska Advantage Act through the tax year ended September 30, 2014. These credits can be carried over until used, but will expire on September 30, 2020. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or credits or deductions.

In December 2006 we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. We anticipate paying off the outstanding obligation with future property tax payments, assessed on the Fairmont plant.

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota received a payment of approximately $357,000 for the Huron plant in fiscal 2011, but may not receive this incentive in fiscal 2012 unless the State allocates sufficient funds.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the year ended September 30, 2011, sales of ethanol represented 83% of our total revenues and corn costs represented 78% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At September 30, 2011, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $2.485 and $5.92, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represented 17% of our total revenues for the fiscal year ended September 30, 2011. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers grains spot price for local customers was $182 per ton at September 30, 2011.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 4% of total cost of sales for the year ended September 30, 2011. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At September 30, 2011, the price of natural gas on the NYMEX was $3.67 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. We entered into off-take agreements which guaranteed prices on 48% of our ethanol gallons sold through December 2011. At September 30, 2011 we had entered into forward sale contracts representing 45% of our expected distillers grains production and we had entered into forward purchase contracts representing 33% of our current corn requirements through December 2011. At September 30, 2011, we had entered into forward purchase contracts representing 47% of our gas requirements through December 2011.

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

	Estimated at Risk Volume(1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	100.3	gallons	10.0%	$2.49	$25.0
Distillers grains	0.33	tons	10.0%	182.27	5.9
Corn	46.5	bushels	10.0%	5.92	27.5
Natural gas	2.8	mmbtus	10.0%	3.67	1.0

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 49% of our expected annual gallons capacity of 195 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 45% of our expected annual distillers grains production of 592,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 33% of our estimated current 69.6 million bushel annual requirement. The volume of natural gas is based on the assumption that we will continue to lock in 47% of our estimated gas usage
(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of September 30, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Advanced BioEnergy, LLC

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in members’ equity and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with United States generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa

December 28, 2011

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2011	September 30, 2010
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,725	$22,772
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $178 and $255 at September 30, 2011 and September 30, 2010, respectively	14,653	13,519
Other receivables	838	1,543
Due from broker	1,014	252
Derivative financial instruments	—	314
Inventories	22,106	14,102
Prepaid expenses	2,175	2,666
Current portion of restricted cash	3,959	4,169

Total current assets	63,470	59,337

Property and equipment, net	164,821	181,701
Other assets:
Restricted cash	1,508	3,145
Notes receivable-related party	494	—
Other assets	1,883	2,014

Total assets	$232,176	$246,197

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$6,688	$4,337
Accrued expenses	6,528	5,818
Derivative financial instruments	832	—
Current portion of long-term debt (stated principal amount of $20,541 and $19,199 at September 30, 2011 and September 30, 2010, respectively)	21,703	20,045

Total current liabilities	35,751	30,200

Other liabilities	318	628
Deferred income	4,208	4,881
Long-term debt (stated principal amount of $117,962 and $137,203 at September 30, 2011 and September 30, 2010, respectively)	126,253	146,670

Total liabilities	166,530	182,379
Members’ equity:
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,246	171,200
Accumulated deficit	(105,600)	(107,382)

Total members’ equity	65,646	63,818

Total liabilities and members’ equity	$232,176	$246,197

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended
	September 30, 2011	September 30, 2010	September 30, 2009
	(Dollars in thousands, except per unit data)
Net sales
Ethanol and related products	$571,388	$379,909	$354,997
Other	358	670	719

Total net sales	571,746	380,579	355,716
Cost of goods sold	557,504	347,194	345,720

Gross profit	14,242	33,385	9,996
Selling, general and administrative	6,035	6,386	7,687
Arbitration settlement expense	3,791	960	—
Impairment of long-lived assets	—	—	28,260

Operating income (loss)	4,416	26,039	(25,951)
Other income	935	470	870
Gain on extinguishment of debt	—	17,660	—
Debt restructuring costs	—	(2,149)	(2,525)
Interest income	75	89	217
Interest expense	(3,617)	(10,888)	(26,909)

Net income (loss)	$1,809	$31,221	$(54,298)
Other comprehensive income:
Interest rate swap obligation	—	—	1,786

Comprehensive income (loss)	$1,809	$31,221	$(52,512)

Weighed average units outstanding—basic	24,710,180	19,751,948	12,691,650
Weighed average units outstanding—diluted	24,710,180	19,751,948	12,691,650
Income (loss) per unit—basic	$0.07	$1.58	$(4.28)
Income (loss) per unit—diluted	$0.06	$1.58	$(4.28)

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Years Ended September 30, 2011, 2010 and 2009

	Member Units	Member Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	(Dollars in thousands)
MEMBERS’ EQUITY—September 30, 2008	9,919,162	$153,516	$(84,305)	$(1,786)	$67,425
Issuance of previously subscribed units	2,750,000	—	—	—	—
Issuance of 532,671 warrants in connection with note payable	—	489	—	—	489
Unit compensation expense, net of contingently returnable units	(10,000)	197	—	—	197
Put options exercised	(7,200)	(18)	—	—	(18)
Interest rate swap obligations	—	—	—	1,786	1,786
Units issued in private offering, net of offering costs of $249,000	3,333,333	4,751	—	—	4,751
Units subscribed in private offering	—	1,457	—	—	1,457
Net loss	—	—	(54,298)	—	(54,298)

MEMBERS’ EQUITY—September 30, 2009	15,985,295	$160,392	$(138,603)	$—	$21,789
Cumulative effect of change in accounting principle—October 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative warrant liability	—	(489)	—	—	(489)
Issuance of previously subscribed units	971,003	—	—	—	—
Unit compensation expense	—	47	—	—	47
Put options exercised	(2,000)	(3)	—	—	(3)
Units issued-private placement offerings, net of offering expenses of $387,000	7,759,882	11,253	—	—	11,253
Net income	—	—	31,221	—	31,221

MEMBERS’ EQUITY—September 30, 2010	24,714,180	$171,200	$(107,382)	$—	$63,818
Unit compensation expense	—	46	—	—	46
Distribution-state tax withholdings	—	—	(27)	—	(27)
Net income	—	—	1,809	—	1,809

MEMBERS’ EQUITY—September 30, 2011	24,714,180	$171,246	$(105,600)	$—	$65,646

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	September 30, 2011	Years Ended September 30, 2010	September 30, 2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss).	$1,809	$31,221	$(54,298)
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	22,539	22,118	19,233
Asset impairment	—	—	28,260
Gain on extinguishment of debt	—	(17,660)	—
Debt restructuring costs	—	2,149	2,525
Amortization of deferred financing costs	132	132	5,493
Amortization of deferred income	(693)	(673)	(1,178)
Idle lease liability reduction	(377)	(383)	—
Amortization of debt discount	—	(489)	—
Amortization of additional carrying value of debt	(860)	(242)	—
Unit compensation expense	46	47	197
Loss on disposal of assets	7	—	—
Unrealized gain on warrant derivative liability	(292)	(15)	—
Change in risk management activities	1,146	(314)	(1,242)
Interest rate swap obligations	—	—	4,213
Change in working capital components:
Accounts receivable	(1,191)	(2,611)	3,652
Inventories	(8,004)	(6,484)	5,969
Prepaid expenses	491	(424)	(305)
Accounts payable and accrued expenses	3,284	5,211	6,650

Net cash provided by operating activities	18,037	31,583	19,169

Cash flows from investing activities:
Purchase of property and equipment	(5,666)	(455)	(1,006)
Issuance of notes receivable	(494)	—	—
Change in other assets and liabilities	155	—	(2,478)
Decrease in restricted cash	1,847	599	140

Net cash provided by (used in) investing activities	(4,158)	144	(3,344)

Cash flows from financing activities:
Payments on debt	(17,899)	(44,423)	(10,885)
Proceeds from long-term debt	—	—	3,000
Proceeds from issuance of membership units and subscribed units	—	11,640	6,457
Distribution to members	(27)	—	—
Offering costs paid	—	(387)	(249)
Repurchase of units	—	(3)	(18)
Payments for debt restructuring costs	—	(2,149)	(2,525)

Net cash used in financing activities	(17,926)	(35,322)	(4,220)

Net increase (decrease) in cash and cash equivalents	(4,047)	(3,595)	11,605
Beginning cash and cash equivalents	22,772	26,367	14,762

Ending cash and cash equivalents	$18,725	$22,772	$26,367

Supplemental disclosure of non cash transactions
Unrealized gain on interest rate swap	$—	$—	$(1,786)
Warrants issued in connection with debt restructuring	—	—	489
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,461	$5,945	$10,657

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

The Company currently operates three ethanol production facilities in the U.S. with a combined production capacity of 195 million gallons per year. The Company commenced operations at the 110 million gallon facility in Fairmont, Nebraska in November 2007. The Company acquired existing facilities in Aberdeen and Huron, South Dakota in November 2006 and commenced operations at the 44 million gallon Aberdeen expansion facility in January 2009.

In September 2009, ABE South Dakota’s senior lenders commenced discussions with the Company to explore alternatives to foreclosing on ABE’s equity interest in ABE South Dakota, including a restructuring of the terms of its current borrowing arrangements with those lenders. The debt restructuring became effective June 18, 2010. See Note 5 for additional information.

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

Fair Value Measurements

In determining fair value of its derivative financial instruments and warrant liabilities, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often uses certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three fair value hierarchy categories:

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

Commodity futures and exchange-traded commodity options contracts are reported at fair value, utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live-trading levels from the Chicago Board of Trade (“CBOT”) and New York Mercantile Exchange (“NYMEX”) markets.

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on September 30, 2011, utilized to measure fair value (amounts in thousands):

At September 30, 2011	Total	Level 1	Level 2	Level 3
Liabilities—Derivative Financial Instruments	$832	$832	$—	$—
Other Liabilities—Warrant Derivative	182	—	—	182

At September 30, 2010
Assets—Derivative Financial Instruments	$314	$314	$—	$—
Other Liabilities—Warrant Derivative	474	—	—	474

The warrants issued contain a strike price adjustment feature, as described in Note 6. We calculated the fair value of the warrants using the Black-Scholes valuation model. During the year ended September 30, 2011, we recognized an unrealized gain of $292,000 related to the change in the fair value of the warrant derivative liability.

The assumptions used in the Black-Scholes valuation model were as follows:

	September 30, 2011(1)	September 30, 2010(2)	October 1, 2009
Market value	$1.50	$1.50	$1.50
Exercise price	$1.50	$1.50	$1.50
Expected volatility	46.92%	117.08%	107.75%
Expected life (years)	1.50	2.00	2.50
Risk-free interest rate	0.250%	0.375%	1.188%
Forfeiture rate	—	—	—
Dividend rate	—	—	—

(1)	Market value at September 30, 2011 based on trading values of comparable competitors.
(2)	Market value based on units issued in fiscal 2010.

The following table reflects the activity for liabilities measured at fair value, using Level 3 inputs for the year ended September 30, (amounts in thousands):

	2011	2010
Beginning balance of warrant derivative as of October 1,	$474	$—
Initial recognition of warrant derivative on October 1, 2009	—	489
Unrealized gain related to the change in fair value	(292)	(15)

Ending balance as of September 30,	$182	$474

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

In addition, certain derivative financial instruments that meet the criteria for derivative accounting treatment also qualify for a scope exception to derivative accounting, as they are considered normal purchase and sales. The availability of this exception is based on the assumption that the Company has the ability and it is probable to deliver or take delivery of the underlying item. Derivatives that are considered to be normal purchases and sales are exempt from derivative accounting treatment, and are accounted for under accrual accounting.

Inventories

Corn, chemicals, supplies, work in process, ethanol and distillers grains inventories are stated at the lower of weighted average cost or market.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Office equipment	3-7 Years
Process equipment	10 Years
Building	40 Years

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

Deferred Financing Costs

The Company defers costs incurred to raise debt financing until the related debt is issued. The costs are amortized into interest expense using the effective interest method over the term of the related debt instruments. In March 2009 the Company wrote off $4.9 million of deferred financing costs incurred on ABE South Dakota’s 2007 financing due to ABE South Dakota being in default and the uncertainty in receiving future benefit from these fees.

Deferred Income

The Company recorded the net funds received from the Village of Fairmont Nebraska Tax Incremental Financing (“TIF”) as deferred income and is amortizing $673,000 annually against property tax expense over the life of the process equipment. ABE Fairmont has guaranteed the payment of the TIF bond obligations. The Company anticipates that its future property tax payments will be adequate to service the bonds. As of September 30, 2011, the outstanding principal balance of the bonds owed by the Village is $5.6 million.

The estimated maturities of the TIF bonds at September 30, 2011 are as follows: (in thousands)

Principal
2012	$387
2013	362
2014	396
2015	432
2016	472
Thereafter	3,536

Total debt	$5,585

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. Revenue is recognized upon the release of the product for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers, which generally occurs at the time of shipment. Co-products are generally shipped free on board (“FOB”) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

Unit Based Compensation

The Company uses the estimated market value at the time the units are granted to value those units granted to officers and directors. The Company records compensation cost on the straight line method over the vesting period. If the units vest upon achievement of a certain milestone, the Company recognizes the expense in the period in which the goal was met.

Shipping Costs

Effective January 1, 2010, ABE Fairmont changed its marketing relationship for ethanol and as a result of the terms of the new marketing agreement no longer records its ethanol sales net of freight cost. During the years ended September 30, 2011 and 2010, the Company recorded approximately $28.0 and $12.0 million, respectively, in freight cost from the sale of ethanol that would have been reflected as a reduction of sales revenues in periods prior to the change in marketers. The Company classifies shipping costs as a component of cost of goods sold in the statements of operations.

Debt Restructuring Costs

During the year ended September 30, 2010, ABE South Dakota entered into a troubled debt restructuring agreement with its lenders. See Note 5 for a description of the accounting treatment. ABE South Dakota incurred legal and professional services fees related to the restructuring of ABE South Dakota debt and has reclassified these costs from selling, general and administrative expenses for the years ending September 30, 2010 and 2009.

Income (Loss) Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Unvested units and unit appreciation rights are considered unit equivalents and are considered in the diluted income-per-unit computation, but have not been included in the computations of diluted income (loss) per unit as their effect would be anti-dilutive. Basic earnings and diluted earnings per unit data were computed as follows (in thousands except per unit data):

	Year Ended September 30,
	2011	2010	2009
Numerator:
Net income (loss) for basic earnings per share	$1,809	$31,221	$(54,298)
Increase in fair value of warrant derivative liability	(292)	(15)	—

Net income (loss) for diluted earnings per share	1,517	31,206	(54,298)

Denominator:
Basic and diluted common shares outstanding	24,710	19,752	12,692
Earnings per share basic	$0.07	$1.58	$(4.28)

Earnings per share diluted	$0.06	$1.58	$(4.28)

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

Income Taxes

The Company has elected to be treated as a partnership for tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s federal income tax returns are open and subject to examination from the 2008 tax return year and forward. Various state income tax returns are generally open from the 2008 and later tax return years based on individual state statute of limitations.

Risks and Uncertainties

The ethanol industry is currently receiving an indirect benefit of the Volumetric Ethanol Excise Tax Credit (“VEETC”) provided to gasoline blenders which is set to expire on December 31, 2011, after a one year extension was signed into law on December 17, 2010. This credit provides for a 45-cent a gallon tax credit for gasoline blenders and a 54-cent a gallon tariff on ethanol imports. Although the Renewable Fuels Standard still exists to maintain the demand for ethanol in the United States, the Company is uncertain of the potential impact that the elimination or reduction in the VEETC credit will have on the Company and the overall ethanol industry.

2.	Inventories

A summary of inventories is as follows (in thousands):

	September 30, 2011	September 30, 2010
Corn	$4,889	$3,127
Chemicals	1,280	1,107
Work in process	3,610	2,104
Ethanol	9,280	5,427
Distillers grain	713	419
Supplies and parts	2,334	1,918

Total	$22,106	$14,102

3.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	September 30, 2011	September 30, 2010
Land	$3,999	$3,962
Buildings	21,341	21,341
Process equipment	221,020	215,962
Office equipment	1,813	1,356
Construction in process	260	234

	248,433	242,855
Accumulated depreciation	$(83,612)	$(61,154)

Property and equipment, net	$164,821	$181,701

4.	Notes Receivable-Related Party

On June 30, 2011, the Company received a $490,000 promissory note from Ethanol Capital Partners, LP-Series R, Ethanol Capital Partners LP-Series T, Ethanol Capital Partners LP-Series V, Ethanol Investment Partners, LLC and Tennessee Ethanol Partners, LP in connection with payments the Company made in connection with the settlement of arbitration brought by a former officer of the Company against the Company and related litigation brought against a director of the Company. The note is due on July 1, 2016 and accrues interest at the Prime Rate, adjusted annually. The note is secured by a pledge of 4.4 million units of membership in the Company owned by the entities listed above. Any proceeds from the disposition of these units as well as distributions from the Company to the owners of the units will first go to pay down the promissory note and accrued interest.

5.	Debt

A summary of debt is as follows (in thousands, except percentages):

	September 30, 2011 Interest Rate	September 30, 2011	September 30, 2010
ABE Fairmont:
Senior credit facility—variable	3.64%	$32,266	$45,050
Senior credit facility—fixed	7.53%	20,000	20,000
Seasonal line	3.35%	—	—
Subordinate exempt facilities bonds—fixed	6.75%	6,185	7,000

		58,451	72,050
ABE South Dakota:
Senior debt principal—variable	1.75%	77,052	81,352
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	9,453	10,313

		89,505	94,665

Total outstanding		$147,956	$166,715

Additional carrying value of restructured debt	N/A	(9,453)	(10,313)

Stated principal		$138,503	$156,402

The estimated maturities of debt at September 30, as follows (in thousands):

	Stated Principal	Amortization of Additional Carrying Value of Restructured Debt	Total
2012	$20,541	$1,162	$21,703
2013	14,215	2,114	16,329
2014	8,955	2,542	11,497
2015	13,815	2,447	16,262
2016	78,867	1,188	80,055
Thereafter	2,110	—	2,110

Total debt	$138,503	$9,453	$147,956

Senior Credit Facility for the Fairmont Plant

ABE Fairmont has a senior credit facility with Farm Credit consisting of a term loan (“term loan A”), and a revolving term loan, known as term loan B. Farm Credit also extended a $4.0 million revolving seasonal line for financing eligible grain inventory, which expires April 1, 2012, and a $0.9 million revolving credit facility for financing third-party letters of credit which expires on February 1, 2012.

At September 30, 2011, ABE Fairmont had $27.3 million outstanding on term loan A. ABE Fairmont must make quarterly principal installments of $2.6 million through August 2013, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance in November 2013. For each fiscal year ending through September 30, 2013, ABE Fairmont must pay an additional amount equal to the lesser of $8.0 million or 75% of its free cash flow. For the year ending September 30, 2011, the Company is required to pay $6.3 million related to the free cash flow calculation which has been included in the current maturities of long term debt.

At September 30, 2011, ABE Fairmont had $25.0 million outstanding on the revolving term loan B (“term loan B”). On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont will begin repayment of revolving term loan B in $5.0 million semi-annual principal payments.

ABE Fairmont pays interest monthly at an annualized interest rate of 7.53% on $20.0 million and a variable rate based on the 30-day LIBOR rate on the remaining outstanding debt.

ABE Fairmont had $0 outstanding under the revolving seasonal line and had the full $4.0 million available at September 30, 2011. Farm Credit also extended a $0.9 million revolving credit facility for financing third-party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail-car lease, effectively reducing the financing available from the $0.9 million revolving credit facility to $0 at September 30, 2011.

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant

ABE Fairmont has $6.2 million of subordinate exempt facilities revenue bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan agreement is collateralized by the Fairmont plant assets. ABE Fairmont’s repayment of the loan and the security for the loan are subordinate to its senior credit facility. The loan requires semi-annual interest payments with annual principal payments of $815,000 through December 2016, with the remainder due December 2017.

Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “Senior Credit Agreement”) effective as of June 18, 2010, which was accounted for under troubled debt restructuring rules. The Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan in an aggregate principal amount equal to $84.4 million. The interest accrued on outstanding term and working capital loans under the previous credit agreement were reduced to zero. ABE South Dakota agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as a long-term, non-interest bearing debt on its consolidated balance sheets. See Effect of Restructuring below.

The principal amount of the term loan facility is payable in equal quarterly payments of $750,000 which began on June 30, 2010, with the remaining principal amount fully due and payable on March 31, 2016.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 0.50%, increasing to 2% on June 16, 2012, and increasing to 3.0% on June 16, 2013. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 1.5%, increasing to 3.0% on June 16, 2012, and increasing to 4.0% on June 16, 2013. As of September 30, 2011, ABE South Dakota had selected the LIBOR plus 1.5% rate for a period of three months.

ABE South Dakota’s obligations under the Senior Credit Agreement are secured by a first-priority security interest in the equity and assets of ABE South Dakota.

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

	Subordinated Revenue Bonds	Senior Credit Facility	Total Debt Restructured
Principal balance	$19,000	$99,292	$118,292
Accrued interest	1,511	14,518	16,029

Balance prior to restructuring	$20,511	$113,810	$134,321

Restructuring transactions:
Settlement payments	(2,250)	(15,000)	(17,250)
Settlement interest payments	(601)	(963)	(1,564)
Interest forgiven	—	(13,555)	(13,555)
Restructuring fee	—	3,000	3,000
Gain on extinguishment	(17,660)	—	(17,660)

Balance after restructuring	$—	$87,292	$87,292
Principal payments subsequent to restructuring	—	(7,240)	(7,240)

Stated balance, principal—September 30, 2011	$—	$80,052	$80,052

Since the future maximum undiscounted cash payments on the amended and restated senior credit facility (including principal, interest and the restructuring fee) exceed the adjusted carrying value, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms will be accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring which will result in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is approximately 0.26% over LIBOR (0.64% at September 30, 2011).

6.	Members’ Equity

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

Employment Agreements

The Company previously issued 70,000 restricted units to employees in connection with employment agreements of which 21,000 were subsequently forfeited. At September 30, 2011, the Company had a total of 4,000 unvested units issued. Each of the remaining awards vests 50% each year. The Company recorded related compensation expense (benefit) net of recoveries from forfeitures of $46,000, $46,000 and $215,000 in the years ended September 30, 2011, 2010 and 2009, respectively, and expects to record an additional $7,000 of compensation expense over the next two years. Each employee has put rights to sell up to 40% of the units vesting to the Company for the then current market price to cover the related tax requirements of the individual officers. In the year ended September 30, 2011, two employees were eligible to exercise their put rights for the total sale of 2,000 units at $1.50 per unit.

In May 2011, the Company granted its Chief Executive Officer an award of unit appreciation rights with tandem nonqualified unit options. The agreement gives the officer the option to purchase up to 150,000 units in three tranches at prices ranging from $1.50 to $4.50 until May 2021, and under certain circumstances, to exchange the option for a cash payment equal to the appreciation on the value of the units over the exercise price. Each tranche vests at 10,000 units per year if the officer remains employed on May 11 of each year between 2012 and 2016. The units are contingently exercisable only under certain limited circumstances, including a change in control, and therefore the Company is not recognizing compensation expense related to the awards until such time that it is probable that these defined circumstances are probable of occurring.

Warrants

In October 2009, the Company issued 532,671 warrants to PJC Capital LLC, to purchase units of the Company. The warrants have an exercise price of $1.50 per unit and expire in October 2014. The warrants contain a strike price adjustment feature, which, upon the adoption of accounting guidance related to embedded features of equity-linked financial instruments on October 1, 2009, resulted in the instruments no longer being considered indexed to the Company’s own units. Accordingly, on October 1, 2009, the Company reclassified $489,000 from equity to a liability representing the fair value of the warrants, based on $.92 per warrant, as calculated using the Black – Scholes valuation model. During the years ended September 30, 2011 and 2010, the liability was adjusted for the change in fair value of the warrants, and the Company recorded an unrealized gain of $292,000 and $15,000, respectively. A liability of $182,000 and $474,000 related to the warrants is included in other liabilities in the consolidated balance sheet as of September 30, 2011 and 2010, respectively.

Board Representation and Voting Agreement

The Company, certain directors of the Company, South Dakota Wheat Growers Association, CEC and Hawkeye have each executed a voting agreement (the “Voting Agreement”). The Voting Agreement requires the parties to (a) nominate for election to the board two designees of Hawkeye, two designees of CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote all units of the Company they beneficially own or otherwise control to elect each of the designees to the board, (d) not take any action that would result in the removal of any of the designees from the board or to increase the size of the board to more than nine members, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. At October 31, 2011, the parties to the Voting Agreement held in the aggregate approximately 57% of the outstanding units of the Company.

Deemed Distributions

In connection with the annual income tax return in Nebraska, the Company was required to remit withholding tax of approximately $27,000 relating to unit holders who were not residents of Nebraska. Pursuant to the terms of the Operating Agreement, withholding taxes are treated as distributions and reduce Members’ Equity.

7.	Lease Commitments and Contingencies

Lease Commitments

The Company leases various rail cars, equipment and an office facility under operating lease agreements with the following approximate future minimum rental commitments for the years ended September 30 (in thousands):

Minimum Rental Commitments
2012	$5,526
2013	3,274
2014	2,316
2015	2,162
2016	2,128
Thereafter	9,435

$24,841

The Company recognized rent expense related to the above leases of approximately $5.2 million, $3.2 million, and $5.7 million for the years ended September 30, 2011, 2010, and 2009, respectively.

8.	Major Customers

The Company has entered into Exclusive Ethanol Marketing Agreements with Hawkeye Gold to sell substantially all of its ethanol. ABE Fairmont executed an Exclusive Ethanol Marketing Agreement with Hawkeye Gold which became effective on January 1, 2010. ABE South Dakota executed Exclusive Ethanol Marketing Agreements with Hawkeye Gold which became effective October 1, 2010. Prior to signing these agreements, ABE’s ethanol was marketed by Gavilon. Prior to January 2011, Hawkeye Gold was an affiliate of Hawkeye, a 34% owner of the Company’s membership units. Hawkeye sold Hawkeye Gold in January 2011, but as part of the sale price will receive continuing royalty payments from Hawkeye Gold related to 2011 and 2012 revenues from legacy customers, including the Company. The initial term of the two agreements expire on April 30, 2013, and provide for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

ABE Fairmont is currently self-marketing the distillers grains it produces. ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of distillers grains produced at the ABE South Dakota Huron plant to third parties for an agreed upon commission. The Company currently has an agreement with Hawkeye Gold to market the distillers grains produced at the ABE South Dakota Aberdeen plants, effective on October 1, 2010.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	September 30, 2011	September 30, 2010	September 30, 2009
Hawkeye Gold—Ethanol and Distiller Grains
Twelve months revenues (Since January 1, 2010 for prior year)	$494,600	$146,180	$—
Receivable balance at period end	10,780	8,406	—

Gavilon—Ethanol
Twelve months revenues	$—	$194,737	$289,139
Receivable balance at period end	—	4,275	8,480

Dakotaland—ABE South Dakota Distillers Grains
Twelve months revenues	$13,494	$11,834	$17,428
Receivable balance at period end	592	421	379

9.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains, with forward purchase and sale contracts to lock in future operating margins. In addition to entering into contracts to both purchase 15.0 million bushels of corn and sell 18.3 million gallons of ethanol in which the basis or futures price was not locked, the Company had entered into the following fixed price forward contracts at September 30, 2011 (in thousands):

Commodity		Quantity	Amount	Period Covered
Corn	Purchase Contracts	5,785 bushels	$40,027	December 2011
Natural gas	Purchase Contracts	642 btus	2,708	November 2011
Ethanol	Sale Contracts	23,681 gallons	63,208	December 2011
Distillers grains	Sale Contracts	67 tons	13,125	December 2011
Corn oil	Sale Contracts	2,358 pounds	1,030	November 2011

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

When forward contracts are not available at competitive rates, the Company may engage in hedging activities using exchange traded futures contracts, OTC futures options or OTC swap agreements. Changes in market price of ethanol related hedging activities are reflected in revenues and changes in market price of corn related items are reflected in cost of goods sold. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the years ended September 30, 2011, 2010, and 2009 and the fair value of futures contracts as of September 30, 2011 and 2010 (in thousands):

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
2011	Cost of Goods Sold	$89	$(832)	$(743)
2010	Cost of Goods Sold	(323)	274	(49)
2009	Cost of Goods Sold	(3,158)	—	(3,158)

	Balance Sheet	September 30,	September 30,
	Classification	2011	2010
Derivative financial instrument—futures contract	Current Assets	$—	$314
Derivative financial instrument—futures contract	Current Liability	832	—

10.	Employee Benefit Plan

The Company sponsors a 401(k) plan for eligible employees who are at least 21 years of age. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee’s elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $322,000, $257,000, and $264,000 to the plan in the years ended September 30, 2011, 2010, and 2009, respectively.

11.	Related Party Transactions

Corn purchases from directors

The Company purchased $43,000, $306,000, and $525,000 of corn for the operation of the Nebraska plant during the years ended September 30, 2011, 2010 and 2009, respectively, from several of the Company’s directors and entities associated with the directors.

Grain Purchases from South Dakota Wheat Growers Association (SDWG).

The Company purchased $184.7 million, $101.8 million and $107.9 million of corn from SDWG in the years ended September 30, 2011, 2010 and 2009 pursuant to a grain origination agreement, which covers all corn purchases in South Dakota. SDWG owns 5% of the Company’s outstanding units.

12.	Arbitration Settlement

On June 30, 2011, the Company resolved all open issues related to arbitration brought by a former officer against the Company, and litigation brought by the former officer against a director of the Company. The Company has recognized an expense relating to this arbitration of approximately $3.0 million for the year ended September 30, 2011. In addition, the Company incurred legal fees of approximately $0.8 million for the year ended September 30, 2011 relating to this matter.

13.	Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2011, 2010, and 2009. Dollars in thousands, except per unit amounts:

Year Ended September 30, 2011	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter
Total revenues	$116,516	$152,812		$154,848	$147,570
Gross profit	6,102	4,812		1,478	1,850
Net income (loss)	3,167	736		(1,764)	(330)
Basic income (loss) per common unit	$0.13	$0.03		$(0.07)	$(0.02)
Diluted income (loss) per common unit	$0.13	$0.03		$(0.08)	$(0.02)

Year Ended September 30, 2010	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter
Total revenues	$96,256	$98,741		$90,337	$95,245
Gross profit	12,128	10,542		4,144	6,571
Net income	6,154	5,106		16,474 (1)	3,487
Basic income per common unit	$0.35	$0.29		$0.88	$0.18
Diluted income per common unit	$0.35	$0.28		$0.88	$0.18

Year Ended September 30, 2009	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter
Total revenues	$98,854	$86,466		$85,457	$84,939
Gross profit (loss)	76	(320)		3,877	6,363
Net income (loss)	(10,708)	(21,210	)(2)	(1,670)	(20,710	)(3)
Basic loss per common unit	$(0.90)	$(1.68)		$(0.13)	$(1.52)
Diluted loss per common unit	$(0.90)	$(1.68)		$(0.13)	$(1.52)

(1)	Includes a gain on extinguishment of debt of $17,660
(2)	Includes impairment charges of $13,565
(3)	Includes impairment charges of $14,695

14.	Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of September 30, 2011 and 2010, and the years ended September 30, 2011, 2010 and 2009. ABE’s ability to receive distributions from its consolidated subsidiaries is based on the terms and conditions in their respective credit agreements. ABE Fairmont is able to pay a distribution to ABE annually based on its financial results for that fiscal year, subject to maintaining compliance with all loan covenants and the terms and conditions of its senior secured credit agreement. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. ABE Fairmont paid a distribution to ABE during fiscal 2011 of $4.7 million, and none in the previous two fiscal years. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

	September 30, 2011	September 30, 2010
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,457	$1,065
Other receivables	524	1,026
Prepaid expenses	42	11

Total current assets	4,023	2,102

Property and equipment, net	666	374
Other assets:
Investments in consolidated subsidiaries	62,341	63,262
Notes receivable-related party	494	—
Other assets	32	7

Total assets	$67,556	$65,745

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$1,083	$844
Accrued expenses	509	609

Total current liabilities	1,592	1,453

Other liabilities	318	474

Total liabilities	1,910	1,927
Members’ equity:
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,246	171,200
Accumulated deficit	(105,600)	(107,382)

Total members’ equity	65,646	63,818

Total liabilities and members’ equity	$67,556	$65,745

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations and Comprehensive Income (Loss)

	Years Ended
	September 30, 2011	September 30, 2010	September 30, 2009
	(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiaries	3,848	30,573	(54,918)
Management fee income from subsidiaries	4,154	4,403	4,580
Selling, general and administrative expenses	(3,260)	(3,217)	(5,115)
Arbitration settlement expense	(3,791)	(960)	—

Operating income (loss)	951	30,799	(55,453)
Other income	542	1,163	2,954
Interest income (expense)	316	(741)	(1,799)

Net income (loss)	$1,809	$31,221	$(54,298)
Other comprehensive income:
Interest rate swap obligation	—	—	1,786

Comprehensive income (loss)	$1,809	$31,221	$(52,512)

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

	Years Ended
	September 30, 2011	September 30, 2010	September 30, 2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$1,809	$31,221	$(54,298)
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	111	79	124
Equity in earnings of consolidated subsidiaries	(3,848)	(30,573)	54,918
Distributions from subsidiaries	4,671	—	—
Impairment of long-lived assets	—	—	1,006
Gain on disposal of fixed assets	(2)	—	—
Amortization of deferred revenue and rent	(19)	—	—
Unit compensation expense	46	47	197
Unrealized gain on derivative financial instruments	(292)	(15)	—
Change in working capital components:
Accounts receivable	502	1,819	(2,845)
Prepaid expenses	(31)	8	201
Accounts payable and accrued expenses	139	280	(1,593)

Net cash provided by (used in) operating activities	3,086	2,866	(2,290)

Cash flows from investing activities:
Purchase of property and equipment	(319)	(40)	(7)
Proceeds from disposal of fixed assets	16	116	240
Issuance of notes receivable	(494)	—	—
Change in other assets and liabilities	130	—	5
Equity contribution to subsidiary	—	(12,250)	—
Decrease (increase) in restricted cash	—	5,747	(3,217)

Net cash used in investing activities	(667)	(6,427)	(2,979)

Cash flows from financing activities:
Payments on debt	—	(9,269)	(435)
Proceeds from issuance of membership units and subscribed units	—	11,640	6,457
Distribution-state tax withholding	(27)	—	—
Offering costs paid	—	(387)	(249)
Repurchase of units	—	(3)	(18)

Net cash provided by (used in) financing activities	(27)	1,981	5,755

Net increase (decrease) in cash and cash equivalents	2,392	(1,580)	486
Beginning cash and cash equivalents	1,065	2,645	2,159

Ending cash and cash equivalents	$3,457	$1,065	$2,645

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. This assessment is based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2011.

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

Incorporated herein by reference is the information appearing under the headings “Election of Directors” and “Company Governance” in the Company’s proxy statement for the Company’s 2012 Annual Meeting of Members (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year ended September 30, 2011. See also Part I hereof under the heading “Item X. Executive Officers of the Registrant”.

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

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Certain Beneficial Owners” in the 2012 Statement.

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

(1) Financial Statements—An index to our financial statements is located above on page 43 of this report. The financial statements appear on page 45 through page 49 of this report.

(2) Exhibits—The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 2011.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/s/ RICHARD R. PETERSON
Richard R. Peterson
Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 2011.

Name	Title

/s/ RICHARD R. PETERSON Richard R. Peterson	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

* Scott A. Brittenham	Director, Chairman

* John E. Lovegrove	Director

* Bryan A. Netsch	Director

* Joshua M. Nelson	Director

* Troy L. Otte	Director

* Bruce L. Rastetter	Director

* Jonathan K. Henness	Director

/s/ RICHARD R. PETERSON
Richard R. Peterson, as power of attorney, where designated by *

EXHIBIT INDEX

2.1	Partnership Interest Purchase Agreement with ABE SOUTH DAKOTA Acquisition, LLC, Aventine Renewable Energy, Inc., Dakota Fuels, Inc., South Dakota Wheat Growers Association, Heartland Producers, LLC, and Heartland Grain Fuels, L.P. dated as of November 7, 2006	Incorporated by reference(1)

2.2	Partnership Interest and Stock Purchase Agreement with ABE SOUTH DAKOTA Acquisition, LLC, Heartland Grain Fuels, L.P, Heartland Producers, LLC, South Dakota Wheat Growers Association and Dakota Fuels, Inc. dated as of November 7, 2006	Incorporated by reference(2)

3.1	Certificate of Formation	Incorporated by reference(3)

3.2	Fourth Amended and Restated Operating Agreement of the Registrant, effective as of May 11, 2010	Incorporated by reference(4)

4.1	Form of Certificate of Membership Units	Incorporated by reference(5)

4.2	Warrant to Purchase Units of Advanced BioEnergy, LLC dated August 28, 2009	Incorporated by reference(6)

4.3	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006	Incorporated by reference(7)

4.3.1	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006, as amended	Incorporated by reference(8)

4.3.2	Second Amendment to Investor Rights Agreement between Advanced BioEnergy LLC and South Dakota Wheat Growers Association dated as of August 28, 2009	Incorporated by reference(9)

4.4	Registration Rights Agreement with Ethanol Investment Partners, LLC dated June 25, 2007	Incorporated by reference(10)

4.4.1	First Amendment to Registration Rights Agreement between Advanced BioEnergy, LLC and Ethanol Investment Partners dated as of August 28, 2009	Incorporated by reference(11)

4.5	Registration Rights Agreement between Advanced BioEnergy, LLC, and Hawkeye Energy Holdings, LLC dated as of August 28, 2009	Incorporated by reference(12)

10.1	Promissory Note (Operating Loan) and Loan Agreement with Farm Credit Services of America, PCA dated February 13, 2006	Incorporated by reference(13)

10.2	Master Loan Agreement effective as of April 7, 2011 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(14)

10.3	Revolving Credit Supplement, Letters of Credit dated as of April 7, 2011 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(15)

10.4	Monitored Revolving Credit Supplement entered into as of April 7, 2011 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(16)

10.5	Construction and Revolving Term Loan Supplement effective as of December 24, 2008 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC	Incorporated by reference(17)

10.6	Mulitple Advance Term Loan Supplement between Farm Credit Services of America, FLCA and ABE Fairmont, LLC dated April 7, 2011	Incorporated by reference(18)

10.7	Loan and Trust Agreement with the County of Fillmore, State of Nebraska and Wells Fargo N.A. dated April 1, 2006	Incorporated by reference(19)

10.8	Promissory Note issued to the County of Fillmore, State of Nebraska dated April 27, 2006	Incorporated by reference(20)

10.9	Subordinate Deed of Trust and Construction Security Agreement with Wells Fargo Bank dated April 27, 2006	Incorporated by reference(21)

10.10	ICM License Agreement with ICM, Inc. dated March 13, 2006	Incorporated by reference(22)

10.11	Contract for Electric Service with Perennial Public Power District dated April 25, 2006	Incorporated by reference(23)

10.12	Agreement between Heartland Grain Fuels, LP and ICM, Inc. dated July 14, 2006	Incorporated by reference(24)

10.13	South Dakota Grain Fuels, L.P. Agreement of Limited Partnership dated August 27, 1991	Incorporated by reference(25)

10.14	Amendment to the Agreement of Limited Partnership of Heartland Grain Fuels, L.P. dated November 8, 2006	Incorporated by reference(26)

10.15	Administrative Agency Agreement among Farm Credit Services of America, FLCA, CoBank, ACB and ABE Fairmont, LLC dated as of November 20, 2006	Incorporated by reference(27)

10.16	Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006*	Incorporated by reference(28)

10.16.1	Amendment to Grain Origination Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association	Incorporated by reference(29)

10.17	Settlement Agreement and Release between Advanced BioEnergy, LLC, certain ABE Parties described therein, Ethanol Investment Partners, LLC and Clean Energy Capital, LLC dated October 16, 2008	Incorporated by reference(30)

10.18	Subscription Agreement dated as of August 21, 2009 between Advanced BioEnergy, LLC and Hawkeye Holding, LLC	Incorporated by reference(31)

10.19	Side Letter dated as of August 21, 2009 executed by Advanced BioEnergy, LLC in favor of Hawkeye Energy Holdings, LLC	Incorporated by reference(32)

10.20	Exclusive Ethanol Marketing Agreement by and among Hawkeye Gold, LLC and ABE Fairmont, LLC dated as of August 28, 2009	Incorporated by reference(33)

10.20.1	Extension and Amendment to Ethanol Marketing Agreement between Hawkeye Gold, LLC and ABE Fairmont, LLC dated September 30, 2011	Filed herewith

10.21	Form of Director Indemnification Agreement	Incorporated by reference(34)

10.22	Lock-Up and Voting Agreement dated as of March 31, 2010 (effective as of April 7, 2010) among Marshall Financial Group, LLC, Banco Santander, S.A., New York Branch, Farm Credit Bank of Texas, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, KEB NY Financial Corp., Nordkap Bank AG, WestLB AG, New York Branch, Heartland Grain Fuels, L.P., Advanced BioEnergy, LLC and Oppenheimer Rochester National Municipals	Incorporated by reference(35)

10.23	Backstop Commitment Agreement dated as of April 7, 2010 between Advanced BioEnergy, LLC and Hawkeye Company Holdings, LLC	Incorporated by reference(36)

10.24	Exclusive Ethanol Marketing Agreement (Aberdeen, South Dakota plant) dated as of April 7, 2010 between Hawkeye Gold, LLC and Heartland Grain Fuels, L.P.	Incorporated by reference(37)

10.24.1	Extension and Amendment to Ethanol Marketing Agreement (Aberdeen, SD plant) between Hawkeye Gold, LLC and ABE South Dakota, LLC dated September 30, 2011	Filed herewith

10.25	Distillers Grains Marketing Agreement (Aberdeen, South Dakota plant) dated as of April 7, 2010 between Hawkeye Gold, LLC and Heartland Grain Fuels, L.P.	Incorporated by reference(38)

10.25.1	Extension and Amendment to Ethanol Marketing Agreement (Huron, SD plant) between Hawkeye Gold, LLC and ABE South Dakota, LLC dated September 30, 2011	Filed herewith

10.26	Exclusive Ethanol Marketing Agreement (Huron, South Dakota plant) dated as of April 7, 2010 between Hawkeye Gold, LLC and Heartland Grain Fuels, L.P.	Incorporated by reference(39)

10.27	Voting Agreement among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC Ethanol Investment Partners, LLC South Dakota Wheat Growers Association, a South Dakota cooperative, and certain directors of the Company dated as of August 28, 2009.	Incorporated by reference(40)

10.27.1	Amendment No. 1 to Voting Agreement dated as of April 7, 2010 among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC, Ethanol Investment Partners, LLC, Ethanol Capital Partners, Series R, LP, Ethanol Capital Partners, Series T, LP, Tennessee Ethanol Partners, LP, South Dakota Wheat Growers Association and the directors of Advanced BioEnergy, LLC party thereto	Incorporated by reference(41)

10.28	Restructuring Agreement dated as of June 16, 2010 among Advanced BioEnergy, LLC, ABE Heartland, LLC, ABE South Dakota, LLC, Dakota Fuels, Inc., the lenders referred to therein, WestLB AG, New York Branch, as Administrative Agent and Collateral Agent, Wells Fargo Bank, National Association, as Trustee of the Brown County, South Dakota Subordinate Solid Waste Facilities Revenue Bonds (Heartland Grain Fuels, L.P. Ethanol Plant Project) Series 2007A, Oppenheimer Rochester National Municipals, as the sole bondholder, and Brown County, South Dakota, as issuer of the subordinated bonds	Incorporated by reference(42)

10.29	Amended and Restated Senior Credit Agreement dated as of June 16, 2010 among ABE South Dakota, LLC, the lenders referred to therein and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent	Incorporated by reference(43)

10.30	Amended and Restated Accounts Agreement dated as of June 16, 2010 among ABE South Dakota, LLC, Amarillo National Bank, as the Accounts Bank and Securities Intermediary and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent	Incorporated by reference(44)

10.31	Second Amended and Restated Employment Agreement dated May 11, 2011 between Advanced BioEnergy, LLC and Richard Peterson +	Incorporated by reference(45)

10.32	Award Agreement for Unit Appreciation Right with Tandem Nonqualified Unit Option dated May 11, 2011 between Advanced BioEnergy, LLC and Richard Peterson +	Incorporated by reference(46)

10.33	Master Agreement dated as of June 30, 2011 between Advanced BioEnergy, LLC, Clean Energy Capital, LLC, and affiliated entitles of Clean Energy Capital, LLC.	Incorporated by reference(47)

10.33.1	Promissory Note dated June 30, 2011, from affiliated entitles of Clean Energy Capital, LLC to Advanced BioEnergy, LLC.	Incorporated by reference(48)

10.33.2	Pledge Agreement dated June 30, 2011, from affiliated entitles of Clean Energy Capital, LLC to Advanced BioEnergy, LLC	Incorporated by reference(49)

10.33.3	Guarantee dated June 30, 2011 by Clean Energy Capital, LLC of Promissory Note from affiliated entitles of Clean Energy Capital, LLC to Advanced BioEnergy, LLC.	Incorporated by reference(50)

21	List of Subsidiaries of the Registrant	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

101	The following materials from Advanced BioEnergy’s Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2011 and 2010 ; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Members’ Equity for the years ended September 30, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.	Filed herewith

*	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.
+	Management compensatory plan/arrangement.
(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).
(2)	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).
(3)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 13, 2010 (File No. 000-52421).
(5)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).
(6)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).
(7)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).
(8)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).
(9)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).
(10)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).
(11)	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(12)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).
(13)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).
(14)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 16, 2011 (File No. 000-52421).
(15)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 16, 2011 (File No. 000-52421).
(16)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 16, 2011 (File No. 000-52421).
(17)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2009 (File No. 000-52421).
(18)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 16, 2011 (File No. 000-52421).
(19)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).
(20)	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).
(21)	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).
(22)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).
(23)	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006 (File No. 333-125335).
(24)	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB, filed on December 29, 2006 (File No. 333-125335).
(25)	Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).
(26)	Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).
(27)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2006 (File No. 333-125335).
(28)	Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299).
(29)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007(File No. 000-52421).
(30)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2008(File No. 000-52421).
(31)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009 (File No. 000-52421).
(32)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009 (File No. 000-52421).
(33)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).
(34)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2010 (File No. 000-52421).
(35)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).
(36)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).
(37)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).

(38)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).
(39)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).
(40)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).
(41)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).
(42)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010 (File No. 000-52421).
(43)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010 (File No. 000-52421).
(44)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010 (File No. 000-52421).
(45)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 16, 2011 (File No. 000-52421).
(46)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 16, 2011 (File No. 000-52421).
(47)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 7, 2011 (File No. 000-52421).
(48)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 7, 2011 (File No. 000-52421).
(49)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 7, 2011 (File No. 000-52421).
(50)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on July 7, 2011 (File No. 000-52421).