Form 10-K/A
period 2011-09-30
Advanced BioEnergy, LLC
filed 2012-01-30
CIK 1325740

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

As of January 30, 2012, the number of outstanding units was 24,714,180.

ADVANCED BIOENERGY, LLC

FORM 10-K/A FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

EXPLANATORY NOTE

Advanced BioEnergy, LLC is filing this Amendment No. 1 on Form 10-K/A in order to amend our Annual Report on

Form 10-K for the fiscal year ended September 30, 2011, (which was filed on December 28, 2011) to set forth information required by Items 10, 11, 12, 13 and 14 under Part III and Item 15 of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by our original Form 10-K filing. This Form 10-K/A amends Part III and Part IV of our original Form 10-K filing only, and all other portions of our original Form 10-K filing remain in effect and have not been updated to reflect the events and developments since the original December 28, 2011 filing date.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Under our Operating Agreement, our board of directors is divided into three staggered groups, with approximately one third of our directors elected by our members each year for terms of three years. As described below under “Security Ownership of Certain Beneficial Owners – 2009 Voting Agreement”, the Company and certain other parties are parties to the 2009 Voting Agreement, which, among other things, requires the parties thereto to nominate, recommend and vote for election to the board two designees of Hawkeye Energy Holdings, LLC (“Hawkeye Energy”), two designees of Ethanol Investment Partners, LLC (“EIP”), an affiliate of Clean Energy Capital, LLC (“CEC”), and the Chief Executive Officer of the Company. Our current board of directors is comprised of the following:

Name	Age	Position	Director Since
Group I — term expiring in 2012:
Scott A. Brittenham	53	Chairman & Director	2008
Joshua M. Nelson	39	Director	2009
Bruce L. Rastetter	55	Vice-Chairman & Director	2009

Group II — term expiring in 2013:
Troy L. Otte	44	Director	2005
Richard R. Peterson	46	Director	2009
Open

Group III — term expiring in 2014:
John E. Lovegrove	57	Director	2005
Bryan A. Netsch	54	Director	2011
Jonathan K. Henness	25	Director	2011

Biographical Information for Directors

Scott A. Brittenham became Chairman of the Company in October 2011. Mr. Brittenham co-founded and since 2003 has served as president and chief executive officer of CEC, formerly Ethanol Capital Management, LLC (ECM), the largest fund manager for ethanol investments in the United States. Pursuant to the 2009 Voting Agreement, Mr. Brittenham was elected as a designee of EIP. From 1999 through 2003, Mr. Brittenham served as President and Chief Executive Officer of Fidelity Mortgage Corporation and from 1995 through 1999, Mr. Brittenham served as the president and a director of Brittenham Investment Management. On November 16, 2005, Mr. Brittenham, as President of Fidelity Mortgage Corporation, entered into a consent order with the State of Washington Department of Financial Institutions Consumer Services Division prohibiting Mr. Brittenham from participating in the conduct of the affairs of any mortgage broker licensed by the State of Washington Department of Financial Institutions or any mortgage broker exempt from such licensing requirements for a period of ten years. Mr. Brittenham also serves on the board of directors of Highwater Ethanol, LLC. Mr. Brittenham’s deep knowledge of the ethanol industry and capital markets as well as his senior leadership positions and board experience with other ethanol companies provides the board and committees with extensive industry expertise.

Joshua M. Nelson is a Managing Director at Thomas H. Lee Partners, L.P., a private equity firm based in Boston, Massachusetts where he has worked since 2003. Prior to this, he worked at JPMorgan Partners, the private equity affiliate of JPMorgan Chase. Mr. Nelson has been a director of Hawkeye Energy since 2006. Mr. Nelson also serves on the board of directors of InVentiv Health, Inc., and the board of managers of Hawkeye Energy. Mr. Nelson’s financial acumen and understanding of risk and capital skills enhanced through serving on boards and committees provide the board with unique insight and acquisition experience.

Bruce L. Rastetter was elected Vice Chairman of the Board in January 2012. Mr. Rastetter currently serves as the CEO of Summit Group. Growing out of the modest family farm of his youth, Summit Group is an umbrella organization encompassing various agricultural interests including grain and meat production, renewable energy, and international development ventures. From 2004 until January 14, 2011, Mr. Rastetter was the Chief Executive Officer of Hawkeye Gold, LLC and served as the CEO of Hawkeye Energy from 2004 until September 2011. Prior to these positions, Mr. Rastetter founded Heartland Pork Enterprises, Inc. in 1994, and was the Chief Executive Officer of that company until 2004. Mr. Rastetter also serves on the board of directors for Growth Energy and is the President Pro Tem of the Board of Regents, State of Iowa that governs Iowa’s three public universities and two special schools. Mr. Rastetter provides the board with extensive experience resulting from senior leadership positions where he acquired expertise in managing operations, corporate governance, business development and exit strategies, acting as the chief executive officer of several companies, including a company involved in ethanol marketing.

Mr. Rastetter and Mr. Nelson currently serve as the two designees of Hawkeye Energy pursuant to the 2009 Voting Agreement. As noted above, Mr. Nelson has served as a director of Hawkeye Energy since 2006 and Mr. Rastetter served an chief executive officer of Hawkeye Gold LLC and Hawkeye Energy. On December 21, 2009, Hawkeye Renewables, LLC (“Hawkeye Renewables”), a subsidiary of Hawkeye Energy, filed for reorganization under chapter 11 of the U.S. Bankruptcy Code in Delaware. On May 25, 2010, a Joint Plan of Reorganization of Hawkeye Renewables was filed with the court, which was confirmed on June 2, 2010, and became effective on June 18, 2010, the date on which Hawkeye Renewables emerged from protection under the Bankruptcy Code with new ownership

Troy L. Otte has been involved in a family-owned farm in the Fillmore County, Nebraska area since 1990. The current operation consists of 5,000 acres of commercial corn, soybeans and Pioneer Hy-Bred International seed. Mr. Otte has served on the board from its inception and has first-hand knowledge of our history and business. He provides the board with agriculture and commodity market experience.

Richard R. Peterson joined our Company as vice president of accounting and finance and chief financial officer in November 2006 and was named chief executive officer of the Company in October 2008. From July 2001 until November 2006, Mr. Peterson served as the director of finance, North American Operations for Nilfisk Advance, Inc., a manufacturer of commercial and industrial cleaning equipment. Prior to joining Nilfisk Advance, Mr. Peterson served as the chief financial officer for PPT Vision, Inc., a manufacturer of 2D and 3D vision inspection equipment from April 1999 to July 2001, and served as the chief financial officer of Premis Corporation, a point-of-sale software development company from December 1996 to April 1999. Mr. Peterson currently serves on the board as our CEO Designee pursuant to the 2009 Voting Agreement. Mr. Peterson has intimate knowledge of our business operations, and understands the many challenges of running the Company. We believe his CEO perspective is critical for the board to effectively oversee the affairs of the Company and administration of its strategies.

John E. Lovegrove has been a director since 2005 and served as chairman from October 2008 to October 2011. He has been a life-long farmer in Fillmore County, Nebraska. For more than the last five years, together with two brothers, he has operated a family farm consisting of 8,000 acres of irrigated corn, soybeans and Pioneer Hy-Brid International seed corn. Mr. Lovegrove has served on the board from its inception and has first-hand knowledge of our business, thereby enabling him to provide valued independent oversight, guidance and strategy on many issues.

Bryan A. Netsch is the founder of the PRISM Group companies, which provides printing services for large, complex printing projects, as well as high security, high liability products such as instant win games. Mr. Netsch currently serves as the Chief Executive Officer of two of the PRISM Group companies and has served in such capacity for more than the past five years. Mr. Netsch has experience with private equity investments, including technology and alternative energy investments. Mr. Netsch holds a variety of patents for printing, packaging and ink coating products. Mr. Netsch was previously an officer of PRISM Graphics, Inc., which filed for bankruptcy in the Northern District of Texas on April 25, 2008. Mr. Netsch provides the board with an extensive business background in finance, operations and acquisitions gained through his experience as a chief executive officer, which enables him to offer important insight into managing the day to day operations of the Company. Mr. Netsch was a member of the original advisory board for Advanced BioEnergy and was elected to the board in 2011.

Jonathan K. Henness is a Senior Managing Director of CEC and serves as its Chief Financial Officer. In addition to his investment-related research and analysis for CEC, Mr. Henness is also responsible for accounting and financial reporting for the 20 limited partnerships CEC manages. Mr. Henness serves on the board of directors of two biofuel companies and on the risk management, operations, and compensation committees of one of the 15 largest biofuel companies in the United States. Prior to CEC, Mr. Henness worked in financial analysis at Boeing Company. Mr. Henness currently serves on our board as one of the two designees of EIP pursuant to the 2009 Voting Agreement. His extensive knowledge in financial analysis and the ethanol industry provides important guidance to the Company. Our board of directors appointed Jonathan K. Henness to the board in May 2011, after Neil S. Hwang, one of two EIP designees on the Company’s board, resigned effective April 20, 2011. Mr. Hwang had been elected for a three-year term at the Company’s March 2011 Regular Meeting of Members.

Section 5.2 of the Company’s Operating Agreement provides that the number of directors of the Company shall be fixed by the members of the Company, provided, that in the event of a vacancy, our board may fill the vacancy prior to the next regular meeting of the members. Our board of directors has historically been composed of eight to nine members, with nine being the maximum size allowable under the 2009 Voting Agreement. We currently have one vacancy on our Board of Directors.

COMPANY GOVERNANCE

Audit Committee

The audit committee consists of Messrs. Brittenham (Chairman), Otte and Lovegrove. The audit committee’s function is one of oversight and, in that regard, the audit committee meets with our management and independent registered public accounting firm to review and discuss our financial reporting and our controls respecting accounting.

The board has determined each of Messrs. Brittenham, Otte and Lovegrove is independent as defined in the rules of the NASDAQ Stock Market and under SEC Rule 10A-3. In making the determination that Mr. Otte is independent using the NASDAQ Stock Market criteria, the Board Company considered the factors set forth in Item 13 “Certain Relationships and Related Transactions, and Director Independence – Director Independence.” The Board has also determined that Mr. Brittenham is an audit committee financial expert as that term is defined in Item 407(d)(5) of Regulation S-K. The Company’s audit committee charter is available on our website at www.AdvancedBioEnergy.com.

Code of Ethics

We have adopted a code of ethics for the guidance of our chief executive and senior financial officers, and it is posted on our website at www.AdvancedBioEnergy.com. We intend to post on our website any amendments to, or waivers from, our code of ethics within five business days of the amendment or waiver.

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

Our Audit Committee has (i) reviewed and discussed our audited financial statements for fiscal 2011 with our Company’s management; (ii) discussed with our Company’s independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, regarding communication with audit committees (Codification of Statements on Auditing Standards, AU sec. 380); (iii) received the written disclosures and the letter from our Company’s independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence; and (iv) discussed with our Company’s independent registered public accounting firm the independent registered public accounting firm’s independence. Based on the review and discussions with management and the independent registered public accounting firm referred to above, our committee recommended to the board of directors that the audited financial statements be included in our Company’s annual report on Form 10-K for fiscal 2011 and filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

SCOTT A. BRITTENHAM

JOHN E. LOVEGROVE

TROY L. OTTE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our directors, officers and 10% or greater unitholders to file initial reports of unit ownership and reports of changes in unit ownership with the SEC. Our directors and officers are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our directors and officers, all Section 16(a) filing requirements were met for fiscal 2011.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principal elements of compensation paid to our named executive officers and the compensation philosophy and objectives of our compensation program. Because Richard R. Peterson was our only named executive officer for the fiscal year ended September 30, 2011 and he is currently our only named executive officer, the following discussion focuses on compensation for Mr. Peterson.

Our compensation committee is responsible for discharging the board’s responsibilities relating to compensation of the Company’s executives. Our compensation committee has the authority to retain compensation consultants to assist it in evaluating compensation. In the past, our compensation committee has retained the Stanton Group to provide recommendations regarding the compensation of our executives. In particular, the Stanton Group has provided the compensation committee with certain benchmarking information and provided modeling information for short and long-term incentive plans. Our compensation committee also has the responsibility for monitoring adherence with our compensation philosophy, which is further described below, and ensuring that the total compensation paid to our executive officers is transparent, fair, reasonable and competitive. Our compensation committee has authority to delegate any of its responsibilities to subcommittees as the committee may deem appropriate.

In 2011 and 2012, decisions regarding the compensation of Mr. Peterson were made by our board upon the recommendation of our compensation committee.

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

In structuring a compensation program that will implement these principles, we have developed the following objectives for our executive compensation program:

•	overall compensation levels must be sufficiently competitive to retain executives; and

•	a portion of total compensation should be contingent on, and variable with, achievement of personal and Company performance goals.

Compensation Elements

For 2011, the principal components of our compensation for our named executive officer included:

•	base salary;

•	incentive cash bonuses;

•	equity compensation; and

•	perquisites and other personal benefits.

We expect that the principal components of compensation for Mr. Peterson and any other named executive officer who may be hired in 2012 will be comprised of the same principal components. These components have typically been included in the employment agreements for any named executive officer, as well as in Company policies. In addition to employment agreements, we have also entered into certain restricted unit agreements and change of control agreements that are further described below. Mr. Peterson has an employment agreement, a change of control agreement, and a nonqualified optional unit appreciation right agreement.

Base Salary

Base salary is targeted to provide named executive officers with a fixed base amount of compensation for services rendered during the year. We believe this is consistent with competitive practices and will help ensure we retain qualified leadership in those positions in light of salary norms in our industry and the general marketplace. Traditionally, base salary for our named executive officers has been included in employment agreements and Mr. Peterson’s employment agreement includes a base salary of $285,000. In the past, the amounts of base salary contained in our employment agreements were determined for each executive based on position and responsibility by using market data obtained by the Stanton Group. Our compensation committee targeted salaries for our named executive officer at the lower end of the median range for comparable companies. While it has been difficult for the compensation committee to gather information for comparable companies on an on-going basis, the compensation committee periodically reviews base compensation in connection with execution and renegotiation of employment agreements with executives to ensure we maintain a competitive position.

Incentive Cash Bonuses

The compensation committee has used, and expects to continue to use, cash bonuses to focus our management on achieving key Company financial objectives, to motivate certain desired individual behaviors and goals and to reward substantial achievement of these Company financial objectives and individual behaviors and goals.

The compensation committee believes that as a growth company, we should reward achievement of both personal performance objectives and Company financial objectives, such as gallons of ethanol produced and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The employment agreements with our named executive officers have traditionally included a provision that makes the executives eligible for an annual bonus in an amount up to 37% of the executive’s base salary during a fiscal year, based upon criteria established by the board or committee of the board. In addition, certain other Company employees also participate in the Company’s corporate bonus plan. For fiscal years 2011 and 2012, the compensation committee used a formula for its corporate bonus plan based on the following three criteria: (i) EBITDA targets per gallon of ethanol sold (50%), (ii) yield (30%), and (iii) gallons of ethanol produced (20%).

The compensation committee developed the financial targets to reflect the ethanol industry’s continued capacity surplus and the narrow margins created by commodity movements.

•

In order to receive a minimum payout based on EBITDA in 2011, EBITDA had to be equal to or greater than $.12 per gallon and to receive a maximum payout, EBITDA had to be equal to or greater than $.21 per gallon. The payout based on EBITDA was calculated on a pro-rata basis for performance between the minimum and the maximum.

•

In order to receive a minimum payout based on 200 proof ethanol yield per bushel in 2011, yield had to be equal to or greater than 2.67 gallons per bushel and to receive a maximum payout, yield had to be equal to or greater than 2.74 gallons per bushel. The payout based on yield was calculated on a pro-rata basis for performance between the minimum and the maximum.

•

In order to receive a minimum payout based on ethanol production, gallons of 200 proof ethanol produced at the Company’s facilities in Nebraska and South Dakota had to be equal to or greater than 177 million gallons and to receive a maximum payout, gallons of 200 proof ethanol produced had to be equal to or greater than 198 million gallons. The targets for 200 proof ethanol production were subject to adjustments for planned production slowdowns or planned plant shutdowns due to economic reasons or any act of God causing a disruption in production (but not repairs, maintenance, warranty issues or other similar occurrences). The payout based on ethanol production was calculated on a pro-rata basis for performance between the minimum and the maximum. In 2011, Mr. Peterson received cash bonuses based on this formula in the amount detailed in the Summary Compensation Table below.

The compensation committee has developed the fiscal 2012 financial targets to reflect improvements in the Company’s operational performance in 2011 while still considering the ethanol industry’s continued capacity surplus and the narrow margins in the ethanol industry created by commodity movements.

•

In order to receive a minimum payout based on EBITDA in 2012, EBITDA has to be equal to or greater than $.14 per gallon and to receive a maximum payout, EBITDA has to be equal to or greater than $.21 per gallon. For 2012, the compensation committee added an additional provision to the plan whereby a minimum EBITDA target of $0.12 per gallon must be met in order for a bonus to be paid on any of the other targets.

•

The payout based on EBITDA will be calculated on a pro-rata basis for performance between the minimum and the maximum. In order to receive a minimum payout based on 200 proof ethanol yield per bushel in 2012, yield has to be equal to or greater than 2.71 gallons per bushel and to receive a maximum payout, yield has to be equal to or greater than 2.77 gallons per bushel. The payout based on yield will be calculated on a pro-rata basis for performance between the minimum and the maximum.

•

In order to receive a minimum payout based on ethanol production, gallons of 200 proof ethanol produced at the Company’s facilities in Nebraska and South Dakota has to be equal to or greater than 182 million gallons and to receive a maximum payout, gallons of 200 proof ethanol produced has to be 196 million gallons. The targets for gallons produced are also subject to certain adjustments as described above. The payout based on ethanol production will be calculated on a pro-rata basis for performance between the minimum and the maximum.

•

In the event the Company exceeds the 100% payout level of the plan for any of the targets, there is an accelerator payout of up to 125% on each of the respective criteria. For 200 proof production, the 125% accelerator payout is achieved at 199.5 million gallons, the 125% accelerator payout for 200 proof yield is achieved at 2.79 gallons per bushel, and the 125% accelerator payout on EBITDA is achieved at $0.23 per gallon. The plan provides for a pro-rated payout for results above the 100% maximum payout level up to the 125% maximum accelerator payout level. In 2012, Mr. Peterson as well as certain other employees will be eligible for a cash bonus.

Equity Compensation

From time to time, the board of directors, upon the recommendation of the compensation committee, has granted our named executive officers equity awards that vest over time through restricted unit agreements. Like the incentive cash bonuses described above, the compensation committee believes that these equity awards encourage our named executive officers to increase their ownership stake in the Company and focus on the long-term performance of the Company. These restricted unit awards have included put rights that provide the named executive officer the right to sell back up to 40% of the vested units to our Company at the then-current fair market value of the membership units to cover the related tax requirements of the individual officers. The compensation committee believes that these put provisions are appropriate since sale of our units is highly restricted under our Operating Agreement. On July 31, 2007, Mr. Peterson was awarded 15,000 units pursuant to a restricted unit agreement. This award vests in equal yearly installments over a period of five years.

We have also entered into a change-of-control agreement with Mr. Peterson that provides him the right to receive units of the Company upon his termination without cause after a change of control. The compensation committee believes that such an agreement is appropriate in the event of such a transaction given the need for the Company’s chief executive officer to be focused on the operations of the Company arising from a change of control if it is in the best interests of our members. Additional information about potential payouts to Mr. Peterson under this agreement is provided under the heading “Payments upon Resignation, Retirement or Other Termination” below. In addition, in fiscal 2011, we issued Mr. Peterson the option award described below under “Nonqualified Option and Unit Appreciation Right Agreement.”

Perquisites and Other Personal Benefits

We have traditionally provided named executive officers with perquisites and other personal benefits that the compensation committee believes are reasonable and consistent with our overall compensation program. We believe that these perquisites better enable us to attract and retain superior employees for key positions and are consistent with the Company’s employment agreements. The compensation committee believes that the benefits provided to Mr. Peterson, which primarily consists of the use of a Company-owned vehicle, including all costs incurred in the use of the vehicle, are consistent with market practices and necessary for him to effectively serve as the chief executive officer of the Company.

Accounting and Tax Treatment

We account for equity compensation paid to our employees under generally accepted accounting principles, which require us to estimate and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is earned. We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them.

The compensation committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We currently intend that all cash compensation paid will be tax deductible.

Consideration of Results of 2010 Advisory Vote on Executive Compensation

In establishing executive compensation for fiscal 2012, our compensation committee considered the result of our members’ non-binding advisory vote. At our 2011 regular meeting of members, our members approved the non-binding advisory vote on executive compensation as presented in our 2010 Proxy Statement by a vote of 19,153,485 in favor, 218,209 votes against, with 251,149 votes abstaining. Based in part on these results, the committee believes that the current compensation structure is an effective method and the Company has retained the same principal elements of base salary, incentive cash bonuses, equity compensation, and perquisites and other personal benefits.

Compensation Committee Report

The compensation committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on that review and discussion, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully submitted,

Compensation Committee

TROY L. OTTE

JOSHUA M. NELSON

JONATHAN K. HENNESS

Summary Compensation Table

The following table shows, for our Chief Executive Officer, President and Chief Financial Officer, referred to as our named executive officer, information concerning compensation earned for services in all capacities for the fiscal years ended September 30, 2011, September 30, 2010 and September 30, 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)	Total ($)
Richard R. Peterson	2011	285,000	—	—	90,840	65,361(1)	441,201
Chief Executive Officer,	2010	275,000	—	—	75,116	17,201(1)	367,317
President and Chief Financial Officer	2009	272,334	35,547	—	64,453	32,313(1)	404,647

(1)	The 2011 amounts consist of $53,111 for the portion of the purchase, fuel, insurance and maintenance expense costs for personal use of a Company-owned vehicle. The Company made a decision to purchase the vehicle used by Mr. Peterson in 2011, the cost of which is included in this amount. Therefore, the Company expects this amount to be significantly lower in future periods. The 2011 amount also includes $12,250 in Company contributions to the 401(k) plan. The 2010 amounts consist of $4,951 for the portion of the lease, fuel, insurance and maintenance expense costs for personal use of a Company-owned vehicle and $12,250 in Company contributions to the 401(k) plan. The 2009 amounts consist of $20,063 for the portion of the lease, fuel, insurance and maintenance expense costs for personal use of a Company-owned vehicle and $12,250 in Company contributions to the 401(k) plan.
(2)	Amounts consist of bonuses earned under employment agreements and other discretionary bonuses separately approved by the board of directors.
(3)	No value has been assigned to the option awards in the Company’s financial statements under ASC Topic 718 because the options are only exercisable under specific circumstances. These circumstances have been described below in the “Nonqualified Option and Unit Appreciation Right Agreement” section of this Form 10-K/A statement.
(4)	Amounts consist of bonuses earned under the corporate bonus plan.

Grants of Plan-Based Awards in 2011

The following table sets forth each grant of an award made to a named executive officer during the year ended September 30, 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)(2)	Target ($)(3)	Maximum ($)(4)
Richard R. Peterson	January 19, 2011	31,635	57,998	105,450

(1)	The actual payouts received are reflected in the “non-equity incentive plan compensation” column of the Summary Compensation Table for 2011. The payments of the non-equity incentive plan compensation for 2011 were made in December 2011.
(2)	The 2011 corporate bonus plan was comprised of Company financial targets consisting of: (1) EBITDA targets per gallon of ethanol sold (50%), (2) yield (30%), and (3) gallons of ethanol produced (20%). The threshold payouts were based on the Company meeting the minimum EBITDA target of $.12 per gallon of ethanol (resulting in 25% of the possible 50% payout for EBITDA), reaching a yield of 2.67 (resulting in 25% of the possible 30% payout for yield), and producing 184.1 million gallons of ethanol (resulting in 25% of the possible 20% payout for production).
(3)	The target payouts were based on the Company meeting an EBITDA target of $.15 per gallon of ethanol (resulting in 50% of the possible 50% payout for EBITDA), reaching a yield of 2.70 (resulting in 50% of the possible 30% payout for yield), and producing 190.9 million gallons of ethanol (resulting in 75% of the possible 20% payout for production). This reflects the amount payable if specified performance targets are met.
(4)	The maximum payouts are described in the description of the bonus plan in the Compensation Discussion and Analysis above. For 2011, Mr. Peterson’s maximum payout represents 37% of his salary at 100% plan payout.

Employment Agreement with Named Executive Officer

On May 11, 2011, the Company entered into a Second Amended and Restated Employment Agreement (“2011 Employment Agreement”) with Richard Peterson, Chief Executive Officer and Chief Financial Officer. The 2011 Employment Agreement replaces the Amended and Restated Employment Agreement dated December 11, 2007, as subsequently amended (the “Prior Agreement”) between the Company and Peterson. Under the 2011 Employment Agreement, Peterson will receive (i) an annual base salary of $285,000 effective as of October 1, 2010; (ii) the right to participate in all employee benefit plans and programs of the Company; (iii) use of an automobile while employed by the Company; (iv) three weeks annually of paid vacation time off in accordance with the Company’s normal policies; (v) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses; and (vi) an annual cash performance bonus of up to 37.0% of his base salary based on achievement of certain criteria established by the Company’s compensation committee.

Mr. Peterson has agreed, as part of the employment agreement, that (i) he will not divulge our confidential information or any know-how or trade secret information conceived or originated by him during his employ; (ii) he will not take a corporate opportunity from our Company; (iii) he will not engage in competition with our Company; (iv) he will not attempt to hire an employee of our Company during his employ or during a 24-month period thereafter; (v) he will not solicit our customers or suppliers during his employ or during the 24-month period thereafter; and (v) he will disclose to, and give all rights and ownership to, the Company in any improvements, inventions or copyrightable material he conceives during his employ and relating to our business.

If Mr. Peterson’s employment is terminated by our Company without “cause” or by Mr. Peterson for “good reason,” Mr. Peterson will receive certain severance payments and benefits, including (i) an amount equal to 52 weeks of Mr. Peterson’s weekly base salary at the time of termination of employment, paid in installments in accordance with our regular payroll practices; (ii) a payment equal to the pro rata portion of any annual cash performance bonus that would have been payable to Mr. Peterson during the fiscal year in which the termination occurs; and (iii) health, dental, disability and life insurance benefits for Mr. Peterson and his dependents for a 12-month period, to the extent that such benefits were in effect at termination, unless Mr. Peterson obtains such coverage through any other employer. In addition, if Mr. Peterson’s employment terminates for the reasons described above in connection with or within two years after a change in control, he will receive an additional 52 weeks of base salary. Mr. Peterson has agreed that the existence of the 2009 Voting Agreement or the exercise of rights thereunder does not constitute a change of control. Upon termination, Mr. Peterson shall promptly deliver to us any and all Company records and property in his possession or under his control. Additional information about Mr. Peterson’s employment agreement, including the definitions of “cause” and “good reason”, is provided under the heading “Payments upon Resignation, Retirement or Other Termination” below.

We have also entered into a change of control agreement with Mr. Peterson which provides the right to receive units of the Company upon his termination without cause after a change of control. Additional information about potential payouts to Mr. Peterson under the change in control agreement is provided under the heading “Payments upon Resignation, Retirement or Other Termination” below.

Nonqualified Option and Unit Appreciation Right Agreement

The compensation committee has also granted Mr. Peterson an option to purchase up to 150,000 units at various prices, along with a right, under certain circumstances, to exchange the option for a cash payment equal to the appreciation on the value of the units over the exercise price.

Mr. Peterson has the right to purchase up to:

50,000 units at $1.50 per unit (Tranche 1);

50,000 units at $3.00 per unit (Tranche 2); and

50,000 units at $4.50 per unit (Tranche 3).

Each Tranche will vest at a rate of 10,000 units (30,000 units total) each year if Mr. Peterson remains employed on May 11 of each year between 2012 through 2016. If Mr. Peterson dies or becomes disabled during his employment with the Company, those units that would have vested on the next May 11, would immediately vest.

If the Company experiences a change in control, all options immediately become fully vested if the Company is not the surviving entity, or become fully vested if: (i) the Company is the surviving entity and (ii) within two years after the change in control, Peterson is terminated by the Company without Cause (as defined below) or he resigns for Good Reason (defined in the 2011 Employment Agreement as a material reduction in his duties or his compensation, or a relocation of the Company’s offices greater than 50 miles).

Prior to a change in control of the Company and prior to the units becoming tradable on a national securities exchange, Mr. Peterson (or his heirs in the event of death) may only exercise the option as to any vested units during the 12-month period following his termination of employment as a result of death or disability, or during the 3-month period following termination of employment for any other reason other than Cause.

Mr. Peterson may exercise the options, to the extent vested, by giving notice to the Company and paying the aggregate exercise price for the options exercised. Mr. Peterson may turn back units necessary to pay his tax withholding obligations resulting from the exercise. All options immediately forfeit if Mr. Peterson is terminated for Cause, which includes his unlawful conduct, failure to perform his duties after notice from the board or breach of his fiduciary duties as an officer of the Company.

In the event of a change in control of the Company, Mr. Peterson may, for 30 days beginning on the date of the change in control, exercise the unit appreciation right granted to him in connection with the option and receive cash equal to the appreciation on the number of units then vested under the option in excess of the exercise price, less required tax withholding, except that the Company may substitute property received by the unit holders for cash, and may delay payment of a portion of the appreciation until such time as the unit holders are paid any deferred purchase price for their units.

In the event the units of the Company become tradable on a national securities exchange, Mr. Peterson may thereafter, at any time during his employment and for the period following his employment described above, exercise the unit appreciation right and receive a cash payment equal to the appreciation on the number of units then vested over the exercise price, less required tax withholding. Any units exercised under the unit appreciation right or the option, reduce the number of units remaining available under the option.

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

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth certain information concerning equity awards outstanding to the named executive officer at September 30, 2011.

	Unit Awards
Name	Number of Units That have not Vested(#)		Market Value of Units That have not Vested ($)(1)
Richard R. Peterson	3,000	(2)	4,500

(1)	Amount shown is based on a unit price of $1.50, which was the estimated market value of the units at the end of fiscal 2011. These unit awards reflect grants to Mr. Peterson, of 15,000 restricted units that vest in equal installments over five years by the board of directors on July 31, 2007. These awards contain put rights that provide the right to sell back to the Company up to 40% of the vested membership units at the then-current fair market value of the membership units to cover the related tax requirements of the individual officers. In December 2008, Mr. Peterson exercised put rights for the sale of 1,200 units at $2.55 per unit. In October 2009, Mr. Peterson exercised put rights for the sale of 1,200 units at $1.50 per unit.
(2)	3,000 units vested on October 1, 2011 (after the fiscal year).

2011 Units Vested

The following table sets forth certain information concerning units that have vested during the fiscal year ended September 30, 2011.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Richard R. Peterson	3,000	4,500

(1)	Amount shown is based on a unit price of $1.50, which was the estimated market value of the units at the time that the units vested.

Payments Upon Resignation, Retirement or Other Termination

The 2011 Employment Agreement with Mr. Peterson provides for severance payments in certain circumstances, as described above under the caption “Employment Agreement.” Our employees, including Mr. Peterson, may participate in a tax-qualified 401(k) retirement plan. Under that plan, an employee may contribute up to the annual federal limitation. The Company matches an employee’s contributions to the plan up to 5% of an employee’s annual compensation. The employee’s contributions and the Company’s match vest immediately.

On July 31, 2007, the board, upon the recommendation of the compensation committee, granted Mr. Peterson the right to receive units of the Company on the terms and conditions included in the form of Change in Control Agreement approved by the compensation committee. The board granted Mr. Peterson the right to receive 14,000 units if his employment with the Company or its successor is terminated by the Company or its successor without cause within the earlier of (i) the date the Company signs a definitive agreement governing the change in control, or (ii) 60 days prior to or within two years after a change in control of the Company.

If Mr. Peterson’s employment is terminated by the Company without cause or by him for good reason in connection with or after a change in control, Mr. Peterson will receive enhanced severance benefits. The restricted unit awards to Mr. Peterson will vest in full upon the occurrence of a change in control.

For purposes of these agreements, a change in control is generally defined as: (i) the acquisition by any individual, entity or group of beneficial ownership of 30% or more of our then-outstanding membership units; (ii) certain changes in the composition of our board; (iii) consummation of a reorganization, merger, consolidation or statutory exchange of our membership units; (iv) consummation of a sale or other disposition of all or a substantial portion of our assets: or (v) approval by our unit holders of a complete liquidation or dissolution of the Company. Each of these transactions is subject to certain exceptions, including circumstances under which if a change of control transaction is caused by a group, acting in concert, that includes Mr. Peterson.

For purposes of these agreements, “cause” is generally defined to include: (i) acts of dishonesty intended to result in personal gain or enrichment at the expense of the Company or its affiliates; (ii) unlawful conduct or gross misconduct that is publically detrimental to the reputation or goodwill of the Company; (iii) conviction for, or entry of a no contest or nolo contender plea to, a felony; (iv) willful and deliberate breach of fiduciary obligations; (v) persistent failure to perform material duties or to meet reasonable performance objectives; or (vi) a material breach of the applicable agreement by the individual.

For purposes of these agreements, “good reason” is generally defined to include: (i) material breach of the applicable agreement by the Company; (ii) a material reduction in the individual’s duties, responsibilities or authority; (iii) failure to pay or reduction in base salary or bonus; (iv) a material reduction in the duties, responsibilities, or authority of the person to whom the individual reports; (v) a failure by the Company to assign or a successor to assume and be bound by the applicable agreement; and (vi) requiring the individual to be based more than 50 miles from Minneapolis, Minnesota.

The following table discloses the potential payments and benefits provided upon termination of employment without cause or after a change of control for Mr. Peterson, our only named executive officer who was currently serving at the end of the last fiscal year calculated as if the termination of his employment had occurred on September 30, 2011:

		Following Change in Control
Name	Involuntary (Not for Cause) Termination Salary and Bonus ($)	Involuntary (Not for Cause) or Good Reason Termination Salary and Bonus ($)	Value of Units ($)	Benefits ($)
Richard R. Peterson(1)	$342,998	$685,995	$21,000	$13,440

(1)	Includes one year annual salary and one year target bonus of $57,998; includes two years annual salary and target bonuses plus 14,000 units issuable upon a change in control event at $1.50 per unit. Includes one year of medical, dental and life insurance premiums for Mr. Peterson and his beneficiaries. Payments and benefits provided upon a change in control or termination of employment would be based on his current annual salary and target bonus.

Director Compensation

The following table shows director compensation earned for each of our non-employee directors during the fiscal year ended September 30, 2011. The Company made these payments in December 2011.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)	All Other Compensation ($)	Total ($)
Scott A. Brittenham	13,700	—	—	13,700
Neil S. Hwang (1)	7,300	—	—	7,300
John E. Lovegrove	11,800	—	—	11,800
Joshua M. Nelson	11,000	—	—	11,000
Troy L. Otte	12,200	—	—	12,200
Bruce L. Rastetter	11,500	—	—	11,500
Thomas Ravencroft	6,300	—	—	6,300
Bryan Netsch (2)	6,400	—	—	6,400
Jonathan Henness (3)	5,200	—	—	5,200

(1)	Mr. Hwang was elected for a third year term at the 2011 regular meeting of members and resigned as a director effective on April 20, 2011.
(2)	Mr. Netsch was elected for a three-year term at the 2011 regular meeting of members.
(3)	Mr. Henness was appointed a director on May 24, 2011.

Fiscal 2012 Director Compensation

On January 24, 2012, our Board of Directors established non-employee director compensation for 2012. For fiscal 2012 Board service, each non-employee directors will be entitled to receive a $25,000 annual retainer, an additional $2,000 for serving as a member of the audit or risk management committees and an additional $1,000 for serving as a member of the compensation or governance/nominating committee. The Board Chair will receive an additional $10,000 retainer, while the Chairs of the audit and risk management committees will each receive an additional $5,000 retainer, and the Chairs of compensation and governance/nominating committees will each receive an additional $2,500 retainer. Each director is also reimbursed for his reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committees. Directors are not paid additional fees for attending Board or committee meetings.

Compensation Committee Interlocks and Insider Participation

None of the members of the board who served on our compensation committee during 2011 have ever been an officer or employee of our Company. No executive officer serves, or in the past has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any other entity that has any of its executive officers serving as a member of our board of directors or compensation committee.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth, as of January 27, 2012 , the ownership of units by each member whom we know to own beneficially more than 5% of the outstanding units, each director, each named officer and all executive officers and directors as a group. At the close of business on January 27, 2012, there were 24,714,180 units issued and outstanding, each of which is entitled to one vote.

Unless otherwise indicated by footnote or under the “Description of 2009 Voting Agreement” below, the listed beneficial owner has sole voting power and investment power with respect to such units, no director or executive officer has pledged as security any units shown as beneficially owned, and the mailing address for each person listed in the table is 8000 Norman Center Drive, Suite 610, Bloomington, MN 55437.

Name of Beneficial Owner or Identity of Group	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Units
Non-Employee Directors:
John E. Lovegrove	63,000	(1)	*
Scott A. Brittenham	4,423,499	(2)	17.9%
Jonathan Henness	—		*
Joshua M. Nelson	—		*
Bryan A. Netsch	1,270,000	(3)	5.1%
Troy L. Otte	103,872		*
Bruce L. Rastetter	8,505,224	(4)	34.4%

Named Executive Officers:
Richard R. Peterson	11,400	(5)	*

Executive officers and directors as a group (8 persons)	14,376,995		58.2%

More than 5% Owners:
South Dakota Wheat Growers Association	1,271,452		5.1%
110 6th Avenue SE
Aberdeen, SD 57402

Clean Energy Capital, LLC (f/k/a Ethanol Capital Management, LLC)	4,423,499	(2)	17.9%
5151 E. Broadway, Suite 510 Tucson, AZ 85711

Hawkeye Energy Holdings, LLC	8,505,224	(4)	34.4%
224 S. Belle Ave Ames, IA 50010

Bryan Netsch 1001 Cross Timbers Road, Suite 2090 Flower Mound, TX 75028	1,270,000	(3)	5.1%

*	Less than 1%
(1)	Includes units owned jointly with Mr. Lovegrove’s spouse.
(2)	Includes: 500,000 units directly owned by Tennessee Ethanol Partners, L.P. (“TEP”), of which CEC (f/k/a Ethanol Capital Management, LLC (“ECM”)) serves as the general partner and investment advisor and has voting and dispositive power. Mr. Brittenham and CEC disclaim beneficial ownership of these units, except to the extent of their pecuniary interests therein. These 500,000 units are pledged as security for a loan from CEC to TEP.

475,462 units directly owned by Ethanol Capital Partners, L.P. Series T (“ECP Series T”), of which CEC is the general partner and investment advisor to and has sole voting and dispositive power over its assets. Mr. Brittenham and CEC disclaim beneficial ownership of these units, except to the extent of their pecuniary interest therein.

318,420 units directly owned by Ethanol Capital Partners, L.P. Series R (“ECP Series R”), of which CEC is the general partner and investment advisor to and has sole voting and dispositive power over its assets. Mr. Brittenham and CEC disclaim beneficial ownership of these units, except to the extent of their pecuniary interest therein.

379,617 units directly owned by Ethanol Capital Partners, L.P. Series V (“ECP Series V”), of which CEC is the general partner and investment advisor and has sole voting and dispositive power over its assets. Mr. Brittenham and CEC disclaim beneficial ownership of these units, except to the extent of their pecuniary interest therein.

CEC is the sole manager of EIP. The LLC members in EIP consist of the following: Ethanol Capital Partners, L.P. Series E, Ethanol Capital Partners, L.P. Series H, Ethanol Capital Partners, L.P. Series I, Ethanol Capital Partners, L.P. Series J, Ethanol Capital Partners, L.P. Series L, Ethanol Capital Partners, L.P. Series M, Ethanol Capital Partners, L.P. Series N, Ethanol Capital Partners, L.P. Series O, Ethanol Capital Partners, L.P. Series P, Ethanol Capital Partners, L.P. Series Q and Ethanol Capital Partners, L.P. Series S (collectively, the “LLC Members”). CEC is the general partner of and investment advisor to each LLC Member and has voting and dispositive power over each LLC Member’s assets.

ECP Series E, H, I, J, L, M, N, O, P, Q and S own membership interests in EIP. The percentage ownership of each LLC Member in EIP is as follows: ECP Series E owns 21.50%; ECP Series H owns 8.23%; ECP Series I owns 9.06%; ECP Series J owns 3.98%; ECP Series L owns 4.18%; ECP Series M owns 2.86%; ECP Series N owns 14.11%; ECP Series O owns 9.39%; ECP Series P owns 9.38%; ECP Series Q owns 13.87%; and ECP Series S owns 3.43% (ownership percentages may not add to 100% due to rounding).

TEP, ECP Series T, ECP Series R and ECP Series V are distinct stand-alone entities which own their respective units in the Company directly and not through affiliated entities (as EIP beneficially owns its units).

EIP, Ethanol Capital Partners, LP — Series R, Ethanol Capital Partners, LP — Series T, Ethanol Capital Partners, LP — Series V, and Tennessee Ethanol Partners, LP are parties to a pledge agreement as described below under “Certain Relationships and Related Party Trustees – Arbitration Settlement and Note, Pledge and Guarantee,” LLC.

(3)	Includes 692,000 units owned by Netsch Limited Partnership, 80,000 units owned by Lucas D. Netsch, 80,000 units owned by Marcus T. Netsch, 10,000 units owned by Newell P. Netsch Family LP, 80,000 units owned by Nicolas B. Netsch, 80,000 units owned by Thomas M. Netsch, 62,000 units owned by Marcus T. Netsch Trust, 62,000 units owned by Nicolas B. Netsch Trust, 62,000 units owned by Thomas M. Netsch Trust, and 62,000 units owned by Lucas D. Netsch Trust. Mr. Netsch disclaims beneficial ownership of the units held in the trusts, and shares voting and investment power with respect to these units.
(4)	Includes 8,505,224 units owned by Hawkeye Energy of which Messrs. Nelson and Rastetter are on the board of managers. Messrs. Nelson and Rastetter disclaim beneficial ownership of these units, except to the extent of their pecuniary interest therein.
(5)	Includes 11,400 restricted units issued to Mr. Peterson. All of these units have vested.

2009 Voting Agreement

In August 2099, Hawkeye Energy, entities associated with CEC, South Dakota Wheat Growers Association and certain directors entered into a voting agreement (“2009 Voting Agreement”) in conjunction with the issuance and sale of our units in a private equity offering. The number of units owned by each party to the 2009 Voting Agreement is set forth in the table below.

The 2009 Voting Agreement requires each of the parties thereto to (i) nominate for election to the board the following persons listed below (the “Designees”), (ii) recommend to the members of the Company the Designees, and (iii) vote (or act by written consent) all units beneficially owned by that party at any meeting of our members in favor of the Designees. The Designees include:

•	two representatives designated by Hawkeye Energy — Joshua M. Nelson and Bruce L. Rastetter are currently designated by Hawkeye Energy for this purpose;

•	two representatives designated by CEC — Scott A. Brittenham and Jonathan K. Henness are currently designated by CEC for this purpose; and

•	the Chief Executive Officer of the Company (the “CEO Board Member”) — Richard R. Peterson is currently designated for this purpose.

The 2009 Voting Agreement also requires that each party thereto not take any action that would result in the removal of any of the Designees without the consent of Hawkeye Energy, CEC and the CEO Board Member. Each of the parties to the 2009 Voting Agreement granted to Hawkeye Energy and CEC an irrevocable proxy coupled with an interest to vote such party’s units in accordance with the terms of the 2009 Voting Agreement.

For purposes of Section 13(d) of the Securities Exchange Act of 1934, a total of 14,378,447 units may be deemed to be beneficially owned by virtue of the 2009 Voting Agreement, representing approximately 58.2% of our outstanding units. The number of such units held by each party to the 2009 Voting Agreement is as follows:

Name	Units Owned (#)
John E. Lovegrove	63,000
Ethanol Investment Partners, LLC	2,750,000	(1)
Tennessee Ethanol Partners, L.P.	500,000	(1)
Ethanol Capital Partners L.P., Series T	475,462	(1)
Ethanol Capital Partners L.P., Series R	318,420	(1)
Ethanol Capital Partners L.P., Series V	379,617	(1)
Troy L. Otte	103,872
Richard R. Peterson	11,400
South Dakota Wheat Growers Association	1,271,452
Hawkeye Energy Holdings, LLC	8,505,224	(2)

Total	$14,378,447

(1)	Scott A. Brittenham serves as the Managing Member, President and Chief Executive Officer and Jonathan Henness serves as the Chief Financial Officer and Executive Vice President Finance and Research of CEC, which is the sole manager of EIP and an affiliate of TEP and Ethanol Capital Partners, L.P. Series T, R and V.
(2)	Bruce L. Rastetter and Joshua M. Nelson are members of the board of managers of Hawkeye Energy.

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Promoters and Related Persons

The term “related person” as defined in Item 404(a) of Regulation S-K refers to our directors, executive officers, holders of more than 5% of our outstanding membership units and the immediate family members of any of those persons.

Related Party Transaction Approval Policy

While we had no written related-party transaction policy in effect in 2011, we require that all future transactions with related persons will be no less favorable to us than those generally available from unaffiliated third parties. All future related party transactions, other than grain purchases, will be approved by a majority of the disinterested directors. In addition to compensatory transactions described under “Executive Compensation,” we have engaged in the following transactions with our related persons:

Purchase of Units from Executive Officers

In October 2009, R. Peterson Holdings, Inc., an affiliate of Mr. Peterson, exercised put rights for the sale of 1,200 units at $1.50 per unit. This purchase was approved by our board of directors. We purchased these membership units in order to provide Mr. Peterson, through his affiliated entity, with sufficient cash to pay taxes due upon the vesting of the illiquid membership units granted.

Investment by Hawkeye Energy Holdings, LLC, Ethanol Capital Partners, L.P. Series T, R and V and Certain Directors

On October 5, 2009, the Company completed a private offering in which it raised $7.4 million in net proceeds from the issuance of 5,164,218 units at a price of $1.50 per unit. In connection with the private offering, the Company issued 3,333,333 units to Hawkeye Energy, 462,412 units to Ethanol Capital Partners, L.P. Series T (“ECP Series T”), 270,982 units to Ethanol Capital Partners, L.P. Series R (“ECP Series R”) 35,000 units to Mr. Otte, 35,000 units to Mr. Ravencroft and 20,000 units to Mr. Lovegrove. On October 22, 2009, ECP Series T purchased an additional 13,050 units and ECP Series R purchased an additional 47,438 units at a price of $1.50 per unit.

In June 2010, the Company completed a private offering in which it raised $10.4 million in net proceeds from the issuance of 6,900,000 units at a price of $1.50 per unit. In connection with the private offering, the Company issued 5,171,891 units to Hawkeye Energy, 379,617 units to Ethanol Capital Partners, L.P. Series V (“ECP Series V”), 34,372 units to Mr. Otte and 100,000 units to Mr. Ravencroft.

Subscription Agreement and Side Letter

In connection with the purchase of units by Hawkeye Energy, the Company entered into a Subscription Agreement and Side Letter that required among other things, that (i) the Company appoint two nominees of Hawkeye Energy to our board of directors, (ii) our directors and certain other unitholders enter into the 2009 Voting Agreement as further described under “Security Ownership of Certain Beneficial Owners” — “Description of 2009 Voting Agreement,” (iii) the Company enter into a Registration Rights Agreement (the “Registration Rights Agreement”) with Hawkeye Energy, and (iv) ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”) enter into Exclusive Ethanol Marketing Agreements (the “Ethanol Agreements”) and the Aberdeen plant owned by ABE South Dakota entered into an exclusive Distillers Grains Marketing Agreement with Hawkeye Gold, LLC (“Hawkeye Gold”). Prior to January 2011, Hawkeye Gold was an affiliate of Hawkeye Energy. Also pursuant to the Subscription Agreement and Side Letter, we have agreed to provide Hawkeye Energy with the right, in connection with the issuance of additional units by the Company, to purchase such number of additional units (at the same price and terms as any such issuance by the Company) sufficient to permit Hawkeye Energy to maintain its pro rata ownership interest in the Company.

Board Representation and 2009 Voting Agreement

The 2009 Voting Agreement, among other things, requires the parties to (i) nominate for election to the board two designees of Hawkeye Energy, two designees of EIP and the Chief Executive Officer of the Company, (ii) recommend to the members the election of each of the designees, (iii) vote (or act by written consent) all units (or other voting equity securities) of the Company they beneficially own, hold of record or otherwise control at any time, in person or by proxy, to elect each of the designees to the board, (iv) not take any action that would result in (and take any action necessary to prevent) the removal of any of the designees from the board or the increase in the size of the board to more than nine members without the consent of the Hawkeye Energy, EIP and Chief Executive Officer directors, and (v) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the 2009 Voting Agreement. The Company has granted Hawkeye Energy board observation rights under the 2009 Voting Agreement. At the date hereof, the parties to the 2009 Voting Agreement hold in the aggregate approximately 58.2% of the outstanding units of the Company. Messrs. Nelson and Rastetter are designees of Hawkeye Energy and Messrs. Brittenham and Hwang are designees of EIP.

Registration Rights Agreement

The Company has also executed the Registration Rights Agreement, which grants Hawkeye Energy two demand registration rights and unlimited piggyback registration rights under certain circumstances. In addition, the Registration Rights Agreement requires us to obtain Hawkeye Energy’s consent prior to agreeing to register with the Securities and Exchange Commission any units held by other members (other than members already having such rights), and to obtain Hawkeye Energy’s consent before amending the registration rights agreement with EIP or the investor rights agreement with South Dakota Wheat Growers Association in a manner adverse to Hawkeye Energy.

Marketing Agreements

The Company has entered into Ethanol Agreements with Hawkeye Gold to sell substantially all of its ethanol. Prior to Hawkeye Energy’s sale of its interest in Hawkeye Gold in January 2011, Hawkeye Gold was an affiliate of Hawkeye Energy, a 34% owner of the Company’s outstanding membership units. As part of the sales price, Hawkeye Energy will receive continuing royalty payments from Hawkeye Gold related to 2011 and 2012 revenues from legacy customers, including the Company. ABE Fairmont executed an Ethanol Agreement dated as of August 28, 2009 with Hawkeye Gold, which became effective on January 1, 2010, and was amended on September 30, 2011. ABE South Dakota executed Ethanol Agreements dated as of April 7, 2010 with Hawkeye Gold, which became effective on October 1, 2010 and were amended on September 30, 2011. The Ethanol Agreements require, among other things, (1) Hawkeye Gold must use commercially reasonable efforts to submit purchase orders for, and ABE Fairmont and ABE South Dakota must sell, substantially all of the denatured fuel grade ethanol produced by ABE Fairmont and ABE South Dakota, (2) a purchase and sale of ethanol under the Ethanol Agreements must be in the form of either a direct fixed price purchase order, a direct index price purchase order, a terminal storage purchase order, a transportation swap or similar transaction that is mutually acceptable to the parties, (3) ABE Fairmont or ABE South Dakota will pay any replacement or other costs incurred by Hawkeye Gold as a result of any failure to deliver by ABE Fairmont or ABE South Dakota, respectively, and (4) with certain exceptions, ABE Fairmont and ABE South Dakota will sell substantially all of the ethanol they produce to Hawkeye Gold. The term of the Ethanol Agreement with ABE Fairmont expires on April 30, 2013, and provides for automatic renewal for successive 18 month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. The terms of the Ethanol Agreements with ABE South Dakota expire on April 30, 2013, and provide for automatic renewal for successive one-year terms unless either party provides written notice of non-renewal at least 180 days prior to the end of any term.

ABE South Dakota and Hawkeye Gold executed a Distillers Grains Marketing Agreement, dated April 7, 2010, for distillers grains produced at the Aberdeen plants, which became effective on October 1, 2010. The agreement provides that ABE South Dakota agrees to sell and Hawkeye Gold agrees to purchase substantially all of the dried distillers grains, wet distillers grains (including modified wet distiller’s grains) and corn syrup produced at the Aberdeen, South Dakota plants. The initial term of the agreement is for three years and provides for automatic renewal for successive 12 month terms unless either party provides written notice of nonrenewal at least 90 days prior to the end of any term.

Sales to Hawkeye Gold during the year ended September 30, 2011 and receivable balance at September 30, 2011 were:

Net sales	$494,600,431
Receivable balance	10,777,473

Grain Purchases from South Dakota Wheat Growers Association (“SDWG”)

During fiscal 2011, ABE South Dakota purchased $185 million of corn from SDWG pursuant to a grain origination agreement. SDWG owns 5.1% of the Company outstanding units.

Grain Purchases from Directors

From October 1, 2010 to September 30, 2011, we made payments for corn for the operation of our Nebraska plant to one of our directors and entities associated with that director, as summarized in the table below:

Director	Grain Purchases($)
Troy L. Otte	42,575	(1)

(1)	Includes $39,626 in purchases from a corporation in which Mr. Otte has 50% ownership interest, and a limited liability company in which he has an indirect ownership interest.

All purchases were made at prevailing market prices. We expect that purchases will continue on market terms in the future.

Arbitration Settlement and Note, Pledge and Guarantee

As previously disclosed, pursuant to a Settlement Agreement dated as of June 30, 2011, the Company resolved all open issues related to: (i) pending arbitration brought by a former officer of the Company, against the Company, (ii) litigation brought by that officer against CEC, and Scott Brittenham, a director of the Company and an officer of CEC; (iii) the payment of legal fees by the Company in satisfaction of claims for indemnification by Mr. Brittenham in these matters.

Under the terms of the Settlement Agreement and a separate Master Agreement dated as of June 30, 2011 (“Master Agreement”): (i) the Company agreed to pay $3.4 million to the former officer; (ii) the Company agreed to pay $80,000 in legal fees and costs incurred by Mr. Brittenham, CEC and the CEC Obligors (as defined below), in complete satisfaction of the Company’s indemnification obligations to Brittenham in connection with the lawsuit; and (iii) the CEC Obligors agreed to jointly and severally reimburse the Company for $450,000 of the $3.4 million and $40,000 of the legal fees and expense by delivery of a $490,00 note (“Note”).

The Master Agreement was entered into between by and among the Company, CEC, Ethanol Investment Partners, LLC, a Delaware limited liability company (“EIP”), Ethanol Capital Partners, LP – Series R, a Delaware limited partnership, Ethanol Capital Partners, LP – Series T, a Delaware limited partnership, Ethanol Capital Partners, LP – Series V, a Delaware limited partnership, and Tennessee Ethanol Partners, LP, a Delaware limited partnership (each limited partnership is referred to as a “CEC Partnership” and collectively the “CEC Partnerships”; and the CEC Partnerships and EIP are collectively referred to as the “CEC Obligors”). Each CEC Obligor entered into and delivered to the Company a pledge agreement (the “Pledge”) dated as of June 30, 2011, under which it pledged its units of membership interest in the Company to collateralize its obligations under the Note. The CEC Obligors own and pledged a total of 4,423,499 units of membership interest of the Company, (subject in the case of one CEC Obligor to a prior pledge to CEC), which is approximately 17.9% of the Company’s outstanding units of membership interests. CEC has agreed to guarantee payment of principal and interest under the Note (“Guarantee”).

On June 30, 2011, all payments required under the Settlement Agreement were made, and the Note, Pledge, and Guarantee were entered into and delivered.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system that have requirements that a majority of the board of directors be independent. However, we use the independence rules of the Nasdaq Stock Market to evaluate the independence of our board of directors. We have determined that five of our non-employee directors, Messrs. Brittenham, Henness, Otte, Lovegrove and Netsch are independent within the definition of independence provided by the rules of the NASDAQ Stock Market. The Board made the determination that Mr. Otte was independent even though his corn sales to the Company were $637,970 in fiscal 2009 and $250,194 in fiscal 2010 because all these sales were made at the prevailing market price in an active market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

McGladrey & Pullen LLP has been our independent registered public accounting firm since fiscal 2005. Upon recommendation from our audit committee, our board of directors selected McGladrey & Pullen LLP to serve as our independent registered public accounting firm for our fiscal year ending September 30, 2012, subject to ratification by our members. While it is not required to do so, our board of directors is submitting the selection of this firm for ratification in order to ascertain the view of our members. If the selection is not ratified, our audit committee will reconsider its selection.

Fees Billed by McGladrey & Pullen LLP

The following table presents the aggregate fees billed for professional services by McGladrey & Pullen LLP and its affiliate, RSM McGladrey, Inc. in our fiscal years ended September 30, 2011 and 2010, for these various services:

Description of Fees	Fiscal 2011 Amount	Fiscal 2010 Amount
Audit fees	$186,800	$215,500
Audit-related fees	—	17,645

Total audit and audit-related fees	186,800	233,145
Tax fees:
Tax compliance fees	70,364	67,044
Tax consultation and advice fees	19,653	21,744

Total tax fees	90,017	88,788
All other fees	—	—

Total	$276,817	$321,963

Audit Fees

Audit fees consist of fees billed by McGladrey & Pullen LLP for audit services related to review of our interim financial statements, ethanol industry Renewable Identification Number (RIN) agreed-upon procedures, audit of our fiscal year-end consolidated financial statement and separate audits of ABE Fairmont, LLC and ABE South Dakota, LLC, and for the audit of the Company’s 401(k) plan.

Audit-Related Fees

We were billed $17,645 during the year ended September 30, 2010, for review of our private placement memorandum.

Tax Compliance Fees

We were billed $70,364 and $67,044 by RSM McGladrey, Inc., an entity associated with McGladrey & Pullen LLP, for compliance services during the years ended September 30, 2011 and 2010 respectively. Compliance services consist of planning and preparation of Company tax returns and related filings.

Tax Consultation and Advice Fees

We were billed $19,653 and $21,744 by RSM McGladrey, Inc., an entity associated with McGladrey & Pullen LLP, for tax consultation and advice fees mostly related to review of state allocations, tax forecasts, restructuring effects and related issues and other tax advice matters for fiscal 2011 and 2010, respectively.

All Other Fees

We were not billed any amounts by McGladrey & Pullen LLP for other products and services during fiscal 2011 or fiscal 2010.

Pre-Approval Policies and Procedures

In accordance with Section 10(A)(i) of the Securities Exchange Act of 1934, our audit committee approves the engagement of our independent registered public accounting firm to render audit and non-audit services before those services are rendered, considering, among other things, whether the proposed engagement would impact the independence of the registered public accounting firm. All of the fees reflected above were approved by the audit committee and all of the work was performed by full-time, permanent employees of McGladrey & Pullen LLP or RSM McGladrey, Inc.

PART IV

ITEM 15. EXHIBITS

(1) Exhibits — The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 30, 2012.

ADVANCED BIOENERGY, LLC (Registrant)

By:	Richard R. Peterson
Richard R. Peterson
Chief Executive Officer, President,
Chief Financial Officer and Director

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer and Chief Financial Officer	Filed herewith

32	Section 1350 Certification.	Filed herewith