Form 10-Q
period 2011-12-31
Advanced BioEnergy, LLC
filed 2012-02-14
CIK 1325740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of February 14, 2012, the number of outstanding units was 24,714,180.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2011	September 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,023	$18,725
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $178 at December 31, 2011 and September 30, 2011	23,383	14,653
Other receivables	791	838
Due from broker	977	1,014
Inventories	19,558	22,106
Prepaid expenses	1,729	2,175
Current portion of restricted cash	3,337	3,959

Total current assets	68,798	63,470

Property and equipment, net	160,149	164,821
Other assets:
Restricted cash	1,146	1,508
Notes receivable-related party	498	494
Other assets	1,850	1,883

Total assets	$232,441	$232,176

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$10,344	$6,688
Accrued expenses	4,961	6,528
Derivative financial instruments	601	832
Current portion of long-term debt (stated principal amount of $15,280 and $20,541 at December 31, 2011 and September 30, 2011, respectively)	16,713	21,703

Total current liabilities	32,619	35,751

Other liabilities	506	318
Deferred income	4,039	4,208
Long-term debt (stated principal amount of $111,732 and $117,962 at December 31, 2011 and September 30, 2011, respectively)	119,538	126,253

Total liabilities	156,702	166,530

Members’ equity:
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,247	171,246
Accumulated deficit	(95,508)	(105,600)

Total members’ equity	75,739	65,646

Total liabilities and members’ equity	$232,441	$232,176

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three months ended
	December 31, 2011	December 31, 2010
Net sales
Ethanol and related products	$164,540	$116,266
Other	167	250

Total net sales	164,707	116,516
Cost of goods sold	152,121	110,414

Gross profit	12,586	6,102
Selling, general and administrative	1,621	1,573
Arbitration settlement expense	—	490

Operating income	10,965	4,039
Other income	215	100
Interest income	24	24
Interest expense	(1,112)	(996)

Net income	$10,092	$3,167

Weighed average units outstanding — basic	24,714,180	24,714,180
Weighed average units outstanding — diluted	24,714,180	24,714,180
Income per unit — basic	$0.41	$0.13
Income per unit — diluted	$0.41	$0.13

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Three Months Ended December 31, 2011

(Dollars in thousands)

(Unaudited)

	Member Units	Members’ Capital	Accumulated Deficit	Total
MEMBERS’ EQUITY — September 30, 2011	24,714,180	$171,246	$(105,600)	$65,646
Unit compensation expense	—	1	—	1
Net income	—	—	10,092	10,092

MEMBERS’ EQUITY — December 31, 2011	24,714,180	$171,247	$(95,508)	$75,739

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$10,092	$3,167
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	5,767	5,609
Amortization of deferred financing costs	33	—
Amortization of deferred revenue and rent	(176)	(169)
Idle lease liability reduction	—	(95)
Amortization of additional carrying value of debt	(214)	(214)
Unit compensation expense	1	11
(Gain) loss on disposal of assets	(2)	5
Unrealized loss (gain) on warrant derivative liability	195	(34)
Change in risk management activities	(231)	314
Change in working capital components:
Accounts receivable	(8,649)	3,379
Inventories	2,548	(7,472)
Prepaid expenses	445	489
Accounts payable	3,656	2,721
Accrued expenses	(1,567)	(55)

Net cash provided by operating activities	11,898	7,656

Cash flows from investing activities:
Purchase of property and equipment	(1,093)	(941)
Decrease in restricted cash	984	1,303

Net cash provided by (used in) investing activities	(109)	362

Cash flows from financing activities:
Payments on debt	(11,491)	(9,449)

Net cash used in financing activities	(11,491)	(9,449)

Net increase (decrease) in cash and cash equivalents	298	(1,431)
Beginning cash and cash equivalents	18,725	22,772

Ending cash and cash equivalents	$19,023	$21,341

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,457	$1,344

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Unaudited)

1.	Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The financial information as of December 31, 2011 and the results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results for the fiscal year ending September 30, 2012.

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

Commodity futures and exchange-traded commodity options contracts are reported at fair value using Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade (“CBOT’) and New York Mercantile Exchange (“NYMEX”) markets.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes financial assets and financial liabilities measured at the approximate fair value used to measure fair value (amounts in thousands):

	Total	Level 1	Level 2	Level 3
At December 31, 2011
Liabilities — Derivative Financial Instruments	$601	$601	$—	$—
Other Liabilities — Warrant Derivative	377	—	—	377
At September 30, 2011
Liabilities — Derivative Financial Instruments	$832	$832	$—	$—
Other Liabilities — Warrant Derivative	182	—	—	182

The unit warrants issued contain a strike price adjustment feature. The Company calculated the fair value of the warrants using the Black-Scholes valuation model. During the three months ended December 31, 2011 and 2010, the Company recognized an unrealized loss (gain) of $195,000 and ($34,000), respectively, related to the change in the fair value of the warrant derivative liability.

The assumptions used in the Black-Scholes valuation model were as follows:

	December 31, 2011	September 30, 2011
Market value(1)	$1.50	$1.50
Exercise price	$1.50	$1.50
Expected volatility	75.70%	46.92%
Expected life (years)	2.75	1.50
Risk-free interest rate	0.360%	0.250%
Forfeiture rate	—	—
Dividend rate	—	—

(1)	Market value based on trading values of comparable competitors.

The following table reflects the activity for the warrant derivative, the only liability measured at fair value using Level 3 inputs; for the three months ended December 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Beginning balance	$182	$474
Unrealized (gain) loss related to the change in fair value	195	(34)

Ending balance	$377	$440

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

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, certain derivative financial instruments that meet the criteria for derivative accounting treatment also qualify for a scope exception to derivative accounting, as they are considered normal purchase and sales. The availability of this exception is based on the assumption that the Company has the ability and it is probable to deliver or take delivery of the underlying item. Derivatives that are considered to be normal purchases and sales are exempt from derivative accounting treatment, and are accounted for under accrual accounting

Inventories

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

Income Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Unit appreciation rights and the unit warrants are considered unit equivalents and

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are considered in the diluted income per unit computation, but have not been included in the computations of diluted income per unit for the current periods because their effect would be anti-dilutive. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended December 31,
	2011	2010
Numerator:
Net income for basic earnings per unit	$10,092	$3,167
Increase in fair value of warrant derivative liability	—	(34)

Net income for diluted earnings per unit	$10,092	$3,133

Denominator:
Basic common units outstanding	24,714	24,714
Diluted common units outstanding	24,714	24,714
Earnings per unit basic	$0.41	$0.13

Earnings per unit diluted	$0.41	$0.13

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Risks and Uncertainties

The ethanol industry previously received an indirect benefit of the Volumetric Ethanol Excise Tax Credit (“VEETC”) provided to gasoline blenders, which expired on December 31, 2011. This credit provided for a 45-cent a gallon tax credit for gasoline blenders and a 54-cent a gallon tariff on ethanol imports. Although the Renewable Fuels Standard still exists to maintain the demand for ethanol in the United States, the Company is uncertain of the impact that the elimination in the VEETC credit and import tariffs will ultimately have on the Company and the overall ethanol industry.

2.	Inventories

A summary of inventories is as follows (in thousands):

	December 31, 2011	September 30, 2011
Corn	$4,522	$4,889
Chemicals	1,030	1,280
Work in process	3,234	3,610
Ethanol	7,153	9,280
Distillers grain	1,157	713
Supplies and parts	2,462	2,334

Total	$19,558	$22,106

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31, 2011	September 30, 2011
Land	$3,999	$3,999
Buildings	21,341	21,341
Process equipment	221,198	221,020
Office equipment	2,067	1,813
Construction in process	915	260

	249,520	248,433
Accumulated depreciation	(89,371)	(83,612)

Property and equipment, net	$160,149	$164,821

4.	Notes Receivable-Related Party

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

5.	Debt

A summary of debt is as follows (in thousands, except percentages):

	December 31, 2011 Interest Rate	December 31, 2011	September 30, 2011
ABE Fairmont:
Senior credit facility — variable	3.70%	$25,000	$32,266
Senior credit facility — fixed	7.53%	18,340	20,000
Seasonal line	3.30%	—	—
Subordinate exempt facilities bonds — fixed	6.75%	5,370	6,185

		48,710	58,451
ABE South Dakota:
Senior debt principal — variable	2.08%	75,302	77,052
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	9,239	9,453

		87,541	89,505

Total outstanding		$136,251	$147,956

Additional carrying value of restructured debt	N/A	(9,239)	(9,453)

Stated principal		$127,012	$138,503

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated maturities of debt at December 31, are as follows (in thousands):

	Stated Principal	Amortization of Additional Carrying Value of Restructured Debt	Total
2012	$15,280	$1,433	$16,713
2013	12,110	2,274	14,384
2014	13,815	2,518	16,333
2015	13,815	2,423	16,238
2016	70,697	591	71,288
Thereafter	1,295	—	1,295

Total debt	$127,012	$9,239	$136,251

Senior Credit Facility for the Fairmont Plant

ABE Fairmont has a senior credit facility with Farm Credit consisting of a term loan (“term loan A”), and a revolving term loan (“term loan B”). At December 31, 2011, the Company also had a $4.0 million revolving credit facility through Farm Credit for financing eligible grain inventory and equity in Chicago Board of Trade (“CBOT”) futures positions, which expires on April 1, 2012. ABE Fairmont also has a revolving credit facility with Farm Credit for financing third-party letters of credit. ABE Fairmont has issued a letter of credit in connection with a rail car lease, thereby fully utilizing the financing available under the $911,000 revolving credit facility as of December 31, 2011. This revolving credit facility expires in February 2012.

At December 31, 2011, ABE Fairmont had $18.3 million outstanding on term loan A. Under the term loan A agreement, ABE Fairmont is required to make quarterly principal installments of $2.6 million through August 2013, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance in November 2013. In addition, under the term loan A agreement, for each fiscal year ending through September 30, 2013, ABE Fairmont is required to pay an additional amount equal to the lesser of $8.0 million or 75% of its free cash flow as defined in the agreement, not to exceed $16 million in the aggregate. The Company paid a $6.3 million cash sweep payment to Farm Credit in December 2011, pursuant to this provision of the agreement.

At December 31, 2011, ABE Fairmont had $25.0 million outstanding on the revolving term loan B. On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont is required to begin repayment of revolving term loan B in $5.0 million semi-annual principal payments.

ABE Fairmont pays interest monthly at an annualized interest rate of 7.53% on $18.3 million on term loan A, and a variable rate comprised of the 30-day LIBOR plus a fixed rate of 3.40% on the remaining outstanding term loan B senior credit facility of $25 million.

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

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant

ABE Fairmont has $5.4 million of subordinate exempt facilities revenue bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement is collateralized by the Fairmont plant assets. ABE Fairmont’s repayment of the loan and the security for the loan are subordinate to its senior credit facility. The loan requires semi-annual interest payments, with annual principal payments of $815,000 through December 2016, with the remainder due in December 2017.

Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “Senior Credit Agreement”) effective as of June 18, 2010, and further amended on December 28, 2011, which was accounted for under troubled debt restructuring rules. The Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan in an aggregate principal amount equal to $84.4 million. The interest accrued on outstanding term and working capital loans under the existing credit agreement was reduced to zero. ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lenders due at the earlier of March 31, 2016 or the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as a long-term, non-interest bearing debt on its consolidated balance sheets.

Since the future maximum undiscounted cash payments on the Senior Credit Agreement (including principal, interest and the restructuring fee) exceed the adjusted carrying value, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms will be accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring which will result in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is approximately 0.06% over the Three-Month LIBOR (0.64% at December 31, 2011).

The principal amount of the term loan facility is payable with $750,000 in March 31, 2012, followed by four quarterly payments of $1,105,000 starting on June 30, 2012, and quarterly payments of $750,000 beginning June 30, 2013, with the remaining principal amount fully due and payable on March 31, 2016. The credit agreement was amended in December 2011 to allow the Company to install corn oil extraction technology in its Aberdeen facility. The amendment also increased the required principal payments by $355,000 per quarter for the four quarters starting June 30, 2012.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 0.50%, increasing to 2% on June 16, 2012, and increasing to 3.0% on June 16, 2013. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 1.5%, increasing to 3.0% on June 16, 2012, and increasing to 4.0% on June 16, 2013. As of December 31, 2011, ABE South Dakota had selected the LIBOR plus 1.5% rate for a period of three months.

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

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has entered into Exclusive Ethanol Marketing Agreements with Hawkeye Gold, LLC to sell substantially all of its ethanol. Prior to January 2011, Hawkeye Gold was an affiliate of Hawkeye Energy Holdings, LLC, a 34% owner of the Company’s membership units. ABE Fairmont executed an Exclusive Ethanol Marketing Agreement dated as of August 28, 2009 with Hawkeye Gold (the “ABE Fairmont Ethanol Agreement”), which became effective on January 1, 2010, and was amended on September 30, 2011. ABE South Dakota executed Exclusive Ethanol Marketing Agreements dated as of April 7, 2010 with Hawkeye Gold (the “ABE South Dakota Ethanol Agreements”, and together with the ABE Fairmont Ethanol Agreement, the “Ethanol Agreements”), which became effective October 1, 2010, and was amended on September 30, 2011. The Ethanol Agreements require, among other things, that:

(1) Hawkeye Gold must use commercially reasonable efforts to submit purchase orders for, and ABE Fairmont and ABE South Dakota must sell to Hawkeye Gold, substantially all of the denatured fuel grade ethanol produced by ABE Fairmont and ABE South Dakota,

(2) a purchase and sale of ethanol under the Ethanol Agreements must be in the form of either a direct fixed price purchase order, a direct index price purchase order, a terminal storage purchase order, a transportation swap, or a similar transaction that is mutually acceptable to the parties,

(3) ABE Fairmont or ABE South Dakota will pay any replacement or other costs incurred by Hawkeye Gold as a result of any failure to deliver by ABE Fairmont or ABE South Dakota, respectively, and

(4) with certain exceptions, ABE Fairmont and ABE South Dakota will sell substantially all of the ethanol they produce to Hawkeye Gold. The term of the ABE Fairmont Agreement expires April 30, 2013, and provides for automatic renewal for successive 18-month terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term. The terms of the ABE South Dakota Ethanol Agreements expire on April 30, 2013, and provide for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 180 days prior to the end of any term.

ABE Fairmont is currently self-marketing the distillers grains it produces. ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), under which Dakotaland Feeds markets the local sale of distillers grains produced at the ABE South Dakota Huron plant to third parties for an agreed upon commission, cancellable with a six month notice period. The Company currently has an agreement with Hawkeye Gold to market the distillers grains produced at the ABE South Dakota Aberdeen plants. The initial term of this agreement expires September 30, 2013, and provides for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 90 days prior to the end of any term.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and receivables from the Company’s major customers were as follows (in thousands):

	December 31, 2011	December 31, 2010
Hawkeye Gold — Ethanol and Distiller Grains
Three months revenues	$139,721	$97,913
Receivable balance at period end	15,669	6,806
Dakotaland — ABE South Dakota Distillers Grains
Three months revenues	$4,200	$2,838
Receivable balance at period end	592	519

7.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains with forward purchase and sales contracts to reduce volatility in future operating margins. In addition to entering into contracts to purchase 4.5 million bushels of corn and sell 62.7 million gallons of ethanol in which the futures price was not locked, the Company had entered into the following fixed price forward contracts at December 31, 2011 (in thousands):

		Quantity (000s)	Amount	Period Covered
Corn	Purchase Contracts	9,687 bushels	$61,194	Jan 12-Nov 12
Natural Gas	Purchase Contracts	1,613 BTUs	6,490	Jan 12 -May 12
Ethanol	Sale Contracts	26,796 gallons	64,484	Jan 12 -Mar 12
Distillers grains	Sale Contracts	69 tons	13,549	Jan 12 -Mar 12
Corn Oil	Sale Contracts	960 pounds	346	January 12

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

When forward contracts are not available at competitive rates, the Company may engage in hedging activities using exchange-traded futures contracts, OTC futures options or OTC swap agreements. Changes in market price of ethanol-related hedging activities are reflected in revenues while changes in market price of corn-related items are reflected in cost of goods sold. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three months ended December 31, 2011 and 2010, and the fair value of futures contracts as of December 31, 2011 and September 30, 2011 (in thousands):

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Three months ending December 31, 2011	Cost of Goods Sold	$(201)	$232	$31
Three months ending December 31, 2010	Cost of Goods Sold	90	—	90

	Balance Sheet Classification	December 31, 2011	September 30, 2011
Derivative financial instrument — futures contract	Current Liabilities	$601	$832

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of December 31, 2011 and September 30, 2011, and the quarters ended December 31, 2011 and 2010. ABE’s ability to receive distributions from its consolidated subsidiaries is based on the terms and conditions in their respective credit agreements. ABE Fairmont is able to pay a distribution to ABE annually based on its financial results for that fiscal year, subject to maintaining compliance with all loan covenants and the terms and conditions of its senior secured credit agreement. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Unaudited)

	December 31, 2011	September 30, 2011
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,606	$3,457
Other receivables	492	524
Prepaid expenses	36	42

Total current assets	4,134	4,023

Property and equipment, net	684	666
Other assets:
Investments in consolidated subsidiaries	72,046	62,341
Notes receivable-related party	498	494
Other assets	32	32

Total assets	$77,394	$67,556

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$835	$1,083
Accrued expenses	314	509

Total current liabilities	1,149	1,592

Other liabilities	506	318

Total liabilities	1,655	1,910
Members’ equity:
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,247	171,246
Accumulated deficit	(95,508)	(105,600)

Total members’ equity	75,739	65,646

Total liabilities and members’ equity	$77,394	$67,556

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Unaudited)

	Three months ended
	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Equity in earnings of consolidated subsidiaries	$9,705	$3,431
Management fee income from subsidiaries	1,171	990
Selling, general and administrative expenses	(806)	(860)
Arbitration settlement expense	—	(490)

Operating income	10,070	3,071
Other income	209	60
Interest income (expense)	(187)	36

Net income	$10,092	$3,167

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Unaudited)

	Three months ended
	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$10,092	$3,167
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	36	22
Equity in earnings of consolidated subsidiaries	(9,705)	(3,431)
Gain on disposal of fixed assets	(13)	—
Amortization of deferred revenue and rent	(8)	—
Unit compensation expense	1	11
Unrealized gain (loss) on warrant derivative liability	195	(34)
Change in working capital components:
Accounts receivable	28	29
Prepaid expenses	6	(11)
Accounts payable and accrued expenses	(442)	(150)

Net cash provided by (used in) operating activities	190	(397)

Cash flows from investing activities:
Purchase of property and equipment	(63)	—
Proceeds from disposal of fixed assets	22	—
Change in other assets and liabilities	—	(32)

Net cash used in investing activities	(41)	(32)

Net increase (decrease) in cash and cash equivalents	149	(429)
Beginning cash and cash equivalents	3,457	1,065

Ending cash and cash equivalents	$3,606	$636

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2011 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

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

•

current governmental-mandated tariffs, credits and standards may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects caused by indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operating facilities may experience technical difficulties and not produce the gallons of ethanol we expect and insurance proceeds may not be adequate to cover these production disruptions;

•	our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect a public market to develop; and

•	the ability of ABE Fairmont and ABE South Dakota subsidiaries to make distributions to ABE in light of restrictions in these subsidiaries’ credit facilities;

•	the supply of ethanol rail cars in the market is extremely tight, which could affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire.

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

To execute our business plan, we entered into financial arrangements to build and operate an ethanol production facility in Fairmont, Nebraska. Separately, in November 2006, we acquired ABE South Dakota, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our Fairmont, Nebraska plant began in June 2006, and operations commenced at the plant in November 2007. Construction of our new facility in Aberdeen, South Dakota began in April 2007, and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont, which owns and operates the Fairmont, Nebraska plant and ABE South Dakota, which owns and operates plants in Aberdeen and Huron, South Dakota.

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

FACILITIES

The table below provides a summary of our ethanol plants in operation as of December 31, 2011:

Location	Estimated Annual Ethanol Production	Estimated Annual Distillers Grains Production(1)	Estimated Annual Corn Processed	Primary Energy Source	Builder
	(Million gallons)	(000’s Tons)	(Million bushels)
Fairmont, NE	110	334	39.3	Natural Gas	Fagen
Aberdeen, SD(2)	9	27	3.2	Natural Gas	Broin
Aberdeen, SD(2)	44	134	15.7	Natural Gas	ICM
Huron, SD	32	97	11.4	Natural Gas	ICM

Consolidated	195	592	69.6

(1)	Our plants produce and sell wet, modified and dried distillers grains. The stated quantities are on a fully dried basis operating at full production capacity.

(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis.

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

Sales of distillers grains have represented 17.5% and 16.0% of our revenues for the quarters ended December 31, 2011 and 2010, respectively. When the plants are operating at capacity they produce approximately 592,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn. Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Corn oil sales represented approximately 1% of our revenues for the quarter ended December 31, 2011. Our corn oil is currently sold primarily to biodiesel manufacturers.

Plan of Operations Through December 31, 2012

Over the next calendar year, we will continue our focus on operational improvements at each of our operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and maximizing production output at each of our plants. We will also have a continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies. We are also adding additional fermentation capacity at our Fairmont facility, and corn oil extraction technology at our Aberdeen facility.

Quarter Ended December 31, 2011 Compared to Quarter Ended December 31, 2010

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
	Sold/Consumed	Average Net Price/Cost	Sold/Consumed	Average Net Price/Cost
	(In thousands)		(In thousands)
Ethanol (gallons)	52,557	$2.55	49,132	$1.99
Dried distillers grains (tons)	111	192.73	121	122.32
Wet/modified distillers grains (tons)	92	81.02	79	49.17
Corn Oil (pounds)	4,840	0.36	—	—
Corn (bushels)	18,648	6.37	17,577	4.62
Gas (mmbtus)	1,416	4.01	1,406	4.12

Net Sales

Net sales for quarter ended December 31, 2011 were $164.7 million compared to $116.5 million for the quarter ended December 31, 2010, an increase of $48.2 million or 41%. The increase in revenues was due to an increase in average prices of ethanol and distillers grains of 28% and 52%, respectively. Ethanol prices rose due to increased demand, and commodity inflation, particularly higher corn prices. We believe demand increased due to the expiration of the VEETC blending credit on December 31, 2011, as refiners added to their inventory prior to expiration of the blending credit. The price of distillers grains generally follows the price of corn, resulting in higher prices in 2011. During the fiscal quarters ending December 31, 2011 and 2010, 81% and 84%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains and corn oil. We began selling corn oil in August 2011, and sold $1.7 million of oil in the first quarter of fiscal 2012.

Cost of Goods Sold

Costs of goods sold for the quarter ending December 31, 2011 were $152.1 million, compared to $110.4 million for the quarter ending December 31, 2010, an increase of $41.7 million or 38%. Costs of goods sold included a minor hedging gain in the quarter ended December 31, 2011 and a hedging gain of $0.1 million in the quarter ended December 31, 2010. Corn costs represented 78% and 74% of cost of sales for the fiscal quarters ending December 31, 2011 and 2010. Corn costs increased 38% to $6.37 per bushel in the quarter ending December 31, 2011 from $4.62 per bushel for the quarter ending December 31, 2010. The Company believes that corn prices will remain high for the foreseeable future. Natural gas costs represented 4% and 5% of cost of sales for the fiscal quarters ending December 31, 2011 and 2010. Our average gas prices decreased slightly to $4.01 per mmbtu in the quarter ending December 31, 2011 from $4.12 per mmbtu in the quarter ending December 31, 2010.

Gross Profit

Our gross profit for the quarter ending December 31, 2011 was $12.6 million, compared to gross profit of $6.1 million for the quarter ending December 31, 2010. The increase in gross profit was primarily due to an increase in the crush margin, sales of an additional 3.5 million gallons of ethanol, as well as sales of corn oil beginning in August 2011. We define the crush margin as the price of ethanol per gallon less the costs of corn and natural gas on a per gallon basis. Crush margins for the quarter ending December 31, 2011 increased by 34.6%, compared to the same period in 2010. Margins in the second fiscal quarter are expected to decrease due to lower ethanol demand resulting from lower gasoline demand and lower exports, among other factors.

Selling, General, and Administrative Expenses

For the quarter ending December 31, 2011, selling, general and administrative expenses were $1.6 million compared to $1.6 million for the quarter ending December 31, 2010. As a percentage of sales, selling, general and administrative expenses decreased to 1.0% for the quarter ended December 31, 2011 compared to 1.4% for the quarter ended December 31, 2010, as a result of higher revenue. Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Arbitration Settlement Expense

The Company incurred legal costs of $0.5 million in the three months ended December 31, 2010 related to the arbitration matter which was subsequently settled in fiscal 2011.

Other Income

Other income for the quarter ended December 31, 2011 was $0.2 million, compared to $0.1 million for the quarter ended December 31, 2010. The increase was due to Nebraska Advantage Act refunds, as described below under “Government Programs, Tax Credits and Tax Increment Financing.”

Interest Expense

Interest expense for the quarter ending December 31, 2011 was $1.1 million, compared to $1.0 million for the quarter ended December 31, 2010, an increase of $0.1 million. The increase was due to a mark-to-market loss of $0.2 million on the warrant derivative. Excluding the mark-to-market loss, interest expense decreased by $0.1 million, due to reductions in outstanding principal in fiscal 2012.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association, as of January 2012, the estimated ethanol production capacity in the United States is 14.7 billion gallons per year. The demand for ethanol is affected by what is commonly referred to as the “blending wall”, which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 138 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall can be assumed at approximately 13.8 billion gallons of ethanol per year.

In an attempt to increase the blend wall, Growth Energy, an ethanol industry trade organization, requested a waiver from the U.S. Environmental Protection Agency (“EPA”) to allow blending of ethanol at a 15 percent blend rate. In October of 2010, the EPA made a decision to allow the use of E15 blends in 2007 and newer vehicles. On January 21, 2011, the EPA announced E15 blends to be safe for use in all cars and pickups built in 2001 and later. We do not yet know what the impact of this decision will be on ethanol demand, as there are still labeling issues, additional testing, and some regulatory issues that must be addressed prior to widespread market use of the E15 blend.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended December 31, 2011, the average Chicago Opis Spot Ethanol Assessment was $2.48 per gallon and the average NYMEX RBOB spot gasoline price was $2.62 per gallon, or approximately $0.14 per gallon above ethanol prices.

Federal policy has a significant impact on ethanol market demand. Ethanol blenders previously benefited from incentives that encouraged usage and a tariff on imported ethanol that supported the domestic industry, which have now expired. Additionally, the renewable fuels standard (“RFS”) mandates increased level of usage of both corn-based and cellulosic ethanol. Any adverse ruling on, or legislation affecting, RFS mandates in the future could have an adverse impact on short-term ethanol prices and our financial performance in the future.

The ethanol industry and our business depend upon continuation of the federal and state ethanol supports such as the RFS. We believe the ethanol industry expanded due to these federal mandates, policies, and incentives. These government mandates have supported a market for ethanol that might disappear without these programs. Alternatively, the government mandates may be continued at lower levels than those at which they currently exist. In addition, state regulatory activity may also negatively affect the consumption of corn-based ethanol in certain domestic markets such as California, due to low-carbon fuel standards that take into consideration the effects caused by indirect land use.

The Renewable Fuels Standard

The RFS is a national program that imposes minimum requirements with respect to the amount of renewable fuel produced and used. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. In 2012, the RFS2 requires that refiners and importers blend renewable fuels totaling at least 9.23% of total fuel volume, or approximately 15.2 billion gallons, of which 13.2 billion gallons can be derived from corn-based ethanol. The RFS2 requirement will increase incrementally over the next several years to a renewable fuel requirement of 36.0 billion gallons, or approximately 7% of the anticipated gasoline and diesel consumption, by 2022. The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

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

Blending Incentives

The VEETC, often commonly referred to as the “blender’s credit,” was created by the American Jobs Creation Act of 2004. This credit allowed gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. Federal policy also insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. Both the VEETC and the tariff expired on December 31, 2011, and are not expected to be renewed in the future. We are uncertain as to the effect the expiration of these programs will ultimately have on the ethanol industry and our profitability. It appears that short term ethanol prices could be suppressed until the inventories that the refiners built up in the last quarter of 2011 are exhausted.

California Low-Carbon Fuel Standard

In April 2009, the California air regulators approved the Low-Carbon Fuel Standard (LCFS) aimed at achieving a 10% reduction in motor vehicle emissions of greenhouse gases by 2020. Other states may adopt similar legislation, which may lead to a national standard. The regulation requires that providers, refiners, importers and blenders ensure that the fuels they provide in the California market meet a declining standard of carbon intensity. This rule calls for a reduction of greenhouse gas emissions associated with the production, transportation and consumption of a fuel. The emissions score also includes indirect land-use change created from converting a forest to cultivated land for row crops. The final regulation contains a provision to review the measurement of the indirect land-use effects and further analysis of the land use values and modeling inputs.

On December 29, 2011, a judge in Federal District Court in Fresno, California ruled that the state’s LCFS is unconstitutional and in violation of the Commerce Clause of the U.S. Constitution, and issued an injunction. California’s air regulators can file an appeal in the U.S. Court of Appeals for the 9th Circuit.

This standard and others to follow may affect the way ethanol producers procure feedstocks, produce dry distillers grains and market and transport ethanol and distillers grains. Ethanol produced through low-carbon methods, including imported ethanol made from sugarcane, may be redirected to certain markets and U.S. producers may be required to market their ethanol in other regions.

Imported Ethanol Tariffs

There was a $0.54 per gallon tariff on imported ethanol, which expired on December 31, 2011. Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol. The expiration of this tariff could lead to the importation of ethanol from other countries, which may be a less expensive alternative to ethanol produced domestically. This could affect our ability to sell our ethanol at the price we need to operate profitably.

Chinese Anti-Dumping Investigation

On December 28, 2010, the Chinese government announced a one-year investigation into the potential violation of anti-dumping laws regarding imported dried distillers grains (“DDGS”) originating in the United States. The allegation is that the 2010 surge in imports of U.S. dried distillers grains was undercutting sales of domestically produced dried distillers grains and that U.S. dried distillers grains were being sold at a price lower than the fair market value. If the Chinese government finds evidence of dumping upon conclusion of the investigation on July 28, 2012, a final determination will include the imposition of punitive tariffs on U.S. imports of DDGS to China. Punitive tariffs, if applied, will be significantly higher, as much as 50 percent, for non-cooperating parties. Although the Company does not sell distillers grains directly into China, some of our distillers grains may be sold into China through third parties. The Company has chosen to cooperate with the Chinese government’s investigation, but at this time we are uncertain as to the impact this may have on our business. Any imposition of tariffs could reduce the market price of distillers grains in the U.S., as it would most likely decrease the volume of exports to China. China was the second largest export market for U.S. distillers grains in the first eleven months of 2011.

European Union Anti-Dumping Investigation

On November 24, 2011, the European Union (“EU”) initiated anti-dumping and countervailing duty investigations regarding U.S. exports of ethanol to Europe and current U.S. policies surrounding ethanol production and use. Specifically at issue is federal and state incentives to producers and blenders of ethanol, which the EU alleges are allowing U.S. exports to be sold below fair market value in the EU. Preliminary findings are due by August 24, 2012. The EU could potentially impose anti-dumping and anti-subsidy tariffs for periods of six months to five years, should it find evidence of dumping. The Company does not export any ethanol to Europe at this time. Any imposition of tariffs could reduce U.S. exports to Europe, and possibly other export markets. A reduction of exports to Europe could have an adverse effect on domestic ethanol prices, as the available supply of ethanol for the domestic market would increase.

COMPETITION

Ethanol

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of January 2012, current U.S. ethanol production capacity is approximately 14.7 billion gallons per year, with approximately 0.5 billion gallons idle at the current time. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of January 2012, Nebraska had 26 ethanol plants producing an aggregate of 2.0 billion gallons of ethanol per year, and South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, in each case including our plants.

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

Distillers Grains

In the sales of our distillers grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 74% of our distillers grain revenues are derived from the sale of dried distillers grains, which have an indefinite shelf life and can be transported by truck or rail, and 26% as modified and wet distillers grains, which have a shorter shelf life and are typically sold in local markets.

In the sales of corn oil, we compete with other ethanol producers. Approximately 90 ethanol plants in the United States currently have oil extraction capabilities, with more being added.

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

Advanced BioEnergy, LLC

ABE had cash and cash equivalents of $3.6 million on hand at December 31, 2011. ABE does not have any debt outstanding as of December 31, 2011. ABE does not expect to make any distributions to its unit holders in the next 12 months. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE Fairmont and ABE South Dakota for services provided in connection with operating the ethanol plants. The primary management services provided include risk management, accounting and finance, human resources and other general management-related responsibilities. From time to time ABE may also receive certain allowable distributions from ABE Fairmont and ABE South Dakota based on the terms and conditions in their respective senior credit agreements. In fiscal 2012, ABE expects to receive a distribution from ABE Fairmont of $3.8 million based on the fiscal 2011 financial results of ABE Fairmont. This distribution is subject to ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of its senior secured credit agreement. ABE does not expect any distribution from ABE South Dakota in 2012.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $7.1 million and restricted cash of $1.3 million on hand at December 31, 2011. The restricted cash is held in escrow for future debt service payments. As of December 31, 2011, ABE Fairmont had total debt outstanding of $48.7 million consisting of $43.3 million in senior secured credit and $5.4 million of subordinate exempt-facilities revenue bonds. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest payments on its outstanding subordinate exempt revenue bonds. ABE Fairmont is required to make quarterly principal payments of $2.6 million on its senior secured credit, and annual payments of $815,000 on its subordinated debt.

ABE Fairmont is allowed to make cash distributions to ABE if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principles and other terms contained in its senior secured credit agreement. Additionally, if ABE Fairmont has made the required free cash flow payment (described below) it may make a distribution up to 75% of net income. The distribution is subject to the completion of ABE Fairmont’s annual financial statement audit and ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. The annual distribution based on ABE Fairmont fiscal 2011 financial results was $3.8 million. The distribution will be made in fiscal 2012.

ABE Fairmont’s free cash flow calculation, as defined in its senior secured credit agreement, requires that, for each fiscal year through 2013, ABE Fairmont must make a payment equal to the lesser of $8.0 million or 75% of its free cash flow after distributions, not to exceed $16.0 million in the aggregate for all of the free cash flow payments. Based on fiscal 2011 financial results, ABE Fairmont made a cash sweep payment of $6.3 million in December 2011. Cash sweep payments are subject to compliance with all loan covenants and terms and conditions of the senior secured credit agreement.

In addition to the cash on hand, ABE Fairmont has a $4.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires April 1, 2012. ABE Fairmont also has a revolving credit facility for financing third-party letters of credit, which expires in February 2012. ABE Fairmont issued a letter of credit in connection with a rail car lease, thereby fully utilizing the $911,000 financing available as of December 31, 2011. We expect ABE Fairmont to renew both of these credit facilities upon expiration for an additional one-year term.

ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in compliance with all covenants at December 31, 2011.

We believe ABE Fairmont has sufficient financial resources available to fund its current operations and capital expenditure requirements for at least the next 12 months.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $8.4 million and $3.1 million of restricted cash on hand at December 31, 2011. The restricted cash consists of $3.0 million for a debt service payment reserve, and $0.1 million in an account for maintenance capital expenditures. As of December 31, 2011, ABE South Dakota had interest-bearing term debt outstanding of $75.3 million.

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement dated as of June 16, 2010 and amended on December 28, 2011 (the “Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and WestLB AG, New York Branch, as administrative agent and collateral agent. The principal amount of the term loan facility is payable with $750,000 on March 31, 2012, four quarterly payments of $1,105,000 starting June 30, 2012, followed by quarterly payments of $750,000 starting June 30, 2013, with the remaining principal amount fully due and payable on March 31, 2016. The credit agreement was amended in December 2011 to allow the Company to install corn oil extraction technology in its Aberdeen facility. The amendment also increased the required principal payments by $355,000 per quarter for the four quarters starting June 30, 2012

ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. The Company recorded the restructuring fee as long-term, non-interest bearing debt.

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

The Senior Credit Agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the Senior Credit Agreement. The Senior Credit Agreement contains customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control. ABE South Dakota was in compliance with all covenants at December 31, 2011.

We believe ABE South Dakota has sufficient financial resources available to fund current operations, make debt service payments and fund capital expenditure requirements over the next 12 months.

CASH FLOWS

The following table shows our cash flows for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31
	2011	2010
	(In thousands)	(In thousands)
Net cash provided by operating activities	$11,898	$7,656
Net cash provided by (used in) investing activities	(109)	362
Net cash used in financing activities	(11,491)	(9,449)

Cash Flow from Operations

Our cash flows from operations for the three months ended December 31, 2011 were higher compared to the same period in 2010, primarily due to increased margins during fiscal 2011.

Cash Flow from Investing Activities

We used more cash in investing activities in the three months ended December 31, 2011, compared to the same period in 2010 primarily due to capital expenditures for installation of additional fermentation equipment at our Fairmont facility. Our restricted cash balances also decreased due to completion of the rail expansion project at our Huron facility in fiscal 2011.

Cash Flow from Financing Activities

We used more cash for financing activities in the first three months of fiscal 2012 due to higher principal payments compared to the same period in fiscal 2011. This was primarily as result of a higher cash sweep payment on our Fairmont debt package.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	December 31, 2011 Interest Rate	December 31, 2011	September 30, 2011
ABE Fairmont:
Senior credit facility — variable	3.70%	$25,000	$32,266
Senior credit facility — fixed	7.53%	18,340	20,000
Seasonal line	3.30%	—	—
Subordinate exempt facilities bonds — fixed	6.75%	5,370	6,185

		48,710	58,451
ABE South Dakota:
Senior debt principal — variable	2.08%	75,302	77,052
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	9,239	9,453

		87,541	89,505

Total outstanding		$136,251	$147,956

Additional carrying value of restructured debt	N/A	(9,239)	(9,453)

Stated principal		$127,012	$138,503

The estimated maturities of debt at December 31, are as follows (in thousands):

	Stated Principal	Amortization of Additional Carrying Value of Restructured Debt	Total
2012	$15,280	$1,433	$16,713
2013	12,110	2,274	14,384
2014	13,815	2,518	16,333
2015	13,815	2,423	16,238
2016	70,697	591	71,288
Thereafter	1,295	—	1,295

Total debt	$127,012	$9,239	$136,251

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

GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. As of December 31, 2011, we have received approximately $4.4 million in refunds under the Nebraska Advantage Act. We anticipate earning investment credits for certain sales taxes paid on construction costs, up to 10% of the cost of the Fairmont plant construction, and up to 10% of new asset additions. These investment credits can be used to offset Nebraska sales, use, and income tax. Under the Nebraska Advantage Act, we also anticipate earning employment credits for 5% of the annual costs of the newly created employment positions, which can be used to offset future payroll taxes. We will continue to earn additional investment and employment credits under the Nebraska Advantage Act through the tax year ended December 31, 2013. These credits can be carried over until used, but will expire on December 31, 2019. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or credits or deductions.

In December 2006, we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. ABE Fairmont has guaranteed payment of the tax increment bonds. We anticipate paying off the outstanding obligation with future property tax payments assessed on the Fairmont plant.

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota has received $0.17 million in fiscal 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider our principal market risk to be the potential changes in commodity prices and their effect on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended December 31, 2011, sales of ethanol represented 81% of our total revenues and corn costs represented 78% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At December 31, 2011, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $2.20 and $6.46, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represent 17% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grains spot price for Nebraska and South Dakota local customers were $208 and $182 per ton, respectively, at December 31, 2011.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 3.7% of total cost of goods sold for the quarter ended December 31, 2011. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At December 31, 2011, the price of natural gas on the NYMEX was $2.99 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At December 31, 2011 we guaranteed prices representing 54.2% of our estimated ethanol production through March 2012 by entering into flat-priced contracts. At December 31, 2011 we had entered into forward sale contracts representing 46.4% of our expected distillers grains production and we had entered into forward purchase contracts representing 55.3% of our current corn requirements through March 2012. At December 31, 2011, prices of 70.9% of our expected gas usage through May 2012 were fixed with our natural gas providers.

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

	Estimated at Risk Volume(1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	87.8	gallons	10.0%	$2.20	$19.3
Distillers grains	0.32	tons	10.0%	196.67	6.2
Corn	30.9	bushels	10.0%	6.46	19.9
Natural gas	1.5	btus	10.0%	2.99	0.5

(1)

The volume of ethanol at risk is based on the assumption that we will enter into contracts for 55.0% of our expected annual gallons capacity of 195 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 46.7% of our expected annual distillers grains production of 592,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 55.7% of our estimated current 69.6 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in 71.5% of our gas usage.

(2)

Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of December 31, 2011.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of December 31, 2011, we had $100.3 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest would change by $1.0 million.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On January 24, 2012, the Company’s board of directors approved a change of the Company’s tax year to a calendar year effective December 31, 2011. In connection with the change, the Company will send two Schedule K-1’s to unit holders: one for the year ended September 30, 2011, and one for the three months ended December 31, 2011. The Company will not change its fiscal year end, and does not expect the change in tax year to materially affect results from operations or cash flows. A communication to our unit holders on the issue is attached as Exhibit 99.1.

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
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

Date: February 14, 2012

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1

Master Amendment Agreement, dated December 9, 2011 among ABE South Dakota LLC, each of the Lenders party hereto, WESTLB AG, New York Branch, as Administrative Agent for the Lenders, WESTLB AG, New York Branch, as Collateral Agent for the Senior Secured Parties, and Amarillo National Bank, in its capacity as Accounts Bank.

Filed herewith.
10.2	Amendment to the Master Loan Agreement dated December 28, 2011 between Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA, and ABE Fairmont, LLC.	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
99.1	Letter to Unit holders dated February 9, 2012.	Filed herewith
101

The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and September 30, 2011 ; (ii) Consolidated Statements of Operations for the three months ended December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Changes in Member’s Equity for the three months ended December 31, 2011; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.

Filed Electronically