Form 10-Q
period 2012-03-31
Advanced BioEnergy, LLC
filed 2012-05-15
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2012, the number of outstanding units was 24,714,180.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	March 31,	September 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,159	$18,725
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $178 at March 31, 2012 and September 30, 2011	6,385	14,653
Other receivables	896	838
Due from broker	608	1,014
Inventories	28,045	22,106
Derivative financial instruments	35	—
Prepaid expenses	1,838	2,175
Current portion of restricted cash	3,924	3,959

Total current assets	66,890	63,470

Property and equipment, net	157,160	164,821
Other assets:
Restricted cash	1,595	1,508
Notes receivable-related party	502	494
Other assets	1,760	1,883

Total assets	$227,907	$232,176

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$9,961	$6,688
Accrued expenses	5,991	6,528
Derivative financial instruments	—	832
Current portion of long-term debt (stated principal amount of $13,035 and $20,541 at March 31, 2012 and September 30, 2011, respectively)	14,747	21,703

Total current liabilities	30,699	35,751

Other liabilities	462	318
Deferred income	3,871	4,208
Long-term debt (stated principal amount of $110,627 and $117,962 at March 31, 2012 and September 30, 2011, respectively)	117,937	126,253

Total liabilities	152,969	166,530

Members’ equity:
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,248	171,246
Accumulated deficit	(96,310)	(105,600)

Total members’ equity	74,938	65,646

Total liabilities and members’ equity	$227,907	$232,176

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Net sales
Ethanol and related products	$138,278	$152,704	$302,819	$268,970
Other	200	108	366	358

Total net sales	138,478	152,812	303,185	269,328
Cost of goods sold	136,828	148,000	288,949	258,414

Gross profit	1,650	4,812	14,236	10,914
Selling, general and administrative	2,014	1,452	3,634	3,024
Arbitration settlement expense	—	2,215	—	2,706

Operating income (loss)	(364)	1,145	10,602	5,184
Other income	344	510	559	610
Interest income	12	13	35	37
Interest expense	(794)	(932)	(1,906)	(1,928)

Net income (loss)	$(802)	$736	$9,290	$3,903

Weighed average units outstanding—basic	24,714,180	24,705,180	24,714,180	24,705,180
Weighed average units outstanding—diluted	24,752,228	24,705,180	24,714,180	24,705,180
Income (loss) per unit—basic	$(0.03)	$0.03	$0.38	$0.16
Income (loss) per unit—diluted	$(0.03)	$0.03	$0.38	$0.16

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Six Months Ended March 31, 2012

(Dollars in thousands)

(Unaudited)

	Member	Members’	Accumulated
	Units	Capital	Deficit	Total
MEMBERS’ EQUITY—September 30, 2011	24,714,180	$171,246	$(105,600)	$65,646
Unit compensation expense	—	2	—	2
Net income	—	—	9,290	9,290

MEMBERS’ EQUITY—March 31, 2012	24,714,180	$171,248	$(96,310)	$74,938

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$9,290	$3,903
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	11,548	11,226
Amortization of deferred financing costs	66	66
Amortization of deferred revenue and rent	(351)	(337)
Idle lease liability reduction	—	(154)
Amortization of additional carrying value	(431)	(428)
Unit compensation expense	2	23
Gain on disposal of assets	—	(8)
Unrealized loss (gain) on warrant derivative liability	158	(64)
Change in risk management activities	(867)	314
Change in working capital components:
Receivables	8,608	(2,500)
Inventories	(5,939)	1,694
Prepaid expenses	337	339
Accounts payable	2,628	3,495
Accrued expenses	(537)	2,930

Net cash provided by operating activities	24,512	20,499

Cash flows from investing activities:
Purchase of property and equipment	(3,242)	(1,949)
Change in other assets	57	(8)
Change in restricted cash	(52)	1,750

Net cash used in investing activities	(3,237)	(207)

Cash flows from financing activities:
Payments on debt	(14,841)	(13,799)

Net cash used in financing activities	(14,841)	(13,799)

Net increase in cash and cash equivalents	6,434	6,493
Beginning cash and cash equivalents	18,725	22,772

Ending cash and cash equivalents	$25,159	$29,265

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,399	$2,393
Supplemental disclosure of non cash information:
Equipment purchased but not yet paid for	645	—

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

1. Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The financial information as of March 31, 2012 and the results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results for the fiscal year ending September 30, 2012.

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

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash , derivative financial instruments, accounts receivable, accounts payable, accrued expenses, warrants, and long-term debt. The fair value of derivative financial instruments is based on quoted market prices. The fair value of warrants is determined using the Black-Scholes valuation model. The fair value of the long-term debt is estimated based on Level 3 inputs which are anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont approximate fair value. Based on the restructuring event, the fair value of the debt instruments at ABE South Dakota is not determinable (refer to Note 5 for terms). The fair value of all other financial instruments are estimated to approximate carrying value due to the short-term nature of these instruments, and are considered to be Level 2 inputs.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value used to measure fair value (amounts in thousands):

At March 31, 2012	Total	Level 1	Level 2	Level 3
Assets—Derivative Financial Instruments	$35	$35	$—	$—
Other Liabilities—Warrant Derivative	340	—	—	340

At September 30, 2011
Liabilities—Derivative Financial Instruments	$832	$832	$—	$—
Other Liabilities—Warrant Derivative	182	—	—	182

The unit warrants issued contain a strike price adjustment feature. The Company calculated the fair value of the warrants using the Black-Scholes valuation model. During the six months ended March 31, 2012 and 2011, the Company recognized an unrealized loss (gain) of $158,000 and ($64,000), respectively, related to the change in the fair value of the warrant derivative liability. The liability can fluctuate significantly if the market value of the unit changes.

The assumptions used in the Black-Scholes valuation model were as follows:

	March 31,	September 30,
	2012	2011
Market value(1)	$1.75	$1.50
Exercise price	$1.50	$1.50
Expected volatility (2)	50.00%	46.92%
Expected life (years)	2.50	1.50
Risk-free interest rate	0.330%	0.250%
Forfeiture rate	—	—
Dividend rate	—	—

(1)	Market value based on trading values of comparable competitors.
(2)	Volatility based on trading volatility of a comparable competitor.

The following table reflects the activity for the warrant derivative, the only liability measured at fair value using Level 3 inputs, for the six months ended March 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Beginning balance	$182	$474
Unrealized loss (gain) related to the change in fair value	158	(64)

Ending balance	$340	$410

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

In addition, certain derivative financial instruments that meet the criteria for derivative accounting treatment also qualify for a scope exception to derivative accounting, as they are considered normal purchase and sales. The availability of this exception is based on the assumption that the Company has the ability to deliver or take delivery of the underlying item, and it is probable that the Company will do so. Derivatives that are considered to be normal purchases and sales are exempt from derivative accounting treatment, and are accounted for under accrual accounting.

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

Income (loss) Per Unit

Basic and diluted income (loss) per unit is computed using the weighted-average number of vested units outstanding during the period. Unit appreciation rights and the unit warrants are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted income (loss) per unit for the current periods because their effect would be anti-dilutive, except for the warrants in the second quarter of 2012. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Numerator:
Net income (loss) for basic earnings per unit	$(802)	$736	$9,290	$3,903
Change in fair value of warrant derivative liability	(37)	(30)	—	(64)

Net income (loss) for diluted earnings per unit	$(839)	$706	9,290	3,839

Denominator:
Basic common units outstanding	24,714	24,705	24,714	24,705
Diluted common units outstanding	24,752	24,705	24,714	24,705
Income (loss) per unit basic	$(0.03)	$0.03	$0.38	$0.16

Income (loss) per unit diluted	$(0.03)	$0.03	$0.38	$0.16

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Risks and Uncertainties

The ethanol industry previously received an indirect benefit of the Volumetric Ethanol Excise Tax Credit (“VEETC”) provided to gasoline blenders, which expired on December 31, 2011. This credit provided for a 45-cent a gallon tax credit for gasoline blenders and a 54-cent a gallon tariff on ethanol imports. Although the Renewable Fuels Standard still exists to maintain the demand for ethanol in the United States, the Company is uncertain how the elimination of the VEETC credit and import tariffs will ultimately affect the Company and the overall ethanol industry.

2. Inventories

A summary of inventories is as follows (in thousands):

	March 31,	September 30,
	2012	2011
Corn	$5,545	$4,889
Chemicals	1,289	1,280
Work in process	3,240	3,610
Ethanol	14,885	9,280
Distillers grain	499	713
Supplies and parts	2,587	2,334

Total	$28,045	$22,106

The Company recorded a lower of cost or market adjustment of $0.7 million in cost of goods sold for the three and six months ended March 31, 2012.

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	March 31,	September 30,
	2012	2011
Land	$3,999	$3,999
Buildings	21,351	21,341
Process equipment	221,380	221,020
Office equipment	2,089	1,813
Construction in process	3,484	260

	252,303	248,433
Accumulated depreciation	(95,143)	(83,612)

Property and equipment, net	$157,160	$164,821

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

5. Debt

A summary of debt is as follows (in thousands, except percentages):

	March 31,
	2012	March 31,	September 30,
	Interest Rate	2012	2011
ABE Fairmont:
Senior credit facility—variable	3.65%	$25,000	$32,266
Senior credit facility—fixed	7.53%	15,740	20,000
Seasonal line	3.35%	—	—
Subordinate exempt facilities bonds—fixed	6.75%	5,370	6,185

		46,110	58,451
ABE South Dakota:
Senior debt principal—variable	1.97%	74,552	77,052
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	9,022	9,453

		86,574	89,505

Total outstanding		$132,684	$147,956

Additional carrying value of restructured debt	N/A	(9,022)	(9,453)

Stated principal		$123,662	$138,503

The estimated maturities of debt at March 31 are as follows (in thousands):

		Amortization of
		Additional Carrying
	Stated	Value of
	Principal	Restructured Debt	Total
2013	$13,035	$1,712	$14,747
2014	11,755	2,431	14,186
2015	13,815	2,488	16,303
2016	77,947	2,391	80,338
2017	5,815	—	5,815
Thereafter	1,295	—	1,295

Total debt	$123,662	$9,022	$132,684

Senior Credit Facility for the Fairmont Plant

ABE Fairmont has a senior credit facility with Farm Credit consisting of a term loan (“term loan A”), and a revolving term loan (“term loan B”). At March 31, 2012, the Company also had a $4.0 million revolving credit facility through Farm Credit for financing eligible grain inventory and equity in Chicago Board of Trade (“CBOT”) futures positions, which expires on May 1, 2013. ABE Fairmont also has a revolving credit facility with Farm Credit for financing third-party letters of credit. ABE Fairmont has issued a letter of credit in connection with a rail car lease, thereby fully utilizing the financing available under the $911,000 revolving credit facility as of March 31, 2012. This revolving credit facility expires in February 2014.

At March 31, 2012, ABE Fairmont had $15.7 million outstanding on term loan A. Under the term loan A agreement, ABE Fairmont is required to make quarterly principal installments of $2.6 million starting in August 2012, and continuing through November 2013, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance in February 2014. In April 2012, the term loan A agreement was amended to skip the May 2012 principal payment in order to fund a capital project. In addition, under the term loan A agreement, for each fiscal year ending through September 30, 2013, ABE Fairmont is required to pay an additional amount equal to the lesser of $8.0 million or 75% of its free cash flow as defined in the agreement, not to exceed $16 million in the aggregate. The Company made cash sweep payments of $6.3 million and $5.0 million to Farm Credit in December 2011 and 2010, respectively, pursuant to this provision of the agreement.

At March 31, 2012, ABE Fairmont had $25.0 million outstanding on the revolving term loan B. On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont is required to begin repayment of revolving term loan B in $5.0 million semi-annual principal payments.

ABE Fairmont pays interest monthly at an annualized interest rate of 7.53% on $15.7 million on term loan A, and a variable rate comprised of the 30-day LIBOR plus a fixed rate of 3.40% on the remaining outstanding term loan B senior credit facility of $25 million.

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

Since the future maximum undiscounted cash payments on the Senior Credit Agreement (including principal, interest and the restructuring fee) exceeded the adjusted carrying value, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms are being accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring which will result in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is currently approximately 0.13% over the Three-Month LIBOR (0.60% at March 31, 2012).

The principal amount of the term loan facility is payable by four quarterly payments of $1,105,000 starting on June 30, 2012, and quarterly payments of $750,000 beginning June 30, 2013, with the remaining principal amount fully due and payable on March 31, 2016. The credit agreement was amended in December 2011 to allow the Company to install corn oil extraction technology in its Aberdeen facility.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 0.50%, increasing to 2% on June 16, 2012, and increasing to 3.0% on June 16, 2013. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 1.5%, increasing to 3.0% on June 16, 2012, and increasing to 4.0% on June 16, 2013. As of March 31, 2012, ABE South Dakota had selected the LIBOR plus 1.5% rate for a period of three months.

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

6. Major Customers

The Company has entered into Exclusive Ethanol Marketing Agreements with Hawkeye Gold, LLC to sell substantially all of its ethanol. Prior to January 2011, Hawkeye Gold was an affiliate of Hawkeye Energy Holdings, LLC, a 34% owner of the Company’s membership units. ABE Fairmont executed an Exclusive Ethanol Marketing Agreement dated as of August 28, 2009 with Hawkeye Gold (the “ABE Fairmont Ethanol Agreement”), which became effective on January 1, 2010, and was amended on September 30, 2011. ABE South Dakota executed Exclusive Ethanol Marketing Agreements dated as of April 7, 2010 with Hawkeye Gold (the “ABE South Dakota Ethanol Agreements”, and together with the ABE Fairmont Ethanol Agreement, the “Ethanol Agreements”), which became effective October 1, 2010, and were amended on September 30, 2011. The Ethanol Agreements require, among other things, that:

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

ABE Fairmont is currently self-marketing the distillers grains it produces. ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), under which Dakotaland Feeds markets the local sale of distillers grains produced at the ABE South Dakota Huron plant to third parties for an agreed upon commission, cancellable with a six month notice period. The Company currently has an agreement with Hawkeye Gold to market the distillers grains produced at the ABE South Dakota Aberdeen plants. The initial term of this agreement expires in fiscal 2013, and provides for automatic renewal for successive one-year terms unless either party provides written notice of nonrenewal at least 90 days prior to the end of any term.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	March 31,	March 31,
	2012	2011
Hawkeye Gold—Ethanol and Distiller Grains
Six months revenues	$253,809	$237,667
Receivable balance at period end	2,538	13,719
Dakotaland—ABE South Dakota Distillers Grains
Six months revenues	$8,978	$6,614
Receivable balance at period end	720	588

7. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains with forward purchase and sales contracts to reduce volatility in future operating margins. In addition to entering into contracts to purchase 6.3 million bushels of corn and sell 68.2 million gallons of ethanol in which the futures price was not locked, the Company had entered into the following fixed price forward contracts at March 31, 2012 (in thousands):

		Quantity (000s)	Amount	Period Covered
Corn	Purchase Contracts	1,379 bushels	$8,628	Apr 2012-Mar 2013
Natural Gas	Purchase Contracts	456 MMBTUs	1,825	April-May 2012
Ethanol	Sale Contracts	840 gallons	1,833	April 2012
Distillers grains	Sale Contracts	51 tons	9,969	April-June 2012
Corn Oil	Sale Contracts	4,613 pounds	1,888	April-June 2012

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

When forward contracts are not available at competitive rates, the Company may engage in hedging activities using exchange-traded futures contracts, OTC futures options or OTC swap agreements. Changes in market price of ethanol-related hedging activities are reflected in revenues while changes in market price of corn-related items are reflected in cost of goods sold. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and six months ended March 31, 2012 and 2011, and the fair value of futures and put option contracts as of March 31, 2012 and September 30, 2011 (in thousands):

	Income Statement	Realized	Unrealized	Total
	Classification	Gain (Loss)	Gain (Loss)	Gain (Loss)
Three months ending March 31, 2012	Cost of Goods Sold	$38	$35	73
Three months ending March 31, 2011	Cost of Goods Sold	—	—	—
Six months ending March 31, 2012	Cost of Goods Sold	$69	$35	104
Six months ending March 31, 2011	Cost of Goods Sold	90	—	90

	Balance Sheet	March 31,	September 30,
	Classification	2012	2011
Derivative financial instrument—futures contract	Current Assets	$35	$—
Derivative financial instrument—futures contract	Current Liabilities	—	832

8. Subsequent Events

Purchase Commitments

In May 2012, the Company signed a contract for the construction of corn storage bins with a capacity of approximately 1.5 million bushels in Fairmont. The project is expected to cost approximately $5.3 million and construction will begin in May 2012, with an expected completion date in the fall of 2012. In connection with this plan, the lending agreements with Farm Credit were amended to enable ABE Fairmont to skip the May 2012 principal payment. The effect of this change will be to extend the final payment on term loan A from November 2013 to February 2014. The Company is financing the construction out of current cash flows.

At March 31, 2012, the Company had remaining purchase commitments of approximately $1.0 million relating to the addition of a fermenter at Fairmont and the addition of corn oil extraction technology at Aberdeen. The projects were completed in April 2012.

May 4, 2012 Agreements with Gavilon

On May 4, 2012, the two operating subsidiaries of Advanced BioEnergy, LLC (the “Company”), ABE South Dakota, LLC (“ABE South Dakota”) and ABE Fairmont, LLC (“ABE Fairmont”), entered into several agreements with Gavilon, LLC, a commodity marketing firm, and affiliated companies (collectively “Gavilon”). Subsequent to the execution of the May 4, 2012 agreements described herein, the Company and its subsidiaries have engaged in additional discussions with Gavilon and Hawkeye Gold (as defined below), with respect to the negotiation and execution of additional agreements that would amend or supplement one or more of the agreements referred to below.

The Company has also had preliminary discussions with West LB (as defined below) regarding these agreements, and plans to continue these discussions in order to obtain lender approval for these agreements.

ABE South Dakota Agreements

ABE South Dakota entered into an ethanol marketing agreement with Gavilon (“South Dakota Ethanol Marketing Agreement”) and a Dried Distiller’s Grains Marketing Agreement for the Aberdeen plant with Gavilon, each dated May 4, 2012 (collectively the “South Dakota Agreements”).

The South Dakota Ethanol Marketing Agreement provides that ABE South Dakota will sell to Gavilon, and Gavilon will purchase from ABE South Dakota, all of the denatured fuel-grade ethanol produced at the South Dakota plants. The term of the South Dakota Ethanol Marketing Agreement begins on May 1, 2013, or such earlier date that ABE South Dakota designates, and expires on December 31, 2015.

The Dried Distiller’s Grains Marketing Agreement provides that ABE South Dakota will sell to Gavilon, and Gavilon will purchase from ABE South Dakota, all of the dried distiller’s grains produced at the Aberdeen South Dakota plant. The term of the Dried Distiller’s Grains Marketing Agreement begins on May 1, 2013, or such earlier date that ABE South Dakota designates, and expires on December 31, 2015.

The South Dakota Agreements provide, however, that ABE South Dakota may terminate the South Dakota Agreements on or prior to October 2, 2012, if the Senior Lenders (as defined below) fail to approve the South Dakota Agreements and the Rail Car Sublease (as defined below).

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “Senior Credit Agreement”) effective as of June 18, 2010, as amended on December 28, 2011, among ABE South Dakota, the lenders from time to time party thereto (“Senior Lenders”), and WestLB AG, (New York Branch), as Administrative Agent and Collateral Agent (“WestLB”). The date upon which the Senior Lenders approve the South Dakota Agreements and the Rail Car Sublease is referred to as the “Senior Lender Approval Date.”

ABE Fairmont Ethanol Marketing Agreement

ABE Fairmont entered into an ethanol marketing agreement (“Fairmont Ethanol Marketing Agreement”) with Gavilon dated as of May 4, 2012. The Fairmont Ethanol Marketing Agreement provides that ABE Fairmont will sell to Gavilon, and Gavilon will purchase from ABE Fairmont, all of the denatured fuel-grade ethanol produced at the Fairmont plant. The term of the Fairmont Ethanol Marketing Agreement begins on October 1, 2012, and expires on December 31, 2015.

Rail Car Sublease Agreement; Month to Month Rail Car Sublease Agreement

In connection with execution of the South Dakota Agreements and Fairmont Ethanol Marketing Agreement, ABE South Dakota and ABE Fairmont entered into a Rail Car Sublease Agreement with Gavilon dated as of May 4, 2012 (“Rail Car Sublease”). Under the terms of the Rail Car Sublease, Gavilon agreed to sublease to ABE South Dakota all its interests in the Master Lease Agreement dated as of September 1, 2008, as amended, between GATX Corporation and Gavilon covering agreed-upon rail cars.

Under the terms of the Rail Car Sublease, Gavilon agreed to sublease to ABE South Dakota, and ABE South Dakota agreed to sublease from Gavilon, 298 rail cars as follows:

•	99 rail cars that are currently under lease through Gavilon, which current lease would be terminated as of the Senior Lender Approval Date, and the rail cars leased through June 30, 2014;

•	100 rail cars that are currently under lease through Gavilon, which current lease would be terminated as of the Senior Lender Approval Date, and the rail cars leased through June 30, 2017; and

•	99 additional rail cars that would be leased from the Senior Lender Approval Date through June 30, 2019 (the “June 2019 Leased Rail Cars”).

The Rail Car Sublease provides that in the event that the Senior Lenders do not approve the South Dakota Agreements by October 1, 2012, then the rights and obligations under the Rail Car Sublease will automatically be transferred from ABE South Dakota to ABE Fairmont. In the event of this transfer, Gavilon would agree to sublease to ABE Fairmont, and ABE Fairmont would agree to sublease from Gavilon, the June 2019 Leased Rail Cars for a period beginning October 1, 2012 and ending June 30, 2019.

Gavilon and ABE South Dakota also entered into a Month to Month Rail Car Sublease Agreement dated as of May 4, 2012, (“Monthly Sublease”) under which Gavilon agreed to sub-lease to ABE South Dakota, and ABE South Dakota agreed to sublease from Gavilon, beginning as of July 1, 2012, the June 2019 Leased Rail Cars. This Monthly Sublease will become effective only if the Senior Lender Approval Date has not occurred by July 1, 2012, and will expire on (i) the Senior Lender Approval Date, or (ii) October 1, 2012, if the Senior Lenders have not approved the South Dakota Agreements and the Rail Car Sublease, in which case the June 2019 Leased Rail Cars will be leased by ABE Fairmont pursuant to the Rail Car Sublease.

Advanced BioEnergy, LLC Irrevocable Standby Letter of Credit

In connection with the execution of the Rail Car Sublease and the other agreements, the Company, as parent of ABE South Dakota agreed to post an irrevocable and non-transferable standby letter of credit for the benefit of Gavilon in the amount of $2,500,000 (the “ABE LOC”) as security for the payment obligations of ABE South Dakota under the South Dakota Agreements. The ABE LOC was issued on May 4, 2012. The full amount of the ABE LOC may be drawn by Gavilon if the Senior Lenders have not approved the South Dakota Agreements on or before October 1, 2012.

Existing Agreements with Hawkeye Gold

The Company had entered agreements with Hawkeye Gold, LLC (“Hawkeye Gold”) effective as of September 30, 2011, under which the Company’s subsidiaries agreed to sell to Hawkeye Gold, and Hawkeye Gold had agreed to purchase from the Company’s subsidiaries, substantially all the ethanol produced at the Company’s South Dakota and Fairmont plants (“Hawkeye Gold Ethanol Marketing Agreements”). The Hawkeye Gold Ethanol Marketing Agreements by their terms expire on April 30, 2013.

In addition, ABE South Dakota had entered into a three-year Distiller’s Grain Marketing Agreement with Hawkeye Gold dated as of April 7, 2010, under which ABE South Dakota had agreed to sell to Hawkeye Gold, and Hawkeye Gold had agreed to purchase from ABE South Dakota, substantially all the distiller’s grains produced at the Aberdeen plant (“Hawkeye Gold Grains Marketing Agreement”). The Hawkeye Gold Grains Marketing Agreement by its terms expires on April 7, 2013. The Hawkeye Gold Ethanol Marketing Agreements and the Hawkeye Gold Grains Marketing Agreement are collectively referred to as the “Hawkeye Gold Agreements.”

In connection with the execution of the agreements with Gavilon, ABE Fairmont and ABE South Dakota have given Hawkeye Gold notice of the early termination of the Hawkeye Gold Ethanol Marketing Agreements and the Hawkeye Gold Grains Marketing Agreement. ABE Fairmont and ABE South Dakota have not determined the effective date of termination of the Hawkeye Gold Agreements, in part, because of the approval required by the Senior Lenders. ABE Fairmont and ABE South Dakota have commenced negotiations with Hawkeye Gold relating to the early termination of the Hawkeye Gold Agreements.

9. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of March 31, 2012 and September 30, 2011, and the three and six months ended March 31, 2012 and 2011. ABE’s ability to receive distributions from its consolidated subsidiaries is based on the terms and conditions in their respective credit agreements. ABE Fairmont is able to pay a distribution to ABE annually based on its financial results for that fiscal year, subject to maintaining compliance with all loan covenants and the terms and conditions of its senior secured credit agreement. ABE Fairmont paid a distribution to ABE in March 2012 of $3.8 million in accordance with these terms. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

	(unaudited)
	March 31,	September 30,
	2012	2011
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,734	$3,457
Other receivables	651	524
Prepaid expenses	36	42

Total current assets.	8,421	4,023

Property and equipment, net	672	666
Other assets:
Investments in consolidated subsidiaries.	67,040	62,341
Notes receivable-related party	502	494
Other assets	32	32

Total assets	$76,667	$67,556

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$864	$1,083
Accrued expenses	403	509

Total current liabilities	1,267	1,592

Other liabilities	462	318

Total liabilities	1,729	1,910

Members’ equity:
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,248	171,246
Accumulated deficit	(96,310)	(105,600)

Total members’ equity	74,938	65,646

Total liabilities and members’ equity	$76,667	$67,556

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Equity in earnings of consolidated subsidiaries	$(1,178)	$2,561	$8,527	$5,992
Management fee income from subsidiaries	1,178	990	2,349	1,980
Selling, general and administrative expenses	(1,013)	(793)	(1,819)	(1,652)
Arbitration settlement expense	—	(2,215)	—	(2,706)

Operating income (loss)	(1,013)	543	9,057	3,614
Other income	174	163	391	225
Interest income (expense)	37	30	(158)	64

Net income (loss)	$(802)	$736	$9,290	$3,903

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,290	$3,903
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	80	43
Equity in earnings of consolidated subsidiaries	(8,527)	(5,992)
Distributions from subsidiaries	3,828	4,672
Gain on disposal of fixed assets	(17)	(3)
Amortization of deferred revenue and rent	(14)	—
Unit compensation expense	2	22
Unrealized (gain) loss on warrant derivative liability	158	(64)
Change in working capital components:
Accounts receivable	(135)	(58)
Prepaid expenses	6	(42)
Accounts payable and accrued expenses	(325)	1,986

Net cash provided by operating activities	4,346	4,467

Cash flows from investing activities:
Purchase of property and equipment	(129)	(63)
Proceeds from disposal of fixed assets	60	16
Change in other assets and liabilities	—	(32)

Net cash used in investing activities	(69)	(79)

Net increase in cash and cash equivalents	4,277	4,388
Beginning cash and cash equivalents	3,457	1,065

Ending cash and cash equivalents	$7,734	$5,453

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2011 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	margins can be volatile and can evaporate, which may affect our ability to meet current obligations and debt service requirements at our operating entities;

•	our hedging transactions and mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current governmental- mandated tariffs, credits and standards may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects caused by indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operating facilities may experience technical difficulties and not produce the gallons of ethanol we expect and insurance proceeds may not be adequate to cover these production disruptions;

•	our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect a public market to develop; and

•	the ability of ABE Fairmont and ABE South Dakota subsidiaries to make distributions to ABE in light of restrictions in these subsidiaries’ credit facilities; and

•	the supply of ethanol rail cars in the market is extremely tight, which could affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire.

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

Overview

Advanced BioEnergy, LLC (“Company,” “we,” “our,” “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers grains, as well as corn oil. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. Ethanol is most commonly sold as E10. Increasingly, ethanol is also available as E85, which is a higher percentage ethanol blend for use in flexible-fuel vehicles, and may soon be available as E15.

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

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol predominantly by processing corn. Other possible feeds are grain sorghum, or other cellulosic materials. The corn is received by truck, then weighed and unloaded in a receiving building. It is then conveyed to storage silos. Thereafter, it is transferred to a scalper to remove rocks, cobs, and other debris before it is fed to a hammer mill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-sugar conversion. The grain slurry is pumped into fermenters, where yeast is added, to begin the batch-fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the grain mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually gasoline. The 200-proof alcohol and 2.0-2.5% denaturant constitute denatured fuel ethanol.

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

The table below provides a summary of our ethanol plants in operation as of March 31, 2012:

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

Sales of distillers grains represented 20.4% and 15.8% of our revenues for the quarters ended March 31, 2012 and 2011, respectively. When the plants are operating at capacity they produce approximately 592,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn. Distillers grains are a high-protein, high-energy animal feed supplement marketed primarily to the dairy and beef industry, and to a lesser extent, the poultry and swine markets. Corn oil sales represented approximately 1% of our revenues for the quarter ended March 31, 2012. Our corn oil is currently sold primarily to biodiesel manufacturers.

Plan of Operations Through March 31, 2013

Over the next twelve months, we will continue our focus on operational improvements at each of our operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and maximizing production output at each of our plants. We will also have a continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies. We are adding additional fermentation capacity at our Fairmont facility, and corn oil extraction technology at our Aberdeen facility, that became operational in April 2012. We also plan to add 1.5 million additional bushels of corn storage at Fairmont in next twelve months, in order to increase the amount of corn we are able to purchase from individual growers. We feel that purchasing from individual growers will enable us to obtain a more advantageous price for corn.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended March 31, 2012 and 2011:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	47,071	$2.31	54,612	$2.35
Dried distillers grains (tons)	100	190.46	116	159.47
Wet/modified distillers grains (tons)	109	84.19	86	65.26
Corn Oil (pounds)	4,376	0.34	—	—
Corn (bushels)	16,586	6.30	19,469	5.96
Gas (mmbtus)	1,361	3.82	1,391	4.33

Net Sales

Net sales for the quarter ended March 31, 2012 were $138.5 million compared to $152.8 million for the quarter ended March 31, 2011, a decrease of $14.3 million or 9.4%. The decrease in revenues was primarily due to 7.5 million fewer ethanol gallons sold, which was a result of the timing of train shipments as we had 5.8 million more gallons in inventory at March 31, 2012 compared to March 31, 2011. Ethanol prices decreased 1.7% in the second quarter of 2012 compared to the second quarter of 2011. The decrease in ethanol prices resulted from overcapacity in the industry in the quarter, as gasoline demand decreased and ethanol inventories increased after blenders stocked up prior to expiration of the VEETC credit on December 31, 2011. The average price of distillers grains increased 20.4% in 2012 based on strong exports and higher corn prices. During the fiscal quarters ending March 31, 2012 and 2011, 78.4% and 84.2%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains and corn oil. We began selling corn oil in August 2011, and sold $1.5 million of oil in the second quarter of fiscal 2012.

Cost of Goods Sold

Costs of goods sold for the quarter ending March 31, 2012 was $136.8 million, compared to $148.0 million for the quarter ending March 31, 2011, a decrease of $11.2 million or 7.6%. Corn costs represented 76.4% and 78.4% of cost of goods sold for the fiscal quarters ending March 31, 2012 and 2011. Corn costs increased 5.7% to $6.30 per bushel in the quarter ending March 31, 2012 from $5.96 per bushel for the quarter ending March 31, 2011. The Company believes that corn prices will remain high for the remainder of our fiscal year 2012 before moving lower in the next fiscal year. Natural gas costs represented 3.8% and 4.1% of cost of sales for the fiscal quarters ending March 31, 2012 and 2011. Our average gas prices decreased to $3.82 per mmbtu in the quarter ending March 31, 2012 from $4.33 per mmbtu in the quarter ending March 31, 2011.

Gross Profit

Our gross profit for the quarter ending March 31, 2012 was $1.7 million, compared to gross profit of $4.8 million for the quarter ending March 31, 2011. The decrease in gross profit was a result of weak margins due to a drop in average ethanol prices and an increase in corn prices, as well as sales of 7.5 million fewer gallons of ethanol in 2012. Margins in the third fiscal quarter traditionally increase from the second quarter as the summer driving season tends to increase gasoline demand, and therefore ethanol demand. If gasoline demand remains weak, and ethanol inventories remain high, our margins will remain weak.

Selling, General, and Administrative Expenses

For the quarter ending March 31, 2012, selling, general and administrative expenses were $2.0 million compared to $1.5 million for the quarter ending March 31, 2011. As a percentage of sales, selling, general and administrative expenses increased to 1.5% for the quarter ended March 31, 2012 compared to 1.0% for the quarter ended March 31, 2011, as a result of an increase in employee headcount as we filled open positions at headquarters and added expertise in our grain procurement area, as well as higher legal fees, and new industry advocacy dues. Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Arbitration Settlement Expense

The Company incurred legal and accrued settlement costs of $2.0 million in the three months ended March 31, 2011 related to the arbitration matter that was subsequently settled in the third quarter of fiscal 2011.

Other Income

Other income for the quarter ended March 31, 2012 was $0.3 million, compared to $0.5 million for the quarter ended March 31, 2011. The change was due to Nebraska Advantage Act refunds, as described below under “Government Programs, Tax Credits and Tax Increment Financing.” The refunds will fluctuate based on eligible purchases during the quarter.

Interest Expense

Interest expense for the quarter ending March 31, 2012 was $0.8 million, compared to $0.9 million for the quarter ended March 31, 2011, a decrease of $0.1 million. The decrease was due to principal reductions on the Fairmont debt facility of $15 million since the second quarter of 2011.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the six months ended March 31, 2012 and 2011:

	Six Months Ended		Six Months Ended
	March 31, 2012		March 31, 2011
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	99,628	$2.43	103,745	$2.18
Dried distillers grains (tons)	211	191.65	236	140.53
Wet/modified distillers grains (tons)	201	82.74	165	57.56
Corn Oil (pounds)	9,216	0.35	—	—
Corn (bushels)	35,235	6.33	37,047	5.32
Gas (mmbtus)	2,777	3.92	2,797	4.23

Net Sales

Net sales for six months ended March 31, 2012 were $303.2 million compared to $269.3 million for the six months ended March 31, 2011, an increase of $33.9 million or 12.6%. The increase in revenues was due to an increase in average prices of ethanol and distillers grains of 11.5% and 36.1%, respectively. Ethanol prices rose due to increased demand in the first quarter, and commodity inflation, particularly higher corn prices. We believe demand increased in the last three months of calendar 2011, due to the expiration of the VEETC blending credit on December 31, 2011, as refiners added to their inventory prior to expiration of the blending credit. The price of distillers grains generally follows the price of corn, and exports remained strong, resulting in higher prices in 2012. During the fiscal six months ending March 31, 2012 and 2011, 80.0% and 84.0%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains and corn oil. We began selling corn oil in August 2011, and sold $3.2 million of oil in the first six months of fiscal 2012.

Cost of Goods Sold

Cost of goods sold for the six months ending March 31, 2012 was $288.9 million, compared to $258.4 million for the six months ending March 31, 2011, an increase of $30.5 million or 11.8%. Corn costs represented 77.2% and 76.3% of cost of goods sold for the fiscal six months ending March 31, 2012 and 2011. Corn costs increased 19.0% to $6.33 per bushel in the six months ending March 31, 2012 from $5.32 per bushel for the six months ending March 31, 2011. The Company believes that corn prices will remain high for the remainder of fiscal 2012 before moving lower in the next fiscal year. Natural gas costs represented 3.8% and 4.6% of cost of sales for the fiscal six months ending March 31, 2012 and 2011. Our average gas prices decreased to $3.92 per mmbtu in the six months ending March 31, 2012 from $4.23 per mmbtu in the six months ending March 31, 2011.

Gross Profit

Our gross profit for the six months ending March 31, 2012 was $14.2 million, compared to gross profit of $10.9 million for the six months ending March 31, 2011. The increase in gross profit was primarily due to more favorable distillers grain pricing, strong first quarter margins, and sales of corn oil beginning in August 2011. Margins in the last six months are expected to recover from the second quarter as the summer driving season typically boosts gasoline demand and therefore ethanol demand. If gasoline demand does not increase, our margins could remain weak for the third quarter.

Selling, General, and Administrative Expenses

For the six months ending March 31, 2012, selling, general and administrative expenses were $3.6 million compared to $3.0 million for the six months ending March 31, 2011. As a percentage of sales, selling, general and administrative expenses increased to 1.2% for the six months ended March 31, 2012 compared to 1.1% for the six months ended March 31, 2011, as a result of higher legal fees, new industry advocacy dues, and headcount increases for new or open positions at headquarters and our grain procurement area. Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Arbitration Settlement Expense

The Company incurred legal costs of $2.7 million in the three months ended March 31, 2011 related to the arbitration matter which was subsequently settled in the third quarter of fiscal 2011.

Other Income

Other income for the six months ended March 31, 2012 was $0.6 million, compared to $0.6 million for the six months ended March 31, 2011. Other income is comprised of Nebraska Advantage Act refunds, as described below under “Government Programs, Tax Credits and Tax Increment Financing,” as well as patronage refunds.

Interest Expense

Interest expense for the six months ending March 31, 2012 was $1.9 million, compared to $1.9 million for the six months ended March 31, 2011. The FY 2012 expense includes a mark-to-market loss of $0.2 million on the warrant derivative, compared to a $0.06 million gain in FY 2011. Excluding the mark-to-market loss, interest expense decreased by $0.2 million, due to reductions in outstanding principal in fiscal 2012.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association, as of April 2012, the estimated ethanol production capacity in the United States was 14.7 billion gallons per year. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 138 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall can be assumed at approximately 13.8 billion gallons of ethanol per year. Gasoline demand in the U.S. declined 6.7% in the first three months of 2012 compared to the same period in 2011, according to the Renewable Fuels Association. Ethanol margins could remain weak if gasoline demand does not increase in the remainder of 2012.

In an attempt to increase the blend wall, Growth Energy, an ethanol industry trade organization, requested a waiver from the U.S. Environmental Protection Agency (“EPA”) to allow blending of ethanol at a 15 percent blend rate. In October of 2010, the EPA made a decision to allow the use of E15 blends in 2007 and newer vehicles. On January 21, 2011, the EPA announced E15 blends to be safe for use in all cars and pickups built in 2001 and later. In April 2012, the ethanol industry agreed to fund a nationwide fuel survey to satisfy the final federal hurdle to E15 commercial availability. We do not yet know what the impact of this decision will be on ethanol demand, as there are still some regulatory issues at the state level that must be addressed prior to widespread market use of the E15 blend. It appears likely that E15 will become available in certain states in 2012.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example, minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible.

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

The Renewable Fuels Standard

The RFS is a national program that imposes minimum requirements with respect to the amount of renewable fuel produced and used. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. The RFS2 requires that refiners and importers blend renewable fuels totaling at least 9.23% of total fuel volume in 2012, or approximately 15.2 billion gallons, of which 13.2 billion gallons can be derived from corn-based ethanol. The RFS2 requirement will increase incrementally over the next several years to a renewable fuel requirement of 36.0 billion gallons, or approximately 7% of the anticipated gasoline and diesel consumption, by 2022. The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

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

Blending Incentives

The VEETC, often commonly referred to as the “blender’s credit,” was created by the American Jobs Creation Act of 2004. This credit allowed gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. Federal policy also insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. Both the VEETC and the tariff expired on December 31, 2011, and are not expected to be renewed in the future. We are uncertain how the expiration of these programs will affect the ethanol industry and our profitability. It appears that short term ethanol prices will be suppressed until the inventories that the refiners built up in the last quarter of 2011 are exhausted.

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

On December 29, 2011, a judge in Federal District Court in Fresno, California ruled that the LCFS is unconstitutional and violates the Commerce Clause of the U.S. Constitution, and issued an injunction. California’s air regulators then filed an appeal in the U.S. Court of Appeals for the 9th Circuit on January 5, 2012. The Court of Appeals has expedited briefing of the appeal and expects the briefing to be completed in the summer of 2012.

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

COMPETITION

Ethanol

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of April 2012, current U.S. ethanol production capacity is approximately 14.7 billion gallons per year, with approximately 0.7 billion gallons idle at the current time. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of April 2012, Nebraska had 26 ethanol plants producing an aggregate of 2.0 billion gallons of ethanol per year, and South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, in each case including our plants.

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

Distillers Grains

In the sales of our distillers grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 71% of our distillers grain revenues are derived from the sale of dried distillers grains, which have an indefinite shelf life and can be transported by truck or rail, and 29% as modified and wet distillers grains, which have a shorter shelf life and are typically sold in local markets.

Corn Oil

In the sales of corn oil, we compete with other ethanol producers. A significant number of plants in the United States currently have oil extraction capabilities, with more being added.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Existing Debt Obligations

We conduct our business activities and plant operations through Advanced BioEnergy, ABE Fairmont and ABE South Dakota. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. ABE Fairmont has traditional project financing in place, including senior secured financing, a working capital credit facility and subordinate exempt-facilities revenue bonds. In June 2010, ABE South Dakota entered into the Senior Credit Agreement (as defined below), which eliminated its subordinated debt. There are provisions contained in the various financing agreements at each operating entity preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of each subsidiary for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the separate financing agreements.

Advanced BioEnergy, LLC

ABE had cash and cash equivalents of $7.7 million at March 31, 2012. ABE has no outstanding debt as of March 31, 2012. ABE does not expect to make any distributions to its unit holders in the next 12 months. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE Fairmont and ABE South Dakota for services provided in connection with operating the ethanol plants. The primary management services provided include risk management, accounting and finance, human resources and other general management-related responsibilities. From time to time ABE may also receive certain allowable distributions from ABE Fairmont and ABE South Dakota based on the terms and conditions in their respective senior credit agreements. In March 2012, ABE received a distribution from ABE Fairmont of $3.8 million based on the fiscal 2011 financial results of ABE Fairmont. Future distributions are subject to ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of its senior secured credit agreement. ABE does not expect any distribution from ABE South Dakota in 2012.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $9.2 million and restricted cash of $1.6 million at March 31, 2012. The restricted cash is held in escrow for future debt service payments. As of March 31, 2012, ABE Fairmont had total debt outstanding of $46.1 million consisting of $40.7 million in senior secured credit and $5.4 million of subordinate exempt-facilities revenue bonds. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest payments on its outstanding subordinate exempt revenue bonds. ABE Fairmont is required to make quarterly principal payments of $2.6 million on its senior secured credit starting in August 2012, and annual payments of $815,000 on its subordinated debt.

ABE Fairmont is allowed to make cash distributions to ABE if ABE Fairmont meets all conditions required in its senior secured credit agreement at the end of a fiscal year. This annual distribution is limited to 40% of net income calculated in accordance with generally accepted accounting principles and other terms contained in its senior secured credit agreement. Additionally, if ABE Fairmont has made the required free cash flow payment (described below) it may make a distribution up to 75% of net income. The distribution is subject to the completion of ABE Fairmont’s annual financial statement audit and ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of the senior secured credit agreement. In March 2012, ABE Fairmont paid an annual distribution of $3.8 million based on its fiscal 2011 financial results.

ABE Fairmont’s free cash flow calculation, as defined in its senior secured credit agreement, requires that, for each fiscal year through 2013, ABE Fairmont must make a payment equal to the lesser of $8.0 million or 75% of its free cash flow after distributions, not to exceed $16.0 million in the aggregate for all of the free cash flow payments. Based on fiscal year financial results, ABE Fairmont made cash sweep payments of $6.3 million and $5.0 million in December 2011 and 2010, respectively. Cash sweep payments are subject to compliance with all loan covenants and terms and conditions of the senior secured credit agreement.

In addition to the cash on hand, ABE Fairmont has a $4.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires May 1, 2013. ABE Fairmont also has a revolving credit facility for financing third-party letters of credit, which expires in February 2014. ABE Fairmont issued a letter of credit in connection with a rail car lease, thereby fully utilizing the $911,000 financing available as of March 31, 2012. We expect ABE Fairmont to renew both of these credit facilities upon expiration for an additional one-year term.

ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in compliance with all covenants at March 31, 2012.

We believe ABE Fairmont has sufficient financial resources available to fund its current operations and capital expenditure requirements for at least the next 12 months.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $8.2 million and $3.9 million of restricted cash at March 31, 2012. The restricted cash consists of $3.4 million for a debt service payment reserve, $0.1 million for maintenance capital expenditures, and $0.4 million for construction of the Aberdeen corn oil extraction system. As of March 31, 2012, ABE South Dakota had interest-bearing term debt outstanding of $74.5 million.

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement dated as of June 16, 2010 and amended on December 28, 2011 (the “Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and WestLB AG, New York Branch, as administrative agent and collateral agent. The principal amount of the term loan facility is payable with four quarterly payments of $1,105,000 starting June 30, 2012, followed by quarterly payments of $750,000 starting June 30, 2013, with the remaining principal amount fully due and payable on March 31, 2016. The credit agreement was amended in December 2011 to allow the Company to install corn oil extraction technology in its Aberdeen facility.

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

The Senior Credit Agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the Senior Credit Agreement. The Senior Credit Agreement contains customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control. ABE South Dakota was in compliance with all covenants at March 31, 2012.

We believe ABE South Dakota has sufficient financial resources available to fund current operations, make debt service payments and fund capital expenditure requirements over the next 12 months.

CASH FLOWS

The following table shows our cash flows for the six months ended March 31, 2012 and 2011:

	Six Months Ended March 31
	2012	2011
	(In thousands)	(In thousands)
Net cash provided by operating activities	$24,512	$20,499
Net cash used in investing activities	(3,237)	(207)
Net cash used in financing activities	(14,841)	(13,799)

Cash Flow from Operating Activities

Our cash flows from operations for the six months ended March 31, 2012 were higher compared to the same period in 2011, primarily due to increased margins during fiscal 2012.

Cash Flow from Investing Activities

We used more cash in investing activities in the six months ended March 31, 2012, compared to the same period in fiscal 2011 primarily due to capital expenditures for installation of additional fermentation equipment at our Fairmont facility, as well as installation of corn oil extraction equipment at our Aberdeen facility.

Cash Flow from Financing Activities

We used more cash for financing activities in the first six months of fiscal 2012 due to higher principal payments compared to the same period in fiscal 2011. This was primarily as result of a higher cash sweep payment on our Fairmont debt package.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	March 31, 2012 Interest Rate	March 31, 2012	September 30, 2011
ABE Fairmont:
Senior credit facility—variable	3.65%	$25,000	$32,266
Senior credit facility—fixed	7.53%	15,740	20,000
Seasonal line	3.35%	—	—
Subordinate exempt facilities bonds—fixed	6.75%	5,370	6,185

		46,110	58,451

ABE South Dakota:
Senior debt principal—variable	1.97%	74,552	77,052
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	9,022	9,453

		86,574	89,505

Total outstanding		$132,684	$147,956

Additional carrying value of restructured debt	N/A	(9,022)	(9,453)

Stated principal		$123,662	$138,503

The estimated maturities of debt at March 31, 2012, are as follows (in thousands):

	Stated Principal	Amortization of Additional Carrying Value of Restructured Debt	Total
2013	$13,035	$1,712	$14,747
2014	11,755	2,431	14,186
2015	13,815	2,488	16,303
2016	77,947	2,391	80,338
2017	5,815	—	5,815
Thereafter	1,295	—	1,295

Total debt	$123,662	$9,022	$132,684

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

Derivative Instruments/Due From Broker

On occasion, the Company has entered into derivative contracts to hedge its exposure to price risk related to forecasted corn purchases and forecasted ethanol sales. Accounting for derivative contracts requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

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

GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. As of March 31, 2012, we have received approximately $4.4 million in refunds under the Nebraska Advantage Act. We anticipate earning investment credits for certain sales taxes paid on construction costs, up to 10% of the cost of the Fairmont plant construction, and up to 10% of new asset additions. These investment credits can be used to offset Nebraska sales, use, and income tax. Under the Nebraska Advantage Act, we also anticipate earning employment credits for 5% of the annual costs of the newly created employment positions, which can be used to offset future payroll taxes. We will continue to earn additional investment and employment credits under the Nebraska Advantage Act through the tax year ended December 31, 2013. These credits can be carried over until used, but will expire on December 31, 2019. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or credits or deductions.

In December 2006, we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. ABE Fairmont has guaranteed payment of the tax increment bonds. We anticipate paying off the outstanding obligation with future property tax payments assessed on the Fairmont plant.

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota has received $0.37 million in the six months ended March 31, 2012, and received $0.36 million during the six months ended March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider our principal market risk to be the potential changes in commodity prices and their effect on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended March 31, 2012, sales of ethanol represented 78% of our total revenues and corn costs represented 77% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At March 31, 2012, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $2.265 and $6.44, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represent 21% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grains spot price for Nebraska and South Dakota local customers were $202 and $196 per ton, respectively, at March 31, 2012.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 3.8% of total cost of goods sold for the quarter ended March 31, 2012. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At March 31, 2012, the price of natural gas on the NYMEX was $2.126 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At March 31, 2012, we guaranteed prices representing 1.6% of our estimated ethanol production through July 2012 by entering into flat-priced contracts. At March 31, 2012, we had entered into forward sale contracts representing 26.6% of our expected distillers grains production and we had entered into forward purchase contracts representing 6.1% of our current corn requirements through July 2012. At March 31, 2012, prices of 25.9% of our expected gas usage through July 2012 were fixed with our natural gas providers.

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

	Estimated at Risk Volume (1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	191.6	gallons	10.0%	$2.27	$43.4
Distillers grains	0.39	tons	10.0%	199.39	7.8
Corn	64.1	bushels	10.0%	6.44	41.3
Natural gas	2.7	btus	10.0%	2.13	0.6

(1)	The volume of ethanol at risk is based on the assumption that we will enter into forward contracts for 1.7% of our expected annual gallons capacity of 195 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into forward contracts for 34.3% of our expected annual distillers grains production of 592,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 7.9% of our estimated current 69.6 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in 50.6% of our gas usage.
(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of March 31, 2012.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of March 31, 2012, we had $99.6 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest would change by $1.0 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 21, 2011, the Company’s subsidiary ABE Fairmount, LLC (“ABE Fairmont”) commenced a lawsuit against Renewable Products Marketing Group, LLC (“RPMG”) in Hennepin County District Court in Minneapolis seeking injunctive relief and damages. The ABE Fairmont complaint alleges that defendant RPMG breached its obligations under an Ethanol Fuel Marketing Agreement and a later agreement with ABE Fairmont by refusing to assign to ABE Fairmont a lease for 200 rail cars that ABE Fairmont requires to distribute the ethanol it produces. ABE Fairmont is seeking injunctive relief to require RPMG to abide by its contractual obligations; damages caused by RPMG’s breach of the agreement; a declaratory judgment; and other necessary relief. Defendant RPMG answered the complaint denying the allegations, and has filed a counterclaim for a declaratory judgment. The parties have agreed to an expedited trial process, including an expedited discovery schedule, to resolve the dispute before the rail car lease expires on September 30, 2012. In the case, summary judgment briefs are due beginning in mid-May, a summary judgment hearing is set for on June 11, and a trial is set for date certain on August 1-3, 2012.

Item 1A. Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2011 Annual Report on Form 10-K, except the following:

The current supply of ethanol rail cars is very limited, which could affect our ability to obtain new tanker cars and adversely affect our operations.

We transport our ethanol to our customers primarily via tanker rail cars. As of March 31, 2012, we were leasing approximately 538 ethanol tank cars whose leases expire at varying times over the next three years. We require tanker cars to ship our ethanol to customers, and would have to curtail or cease production should we not have sufficient cars available. As a result of the economic slowdown in the United States over the past several years, rail car manufacturers reduced their production of new rail cars. This reduction, combined with increased demand for tankers for the oil industry as a result of increased production in Western North Dakota and Eastern Montana, has severely constrained the available supply of tanker rail cars.

As discussed in Note 8 of the Notes to financial statements in this Form 10-Q, on May 4, 2012, our subsidiaries entered into several agreements with Gavilon, LLC, and affiliated companies ( “Gavilon”), a commodity management firm. In order to ensure a continuing source of rail cars for our South Dakota operations, these agreements include the renewed sublease of 298 rail cars for periods expiring June 30, 2014 through June 30, 2019. Although these agreements are, in part, subject to the consent of the senior lenders of our South Dakota-based subsidiary, the agreements when effective, would provide a supply of ethanol rail cars necessary to continue operations at our South Dakota subsidiary.

Of the rail cars we currently lease, 200 are subject to the terms of a sublease with Renewable Products Marketing Group, LLC. As described in Item 1, Legal Proceedings, our ABE Fairmont subsidiary has sued RPMG in Hennepin County District Court in Minneapolis seeking injunctive relief and damages. Given the nationwide shortage of rail cars, if we are unable to prevail in the litigation and obtain injunctive relief that requires the defendant to assign its rights to us, and if we are otherwise unable to obtain the rail cars we need to ship ethanol from Fairmont Nebraska beginning October 1, 2012, we would have to curtail or cease production at that plant. There can no assurance that we would be able to obtain replacement cars at a reasonable price or at all. Even if we were able to obtain new rail cars, if we were required to enter into new rail car leases at prices significantly in excess of our current lease rates, our future profitability could be adversely affected.

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

ADVANCED BIOENERGY, LLC

Date: May 15, 2012	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Multiple Advance Term Loan Supplement dated April 30, 2012 between Farm Credit Services of America, FLCA and ABE Fairmont, LLC.	Filed herewith.

10.2	Amendment to the Master Loan Agreement dated April 30, 2012 between Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA, and ABE Fairmont, LLC.	Filed herewith.

10.3	Monitored Revolving Credit Supplement dated April 30, 2012 between Farm Credit Services of America, PCA and ABE Fairmont, LLC.	Filed herewith

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101	The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 and September 30, 2011; (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Changes in Member’s Equity for the six months ended March 31, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements.	Filed Electronically