Form 10-Q
period 2012-06-30
Advanced BioEnergy, LLC
filed 2012-08-14
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 9, 2012, the number of outstanding units was 24,714,180.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2012	September 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,473	$18,725
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $178 at June 30, 2012 and September 30, 2011	12,251	14,653
Other receivables	1,389	838
Due from broker	728	1,014
Inventories	17,149	22,106
Prepaid expenses	1,868	2,175
Current portion of restricted cash	6,762	3,959

Total current assets	59,620	63,470

Property and equipment, net	154,074	164,821
Other assets:
Restricted cash	1,146	1,508
Notes receivable-related party	506	494
Other assets	1,727	1,883

Total assets	$217,073	$232,176

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$8,968	$6,688
Accrued expenses	6,724	6,528
Derivative financial instruments	295	832
Current portion of long-term debt (stated principal amount of $15,280 and $20,541 at June 30, 2012 and September 30, 2011, respectively)	17,238	21,703

Total current liabilities	33,225	35,751

Other liabilities	332	318
Deferred income	3,703	4,208
Long-term debt (stated principal amount of $107,277 and $117,962 at June 30, 2012 and September 30, 2011, respectively)	114,086	126,253

Total liabilities	151,346	166,530

Members’ equity:
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,249	171,246
Accumulated deficit	(105,522)	(105,600)

Total members’ equity	65,727	65,646

Total liabilities and members’ equity	$217,073	$232,176

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three months ended		Nine months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales
Ethanol and related products	$137,655	$154,848	$440,474	$423,818
Other	—	—	366	358

Total net sales	137,655	154,848	440,840	424,176
Cost of goods sold	144,080	153,370	433,029	411,783

Gross profit (loss)	(6,425)	1,478	7,811	12,393
Selling, general and administrative	2,409	1,586	6,041	4,611
Arbitration settlement expense	—	1,083	—	3,789

Operating income (loss)	(8,834)	(1,191)	1,770	3,993
Other income	226	164	783	774
Interest income	26	27	61	64
Interest expense	(630)	(764)	(2,536)	(2,692)

Net income (loss)	$(9,212)	$(1,764)	$78	$2,139

Weighed average units outstanding—basic	24,714,180	24,705,180	24,714,180	24,705,180
Weighed average units outstanding—diluted	24,755,155	24,705,180	24,714,180	24,705,180
Income (loss) per unit—basic	$(0.37)	$(0.07)	$0.00	$0.09
Income (loss) per unit—diluted	$(0.38)	$(0.08)	$0.00	$0.08

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Nine Months Ended June 30, 2012

(Dollars in thousands)

(Unaudited)

	Member Units	Members’ Capital	Accumulated Deficit	Total
MEMBERS’ EQUITY—September 30, 2011	24,714,180	$171,246	$(105,600)	$65,646
Unit compensation expense	—	3	—	3
Net income	—	—	78	78

MEMBERS’ EQUITY—June 30, 2012	24,714,180	$171,249	$(105,522)	$65,727

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$78	$2,139
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	17,398	16,862
Amortization of deferred financing costs	99	99
Amortization of deferred revenue and rent	(527)	(517)
Idle lease liability reduction	—	(154)
Amortization of additional carrying value	(686)	(645)
Unit compensation expense	3	34
Gain on disposal of assets	(9)	(8)
Unrealized loss (gain) on warrant derivative liability	36	(241)
Change in risk management activities	(537)	314
Change in working capital components:
Receivables	2,125	(2,639)
Inventories	4,957	(5,844)
Prepaid expenses	307	668
Accounts payable	2,280	3,741
Accrued expenses	196	774

Net cash provided by operating activities	25,720	14,583

Cash flows from investing activities:
Purchase of property and equipment	(6,642)	(3,951)
Issuance of notes receivable	—	(490)
Change in other assets	57	154
Change in restricted cash	(2,441)	1,544

Net cash used in investing activities	(9,026)	(2,743)

Cash flows from financing activities:
Payments on debt	(15,946)	(14,549)
Distribution to members	—	(27)

Net cash used in financing activities	(15,946)	(14,576)

Net increase (decrease) in cash and cash equivalents	748	(2,736)
Beginning cash and cash equivalents	18,725	22,772

Ending cash and cash equivalents	$19,473	$20,036

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,498	$3,401

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

1. Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The financial information as of June 30, 2012 and the results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results for the fiscal year ending September 30, 2012.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company’s restricted cash includes cash held for debt service under the terms of its debt agreements, and cash deposited to support letters of credit.

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, derivative financial instruments, accounts receivable, accounts payable, accrued expenses, warrants, and long-term debt. The fair value of derivative financial instruments is based on quoted market prices, which are considered to be Level 1 inputs. The fair value of warrants is determined using the Black-Scholes valuation model. The fair value of the long-term debt is estimated based on Level 3 inputs which are anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont approximate fair value. Based on the restructuring event in 2010, the fair value of the debt instruments at ABE South Dakota is not determinable (refer to Note 5 for terms). The fair value of all other financial instruments are estimated to approximate carrying value due to the short-term nature of these instruments, and are considered to be Level 2 inputs.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value used to measure fair value (amounts in thousands):

	Total	Level 1	Level 2	Level 3
At June 30, 2012
Liabilities—Derivative Financial Instruments	$295	$295	$—	$—
Other Liabilities—Warrant Derivative	218	—	—	218

At September 30, 2011
Liabilities—Derivative Financial Instruments	$832	$832	$—	$—
Other Liabilities—Warrant Derivative	182	—	—	182

The unit warrants issued contain a strike price adjustment feature. The Company calculated the fair value of the warrants using the Black-Scholes valuation model. During the nine months ended June 30, 2012 and 2011, the Company recognized an unrealized loss (gain) of $36,000 and ($243,000), respectively, related to the change in the fair value of the warrant derivative liability. The liability can fluctuate significantly if the market value of the unit changes.

The assumptions used in the Black-Scholes valuation model were as follows:

	June 30,	September 30,
	2012	2011
Market value(1)	$1.50	$1.50
Exercise price	$1.50	$1.50
Expected volatility (2)	45.93%	46.92%
Expected life (years)	2.25	1.50
Risk-free interest rate	0.33%	0.25%
Forfeiture rate	—	—
Dividend rate	—	—

(1)	Market value based on trading values of comparable competitors.
(2)	Volatility based on trading volatility of a comparable competitor.

The following table reflects the activity for the warrant derivative, the only liability measured at fair value using Level 3 inputs, for the nine months ended June 30, 2012 and 2011 (amounts in thousands):

	2012	2011
Beginning balance	$182	$474
Unrealized loss (gain) related to the change in fair value	36	(243)

Ending balance	$218	$231

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

Income (loss) Per Unit

Basic and diluted income (loss) per unit is computed using the weighted-average number of vested units outstanding during the period. Unit appreciation rights and the unit warrants are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted income (loss) per unit for the nine months ended June 30, 2012, because their effect would be anti-dilutive. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) for basic earnings per unit	$(9,212)	$(1,764)	$78	$2,139
Gain on fair value of warrant derivative liability	(123)	(179)	—	(243)

Net income (loss) for diluted earnings per unit	$(9,335)	$(1,943)	78	1,896

Denominator:
Basic common units outstanding	24,714	24,705	24,714	24,705
Diluted common units outstanding	24,755	24,705	24,714	24,705
Income (loss) per unit basic	$(0.37)	$(0.07)	$0.00	$0.09

Income (loss) per unit diluted	$(0.38)	$(0.08)	$0.00	$0.08

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Risks and Uncertainties

The ethanol industry previously received an indirect benefit of the Volumetric Ethanol Excise Tax Credit (“VEETC”) provided to gasoline blenders, which expired on December 31, 2011. This credit provided for a 45-cent a gallon tax credit for gasoline blenders and a 54-cent a gallon tariff on ethanol imports. Although the Renewable Fuels Standard still exists to maintain the demand for ethanol in the United States, the Company is uncertain how the elimination of the VEETC credit and import tariffs will ultimately affect the Company and the overall ethanol industry. Any reduction in the Renewable Fuels Standard could have an adverse effect on the Company and the overall ethanol industry.

2. Inventories

A summary of inventories is as follows (in thousands):

	June 30,	September 30,
	2012	2011
Corn	$4,526	$4,889
Chemicals	1,109	1,280
Work in process	3,440	3,610
Ethanol	4,885	9,280
Distillers grain	497	713
Supplies and parts	2,692	2,334

Total	$17,149	$22,106

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	June 30,	September 30,
	2012	2011
Land	$3,999	$3,999
Buildings	21,351	21,341
Process equipment	225,727	221,020
Office equipment	2,119	1,813
Construction in process	1,862	260

	255,058	248,433
Accumulated depreciation	(100,984)	(83,612)

Property and equipment, net	$154,074	$164,821

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

5. Debt

A summary of debt is as follows (in thousands, except percentages):

	June 30,
	2012	June 30,	September 30,
	Interest Rate	2012	2011
ABE Fairmont:
Senior credit facility—variable	3.65%	$40,740	$32,266
Senior credit facility—fixed	7.53%	—	20,000
Seasonal line	3.30%	—	—
Subordinate exempt facilities bonds—fixed	6.75%	5,370	6,185

		46,110	58,451

ABE South Dakota:
Senior debt principal—variable	3.46%	73,447	77,052
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	8,767	9,453

		85,214	89,505

Total outstanding		$131,324	$147,956

Additional carrying value of restructured debt	N/A	(8,767)	(9,453)

Stated principal		$122,557	$138,503

The estimated maturities of debt at June 30 are as follows (in thousands):

		Amortization of
		Additional Carrying
	Stated	Value of
	Principal	Restructured Debt	Total
2013	$15,280	$1,958	$17,238
2014	9,155	2,561	11,716
2015	13,815	2,464	16,279
2016	77,197	1,784	78,981
2017	5,815	—	5,815
Thereafter	1,295	—	1,295

Total debt	$122,557	$8,767	$131,324

Senior Credit Facility for the Fairmont Plant

ABE Fairmont has a senior credit facility with Farm Credit consisting of a term loan (“term loan A”), and a revolving term loan (“term loan B”). At June 30, 2012, the Company also had a $4.0 million revolving credit facility through Farm Credit for financing eligible grain inventory and equity in Chicago Board of Trade (“CBOT”) futures positions, which expires on May 1, 2013. ABE Fairmont also has a revolving credit facility with Farm Credit for financing third-party letters of credit. ABE Fairmont has issued a letter of credit in connection with a rail car lease, thereby fully utilizing the financing available under the $911,000 revolving credit facility as of June 30, 2012. This revolving credit facility expires in February 2014.

At June 30, 2012, ABE Fairmont had $15.7 million outstanding on term loan A. Under the term loan A agreement, ABE Fairmont is required to make quarterly principal installments of $2.6 million starting in August 2012, and continuing through November 2013, followed by a final installment in an amount equal to the remaining unpaid term loan A principal balance in February 2014. In April 2012, the term loan A agreement was amended to skip the May 2012 principal payment in order to fund a capital project. In addition, under the term loan A agreement, for each fiscal year ending through September 30, 2013, ABE Fairmont is required to pay an additional amount equal to the lesser of $8.0 million or 75% of its free cash flow as defined in the agreement, not to exceed $16 million in the aggregate. The Company made cash sweep payments of $6.3 million and $5.0 million to Farm Credit in December 2011 and 2010, respectively, pursuant to this provision of the agreement.

At June 30, 2012, ABE Fairmont had $25.0 million outstanding on the revolving term loan B. On the earlier of December 1, 2014 or six months following complete repayment of term loan A, ABE Fairmont is required to begin repayment of revolving term loan B in $5.0 million semi-annual principal payments.

ABE Fairmont pays interest monthly at a variable rate comprised of the 30-day LIBOR plus a fixed rate of 3.40% on the remaining outstanding term loan A and B senior credit facilities.

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

The Company believes ABE Fairmont has violated its minimum working capital covenant of $10.0 million subsequent to June 30, 2012. The Company has been in ongoing discussions with the senior lender regarding this matter, and believes it is probable that ABE Fairmont will receive appropriate waivers from the senior lenders in the fiscal fourth quarter, and continues to classify this liability in accordance with its scheduled repayment terms.

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

Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “Senior Credit Agreement”) effective as of June 18, 2010, and further amended on December 28, 2011, which was accounted for under troubled debt restructuring rules. The Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and Portigon AG, New York Branch, (formerly known as WestLB AG), as Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan in an aggregate principal amount equal to $84.4 million. The interest accrued on outstanding term and working capital loans under the existing credit agreement was reduced to zero. ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lenders due at the earlier of March 31, 2016 or the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as a long-term, non-interest bearing debt on its consolidated balance sheets.

Since the future maximum undiscounted cash payments on the Senior Credit Agreement (including principal, interest and the restructuring fee) exceeded the adjusted carrying value, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms are being accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring which will result in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is currently approximately 0.13% over the Three-Month LIBOR (0.60% at June 30, 2012).

The principal amount of the term loan facility is payable by three quarterly payments of $1,105,000 from September 30, 2012, and quarterly payments of $750,000 beginning June 30, 2013, with the remaining principal amount fully due and payable on March 31, 2016. The credit agreement was amended in December 2011 to allow the Company to install corn oil extraction technology in its Aberdeen facility.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 2.0%, and increasing to 3.0% on June 16, 2013. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 3.0%, and increasing to 4.0% on June 16, 2013. As of June 30, 2012, ABE South Dakota had selected the LIBOR plus 3.0% rate for a period of three months.

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

ABE South Dakota was in violation of certain covenants as of June 30, 2012 as a result of its entry into several new material agreements in May 2012. On July 31, 2012, ABE South Dakota, Portigon AG, New York Branch (f/k/a WestLB AG, New York Branch), as Lender to the Amended and Restated Senior Credit Agreement, along with six other Lenders, entered into a Letter Agreement, whereby the senior lenders consented to, along with certain other items, ABE South Dakota’s entry into the new agreements and waived the specified events of default.

ABE Letter of Credit

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota agreed to post an irrevocable and non-transferable standby letter of credit on May 4, 2012 for the benefit of Gavilon in the amount of $2,500,000 as security for the payment obligations of ABE South Dakota under the Gavilon agreements.

6. Major Customers and Subsequent Event

The two operating subsidiaries of the Company, ABE South Dakota and ABE Fairmont, entered into several agreements with Gavilon, LLC, a commodity marketing firm, and affiliated companies (collectively “Gavilon”), on May 4, 2012, and were amended on July 31, 2012. ABE South Dakota and ABE Fairmont entered into separate ethanol marketing agreements with Gavilon (“Ethanol Marketing Agreements”) dated May 4, 2012, and amended on July 31, 2012. The Ethanol Marketing Agreements provide that the subsidiaries will sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota and Fairmont plants. The term of the Ethanol Marketing Agreements began on August 1, 2012, and expire on December 31, 2015.

ABE South Dakota also entered into a Rail Car Sublease Agreement with Gavilon dated May 4, 2012, and amended on July 31, 2012, which became effective on August 1, 2012. Under the terms of the Rail Car Sublease, Gavilon agreed to sublease to ABE South Dakota all its interests in a master lease agreement covering certain rail cars. Under the terms of the Rail Car Sublease, ABE South Dakota is subleasing certain rail cars for varying terms expiring from June 30, 2014 to June 30, 2019.

ABE Fairmont and ABE South Dakota were parties to separate Ethanol Marketing Agreements with Hawkeye Gold, LLC to sell substantially all of the ethanol produced by the facilities through April 30, 2013. Effective July 31, 2012, the Company and Hawkeye Gold mutually agreed to terminate their ethanol marketing relationship for the sale of ethanol from the Company’s ethanol production facilities, in exchange for certain payments based on ethanol sold through April 30, 2013. In connection with the termination of these agreements, the Company will record a charge of approximately $1.7 million in the fiscal fourth quarter of 2012.

ABE Fairmont is currently self-marketing the distillers grains it produces. ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), under which Dakotaland Feeds markets the local sale of distillers grains produced at the ABE South Dakota Huron plant to third parties for an agreed upon commission. The agreement is cancellable with a six month notice period. The Company currently has an agreement with Hawkeye Gold to market the distillers grains produced at the ABE South Dakota Aberdeen plants. The term of this agreement expires July 31, 2013. ABE South Dakota has signed an agreement with Gavilon to market the dry distillers grains from the Aberdeen plant effective, August 1, 2013 until July 31, 2016.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	June 30,	June 30,
	2012	2011
Hawkeye Gold—Ethanol and Distiller Grains
Nine months revenues	$367,983	$369,145
Receivable balance at period end	9,224	13,665
Dakotaland—ABE South Dakota Distillers Grains
Nine months revenues	$12,629	$10,320
Receivable balance at period end	594	503

7. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains with forward purchase and sales contracts to reduce volatility in future operating margins. In addition to entering into contracts to purchase 1.3 million bushels of corn and sell 41.8 million gallons of ethanol in which the futures price was not locked, the Company had entered into the following fixed price forward contracts at June 30, 2012 (in thousands):

		Quantity (000s)	Amount	Period Covered
Corn	Purchase Contracts	1,234 bushels	$7,767	Jul 2012-Mar 2013
Ethanol	Sale Contracts	290 gallons	655	Jul 2012
Distillers grains	Sale Contracts	35 tons	7,353	Jul 2012
Corn Oil	Sale Contracts	3,670 pounds	1,600	Jul-Aug 2012

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

When forward contracts are not available at competitive rates, the Company may engage in hedging activities using exchange-traded futures contracts, OTC futures options or OTC swap agreements. Changes in market price of ethanol-related hedging activities are reflected in revenues while changes in market price of corn-related items are reflected in cost of goods sold. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ended June 30, 2012 and 2011, and the fair value of futures contracts as of June 30, 2012 and September 30, 2011 (in thousands):

	Income Statement	Realized	Unrealized	Total
	Classification	Gain (Loss)	Gain (Loss)	Gain (Loss)
Three months ending June 30, 2012	Cost of Goods Sold	$(46)	$(375)	(421)
Three months ending June 30, 2011	Cost of Goods Sold	(2)	(2)	(4)
Nine months ending June 30, 2012	Cost of Goods Sold	$(854)	$537	(317)
Nine months ending June 30, 2011	Cost of Goods Sold	400	(314)	86

	Balance Sheet	June 30,	September 30,
	Classification	2012	2011
Derivative financial instrument—futures contract	Current Liabilities	295	832

8. Commitments

Purchase Commitments

In May 2012, the Company signed a contract for the construction of corn storage bins with a capacity of approximately 1.5 million bushels in Fairmont. The project has a remaining commitment of approximately $4.0 million, with an expected completion date in the fall of 2012. The Company is financing the construction out of current cash flows.

Lease Commitments

Since the end of fiscal year 2011, the Company’s operating subsidiaries have entered into new lease commitments for rail cars. These lease commitments will increase annual lease expense in fiscal 2013 to approximately $5.9 million, compared to $5.2 million in fiscal 2011. The term of these lease commitments ranges from two to seven years.

9. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of June 30, 2012 and September 30, 2011, and the three and nine months ended June 30, 2012 and 2011. ABE’s ability to receive distributions from its consolidated subsidiaries is based on the terms and conditions in their respective credit agreements. ABE Fairmont is able to pay a distribution to ABE annually based on its financial results for that fiscal year, subject to maintaining compliance with all loan covenants and the terms and conditions of its senior secured credit agreement. ABE Fairmont paid a distribution to ABE in March 2012 of $3.8 million in accordance with these terms. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

	(unaudited)
	June 30,	September 30,
	2012	2011
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,136	$3,457
Restricted cash	2,500	—
Other receivables	351	524
Prepaid expenses	32	42

Total current assets	9,019	4,023

Property and equipment, net	629	666
Other assets:
Investments in consolidated subsidiaries	57,234	62,341
Notes receivable-related party	506	494
Other assets	32	32

Total assets	$67,420	$67,556

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$855	$1,083
Accrued expenses	506	509

Total current liabilities	1,361	1,592

Other liabilities	332	318

Total liabilities	1,693	1,910

Members’ equity:
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,249	171,246
Accumulated deficit	(105,522)	(105,600)

Total members’ equity	65,727	65,646

Total liabilities and members’ equity	$67,420	$67,556

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Dollars in thousands)		(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiaries	$(9,807)	$(1,249)	$(1,279)	$4,743
Management fee income from subsidiaries	1,157	1,024	3,506	3,004
Selling, general and administrative expenses	(894)	(804)	(2,712)	(2,457)
Arbitration settlement expense	—	(1,083)	—	(3,789)

Operating income (loss)	(9,544)	(2,112)	(485)	1,501
Other income	209	169	600	394
Interest income (expense)	123	179	(37)	244

Net income (loss)	$(9,212)	$(1,764)	$78	$2,139

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$78	$2,139
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	123	79
Equity in losses (earnings) of consolidated subsidiaries	1,279	(4,743)
Distributions from subsidiaries	3,828	4,672
Gain on disposal of fixed assets	(17)	(3)
Amortization of deferred revenue and rent	(22)	(13)
Unit compensation expense	3	34
Unrealized (gain) loss on warrant derivative liability	36	(241)
Change in working capital components:		—
Accounts receivable	161	540
Prepaid expenses	10	(20)
Accounts payable and accrued expenses	(231)	(83)

Net cash provided by operating activities	5,248	2,361

Cash flows from investing activities:
Purchase of property and equipment	(129)	(215)
Proceeds from disposal of fixed assets	60	16
Issuance of notes receivable	—	(490)
Increase in restricted cash	(2,500)	—
Change in other assets and liabilities	—	129

Net cash used in investing activities	(2,569)	(560)

Cash flows from financing activities:
Distribution to members	—	(27)

Net cash used in financing activities	—	(27)

Net increase in cash and cash equivalents	2,679	1,774
Beginning cash and cash equivalents	3,457	1,065

Ending cash and cash equivalents	$6,136	$2,839

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Advanced BioEnergy, LLC (“Company,” “we,” “our,” “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers grains, as well as corn oil. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. Ethanol is most commonly sold as E10. Increasingly, ethanol is also available as E85, which is a higher percentage ethanol blend for use in flexible-fuel vehicles, and is available as E15 in some states.

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

Corn mash left over from distillation is pumped into a centrifuge for dewatering. The liquid from the centrifuge, known as thin stillage, is then pumped from the centrifuges to an evaporator, where it is concentrated to a syrup. The solids that exit the centrifuge, known as the wet cake, are conveyed to the dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process produces distillers grains with solubles, which is used as a high-protein/fat animal- feed supplement. Dry-mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains; modified wet distillers grains with solubles, known as modified distillers grains; and dry distillers grains with solubles, known as dry distillers grains. Wet and modified distillers grains have been dried to approximately 67% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

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

The table below provides a summary of our ethanol plants in operation as of June 30, 2012:

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

Sales of distillers grains represented 19.4% and 16.9% of our revenues for the quarters ended June 30, 2012 and 2011, respectively. When the plants are operating at capacity they produce approximately 592,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn. Distillers grains are a high-protein, high-energy animal feed supplement marketed primarily to the dairy and beef industry, and to a lesser extent, the poultry and swine markets. Corn oil sales represented approximately 1.4% of our revenues for the quarter ended June 30, 2012. Our corn oil is currently sold primarily to biodiesel manufacturers.

Plan of Operations Through June 30, 2013

Over the next twelve months, we will continue our focus on operational improvements at each of our operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and maximizing production output at each of our plants. We will also have a continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies. We are adding 1.5 million additional bushels of corn storage at Fairmont in next twelve months, in order to increase the amount of corn we are able to purchase from individual growers. We feel that purchasing from individual farmers will enable us to obtain a more advantageous price for corn.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended June 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	51,430	$2.12	49,577	$2.59
Dried distillers grains (tons)	99	199.41	114	184.66
Wet/modified distillers grains (tons)	85	81.94	69	74.03
Corn Oil (pounds)	5,276	0.36	—	—
Corn (bushels)	18,250	6.22	17,541	7.02
Gas (mmbtus)	1,260	3.16	1,369	4.37

Net Sales

Net sales for the quarter ended June 30, 2012 were $137.7 million compared to $154.8 million for the quarter ended June 30, 2011, a decrease of $17.1 million or 11.0%. The decrease in revenues was primarily due to a drop in ethanol prices of 18.1% during the quarter compared to the same period last year. The decrease in ethanol prices resulted from overcapacity in the industry in the quarter, as gasoline demand decreased approximately 4% from the same period in 2011. The average price of distillers grains increased 8.0% in 2012 based on market uncertainty about the corn crop, and a reduction of supplies after spring maintenance shutdowns and producers beginning to reduce output due to poor margins. During the fiscal quarters ending June 30, 2012 and 2011, 79.2% and 83.1%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains and corn oil. We began selling corn oil in August 2011, added the technology to our Aberdeen plant in April 2012, and sold $1.9 million of oil in the third quarter of fiscal 2012.

Cost of Goods Sold

Costs of goods sold for the quarter ending June 30, 2012 was $144.1 million, compared to $153.4 million for the quarter ending June 30, 2011, a decrease of $9.3 million or 6.1%. Corn costs represented 78.8% and 80.2% of cost of goods sold for the fiscal quarters ending June 30, 2012 and 2011. Corn costs decreased 11.4% to $6.22 per bushel in the quarter ending June 30, 2012 from $7.02 per bushel for the quarter ending June 30, 2011. Cost of goods sold included a hedging loss of $0.4 million for the quarter ended June 30, 2012 compared to a negligible loss for the quarter ended June 30, 2011. The Company believes that corn prices will not decrease significantly for the remainder of our fiscal year 2012 and into fiscal year 2013 due to drought conditions. Natural gas costs represented 2.8% and 3.9% of cost of sales for the fiscal quarters ending June 30, 2012 and 2011. Our average gas prices decreased to $3.16 per mmbtu in the quarter ending June 30, 2012 from $4.37 per mmbtu in the quarter ending June 30, 2011.

Gross Profit(Loss)

Our gross loss for the quarter ending June 30, 2012 was $6.4 million, compared to gross profit of $1.5 million for the quarter ending June 30, 2011. The decrease in gross profit was a result of weak margins due to a drop in average ethanol prices. Margins in the fourth quarter will likely remain weak as gasoline demand is below last year and the continuing drought in the United States has pushed corn prices higher in the fiscal fourth quarter.

Selling, General, and Administrative Expenses

For the quarter ending June 30, 2012, selling, general and administrative expenses were $2.4 million compared to $1.6 million for the quarter ending June 30, 2011. As a percentage of sales, selling, general and administrative expenses increased to 1.7% for the quarter ended June 30, 2012 compared to 1.0% for the quarter ended June 30, 2011, as a result of an increase in employee headcount as we filled open positions at headquarters, as well as higher legal and professional fees, and new industry advocacy dues. Excluding non-recurring legal fees related to litigation matters, expenses were 1.2% of sales for the quarter ended June 30, 2012, compared to 1.0% for the quarter ended June 30, 2011. Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Arbitration Settlement Expense

The Company incurred legal and accrued settlement costs of $1.1 million in the three months ended June 30, 2011 related to the arbitration matter that was settled in the third quarter of fiscal 2011.

Other Income

Other income for the quarter ended June 30, 2012 was $0.2 million, compared to $0.2 million for the quarter ended June 30, 2011. The change was due to Nebraska Advantage Act refunds, as described below under “Government Programs, Tax Credits and Tax Increment Financing.” The refunds will fluctuate based on eligible purchases during the quarter.

Interest Expense

Interest expense for the quarter ending June 30, 2012 was $0.6 million, compared to $0.8 million for the quarter ended June 30, 2011, a decrease of $0.2 million. The decrease was due to principal reductions on the Fairmont debt facility of $15 million since the third quarter of 2011.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the nine months ended June 30, 2012 and 2011:

	Nine Months Ended		Nine Months Ended
	June 30, 2012		June 30, 2011
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	151,057	$2.33	153,322	$2.31
Dried distillers grains (tons)	310	194.13	351	154.91
Wet/modified distillers grains (tons)	286	82.50	234	62.42
Corn Oil (pounds)	14,493	0.35	—	—
Corn (bushels)	53,485	6.30	54,588	5.87
Gas (mmbtus)	4,037	3.68	4,166	4.27

Net Sales

Net sales for nine months ended June 30, 2012 were $440.5 million compared to $423.8 million for the nine months ended June 30, 2011, an increase of $16.7 million or 3.9%. The increase in revenues was due to an increase in average prices of distillers grains of 25.3%. Ethanol prices rose approximately 1.0% due to increased demand in the first quarter, and commodity inflation, particularly higher corn prices. We believe demand increased in the last three months of calendar 2011, due to the expiration of the VEETC blending credit on December 31, 2011, as refiners added to their inventory prior to expiration of the blending credit. The Company sold 2.3 million fewer gallons in 2012 compared to 2011, mostly as a result of reduced production in the third fiscal quarter due to the challenging margin environment. The price of distillers grains generally follows the price of corn, which along with tight supplies, resulted in higher prices in 2012. During the fiscal nine months ending June 30, 2012 and 2011, 79.7% and 83.7%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains and corn oil. We added corn oil technology to our Aberdeen plant in April 2012, and sold $5.1 million of oil in the first nine months of fiscal 2012 from the two facilities which produce corn oil.

Cost of Goods Sold

Cost of goods sold for the nine months ending June 30, 2012 was $433.0 million, compared to $411.8 million for the nine months ending June 30, 2011, an increase of $21.2 million or 5.1%. Corn costs represented 77.8% of cost of goods sold for the fiscal nine months ending June 30, 2012 and 2011. Corn costs increased 7.3% to $6.30 per bushel in the nine months ending June 30, 2012 from $5.87 per bushel for the nine months ending June 30, 2011. Cost of goods sold included a hedging loss of $0.3 million for the nine months ended June 30, 2012 compared to a gain of $0.1 million for the same period in 2011. The Company believes that corn prices will not decrease significantly for the remainder of fiscal 2012 and into fiscal 2013 as the continuing drought in the US has pushed prices higher. Natural gas costs represented 3.4% and 4.3% of cost of sales for the fiscal nine months ending June 30, 2012 and 2011. Our average gas prices decreased to $3.68 per mmbtu in the nine months ending June 30, 2012 from $4.27 per mmbtu in the nine months ending June 30, 2011.

Gross Profit

Our gross profit for the nine months ending June 30, 2012 was $7.8 million, compared to gross profit of $12.4 million for the nine months ending June 30, 2011. The decrease in gross profit was a result of overcapacity in the industry in the second and third fiscal quarters, and a decrease in gasoline demand of approximately 5% during this period, which decreased ethanol prices in the same period. As a result, we experienced negative margins in the third fiscal quarter. Margins in the fourth fiscal quarter are likely to remain weak as gasoline demand is below last year and the continuing drought in the US has pushed corn prices higher.

Selling, General, and Administrative Expenses

For the nine months ending June 30, 2012, selling, general and administrative expenses were $6.0 million compared to $4.6 million for the nine months ending June 30, 2011. As a percentage of sales, selling, general and administrative expenses increased to 1.4% for the nine months ended June 30, 2012 compared to 1.1% for the nine months ended June 30, 2011, as a result of higher legal and professional fees, new industry advocacy dues, and headcount increases for new or open positions at headquarters. Excluding non-recurring legal fees related to litigation matters, expenses were 1.1% of sales for the nine months ended June 30, 2012, compared to 1.1% for the nine months ended June 30, 2011 Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Arbitration Settlement Expense

The Company incurred legal and settlement costs of $3.8 million in the nine months ended June 30, 2011 related to the arbitration matter which was settled in the third quarter of fiscal 2011.

Other Income

Other income for the nine months ended June 30, 2012 was $0.8 million, compared to $0.8 million for the nine months ended June 30, 2011. Other income is comprised of Nebraska Advantage Act refunds, as described below under “Government Programs, Tax Credits and Tax Increment Financing,” as well as patronage refunds.

Interest Expense

Interest expense for the nine months ending June 30, 2012 was $2.5 million, compared to $2.7 million for the nine months ended June 30, 2011. The FY 2012 expense includes a mark-to-market loss of $0.03 million on the warrant derivative, compared to a $0.3 million gain in FY 2011. Excluding the mark-to-market loss, interest expense decreased by $0.4 million, due to reductions in outstanding principal in fiscal 2012.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association, as of July 2012, the estimated ethanol production capacity in the United States was 14.7 billion gallons per year, with approximately 13.6 billion gallons currently in operation. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 138 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall can be assumed at approximately 13.8 billion gallons of ethanol per year. Gasoline demand in the US declined 5% in the first nine months of 2012 compared to the same period in 2011 according to the Renewable Fuels Association. Ethanol margins could remain weak if gasoline demand does not increase in the remainder of 2012.

In an attempt to increase the blend wall, Growth Energy, an ethanol industry trade organization, requested a waiver from the U.S. Environmental Protection Agency (“EPA”) to allow blending of ethanol at a 15 percent blend rate. In October of 2010, the EPA made a decision to allow the use of E15 blends in 2007 and newer vehicles. On January 21, 2011, the EPA announced E15 blends to be safe for use in all cars and pickups built in 2001 and later. In April 2012, the ethanol industry agreed to fund a nationwide fuel survey to satisfy the final federal hurdle to E15 commercial availability. We do not yet know what the impact of this decision will be on ethanol demand, as there are still some regulatory issues at the state level that must be addressed prior to widespread market use of the E15 blend. E15 has recently become available in some states in limited locations.

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

The Renewable Fuels Standard

The RFS is a national program that imposes minimum requirements with respect to the amount of renewable fuel produced and used. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. The RFS2 requires that refiners and importers blend renewable fuels totaling at least 9.23% of total fuel volume in 2012, or approximately 15.2 billion gallons, of which 13.2 billion gallons can be derived from corn-based ethanol. The RFS2 requirement will increase incrementally over the next several years to a renewable fuel requirement of 36.0 billion gallons, or approximately 7% of the anticipated gasoline and diesel consumption, by 2022.The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

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

The RFS2 went into effect on July 1, 2010 and requires certain gas emission reductions for the entire lifecycle, including production of fuels. The greenhouse gas reduction requirement generally does not apply to facilities that commenced construction prior to December 2007. If this changes, and our plants must meet the standard for emissions reduction, it may affect the way we procure feed stock and modify the way we market and transport our products.

There has been recent legislation introduced in the US House of Representatives to reduce the RFS requirements during times of low corn supply. It is too early to predict the outcome of these actions.

Blending Incentives

The VEETC, often commonly referred to as the “blender’s credit,” was created by the American Jobs Creation Act of 2004. This credit allowed gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. Federal policy also insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. Both the VEETC and the tariff expired on December 31, 2011, and are not expected to be renewed in the future. We are uncertain how the expiration of these programs will affect the ethanol industry and our profitability over the long term.

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

On December 29, 2011, a judge in Federal District Court in Fresno, California ruled that the LCFS is unconstitutional and violates the Commerce Clause of the U.S. Constitution, and issued an injunction. California’s air regulators then filed an appeal in the U.S. Court of Appeals for the 9th Circuit on January 5, 2012. In April 2012, the Court of Appeals stayed the injunction, expedited briefing of the appeal, and expects the briefing to be completed in the summer of 2012.

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

Chinese Anti-Dumping Investigation

On December 28, 2010, the Chinese government announced a one-year investigation into the potential violation of anti-dumping laws regarding imported dried distillers grains (“DDGS”) originating in the United States. The allegation is that the 2010 surge in imports of U.S. dried distillers grains was undercutting sales of domestically produced dried distillers grains and that U.S. dried distillers grains were being sold at a price lower than the fair market value. In May 2012, the Chinese government terminated the investigation and no tariffs will be imposed.

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

COMPETITION

Ethanol

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of July 2012, current U.S. ethanol production capacity is approximately 14.7 billion gallons per year, with approximately 1.1 billion gallons idle at the current time. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of July 2012, Nebraska had 26 ethanol plants producing an aggregate of 2.0 billion gallons of ethanol per year, and South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, in each case including our plants.

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

Distillers Grains

In the sales of our distillers grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 72% of our distillers grain revenues are derived from the sale of dried distillers grains, which have an indefinite shelf life and can be transported by truck or rail, and 28% as modified and wet distillers grains, which have a shorter shelf life and are typically sold in local markets.

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

Advanced BioEnergy, LLC

ABE had cash and cash equivalents of $6.1 million at June 30, 2012. ABE has no outstanding debt as of June 30, 2012. ABE does not expect to make any distributions to its unit holders in the next 12 months. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE Fairmont and ABE South Dakota for services provided in connection with operating the ethanol plants. The primary management services provided include risk management, accounting and finance, human resources and other general management-related responsibilities. From time to time ABE may also receive certain allowable distributions from ABE Fairmont and ABE South Dakota based on the terms and conditions in their respective senior credit agreements. In March 2012, ABE received a distribution from ABE Fairmont of $3.8 million based on the fiscal 2011 financial results of ABE Fairmont. Future distributions are subject to ABE Fairmont remaining in compliance with all loan covenants and terms and conditions of its senior secured credit agreement. ABE does not expect any distribution from ABE South Dakota in 2012.

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota agreed to post an irrevocable and non-transferable standby letter of credit on May 4, 2012 for the benefit of Gavilon in the amount of $2,500,000 as security for the payment obligations of ABE South Dakota under certain agreements with Gavilon. The Company has deposited $2,500,000 in a restricted account as collateral for this letter of credit and has classified it as restricted cash.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months. As noted below, it is probable that ABE will pay a $0.6 million capital infusion into ABE Fairmont in the fiscal fourth quarter of 2012.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $6.9 million and restricted cash of $0.6 million at June 30, 2012. The restricted cash is held in escrow for future debt service payments. As of June 30, 2012, ABE Fairmont had total debt outstanding of $46.1 million consisting of $40.7 million in senior secured credit and $5.4 million of subordinate exempt-facilities revenue bonds. ABE Fairmont is required to make monthly interest payments on its senior secured credit and semi-annual interest payments on its outstanding subordinate exempt revenue bonds. ABE Fairmont is required to make quarterly principal payments of $2.6 million on its senior secured credit starting in August 2012, and annual payments of $815,000 on its subordinated debt.

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

ABE Fairmont’s free cash flow calculation, as defined in its senior secured credit agreement, requires that, for each fiscal year through 2013, ABE Fairmont must make a payment equal to the lesser of $8.0 million or 75% of its free cash flow after distributions, not to exceed $16.0 million in the aggregate for all of the free cash flow payments. Based on fiscal year financial results, ABE Fairmont made cash sweep payments of $6.3 million and $5.0 million in December 2011 and 2010, respectively. Cash sweep payments are subject to compliance with all loan covenants and terms and conditions of the senior secured credit agreement. We are not forecasting a sweep payment for fiscal 2012.

In addition to the cash on hand, ABE Fairmont has a $4.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, which expires May 1, 2013. ABE Fairmont also has a revolving credit facility for financing third-party letters of credit, which expires in February 2014. ABE Fairmont issued a letter of credit in connection with a rail car lease, thereby fully utilizing the $911,000 financing available as of June 30, 2012. We expect ABE Fairmont to renew both of these credit facilities upon expiration for an additional one-year term.

ABE Fairmont’s senior secured credit facility agreement contains financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility requires ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations. ABE Fairmont was in compliance with all covenants at June 30, 2012.

ABE Fairmont is able to meet its current working capital obligations, but has proactively entered into discussions with its senior lender to remedy the covenant violation of its minimum working capital requirement of $10.0 million in the fiscal fourth quarter of 2012. ABE Fairmont experienced a decrease in working capital resulting from required cash sweep payments of $6.5 million to its senior lender in December of 2011, allowable cash distributions to its parent of $3.8 million in February of 2012, and a deterioration of the margin environment in the third quarter of 2012. Potential remedies under discussion include the following: waivers from the senior lender, a temporary reduction of the minimum working capital requirement, deferral of one to two principal payments, and a capital infusion of $0.6 million from the parent. The Company believes with the credit actions noted above, it is probable it will remedy the covenant violation prior to the end of its fiscal year. ABE Fairmont also intends to increase its available seasonal working capital facility to approximately $6.0 million. This will increase its ability to fund additional corn inventory which will be purchased once additional storage capacity is completed early in the first quarter of fiscal 2013.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $6.5 million and $3.6 million of restricted cash at June 30, 2012. The restricted cash consists of $3.5 million for a debt service payment reserve, and $0.1 million for maintenance capital expenditures, As of June 30, 2012, ABE South Dakota had interest-bearing term debt outstanding of $73.4 million.

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement dated as of June 16, 2010 and amended on December 28, 2011 (the “Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and Portigon AG, New York Branch, (f/k/a WestLB); as administrative agent and collateral agent. The principal amount of the term loan facility is payable with three quarterly payments of $1,105,000, followed by quarterly payments of $750,000 starting June 30, 2013, with the remaining principal amount fully due and payable on March 31, 2016. The credit agreement was amended in December 2011 to allow the Company to install corn oil extraction technology in its Aberdeen facility.

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

ABE South Dakota was in violation of certain covenants as of June 30, 2012 as a result of its entry into new material agreements in May 2012. On July 31, 2012, ABE South Dakota, Portigon AG, New York Branch (f/k/a WestLB AG, New York Branch), as Lender to the Amended and Restated Senior Credit Agreement, along with six other Lenders, entered into a Letter Agreement, whereby the senior lenders consented to, along with certain other items, ABE South Dakota’s entry into the new agreements and waived the specified events of default.

We believe ABE South Dakota has sufficient financial resources available to fund current operations, make debt service payments and fund capital expenditure requirements over the next 12 months.

CASH FLOWS

The following table shows our cash flows for the nine months ended June 30, 2012 and 2011:

	Nine Months Ended June 30
	2012	2011
	(In thousands)	(In thousands)
Net cash provided by operating activities	$25,720	$14,583
Net cash used in investing activities	(9,026)	(2,743)
Net cash used in financing activities	(15,946)	(14,576)

Cash Flow from Operating Activities

Our cash flows from operations for the nine months ended June 30, 2012 were higher compared to the same period in 2011, primarily due to lower receivable and ethanol inventory balances at June 30, 2012, compared to June 30, 2011.

Cash Flow from Investing Activities

We used more cash in investing activities in the nine months ended June 30, 2012, compared to the same period in fiscal 2011 primarily due to capital expenditures for installation of additional fermentation equipment and corn storage facilities at our Fairmont plant, as well as installation of corn oil extraction equipment at our Aberdeen plant.

Cash Flow from Financing Activities

We used more cash for financing activities in the first nine months of fiscal 2012 due to higher principal payments compared to the same period in fiscal 2011. This was primarily as result of a higher cash sweep payment on our Fairmont debt package.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	June 30, 2012 Interest Rate	June 30, 2012	September 30, 2011
ABE Fairmont:
Senior credit facility—variable	3.65%	$40,740	$32,266
Senior credit facility—fixed	7.53%	—	20,000
Seasonal line	3.30%	—	—
Subordinate exempt facilities bonds—fixed	6.75%	5,370	6,185

		46,110	58,451
ABE South Dakota:
Senior debt principal—variable	3.46%	73,447	77,052
Restructuring fee	N/A	3,000	3,000
Additional carrying value of restructured debt	N/A	8,767	9,453

		85,214	89,505

Total outstanding		$131,324	$147,956

Additional carrying value of restructured debt	N/A	(8,767)	(9,453)

Stated principal		$122,557	$138,503

The estimated maturities of debt at June 30, 2012, are as follows (in thousands):

	Stated Principal	Amortization of Additional Carrying Value of Restructured Debt	Total
2013	$15,280	$1,958	$17,238
2014	9,155	2,561	11,716
2015	13,815	2,464	16,279
2016	77,197	1,784	78,981
2017	5,815	—	5,815
Thereafter	1,295	—	1,295

Total debt	$122,557	$8,767	$131,324

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

GOVERNMENT PROGRAMS, TAX CREDITS AND TAX INCREMENT FINANCING

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. As of June 30, 2012, we have received approximately $4.9 million in refunds under the Nebraska Advantage Act. We anticipate earning investment credits for certain sales taxes paid on construction costs, up to 10% of the cost of the Fairmont plant construction, and up to 10% of new asset additions. These investment credits can be used to offset Nebraska sales, use, and income tax. Under the Nebraska Advantage Act, we also anticipate earning employment credits for 5% of the annual costs of the newly created employment positions, which can be used to offset future payroll taxes. We will continue to earn additional investment and employment credits under the Nebraska Advantage Act through the tax year ended December 31, 2013. These credits can be carried over until used, but will expire on December 31, 2019. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or credits or deductions.

In December 2006, we received net proceeds of $6.7 million from tax incremental financing from the Village of Fairmont, Nebraska. ABE Fairmont has guaranteed payment of the tax increment bonds. We anticipate paying off the outstanding obligation with future property tax payments assessed on the Fairmont plant.

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota has received $0.37 million in the nine months ended June 30, 2012, and received $0.36 million during the nine months ended June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider our principal market risk to be the potential changes in commodity prices and their effect on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended June 30, 2012, sales of ethanol represented 79.2% of our total revenues and corn costs represented 78.8% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At June 30, 2012, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $2.233 and $6.72, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represent 19.4% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grains spot price for Nebraska and South Dakota local customers were $230 and $220 per ton, respectively, at June 30, 2012.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 2.8% of total cost of goods sold for the quarter ended June 30, 2012. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At June 30, 2012, the price of natural gas on the NYMEX was $2.824 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At June 30, 2012, we guaranteed prices representing 0.6% of our estimated ethanol production through September 2012 by entering into flat-priced contracts. At June 30, 2012, we had entered into forward sale contracts representing 25.2% of our expected distillers grains production through September 2012, and we had entered into forward purchase contracts representing 7.3% of our current corn requirements through September 2012. At June 30, 2012, none of our expected gas usage through September 2012 was fixed with our natural gas providers.

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

	Estimated at Risk Volume (1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	193.8	gallons	10.0%	$2.23	$43.2
Distillers grains	0.45	tons	10.0%	225.64	10.2
Corn	64.7	bushels	10.0%	6.72	43.5
Natural gas	5.4	btus	10.0%	2.82	1.5

(1)	The volume of ethanol at risk is based on the assumption that we will enter into forward contracts for 0.6% of our expected annual gallons capacity of 195 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into forward contracts for 24.0% of our expected annual distillers grains production of 592,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 7.1% of our estimated current 69.6 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in none of our gas usage.
(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of June 30, 2012.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of June 30, 2012, we had $114.2 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest expense would change by $1.1 million.

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

ABE Fairmont, LLC. v. Renewable Products Marketing Group, LLC

As previously disclosed, on December 21, 2011, the Company’s subsidiary ABE Fairmount, LLC (“ABE Fairmont”) commenced a lawsuit against Renewable Products Marketing Group, LLC (“RPMG”) in Hennepin County District Court in Minneapolis seeking injunctive relief and damages. The ABE Fairmont complaint alleged that defendant RPMG breached its obligations under an Ethanol Fuel Marketing Agreement and a later oral agreement by refusing to assign to ABE Fairmont a lease for 200 rail cars. ABE Fairmont sought (i) injunctive relief to require RPMG to abide by its contractual obligations, (ii) damages caused by RPMG’s breach of the agreement, (iii) a declaratory judgment, and (iv) other necessary relief. Defendant RPMG answered the complaint denying the allegations and sought a declaration that RPMG was entitled to possession of the cars after September 30, 2012.

In an order dated June 28, 2012, the Court denied partial and full cross summary judgment motions respectively brought by ABE Fairmont and RPMG, finding that there were genuine factual disputes and that therefore summary judgment was inappropriate.

The Court subsequently issued an order dated July 31, 2012 granting ABE Fairmont’s request for a continuance in the trial, originally set for August 1, 2012, and directing ABE Fairmont to return the 200 rail cars to RPMG on or prior to September 30, 2012.

The parties held a scheduling conference with the Court on August 3, 2012. The Company expects the Court to issue an order dismissing the ABE Fairmont claims for injunctive relief and a declaratory judgment, and to set a new trial date concerning the Company’s claims for damages based on breach of contract and other causes of action.

Item 1A.	Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2011 Annual Report on Form 10-K, except the following:

The current supply of ethanol rail cars is very limited, which could affect our ability to obtain new tanker cars and adversely affect our operations.

We transport our ethanol to our customers primarily via tanker rail cars. As of June 30, 2012, we were leasing ethanol tank cars whose leases expire at varying times over the next seven years. We require tanker cars to ship our ethanol to customers, and would have to lower or cease production should we not have sufficient cars available.

There has been increased demand by the oil industry for the type of tankers used to transport ethanol, as a result of increased production in the Bakken shale oil fields in North Dakota and Montana, as well as the Eagle Ford shale oil fields in Texas. The light viscosity of the oil being produced out of these fields, and the lack of pipelines to transport oil from these fields to major collection points has caused the oil industry to utilize the same type of tanker cars used by the ethanol industry. This increased demand has severely constrained the available supply of tanker rail cars during the past twelve months, and caused tanker car lease rates to increase significantly above historical rates. We expect lease rates to remain high through at least fiscal 2013, as we expect demand for tanker cars to remain high due to the continued growth of shale oil production, the flexibility that rail car transport affords the oil producers, and the continued lack of pipelines to transport oil to collection points.

Our subsidiaries entered into several agreements dated May 4, 2012, and amended July 31, 2012, with Gavilon, LLC, and affiliated companies ( “Gavilon”). In order to ensure a continued source of rail cars for our South Dakota operations, these agreements include the renewed sublease of rail cars for periods expiring June 30, 2014 through June 30, 2019. These agreements became effective August 1, 2012.

Our ABE Fairmont facility currently leases 200 rail cars under a sublease with Renewable Products Marketing Group, LLC. As described in Item 1, Legal Proceedings, our ABE Fairmont subsidiary sued RPMG in Hennepin County District Court in Minneapolis seeking injunctive relief and damages. The Court denied each party’s summary judgment motions in the lawsuit, granted ABE Fairmont’s request for a continuance in the trial originally set for August 1, 2012, and directed ABE Fairmont to return the 200 rail cars to RPMG on or prior to September 30, 2012. We expect the Court to issue an order dismissing the ABE Fairmont claims for injunctive relief and a declaratory judgment, and to set a new trial date. As a result, ABE Fairmont will not be entitled to use these rail cars after September 30, 2012.

We have replaced a portion of the 200 tank cars that ABE Fairmont will be returning to RPMG by September 30, 2012, and are attempting to obtain replacements for the remaining cars needed at ABE Fairmont. If we are unable to replace all or some of the rail cars we need to ship ethanol from Fairmont, Nebraska beginning October 1, 2012, we may have to lower production at that plant, or market and sell our ethanol in a different manner, either of which could materially adversely affect our profitability. We cannot offer any assurance that we will be able to obtain the replacement cars required at a reasonable price or at all. Even if we are able to obtain replacement rail cars, if we are required to lease the cars at prices significantly in excess of our current lease rates, our future profitability could be adversely affected.

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

ADVANCED BIOENERGY, LLC

Date: August 14, 2012	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President,
Chief Financial Officer
(Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description	Method of Filing

10.1	**Ethanol Marketing Agreement dated May 4, 2012 between ABE South Dakota, LLC and Gavilon LLC.	Filed herewith.

10.1.1	**Amendment No. 1 dated July 31, 2012 to Ethanol Marketing Agreement between ABE South Dakota, LLC and Gavilon, LLC	Filed herewith.

10.2	**Distiller’s Grains Marketing Agreement dated May 4, 2012 between ABE South Dakota, LLC and Gavilon Ingredients, LLC.	Filed herewith.

10.2.1	Amendment No. 1 dated July 31, 2012 to Distiller’s Grains Marketing Agreement between ABE South Dakota, LLC and Gavilon Ingredients, LLC.	Filed herewith.

10.3	**Ethanol Marketing Agreement dated May 4, 2012 between ABE Fairmont, LLC and Gavilon, LLC.	Filed herewith.

10.3.1	Amendment No. 1 dated July 31, 2012 to Ethanol Marketing Agreement between ABE Fairmont, LLC and Gavilon, LLC.	Filed herewith.

10.4	**Rail Car Sublease Agreement dated May 4, 2012 by and among Gavilon, LLC, ABE South Dakota, LLC and ABE Fairmont.	Filed herewith.

10.4.1	Amendment No. 1 dated July 31, 2012 to Rail Car Sublease by and among Gavilon, LLC, ABE South Dakota, LLC , ABE Fairmont, LLC, and Gavilon, LLC.	Filed herewith.

10.5	Consent and Agreement dated as of July 31, 2012, among Gavilon, LLC, Gavilon Ingredients, LLC, ABE South Dakota, LLC, and Portigon AG, New York Branch (f/k/a WestLB AG, New York Branch).	Filed herewith.

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer	Filed herewith.

32	Section 1350 Certifications.	Filed electronically.

101	The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2012 and September 30, 2011 ; (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Changes in Member’s Equity for the nine months ended June 30, 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements.	Filed electronically.

**	Pursuant to Rule 24b-2 adopted under the Securities Exchange Act of 1934, the Company has deleted certain information from these Agreements, as filed, on the basis that disclosure of this information would be detrimental to the Company and is not necessary for the protection of investors. The Company has filed a request for Confidential Treatment of this information.