Form 10-K
period 2012-09-30
Advanced BioEnergy, LLC
filed 2012-12-28
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

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

As of December 27, 2012, the number of outstanding units was 25,260,851.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2013 Annual Meeting of Members are incorporated by reference into Part III.

ADVANCED BIOENERGY, LLC

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

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

•	our margins can be volatile and could become or remain negative, which may impact our ability to meet current obligations and debt service requirements at our operating entities;

•	our hedging transactions and mitigation strategies could be unsuccessful and could materially harm our results;

•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current governmental mandated tariffs, credits and standards may be reduced or eliminated;

•	alternative fuel additives may be developed that are superior to, or cheaper than, ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	the fact that $12.5 million of the proceeds of our sale of our Fairmont facility are subject to the terms of an escrow agreement with the buyer;

•	our operation facilities may experience technical difficulties and not produce the gallons of ethanol expected; and

•	our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect one to develop.

You can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the Securities and Exchange Commission, which we refer to as the SEC, that advise interested parties of the risks and factors that may affect our business.

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

To execute our business plan, we entered into financial arrangements to build and operate an ethanol production facility in Fairmont, Nebraska, and we separately acquired ABE South Dakota, LLC (f/k/a Heartland Grain Fuels, LP) in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We commenced construction of our Fairmont, Nebraska plant in June 2006, and commenced operations in November 2007. We commenced construction of our expansion facility in Aberdeen, South Dakota in April 2007, and commenced operations in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) which owned and operated the Fairmont, Nebraska plant and ABE South Dakota, LLC (“ABE South Dakota”) which owns and operates ethanol facilities in Aberdeen and Huron, South Dakota.

On October 15, 2012, the Company and its wholly-owned subsidiary ABE Fairmont, LLC entered into an asset purchase agreement under which the Company and ABE Fairmont, LLC agreed to sell substantially all of the assets of ABE Fairmont’s ethanol and related distillers and non-food grade corn oil businesses located in Fairmont, Nebraska (the “Asset Sale”) to Flint Hills Resources, LLC. The Asset Sale was completed on December 7, 2012.

The purchase price for the Asset Sale was $160.0 million, plus the value of ABE Fairmont’s inventory at closing. The inventory closing value was $10.7 million, of which 90% or $9.6 million was paid at closing and the remaining $1.1 million subject to final adjustment, will be paid within 65 days of closing. Of the gross proceeds, $12.5 million was paid into an escrow account to secure the indemnification of the Company and ABE Fairmont, with scheduled release dates on the 9-month and 18-month anniversary of closing.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one operating segment.

FACILITIES

The table below provides a summary of our dry mill ethanol plants in operation as of September 30, 2012:

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

The senior credit facility of the ABE Fairmont plant was secured by a first mortgage on the plant real estate and a security interest lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the ABE Fairmont plant. All obligations with respect to the Fairmont indebtedness were paid off at the closing of the Asset Sale on December 7, 2012. We pledged a first-priority security interest in and first lien on substantially all of the assets of the ABE South Dakota plants to the collateral agent for the senior creditor of these plants.

ETHANOL

Ethanol sales have represented 78.8%, 83.2% and 85.5% of our revenues in the years ended September 30, 2012, 2011 and 2010, respectively. In 2011, the United States produced and consumed 13.9 billion gallons of ethanol representing 10.1% of the 136.6 billion gallons of finished motor gasoline consumed. In the first eight months of 2012, the United States consumed 8.7 billion gallons, imported 0.2 billion gallons, exported 0.5 billion gallons, and produced 9.1 billion gallons of ethanol. Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and as a gasoline alternative.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles. To further drive growth in ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the Environmental Protection Agency (“EPA”) to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. On October 13, 2010, EPA granted a first partial waiver for E15 for use in model year 2007 and newer light-duty motor vehicles (i.e., cars, light-duty trucks and medium-duty passenger vehicles). On January 21, 2011, EPA granted the second partial waiver for E15 for use in model year 2001-2006 light-duty motor vehicles. On June 15, 2012, EPA took additional action allowing E15 to be used more broadly in vehicles with model years 2001 and later. Although regulatory issues remain in many states, E15 is now available in limited locations in a number of states.

The Renewable Fuels Standard

The Renewable Fuels Standard (“RFS”) is a national program that imposes requirements with respect to the amount of renewable fuel produced and used. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. We believe the RFS2 program will increase the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. The RFS2 requires that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, representing 7% of the anticipated gasoline and diesel consumption in 2022. In 2012, RFS2 requires refiners and importers to blend renewable fuels totaling at least 9.23% of total fuel volume, of which 8.02% of total fuel volume can be derived from corn-based ethanol.

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

E85, a Gasoline Alternative

Ethanol is the primary blend component in E85. The number of service stations that sell E85 has grown rapidly, and, as of October 25, 2012, 2,541 retail stations supplied it in the U.S., according to the U.S. Department of Energy. The U.S. Energy Information Administration estimates that there are more than 9.8 million flexible fuel vehicles, or FFVs, on the road in the U.S. today.

E15

As noted above, to increase ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the EPA to increase the allowable amount of ethanol blended to a 15% level. On October 13, 2010, EPA granted a first partial waiver for E15 for use in model year 2007 and newer light-duty motor vehicles (i.e., cars, light-duty trucks and medium-duty passenger vehicles). On January 21, 2011, EPA granted the second partial waiver for E15 for use in model year 2001-2006 light-duty motor vehicles. On June 15, 2012, EPA took additional action allowing E15 to be used more broadly in vehicles with model years 2001 and later. Although regulatory issues remain in many states, E15 is now available in limited locations in a number of states.

Blending Incentives

The Volumetric Ethanol Excise Tax Credit (“VEETC”), often commonly referred to as the “blender’s credit”, was created by the American Jobs Creation Act of 2004. This credit allowed gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. To ensure the blender’s credit spurred growth in domestic production, federal policy also insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. The VEETC and tariff expired on December 31, 2011. The expiration of the tariff appears to have increased imports in the first eight months of calendar 2012 compared to the same period in 2011, which has largely offset reductions in domestic ethanol production during the same period.

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

In December 2011, the United States District Court for the Eastern District of California ruled that the low-carbon fuel standard violated the commerce clause on the grounds that it discriminates against out-of-state ethanol producers and out-of-state and foreign crude oil transporters in favor of in-state competitors, and issued an injunction. In April 2012, the Ninth Circuit Court of Appeals stayed the injunction, and expedited briefing of the appeal. In October 2012, the United States Court of Appeals for the Ninth Circuit heard oral arguments on the case.

This standard and other similar standards by other states may impact the way ethanol producers procure feed stocks, produce dry distillers grains and market and transport ethanol and distillers grains. Ethanol produced through low-carbon methods, including imported ethanol made from sugarcane, may be redirected to certain markets and U.S. producers may be required to market their ethanol in other regions with possible material adverse effects on our profitability.

Imported Ethanol Tariffs

There was a $0.54 per gallon tariff on imported ethanol, which expired on December 31, 2011. Ethanol imports from 24 countries in Central America and the Caribbean region were exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. Expiration of this tariff could lead to the importation of ethanol from other countries, which may be a less expensive alternative to ethanol produced domestically. Imports in the first eight months of calendar 2012 have increased by 152 million gallons compared to the same period in 2011. Continued imports will most likely result in lower ethanol prices in the domestic market, and could have an unfavorable effect on our operating margins.

Chinese Anti-Dumping Investigation

On December 28, 2010, the Chinese government announced a one-year investigation into the potential violation of anti-dumping laws regarding imported dried distillers grains (“DDGs”) originating in the United States. The allegation was that the recent surge in imports of U.S. dried distillers grains was undercutting sales of domestically produced dried distillers grains and that U.S. dried distillers grains were being sold at a price lower than the fair market value. In May 2012, the Chinese government terminated the investigation and no tariffs will be imposed.

European Union Anti-Dumping Investigation

On November 24, 2011, the European Union (EU) initiated anti-dumping and countervailing duty investigations regarding U.S. exports of ethanol to Europe and current U.S. policies surrounding ethanol production and use. Specifically at issue is federal and state incentives to producers or blenders of ethanol, which the EU alleges are allowing U.S. exports to be sold below fair market value in the EU. The EU could potentially impose anti-dumping and anti-subsidy tariffs for periods of six months to five years, should it find evidence of dumping. In August 2012, the EU began requiring registration of U.S. ethanol imports. The Company does not export any ethanol to Europe at this time. Any imposition of tariffs could reduce U.S. exports to Europe, and possibly other export markets. A reduction of exports to Europe could have an adverse effect on domestic ethanol prices, as the available supply of ethanol for the domestic market would increase. The anti-subsidy investigation is scheduled to be completed in December 2012, and the anti-dumping investigation is set to expire in February 2013.

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of October 2012, current U.S. ethanol production capacity is approximately 14.7 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of October 2012, Nebraska had 26 ethanol plants producing an aggregate of 2.0 billion gallons of ethanol per year, and South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, including our plants.

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

Ethanol Marketing

The two operating subsidiaries of the Company, ABE South Dakota and ABE Fairmont, entered into separate marketing agreements (“Ethanol Marketing Agreements”) with Gavilon, LLC, a commodity marketing firm, and affiliated companies (collectively “Gavilon”), on May 4, 2012. These agreements were amended on July 31, 2012. The Ethanol Marketing Agreements provide that the subsidiaries will sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota and Fairmont plants. The terms of the Ethanol Marketing Agreements began on August 1, 2012, and expire on December 31, 2015. In connection with the closing of the Asset Sale on December 7, 2012, all obligations of ABE Fairmont under its Ethanol Marketing Agreement with Gavilon were terminated.

ABE Fairmont and ABE South Dakota were parties to separate Ethanol Marketing Agreements with Hawkeye Gold, LLC to sell substantially all of the ethanol produced by the facilities beginning in 2010 through April 30, 2013. Effective July 31, 2012, the Company and Hawkeye Gold mutually agreed to terminate their ethanol marketing relationship for the sale of ethanol from the Company’s ethanol production facilities, in exchange for certain payments based on ethanol gallons sold through April 30, 2013. In connection with the termination of these agreements, the Company recorded a charge of approximately $1.7 million in the fiscal fourth quarter of 2012.

CO-PRODUCTS

Sales of distillers grains have represented 19.8%, 16.6% and 14.2% of our revenues for the years ended September 30, 2012, 2011 and 2010. When the plants are operating at capacity they produce approximately 592,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn used. Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains, modified wet distillers grains with solubles, known as modified distillers grains, and dry distillers grains with solubles. Modified distillers grains have been dried to approximately 50% moisture, have a slightly longer shelf life than wet of approximately 10 days, and are often sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets.

In August 2011, we implemented corn oil extraction technology at our Fairmont plant, and in April 2012, implemented the technology at our Aberdeen facility. The corn oil systems are designed to extract non-edible corn oil during the thin stillage evaporation process immediately prior to production of distillers grains. Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than the water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers grains. The corn oil product is primarily marketed as a livestock feed supplement or to the biodiesel market.

Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Our corn oil is primarily sold by truck to biodiesel manufacturers.

Competition

In the sales of distillers grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 73% of our distillers grain revenues are derived from the sale of dried distillers grains, which has an indefinite shelf life and can be transported by truck or rail, 27% as modified or wet, which have a shorter shelf life and are typically sold in local markets.

In the sales of corn oil, we compete with other ethanol producers. Many producers are adding corn oil technology to their facilities.

Co-Product Marketing

ABE Fairmont was self-marketing its distillers grains. ABE South Dakota has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) for marketing the local sale of ethanol co-products produced at the Huron plant. ABE South Dakota has a marketing agreement with Hawkeye Gold for distillers grains produced at the Aberdeen plants which became effective October 1, 2010. The marketing agreement with Hawkeye Gold provides that Hawkeye Gold agrees to use commercially reasonable efforts to submit purchase orders for, and ABE South Dakota agrees to sell, substantially all of the dried and wet distillers grains produced at the Aberdeen plants through July 31, 2013. ABE South Dakota has signed an agreement with Gavilon to market the dried distillers grains from the Aberdeen plant, effective August 1, 2013 until July 31, 2016.

ABE South Dakota is a party to a marketing agreement with Tenaska Biofuels, LLC, for marketing the sale of all the corn oil produced by the Aberdeen plant through September 30, 2014.

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

Corn mash left over from distillation is pumped into a centrifuge for dewatering. The liquid from the centrifuge, known as thin stillage, is then pumped from the centrifuges to an evaporator, where it is concentrated into a syrup. The solids that exit the centrifuge, known as the wet cake, are conveyed to the dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process produces distillers grains with solubles, which is used as a high-protein/fat animal-feed supplement. Dry-mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains; modified wet distillers grains with solubles, known as modified distillers grains; and dry distillers grains with solubles, known as dry distillers grains. Wet and modified distillers grains have been dried to approximately 67% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets.

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

RAW MATERIALS

Corn

In 2011, the ethanol industry consumed approximately 5.0 billion bushels of corn, which approximated 40% of the 12.4 billion bushels of 2011 domestic corn production.

Our production facilities produce ethanol by using a dry-mill process, which yields approximately 2.8 gallons of denatured ethanol per bushel of corn. When our South Dakota facilities are operating at capacity, they require approximately 30.3 million bushels of corn per year. We have a grain origination agreement with South Dakota Wheat Growers Association to originate, store and deliver corn to the Aberdeen and Huron plants.

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

Natural Gas

When our South Dakota facilities operate at capacity, they require approximately 2.5 million British Thermal Units (“mmbtu”) of natural gas per year. Natural gas prices and availability are affected by weather conditions and overall economic conditions. We have constructed our own natural gas pipelines for the Aberdeen plant. These pipelines originate at interstate transport pipelines and allow our plants to source gas from various national marketers without paying transportation cost to the local utility. We purchase natural gas from local utilities and national suppliers for our Huron plant. We hedge a portion of our exposure to natural gas price risk from time to time by using fixed-price or futures contracts.

Shipment of Ethanol by Rail Car

We transport our ethanol to our customers primarily via tanker rail cars. As of September 30, 2012, we are leasing ethanol tank cars whose leases expire at varying times over the next seven years. As a result of the recent and ongoing economic slowdown in the United States over the past few years, rail car manufacturers have reduced their production of new rail cars. This reduction, combined along with increased demand for tankers for the oil industry as a result of increased production in Western North Dakota and Eastern Montana, has severely constrained the available supply of tanker rail cars. If we have to sign new leases at prices significantly in excess of our current lease rates, our future profitability could be adversely affected. In addition, if we are unable to procure sufficient replacement tanker cars when our current leases expire, we would have to curtail or cease production as we would be unable to transport our ethanol to customers.

ENVIRONMENTAL MATTERS

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. Any violation of these laws and regulations or permit conditions could result in substantial fines, natural resource damage, criminal sanctions, damage claims from third parties, permit revocations or facility shutdowns. We believe we are currently in substantial compliance with environmental laws and regulations and do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. However, our business is still subject to risks associated with environmental and other regulations and associated costs. Protection of the environment requires us to incur expenditures for equipment, processes and permitting. Although we include significant pollution control equipment in our production facilities, our capital expenditures for environmental controls in 2012 were not material, and we do not expect material expenditures for environmental controls in 2013.

EMPLOYEES

As of December 10, 2012, we had 75 full-time employees. None of our employees are covered by a collective bargaining agreement.

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

RISKS RELATED TO OUR BUSINESS

Current ABE South Dakota debt financing agreements contain restrictive covenants. Our failure to comply with applicable debt financing covenants and agreements could have a material adverse effect on our business, results of operations and financial condition.

The terms of our existing debt financing agreements contain, and any future debt financing agreements we enter into may contain, financial, maintenance, organizational, operational or other restrictive covenants. If ABE South Dakota is unable to comply with these covenants or service its debt, we may be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, any of which could result in a material adverse effect upon our business, results of operations and financial condition.

Our financial performance is highly dependent on commodity prices, which are subject to significant volatility, uncertainty, and supply disruptions, so our results may be materially adversely affected.

Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas, and by the selling price for ethanol, distillers grains, corn oil and gasoline, which are commodities. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no control. We purchase our corn in the cash market, and from time to time, hedge corn price risk through futures contracts, options and over-the-counter instruments to reduce short-term exposure to price fluctuations. We experienced aggregate corn-related hedging losses of $2,396,000, $743,000, and $49,000 in fiscal 2012, 2011, and 2010, respectively, and these losses may be greater in the future.

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

In August 2009, we and each of our then current directors, South Dakota Wheat Growers Association, CEC and Hawkeye executed a Voting Agreement (the “Voting Agreement”). The Voting Agreement, among other things, requires the parties to (a) nominate for election to the board two designees of Hawkeye, two designees of CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of these designees, (c) vote (or act by written consent) all units (or other voting equity securities) of the Company they beneficially own, hold of record or otherwise control at any time, in person or by proxy, to elect each of the designees to the board, (d) not take any action that would result in (and take any action necessary to prevent) the removal of any of the designees from the board or the increase in the size of the board to more than nine members without the consent of the Hawkeye, CEC and Chief Executive Officer, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. The Company has also granted Hawkeye board observation rights under the Voting Agreement. At November 30, 2012, the parties to the Voting Agreement held in the aggregate approximately 57% of the outstanding units of the Company.

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

We are required to sell substantially all of our ethanol to Gavilon, which may place us at a competitive disadvantage and reduce profitability.

The two operating subsidiaries of the Company, ABE South Dakota and ABE Fairmont, entered into separate marketing agreements (“Ethanol Marketing Agreements”) with Gavilon, LLC, a commodity marketing firm, and affiliated companies (collectively “Gavilon”), on May 4, 2012, which agreements were amended on July 31, 2012. The Ethanol Marketing Agreements provide that the subsidiaries will sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota and Fairmont plants. The terms of the Ethanol

Marketing Agreements began on August 1, 2012, and expire on December 31, 2015. In connection with the closing of the Asset Sale on December 7, 2012, all obligations of ABE Fairmont under its Ethanol Marketing Agreement with Gavilon were terminated.

Gavilon may not effectively manage the logistics of ABE South Dakota’s rail cars to ensure ABE South Dakota will be able to continue producing ethanol without exceeding their storage capacity, resulting in unplanned slowdowns or shut downs or may not otherwise successfully market ABE’s ethanol. A default by Gavilon in its obligations to ABE South Dakota, or ABE South Dakota’s failure to obtain the best price for their ethanol, or Gavilon’s failure to effectively manage logistics may negatively affect our profitability.

We depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.

We currently have agreements with a third-party marketing firm, Gavilon, to market all of the ethanol we produce from our facilities. We contract with third parties to market the sale of distillers grains produced at our South Dakota plants, and corn oil produced at the Aberdeen plant. If the ethanol or co-product marketers breach their contracts or do not have the ability, for financial or other reasons, to market all of the ethanol we produce or to market the co-products produced at the South Dakota plants or corn oil produced at our Aberdeen plant, we may not have any readily available alternative means to sell our products. Our lack of a sales force and reliance on third parties to sell and market most of our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and co-products may result in lower revenues and reduced profitability.

We are exposed to credit risk resulting from the non-payment from significant customers.

We have a concentration of credit risk since our subsidiaries generally sell all of their ethanol to a single customer. We have increased in-house sales of distillers grains, which results in credit risks from new customers. Although payments are typically received within twenty days from the date of sale for ethanol and distillers grains, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to make payments to us for our accounts receivable or to provide inventory to us on advances may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due. As of September 30, 2012, the total receivable balance at ABE Fairmont was $8.0 million, of which 68% was due from one customer, and the total receivable balance at ABE South Dakota was $6.4 million of which 97% was due from three customers.

Our profitability is dependent on the spread between ethanol and corn prices, which can vary significantly.

Gross profit on gallons produced at our facilities, which accounts for the substantial majority of our operating income, is principally dependent on the spread between ethanol and corn prices. During fiscal 2012, the price of corn increased at a faster rate than the price of ethanol, resulting in a reduction in our margins.

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

Natural gas costs represented approximately 3.2% of our cost of goods sold in the year ended September 30, 2012. We rely upon third parties for our supply of natural gas, which is consumed in the production of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, hurricanes in the Gulf of Mexico, and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to produce ethanol. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. Natural gas prices over the period from January 1, 2001 through October 1, 2012, based on the New York Mercantile Exchange or NYMEX, daily futures data, have ranged from a low of $1.83 per million British Thermal Units, or mmbtu, on September 26, 2001 to a high of $15.38 per mmbtu on December 13, 2005. At September 30, 2012, the NYMEX price of natural gas was $3.32 per mmbtu.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results.

We are exposed to a variety of market risks, including the effects of changes in commodity prices. We may engage in hedging activities using exchange traded futures and options contracts, OTC futures or OTC swap agreements. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. We experienced aggregate corn-related hedging losses of $2,396,000, $743,000 and $49,000 in fiscal 2012, 2011 and 2010, respectively. There is no assurance that we will not experience greater hedging losses in the future. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, failure to have adequate capital to use various hedging strategies may result in a loss for our company or expose us to substantial risk of loss.

The supply of ethanol rail cars in the market is extremely tight, which could affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire.

We transport our ethanol to our customers primarily via tanker rail cars. As of September 30, 2012, we were leasing ethanol tank cars whose leases expire at varying times over the next seven years. We require tanker cars to ship our ethanol to customers, and would have to lower or cease production should we not have sufficient cars available.

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

We cannot ensure that we will be able to obtain replacement cars required when current leases expire at a reasonable price or at all. Even if we are able to obtain replacement rail cars, if we are required to lease the cars at prices significantly in excess of our current lease rates, our future profitability could be adversely affected.

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

RISKS RELATED TO OUR UNITS

We have placed significant restrictions on transferability of the units, no public trading market exists for our units and there is no assurance that unit holders will receive future cash distributions.

Our units are subject to substantial transfer restrictions pursuant to our operating agreement. As a result, investors may not be able to liquidate their investments in the units and, therefore, may be required to assume the risks of investments in us for an indefinite period of time, which may be the life of our Company. We have not developed an exit strategy.

Further, there is currently no established public trading market for our units, and we do not anticipate an active trading market will develop. In order for the Company to maintain its partnership tax status, unit holders may not trade the units on an established securities market or readily trade the units on a secondary market (or the substantial equivalent thereof).

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

Distributions are payable at the sole discretion of our board of directors, subject to the provisions of the Delaware Limited Liability Company Act, our operating agreement and the requirements of our creditors. We cannot ensure that we will make cash distributions in the future. Our board may elect to retain future profits to provide operational financing for the plants, debt retirement and possible plant expansion, the construction or acquisition of additional plants or other company opportunities. This means that members may receive little or no return on their investment and be unable to liquidate their investment due to transfer restrictions and lack of a public trading market.

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

Our members may only propose amendments to the Operating Agreement and call a unit holder meeting if they hold more than 1% of the units outstanding. Members may demand a member meeting only if they represent a majority of the membership voting interests.

Amendments to our operating agreement (other than amendments that would modify the limited liability of a member or alter a member’s economic interest, which requires a two-thirds vote of the membership interests adversely affected) require the affirmative vote of a majority of the membership voting interests represented at a meeting.

RISKS RELATED TO THE ETHANOL INDUSTRY

If demand does not sufficiently increase and production capacity and imported ethanol increase, an overcapacity state could develop or continue.

According to the RFA, domestic ethanol production capacity has increased dramatically from 1.7 billion gallons per year in January of 1999 to 14.7 billion gallons per year as of September 2012; however, 11 of the 211 plants in the United States are idle, and others have reduced output, reducing current operational output capacity to 13.6 billion gallons per year. In addition to this increase in supply, excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply, which could result from a number of factors, including but not limited to, regulatory developments and reduced gasoline consumption in the U.S. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. In July 2011, the Federal government announced a program to increase fuel efficiency and reduce greenhouse gas pollution for all new cars and trucks sold in the United States. These new standards will cover cars and light trucks for Model Years 2017-2025, requiring performance equivalent to 54.5 mpg in 2025 while reducing greenhouse gas emissions to 163 grams per mile. These standards are likely to reduce the overall demand for gasoline, and therefore ethanol, should they be enacted. Gasoline demand decreased approximately 4% in fiscal 2012 compared to fiscal 2011.

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

Ethanol is used both as a fuel additive to reduce vehicle emissions and as an octane enhancer to improve the octane rating of the gasoline with which it is blended. Therefore, the supply and demand for gasoline impacts the price of ethanol, and our business and future results of operations may be materially adversely affected if gasoline demand or price decreases.

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

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. In 2011, the United States consumed 13.9 billion gallons of ethanol representing 10.1% of the 136.6 billion gallons of finished motor gasoline consumed according to the RFA. Ethanol plants in the United States produced 13.9 billion gallons in 2011. To drive growth in ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. A final decision was announced on October 13, 2010, which will allow for E15 usage in 2007 and newer vehicles, and updated on January 21, 2011 to include 2001 to 2006 vehicles. Although regulatory issues remain in many states, E15 is now available in limited locations in some states. Additional infrastructure will be required to handle the additional 5% of blending including:

•	Expansion of refining and blending facilities to handle ethanol;

•	Growth in service stations equipped to handle ethanol fuels;

•	Additional storage facilities for ethanol;

•	Additional rail capacity; and

•	Increase in truck fleets capable of transporting ethanol within localized markets

Without infrastructure investments by unrelated parties, the demand for ethanol may not increase, which could have an adverse effect on our business.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.

According to the RFA, approximately 99% of ethanol produced in the U.S. is currently produced from corn.

A current focus in ethanol production research is the development of an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops. This focus is driven by governmental mandates including the Renewable Fuels Standard, as most recently amended (“RFS2”), and the fact that cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Furthermore, ethanol produced from cellulose based biomass is generally considered to emit less carbon emission than ethanol produced from corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We currently do not believe it will be cost-effective to convert our existing plants into cellulose-based biomass facilities. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue and operate profitably will be negatively impacted.

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

Brazil is currently the world’s second largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is less costly to produce than corn-based ethanol because of the higher sugar content of sugarcane. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol. Now that import tariffs have been removed, a significant barrier to entry into the U.S. ethanol market has been removed. Competition from ethanol imported from Brazil or other Caribbean or Central American countries may affect our ability to sell our ethanol profitably.

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

Various federal and state laws, regulations and programs impact the demand for ethanol as a fuel or fuel additive. Tariffs generally apply to the import of ethanol from other countries. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

The State of Nebraska may not reimburse us for the tax incentives laid out in our Nebraska Advantage Act contract.

We received approximately $4.9 million from the State of Nebraska for reimbursement of sales taxes paid on construction bills related to our ABE Fairmont plant. Our ability to receive future benefits under the Nebraska Advantage Act ceased when we sold the Fairmont facility in December 2012. Any delay or termination of payments earned through the sale transaction date under the State of Nebraska’s Advantage Act could have a material adverse effect on our business, results of operations and financial condition.

Imported ethanol could undermine the ethanol industry in the U.S.

Imported ethanol has generally been subject to a $0.54 per gallon tariff that was designed to supplement the $0.45 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. These tariffs expired on December 31, 2011. Since production costs for ethanol in many countries are significantly less than what they are in the U.S., the duty-free import of ethanol may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.

Imports in the first eight months of calendar 2012 have increased by 152 million gallons compared to the same period in 2011. Continued imports will most likely result in lower ethanol prices in the domestic market, and could have an unfavorable effect on our operating margins.

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

We are subject to extensive air, water and other environmental regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees, and the plants we operate or manage need to maintain a number of environmental permits. Each ethanol plant we operate or manage is subject to environmental regulation by the state in which the plant is located and by the EPA. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts on the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations or facility shutdowns, liability for the costs of investigation or remediation and for damages to natural resources. Our operating subsidiaries may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials from those plants, and ABE may have exposures to such claims arising from its management services.

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

RISKS RELATED TO TAX ISSUES

Income allocations assigned to unit holder units may result in taxable income in excess of cash distributions, which means unit holders may have to pay income tax on their investment with personal funds.

Unit holders will be required to pay tax on their allocated shares of our taxable income. It is likely that a unit holder will receive allocations of taxable income in certain years that result in a tax liability that is in excess of any cash distributions we may make to the unit holder. In December 2012, we completed the sale of our Fairmont facility which will result in taxable income in 2012. In December 2012, we paid a distribution of $4.15 per unit to our unit holders. Among other things, this result might occur due to accounting methodology, lending covenants that restrict our ability to pay cash distributions, or our decision to retain the cash generated by the business to fund our operating activities and obligations. In the event unit holders have used prior tax losses to offset non-ABE taxable income, the use of these losses may result in future tax liability.

IRS classification of the company as a corporation rather than as a partnership would result in higher taxation and reduced profits.

We are a Delaware limited liability company that has elected to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deduction and credit passed through to the holders of the units. However, if for any reason the IRS successfully determines that we should be taxed as a corporation rather than as a partnership, we would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the holders of the units. If we were to be taxed as a corporation for any reason, distributions we make to investors will be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, thus resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will have less cash to distribute to our unit holders. Treatment of our company as a corporation for tax purposes could materially adversely affect our business and financial condition.

We might elect to convert our entity status from a limited liability company to a corporation, which would increase our tax burden.

Although we have no current plans to convert to a corporation, our company might elect in the future to convert to a corporation. If we convert to a corporation, no profits will be allocable to unit holders, there will be no tax liability to our unit holders unless we pay a dividend and our company, as a result, would not make tax distributions to our unit holders with respect to these allocable profits. Conversion to a corporation would require an approval by member vote pursuant to our operating agreement. If we elect to be organized as a corporation, we will be subject to Subchapter C of the Internal Revenue Code. We would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the unit holders. Distributions, if made to investors, would be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will also have less cash to distribute to our unit holders. Treatment of our company as a corporation for tax purposes could materially adversely affect our business and financial condition.

The IRS may classify your investment as a passive activity, resulting in the inability of unit holders to deduct losses associated with their investment.

It is likely that an investor’s interest in us will be treated as a “passive activity” for tax purposes. If an investor is an individual, estate, trust or a closely held corporation, and if the investor’s interest is deemed to be a “passive activity,” then the investor’s allocated share of any loss we incur will be deductible only against income or gains the investor has earned from other passive activities. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. These rules could restrict a unit holder’s ability to currently deduct any of our losses that are passed through to such unit holder.

An IRS audit could result in adjustments to our allocations of income, gain, loss and deduction, causing additional tax liability to unit holders.

The IRS may audit our income tax returns and may challenge positions taken for tax purposes and allocations of income, gain, loss and deduction to investors. If the IRS were successful in challenging our allocations in a manner that reduces loss or increases income allocable to unit holders, our unit holders may have additional tax liabilities. In addition, such an audit could lead to separate audits of a unit holder’s tax returns, especially if adjustments are required, which could result in adjustments on unit holders’ tax returns. Any of these events could result in additional tax liabilities, penalties and interest to unit holders, and the cost of filing amended tax returns.

ITEM 2.	PROPERTIES

The table below provides a summary of our ethanol plants in operation as of September 30, 2012. We currently own each of these facilities, except for the Fairmont facility, which we sold on December 7, 2012.

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

We have entered into a lease agreement for our corporate headquarters as of February 2011. Our corporate headquarters, located in Bloomington, Minnesota, is approximately 4,400 square feet, and will be under lease until June 2016. This building provides offices for our corporate and administrative staff. We believe this space will be sufficient for our needs until the end of the lease period.

Location	Owned/Leased	Square Feet
Fairmont, NE	Owned	134,850
Aberdeen, SD	Owned	94,002
Huron, SD	Owned	44,082

We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We believe that these plants are adequately insured for replacement cost plus related disruption expenditures.

The senior creditor of the Fairmont plant was secured by a first mortgage on the plant real estate and a lien on the site’s personal property. We also granted a subordinate lien and security interest to the trustee of the subordinated exempt facilities revenue bonds used to finance the Fairmont plant. In connection with the December 2012 closing of the Asset Sale, we paid off all indebtedness associated with the Fairmont plant. We pledged a first-priority security interest and first lien on substantially all of the assets of the South Dakota plants to the collateral agent for the senior creditor of these plants.

ITEM 3.	LEGAL PROCEEDINGS

ABE Fairmont, LLC. v. Renewable Products Marketing Group, LLC

As previously disclosed, on December 21, 2011, the Company’s subsidiary ABE Fairmont, LLC commenced a lawsuit against Renewable Products Marketing Group, LLC (“RPMG”) in Hennepin County District Court in Minneapolis seeking injunctive relief and damages. The ABE Fairmont complaint alleged that defendant RPMG breached its obligations under an Ethanol Fuel Marketing Agreement and a later oral agreement by refusing to assign to ABE Fairmont a lease for 200 rail cars. ABE Fairmont sought (i) injunctive relief to require RPMG to abide by its contractual obligations, (ii) damages caused by RPMG’s breach of the agreement, (iii) a declaratory judgment, and (iv) other necessary relief. Defendant RPMG answered the complaint denying the allegations and sought a declaration that RPMG was entitled to possession of the cars after September 30, 2012.

In an order dated June 28, 2012, the Court denied partial and full cross summary judgment motions respectively brought by ABE Fairmont and RPMG, finding that there were genuine factual disputes and that therefore summary judgment was inappropriate.

The Court subsequently issued an order dated July 31, 2012 granting ABE Fairmont’s request for a continuance in the trial, originally set for August 1, 2012, and directing ABE Fairmont to return the 200 rail cars to RPMG on or prior to September 30, 2012. The Court issued another order on August 15, 2012. That order dismissed the ABE Fairmont claims for injunctive relief and a declaratory judgment and scheduled a trial concerning the Company’s claims for damages based on breach of contract and other causes of action in August 2013.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s sole executive officer is:

Name	Employee Since	Age	Position
Richard R. Peterson	2006	47	President, Chief Executive Officer, Chief Financial Officer

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

Holders

There were 1,224 holders of record of our units as of December 1, 2012.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during the fourth quarter of fiscal 2012.

Distributions

We did not make any distributions in the fiscal years ended September 30, 2012 or 2011 with the exception of a deemed distribution related to Nebraska withholding taxes on our non-resident unit holders. Subject to any loan covenants or restrictions with any lenders, we may elect to make future distributions to our members in proportion to the units that each member holds relative to the total number of units outstanding. In December 2012, after the sale of the Fairmont facility, we paid a distribution of $4.15 per unit to our unit holders. There can be no assurance that we will ever be able to pay any subsequent distributions to our unit holders. Our board may elect to retain future profits to provide operational financing for the plants, debt retirement, implementation of new technology and various expansion plans, including the possible construction of additional plants and development of new product lines. Additionally, our lenders may further restrict our ability to make distributions. Unit holders will be required to report on their income tax return their allocable share of the income, gains, losses and deductions we have recognized without regard to whether we make any cash distributions to our members.

Performance Graph

As disclosed above under “Market Information” and elsewhere in this Form 10-K, there is no established trading market for our membership units, which are subject to substantial transfer restrictions pursuant to our operating agreement. Given that our units are not publicly traded on an exchange or any over-the-counter market and we have very limited valuation data on our membership units, we have omitted the performance graph showing the change in our unit holder return.

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities in the fourth quarter of fiscal 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The equity securities that the Company had outstanding as of September 30, 2012 under equity compensation plans are the May 11, 2011 Nonqualified Stock Option and Unit Appreciation Rights to the Company’s Chief Executive Officer Richard Peterson, as well as units issuable under a Change in Control Agreement dated July 31, 2007 with Richard Peterson. The following table provides information as of September 30, 2012 with respect to Company’s Units under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	164,000	$3.00	None

Total	164,000		None

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated income statement data and other financial data for the years ended September 30, 2009 and 2008 and as of September 30, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of September 30, 2012 and 2011 and the selected consolidated income statement data and other financial data for each of the three years in the period ended September 30, 2012 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

This selected financial data includes income statement data and balance sheet data from the entire Company, including the operations of our ABE Fairmont subsidiary. On December 7, 2012, the Company completed the sale of the assets of the Company’s ABE Fairmont subsidiary. See footnote 14 of the financial statements for a pro forma presentation of the Company’s statements of operations and balance sheets after giving effect to the sale of ABE Fairmont on a pro forma basis.

	Years Ended September 30,
	2012	2011	2010(2)	2009	2008(1)
	(Dollars in thousands, except per unit data)
Income statement data:
Ethanol and related product sales	$584,452	$571,388	$379,909	$354,997	$393,746
Other revenues	366	358	670	719	612

Total net sales	584,818	571,746	380,579	355,716	394,358
Cost of goods sold	582,778	557,504	347,194	345,720	389,483

Gross profit	2,040	14,242	33,385	9,996	4,875
Selling, general and administrative expenses	9,745	6,035	6,386	7,687	13,781
Arbitration settlement expense	—	3,791	960	—	—
Impairment of long-lived assets	—	—	—	28,260	29,148

Operating income (loss)	(7,705)	4,416	26,039	(25,951)	(38,054)
Other income	996	935	470	870	786
Gain on extinguishment of debt	—	—	17,660	—	—
Debt restructuring costs	—	—	(2,149)	(2,525)	—
Interest expense	(3,134)	(3,617)	(10,888)	(26,909)	(20,583)
Interest income	76	75	89	217	611

Net income (loss)	$(9,767)	$1,809	$31,221	$(54,298)	$(57,240)

Basic weighted units outstanding	24,714,180	24,710,180	19,751,948	12,691,650	9,863,618
Diluted weighted units outstanding	24,734,387	24,710,180	19,751,948	12,691,650	9,863,618
Income (loss) per unit basic	$(0.40)	$0.07	$1.58	$(4.28)	$(5.80)
Income (loss) per unit diluted	$(0.40)	$0.06	$1.58	$(4.28)	$(5.80)

	As of September 30,
	2012	2011	2010	2009	2008
		(In thousands)
Balance sheet data:
Cash and cash equivalents	$11,210	$18,725	$22,772	$26,367	$14,762
Property and equipment, net	151,654	164,821	181,701	203,364	251,611
Total assets	211,637	232,176	246,197	262,353	309,706
Total debt	132,734	147,956	166,715	222,928	217,172
Total equity	55,883	65,646	63,818	21,789	67,425

(1)	The fiscal 2008 results include the ABE Fairmont facility opening in November 2007, and the Aberdeen plant expansion, which opened in January 2008.
(2)	The fiscal 2010 results include the ABE South Dakota debt restructuring.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Advanced BioEnergy, LLC (“Company,” “we”, “our”, “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers grains, as well as corn oil. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. Ethanol is most commonly sold as E10. Increasingly, ethanol is also available as E85, which is a higher percentage ethanol blend for use in flexible-fuel vehicles. Ethanol has also recently become available in certain states in limited locations as E15.

To execute our business plan, we entered into financial arrangements to build and operate ethanol production facilities in Fairmont, Nebraska. Separately, we acquired ABE South Dakota, LLC (“ABE South Dakota”) f/k/a Heartland Grain Fuels, LP in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We commenced construction of our Fairmont, Nebraska plant in June 2006, and commenced operations in November 2007. We commenced construction of our new facility in Aberdeen, South Dakota in April 2007, and commenced operations in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont which owned and operated the Fairmont, Nebraska plant and ABE South Dakota, which owns and operates plants in Aberdeen and Huron, South Dakota.

On October 15, 2012, the Company and its wholly-owned subsidiary ABE Fairmont, LLC entered into an asset purchase agreement under which the Company and ABE Fairmont, LLC agreed to sell substantially all of the assets of ABE Fairmont’s ethanol and related distillers and non-food grade corn oil businesses located in Fairmont, Nebraska (the “Asset Sale”) to Flint Hills Resources, LLC. The Asset Sale was completed on December 7, 2012. The Company will record a gain on sale of assets in December 2012.

The purchase price for the Asset Sale was $160.0 million, plus the value of ABE Fairmont’s inventory at closing. The inventory closing value was $10.7 million, of which 90% or $9.6 million was paid at closing and the remaining $1.1 million subject to final adjustment, will be paid within 65 days of closing. Of the gross proceeds, $12.5 million was paid into an escrow account to secure the indemnification of the Company and ABE Fairmont, with scheduled release dates on the 9-month and 18-month anniversary of closing. The net proceeds received at closing were used to pay all outstanding debt of ABE Fairmont, as well as pay a distribution of approximately $104.8 million to the unit holders of the Company in December 2012.

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

PLAN OF OPERATIONS THROUGH SEPTEMBER 30, 2013

Over the next year we will continue our focus on operational improvements at our South Dakota operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at each of our plants, continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

RESULTS OF OPERATIONS

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for fiscal 2012 and fiscal 2011:

	Year Ended September 30, 2012		Year Ended September 30, 2011
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	195,886	$2.35	198,454	$2.40
Dried distillers grains (tons)	402	209.04	469	161.73
Wet/modified distillers grains (tons)	358	88.23	294	63.98
Corn (bushels)	69,281	6.62	70,705	6.14
Gas (mmbtus)	5,257	3.52	5,459	4.31
Corn oil (pounds)	22,232	0.35	2,826	0.38

Net Sales

Net sales for the year ended September 30, 2012 were $584.8 million, compared to $571.7 million for the year ended September 30, 2011, an increase of $13.1 million or 2%. During the years ended September 30, 2012 and 2011, 79% and 83%, respectively, of our net sales were derived from the sale of ethanol, and our remaining net sales were derived from the sale of distillers grains and corn oil.

Revenues increased due to a 23% rise in the average selling price per ton of distillers grains gallon in the year ended September 30, 2012, compared to the same period in 2011. The increase in prices was a result of rising corn prices and tight supplies. Ethanol sales decreased by $14.7 million due to a drop in net prices of $0.05 per gallon during the year, and the sale of 2.6 million fewer gallons in fiscal 2012 due to lower production in the last half of the year as a result of declining margins. After a strong first fiscal quarter, the Company experienced declining margins due to an overcapacity in the industry following expiration of the volumetric ethanol excise tax credit on December 31, 2011, and an increase in imports from Brazil. Net corn oil revenues increased to $7.9 million in fiscal 2012 as the Company added corn oil extraction technology to its Aberdeen plant in the third quarter of 2012, adding to a full year of production from Fairmont.

Cost of Goods Sold

Cost of goods sold for the year ended September 30, 2012 was $582.8 million, compared to $557.5 million for the year ended September 30, 2011, an increase of $25.2 million. Corn costs represented 79% and 78% of cost of sales for the years ended September 30, 2012 and 2011, respectively. Natural gas costs represented 3% and 4% of cost of sales for the years ended September 30, 2012 and 2011, respectively.

Corn prices rose from an average price in 2011 of $6.14, to a 2012 average of $6.62 per bushel. The increase in corn prices was primarily due to drought conditions in the Midwestern region of the United States. The Company believes that corn prices will remain high in fiscal 2013. Corn usage decreased due to improved production yields and lower production, and natural gas usage decreased slightly due to lower production. The cost of natural gas per mmbtu also decreased 18% in the year ended September 30, 2012, compared to the year ended September 30, 2011. The 2012 cost of sales includes a $2.4 million corn-related hedge loss compared to a $0.7 million loss in 2011.

Gross Profit

Our gross profit for the year ended September 30, 2012 was $2.0 million, compared to $14.2 million for the year ended September 30, 2011. Our gross profit fluctuations are primarily driven by the volatile selling prices of ethanol and distillers grains less the input costs of corn and, to a lesser extent, natural gas. Ethanol prices decreased 2% net of commission in the year ended September 30, 2012 compared to the same period in 2011, while corn costs increased 8%. Margins decreased primarily due to overcapacity in ethanol production, higher imports from Brazil, higher corn prices resulting from drought conditions in the United States, and decreased demand for gasoline in the United States in fiscal 2012.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs increased approximately $3.7 million to $9.7 million for the year ended September 30, 2012 compared to the year ended September 30, 2011. As a percentage of sales, selling, general and administrative expenses increased to 1.7% for the year ended September 30, 2012 compared to 1.1% for the year ended September 30, 2011, as a result of higher legal expenses, charges related to the termination of marketing agreements with Hawkeye Gold, new industry advocacy dues, and headcount increases for new or open positions at headquarters and our grain procurement area. Excluding non-recurring items related to litigation matters, and termination of contracts, expenses were 1.2% of sales for the year ended September 30, 2012, compared to 1.1% for the year ended September 30, 2011.

Arbitration Settlement Expense

For the year ended September 30, 2011, the Company recorded a $3.0 million charge related to settlement of arbitration proceedings brought by a former officer, as well of $0.8 million of non-recurring legal expense.

Other Income

Other income for the year ended September 30, 2012 was $1.0 million, compared to $0.9 million for the year ended September 30, 2011. Other income is comprised of Nebraska Advantage Act refunds, as described below under “Government Programs and Tax Credits” as well as patronage refunds.

Interest Expense

Interest expense for the year ended September 30, 2012 was $3.1 million, compared to $3.6 million for the year ended September 30, 2011, a decrease of $0.5 million. The decrease in interest expense is a result of scheduled principal payments and sweep payments as required under the credit agreements. The fiscal year 2012 expense includes a mark-to-market gain of $0.1 million on the warrant derivative, compared to a $0.3 million gain in fiscal year 2011. The interest expense at September 30, 2012 and 2011, also reflects a reduction in interest expense from the amortization of deferred gain that resulted from the debt restructuring.

Excluding the mark-to-market loss and amortization of deferred gain, interest expense decreased by $0.4 million, due to reductions in outstanding principal in fiscal 2012.

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

Corn prices rose from an average price in 2010 of $3.43, to a 2011 average of $6.14 per bushel. The increase in corn prices was primarily due to a less favorable corn crop from the prior year, world-wide commodity inflation, and generally lower corn availability. Corn usage decreased due to improved production yields, and natural gas usage increased slightly due to a shift in marketing of distillers grains to more dried and less wet/modified. The cost of natural gas per mmbtu also decreased 10% in the year ended September 30, 2011, compared to the year ended September 30, 2010. The 2011 cost of sales includes a $0.7 million corn-related hedge loss compared to a negligible loss in 2010. ABE Fairmont now recognizes ethanol freight in cost of goods sold pursuant to the Hawkeye Gold agreement which commenced on January 1, 2010. Ethanol freight costs totaled $28.0 million for the year ended September 30, 2011 compared to $12.0 million for the same period in 2010. Prior to January 1, 2010, ethanol freight cost would have been reflected as a reduction in sales revenues.

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

Arbitration Settlement Expense

For the year ended September 30, 2011, the Company recorded a $3.0 million charge related to settlement of arbitration proceedings brought by a former officer, as well as $0.8 million of non-recurring legal expense. For the year ended September 30, 2010, the Company recorded $1.0 million of non-recurring legal expense related to the arbitration proceedings

Other Income

Other income for the year ended September 30, 2011 was $0.9 million, compared to $0.5 million for the year ended September 30, 2010. The increase was due to a non-recurring refund of certain restructuring fees of $0.1 million, and increased Nebraska Advantage Act refunds of $0.4 million, as described below under “Government Programs and Tax Credits.” Other income also includes patronage dividends.

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

Interest Expense

Interest expense for the year ended September 30, 2011 was $3.6 million, compared to $10.9 million for the year ended September 30, 2010, a decrease of $7.3 million. The decrease in interest expense is a result of the overall reduction in principal and a reduction in interest rates on ABE South Dakota’s debt after the June 2010 restructuring, as well as scheduled principal payments and sweep payments as required under the credit agreements. As of September 30, 2010, the total principal outstanding was $166.7 million, decreasing to $148.0 million at September 30, 2011. The interest rates on the senior credit facility for ABE South Dakota decreased from a variable rate of 1.81% at September 30, 2010 to a variable rate of 1.75% at September 30, 2011. Prior to the restructuring in June 2010, ABE South Dakota was paying fixed rates between 8.27% and 10.00%. The interest expense at September 30, 2011 also reflects a reduction in interest expense from the amortization of deferred gain that resulted from the debt restructuring.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2012, we conducted our business activities and plant operations through Advanced BioEnergy, ABE Fairmont and ABE South Dakota. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. ABE Fairmont had traditional project financing in place, including senior secured financing, working capital facilities and subordinate exempt-facilities revenue bonds. This debt was fully paid on December 7, 2012, from the proceeds of the sale of substantially all the assets of ABE Fairmont. In June 2010, ABE South Dakota entered into the Senior Credit Agreement (as defined below), which eliminated the subordinated debt. There are provisions contained in the financing agreements at ABE South Dakota preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the ABE South Dakota financing agreements.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $5.4 million on hand at September 30, 2012. ABE did not have any debt outstanding as of September 30, 2012. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE South Dakota (and prior to December 7, 2012, ABE Fairmont) for services provided in connection with operating the ethanol plants. The primary management services provided include risk management, accounting and finance, human resources and other general management related responsibilities. From time to time, ABE may also receive certain allowable distributions from ABE South Dakota based on the terms and conditions in its senior credit agreement.

In fiscal 2013, ABE Fairmont paid down its third party debt from the proceeds of the sale of its Fairmont production facility on December 7, 2012, and distributed $104.8 million of the remaining proceeds to ABE on December 14, 2012. ABE subsequently paid a distribution to its unit holders of $104.8 million or $4.15 per unit on December 14, 2012 as a result of the asset sale.

In March 2012, ABE received a distribution from ABE Fairmont of $3.8 million based on the fiscal 2011 financial results of ABE Fairmont. ABE will not receive any distribution from ABE South Dakota for its fiscal 2012 financial results.

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

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $2.6 million and restricted cash of $2.1 million on hand at September 30, 2012. The restricted cash was held in escrow for future debt service payments. As of September 30, 2012, ABE Fairmont had total debt outstanding of $46.1 million consisting of $40.7 million in senior secured credit and $5.4 million of subordinate exempt-facilities revenue bonds. ABE Fairmont also had $3.0 million outstanding at September 30, 2012 on its revolving credit facility as described below. ABE Fairmont fully paid down all outstanding debt from the proceeds of the sale of its production facility in December 2012.

As noted above, on December 14, 2012, ABE Fairmont distributed $104.8 million to ABE after the consummation of the asset sale and its payment of its outstanding debt.

In addition to the cash on hand, ABE Fairmont had a $6.0 million revolving credit facility for financing eligible grain inventory and equity in Chicago Board of Trade futures positions, of which $3.0 million was drawn as of September 30, 2012. ABE Fairmont also had a $0.5 million revolving credit facility for financing third-party letters of credit. ABE Fairmont issued a letter of credit in connection with a rail car lease, reducing the financing available from the $0.5 million revolving credit facility to $0 as of September 30, 2012. ABE Fairmont paid down the seasonal line of credit in November 2012, and cancelled both facilities upon sale of the Fairmont facility in December 2012.

ABE Fairmont’s senior secured credit facility agreement contained financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility required ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations.

ABE Fairmont was able to meet its current obligations, but was in violation of its minimum working capital requirement, and annual debt service coverage ratio covenants as of September 30, 2012. The Company received a waiver of the violations from its senior lender through December 1, 2012. As a result, the entire balance of debt outstanding was classified as current debt in the September 30, 2012 balance sheet.

At the closing of the Asset Sale, the Company and the buyer entered into an escrow agreement pursuant to which $12.5 million cash from the sale proceeds were placed into escrow with a third party escrow agent to serve as security for payments in satisfaction of the Company’s and ABE Fairmont’s indemnification obligations under the asset purchase agreement. On the 9-month anniversary of the closing date, the Escrow Agent will release to the Company that portion of the escrow amount, if any, so that the remaining balance in the escrow account is equal to $8.0 million plus the aggregate amount of any pending claims against the escrow account. The escrow account will terminate 18 months from the closing date, or on May 7, 2014, except to the extent that there are pending claims.

In addition, after the closing, ABE Fairmont has agreed to cooperate with buyer with respect to post closing matters, including completing the transfer of certain railway lines, and pipelines to buyer. The Company anticipates that ABE Fairmont will remain in existence as a separate entity until it completes all its obligations under the asset purchase agreement and other ongoing agreements, except the extent that the Company determines that it can perform these obligations itself after the liquidation of ABE Fairmont.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $3.2 million and $1.9 million of restricted cash on hand at September 30, 2012. The restricted cash consists of $1.8 million for a debt service payment reserve, and $0.1 million in an account for maintenance capital expenditures. As of September 30, 2012, ABE South Dakota had interest- bearing term debt outstanding of $72.3 million. As a result of a deterioration of operating margins in our fiscal fourth quarter, $1.7 million was drawn from the debt service reserve account in September 2012 in order to pay the required debt service payment.

In June 2010, ABE South Dakota entered into an Amended and Restated Senior Credit Agreement effective as of June 18, 2010, and amended on December 9, 2011 (the “Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and Portigon AG, New York Branch, (f/k/a West LB) as Administrative Agent and Collateral Agent. The principal amount of the term loan facility is payable in two quarterly payments of $1,105,000, followed by quarterly payments of $750,000 starting June 30, 2013, with the remaining principal amount fully due and payable on March 31, 2016. Loans outstanding under the Senior Credit Agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows.

ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as long-term, non-interest bearing debt. See Note 5 to the consolidated financial statements for the effects of the restructuring. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $325,000, payable in installments in fiscal 2014 and 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet and is amortizing the fee to interest expense over the remaining life of the debt.

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

The Senior Credit Agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the Senior Credit Agreement. The Senior Credit

Agreement contains customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control. ABE South Dakota was in compliance with all covenants at September 30, 2012.

If commodity spreads do not increase from their current levels in the next twelve months, ABE South Dakota may experience challenges in satisfying its debt service obligations. ABE South Dakota is required to have at least six months of debt service available in the debt service reserve account at March 31, 2013, which is equal to approximately $3.1 million. As of December 16, 2012, ABE South Dakota had approximately $1.8 million in the debt service reserve account. If ABE South Dakota is not able to generate sufficient cash to pay current debt service requirements and provide for six months of additional debt service in the debt service reserve account prior to March 31, 2013, ABE South Dakota may have to approach the lenders and request relief from current principal payments, interest payments or both and request appropriate waivers to avoid an event of default under its senior secured credit agreement.

CASH FLOWS

The following table shows our cash flows for the years ended September 30:

	Years Ended September 30
	2012	2011	2010
	(In thousands)	(In thousands)	(In thousands)
Net cash provided by operating activities	$17,595	$18,037	$31,583
Net cash provided by (used in) investing activities	(11,058)	(4,158)	144
Net cash used in financing activities	(14,052)	(17,926)	(35,322)

Cash Flow from Operations

Our cash flows from operations in fiscal 2012 were lower compared to the same period in 2011, primarily due to decreased margins in fiscal 2012.

Our cash flows from operations in fiscal 2011 were lower compared to the same period in 2010, primarily due to decreased margins during fiscal 2011 and a higher inventory value at September 30, 2011 resulting from increased corn prices in 2011.

Cash Flow from Investing Activities

We used more cash in investing activities in fiscal 2012 compared to 2011, primarily due to capital expenditures for installation of additional fermentation and corn storage capacity at our Fairmont facility, as well as installation of corn oil extraction technology at our Aberdeen facility.

We used more cash in investing activities in fiscal 2011 compared to 2010, primarily due to capital expenditures for installation of corn oil extraction equipment at our Fairmont facility, as well as expansion of our rail handling capabilities in Huron.

Cash Flow from Financing Activities

We used less cash for financing activities in fiscal 2012 compared to 2011. This was due to the draw of $3.0 million from the seasonal line of credit at Fairmont. We also deferred two principal payments at Fairmont in order to fund the construction of additional corn storage.

We used significantly less cash for financing activities in fiscal 2011 compared to 2010. This was due to the restructuring of the debt in ABE South Dakota in June 2010, which resulted in a reduction of outstanding principal.

CREDIT ARRANGEMENTS

A summary of debt in effect at September 30, 2012 is as follows (in thousands, except percentages):

	September 30, 2012 Interest Rate	September 30, 2012	September 30, 2011
ABE Fairmont:
Senior credit facility—variable	3.62%	$40,740	$32,266
Senior credit facility—fixed	7.53%	—	20,000
Seasonal line—variable	3.32%	3,000	—
Subordinate exempt facilities bonds—fixed	6.75%	5,370	6,185

		49,110	58,451
ABE South Dakota:
Senior debt principal—variable	3.36%	72,342	77,052
Restructuring fee	N/A	3,015	3,000
Additional carrying value of restructured debt	N/A	8,267	9,453

		83,624	89,505

Total outstanding		$132,734	$147,956

Additional carrying value of restructured debt	N/A	(8,267)	(9,453)

Stated principal		$124,467	$138,503

The estimated maturities of debt at September 30, as follows (in thousands):

	Stated Principal	Amortization of Additional Carrying Value of Restructured Debt	Total
2013	$52,731	$2,132	$54,863
2014	2,961	2,532	5,493
2015	3,118	2,433	5,551
2016	65,657	1,170	66,827
2017	—	—	—
Thereafter	—	—	—

Total debt	$124,467	$8,267	$132,734

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2012.

	Years Ending September 30,
	2013	2014	2015	2016	2016	Thereafter	Total
Long-Term Debt obligations(1)	$55,781	$6,036	$6,060	$67,074	$—	$—	$134,951
Operating lease obligations(2)	6,345	5,262	3,906	2,951	1,912	1,757	22,133
Commodity purchase obligations(3)	2,916	—	—	—	—	—	2,916

Total contractural obligations	$65,042	$11,298	$9,966	$70,025	$1,912	$1,757	$160,000

(1)	Amounts represent principal and interest due under our credit facilities.
(2)	Operating lease obligations consist primarily of rail cars and office space.
(3)	Commodity obligations include corn purchases for our production facilities.

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

In addition, certain derivative financial instruments that meet the criteria for derivative accounting treatment also qualify for a scope exception to derivative accounting, as they are considered normal purchases and sales. The availability of this exception is based on the assumption that the Company has the ability and it is probable that it will deliver or take delivery of the underlying item. Derivatives that are considered to be normal purchases and sales are exempt from derivative accounting treatment, and are accounted for under accrual accounting.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of September 30, 2012, we had $116.1 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $1.2 million.

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

GOVERNMENT PROGRAMS AND TAX CREDITS

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. As of September 30, 2012, we have received approximately $4.9 million in refunds under the Nebraska Advantage Act. Investment credits can be earned for certain sales taxes paid on construction costs, up to 10% of the cost of the Fairmont plant construction, and up to 10% of new asset additions. These investment credits can be used to offset Nebraska sales, use, and income tax. Under the Nebraska Advantage Act, employment credits can be earned for 5% of the annual costs of the newly created employment positions, which can be used to offset future payroll taxes. Additional investment and employment credits can be earned under the Nebraska Advantage Act through the tax year ended December 31, 2013. These credits can be carried over until used, but will expire on December 31, 2019. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or credits or deductions. Our ability to earn future benefits under the Nebraska Advantage Act ceased when the Company sold its Fairmont facility in December 2012.

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota received payments of approximately $366,000 and $357,000 for the Huron plant in fiscal 2012 and fiscal 2011, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the year ended September 30, 2012, sales of ethanol represented 79% of our total revenues and corn costs represented 79% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At September 30, 2012, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $2.344 and $7.56, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represented 20% of our total revenues for the fiscal year ended September 30, 2012. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers grains spot price for local customers was $262 per ton at September 30, 2012.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 3% of total cost of sales for the year ended September 30, 2012. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At September 30, 2012, the price of natural gas on the NYMEX was $3.32 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. We entered into off-take agreements which guaranteed prices on 0.1% of our ethanol gallons sold through December 2012. At September 30, 2012 we had entered into forward sale contracts representing 28% of our expected distillers grains production and we had entered into forward purchase contracts representing 3% of our current corn requirements through December 2012.

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

	Estimated at Risk Volume(1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	194.7	gallons	10.0%	$2.34	$45.6
Distillers grains	0.43	tons	10.0%	262.00	11.3
Corn	67.7	bushels	10.0%	7.56	51.2
Natural gas	5.4	mmbtus	10.0%	3.32	1.8

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 0.1% of our expected annual gallons capacity of 195 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 27% of our expected annual distillers grains production of 592,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 3% of our estimated current 69.6 million bushel annual requirement. The volume of natural gas is based on the assumption that we will continue to lock in none of our estimated gas usage
(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of September 30, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Advanced BioEnergy, LLC

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with United States generally accepted accounting principles.

/s/ McGladrey LLP

Des Moines, Iowa

December 28, 2012

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2012	September 30, 2011
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,210	$18,725
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $178 at September 30, 2012 and September 30, 2011	14,334	14,653
Other receivables	902	838
Due from broker	1,639	1,014
Inventories	21,544	22,106
Prepaid expenses	1,695	2,175
Current portion of restricted cash	5,309	3,959

Total current assets	56,633	63,470

Property and equipment, net	151,654	164,821
Other assets:
Restricted cash	1,146	1,508
Notes receivable-related party	510	494
Other assets	1,694	1,883

Total assets	$211,637	$232,176

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$11,536	$6,688
Accrued expenses	6,858	6,528
Derivative financial instruments	910	832
Current portion of long-term debt (stated principal amount of $52,731 and $20,541 at September 30, 2012 and September 30, 2011, respectively)	54,863	21,703

Total current liabilities	74,167	35,751

Other liabilities	182	318
Deferred income	3,534	4,208
Long-term debt (stated principal amount of $71,736 and $117,962 at September 30, 2012 and September 30, 2011, respectively)	77,871	126,253

Total liabilities	155,754	166,530
Members’ equity:
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,250	171,246
Accumulated deficit	(115,367)	(105,600)

Total members’ equity	55,883	65,646

Total liabilities and members’ equity	$211,637	$232,176

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	September 30, 2012	September 30, 2011	September 30, 2010
	( in thousands, except per unit data)
Net sales
Ethanol and related products	$584,452	$571,388	$379,909
Other	366	358	670

Total net sales	584,818	571,746	380,579
Cost of goods sold	582,778	557,504	347,194

Gross profit	2,040	14,242	33,385
Selling, general and administrative	9,745	6,035	6,386
Arbitration settlement expense	—	3,791	960

Operating income (loss)	(7,705)	4,416	26,039
Other income	996	935	470
Gain on extinguishment of debt	—	—	17,660
Debt restructuring costs	—	—	(2,149)
Interest income	76	75	89
Interest expense	(3,134)	(3,617)	(10,888)

Net income (loss)	$(9,767)	$1,809	$31,221

Weighed average units outstanding—basic	24,714	24,710	19,752
Weighed average units outstanding—diluted	24,734	24,710	19,752
Income (loss) per unit—basic	$(0.40)	$0.07	$1.58
Income (loss) per unit—diluted	$(0.40)	$0.06	$1.58

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Years Ended September 30, 2012, 2011 and 2010

	Member Units	Member Capital	Accumulated Deficit	Total
	(Dollars in thousands)
MEMBERS’ EQUITY—September 30, 2009	15,985,295	$160,392	$(138,603)	$21,789
Cumulative effect of change in accounting principle- October 1, 2009 reclassfication of embedded feature of equity-linked financial instrument to derivative warrant liability	—	(489)	—	(489)
Issuance of previously subscribed units	971,003	—	—	—
Unit compensation expense	—	47	—	47
Put options exercised	(2,000)	(3)	—	(3)
Units issued-private placement offerings, net of offering expenses of $387,000	7,759,882	11,253	—	11,253
Net income	—	—	31,221	31,221

MEMBERS’ EQUITY—September 30, 2010	24,714,180	$171,200	$(107,382)	$63,818
Unit compensation expense	—	46	—	46
Distribution-state tax withholdings	—	—	(27)	(27)
Net income	—	—	1,809	1,809

MEMBERS’ EQUITY—September 30, 2011	24,714,180	$171,246	$(105,600)	$65,646
Unit compensation expense	—	4	—	4
Net loss	—	—	(9,767)	(9,767)

MEMBERS’ EQUITY—September 30, 2012	24,714,180	$171,250	$(115,367)	$55,883

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	September 30, 2012	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(9,767)	$1,809	$31,221
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	23,303	22,539	22,118
Gain on extinguishment of debt	—	—	(17,660)
Debt restructuring costs	—	—	2,149
Amortization of deferred financing costs	147	132	132
Amortization of deferred income	(703)	(693)	(673)
Idle lease liability reduction	—	(377)	(383)
Amortization of debt discount	—	—	(489)
Amortization of additional carrying value of debt	(1,186)	(860)	(242)
Unit compensation expense	4	46	47
(Gain) loss on disposal of assets	(8)	7	—
Unrealized gain on warrant derivative liability	(107)	(292)	(15)
Change in risk management activities	78	1,146	(314)
Change in working capital components:
Accounts receivable	(386)	(1,191)	(2,611)
Inventories	562	(8,004)	(6,484)
Prepaid expenses	480	491	(424)
Accounts payable and accrued expenses	5,178	3,284	5,211

Net cash provided by operating activities	17,595	18,037	31,583

Cash flows from investing activities:
Purchase of property and equipment	(10,127)	(5,666)	(455)
Issuance of notes receivable	—	(494)	—
Change in other assets and liabilities	57	155	—
Decrease (increase) in restricted cash	(988)	1,847	599

Net cash provided by (used in) investing activities	(11,058)	(4,158)	144

Cash flows from financing activities:
Payments on debt	(17,052)	(17,899)	(44,423)
Proceeds from seasonal line of credit	3,000	—	—
Proceeds from issuance of membership units and subscribed units	—	—	11,640
Distribution to members	—	(27)	—
Offering costs paid	—	—	(387)
Repurchase of units	—	—	(3)
Payments for debt restructuring costs	—	—	(2,149)

Net cash used in financing activities	(14,052)	(17,926)	(35,322)

Net decrease in cash and cash equivalents	(7,515)	(4,047)	(3,595)
Beginning cash and cash equivalents	18,725	22,772	26,367

Ending cash and cash equivalents	$11,210	$18,725	$22,772

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,613	$4,461	$5,945

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

During fiscal 2012, the Company currently operated three ethanol production facilities in the U.S. with a combined production capacity of 195 million gallons per year. The Company commenced operations at the 110 million gallon facility in Fairmont, Nebraska in November 2007. The Company acquired existing facilities in Aberdeen and Huron, South Dakota in November 2006 and commenced operations at the 44 million gallon Aberdeen expansion facility in January 2008.

On October 15, 2012, the Company and ABE Fairmont signed an agreement to sell the production facility in Fairmont, NE to Flint Hills Resources, LLC. The transaction closed on December 7, 2012. See Note 13 of the financial statements for further description of the transaction. The Company will classify the assets of ABE Fairmont as held for sale in the first quarter of fiscal 2013 according to the guidance under Financial Accounting Standards Board ASC Topic 360 Impairment or Disposal of Long-Lived Assets. The assets and liabilities and the results of operations for ABE Fairmont will be disclosed as discontinued operations in fiscal 2013 in accordance with the guidance under ASC Topic 205, section 20 Discontinued Operations.

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

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, interest rate swaps, derivative financial instruments, accounts receivable, accounts payable, accrued expenses, warrants, and long-term debt. The fair value of derivative financial instruments is based on quoted market prices, which are considered to be Level 1 inputs. The fair value of warrants is determined using the Black-Scholes valuation model, which is based on Level 3 inputs. The fair value of the long-term debt is based on Level 3 inputs, estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the debt instruments at ABE Fairmont approximate fair value. Based on the restructuring event, the fair value of the debt instruments at ABE South Dakota is not determinable. The fair value of all other financial instruments are estimated to approximate carrying value due to the short-term nature of these instruments, and are considered to be Level 2 inputs.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on September 30, 2012 and 2011, utilized to measure fair value (amounts in thousands):

At September 30, 2012	Total	Level 1	Level 2	Level 3
Liabilities—Derivative Financial Instruments	$910	$910	$—	$—
Other Liabilities—Warrant Derivative	75	—	—	75

At September 30, 2011
Liabilities—Derivative Financial Instruments	$832	$832	$—	$—
Other Liabilities—Warrant Derivative	182	—	—	182

The warrants issued contain a strike price adjustment feature, as described in Note 6. We calculated the fair value of the warrants using the Black-Scholes valuation model. During the year ended September 30, 2012, we recognized an unrealized gain of $107,000 related to the change in the fair value of the warrant derivative liability. The warrant was exercised in November 2012.

The assumptions used in the Black-Scholes valuation model were as follows:

	September 30, 2012(1)	September 30, 2011(1)
Market value	$1.05	$1.50
Exercise price	$1.50	$1.50
Expected volatility	45.00%	46.92%
Expected life (years)	2.00	1.50
Risk-free interest rate	0.230%	0.250%
Forfeiture rate	—	—
Dividend rate	—	—

(1)	Market value is based on trading values of comparable competitors.

The following table reflects the activity for liabilities measured at fair value, using Level 3 inputs for the year ended September 30, (amounts in thousands):

	2012	2011	2010
Beginning balance of warrant derivative as of October 1,	$182	$474	$—
Initial recognition of warrant derivative on October 1, 2009	—	—	489
Unrealized gain related to the change in fair value	(107)	(292)	(15)

Ending balance as of September 30,	$75	$182	$474

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

Derivative Financial Instruments/Due From Broker

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

In addition, certain derivative financial instruments that meet the criteria for derivative accounting treatment also qualify for a scope exception to derivative accounting, as they are considered normal purchase and sales. The availability of this exception is based on the assumption that the Company has the ability and it is probable that it will deliver or take delivery of the underlying item. Derivatives that are considered to be normal purchases and sales are exempt from derivative accounting treatment, and are accounted for under accrual accounting.

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

Deferred Financing Costs

The Company defers costs incurred to raise debt financing until the related debt is issued, and classifies them as Other Assets. The costs are amortized into interest expense using the effective interest method over the term of the related debt instruments.

Deferred Income

The Company recorded the net funds received from the Village of Fairmont Nebraska Tax Incremental Financing (“TIF”) as deferred income and was amortizing $673,000 annually against property tax expense over the life of the process equipment.

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. Revenue was previously recognized upon the release of the product for shipment. Under the terms of the new marketing agreements with Gavilon, revenue is recognized when product is loaded into rail cars for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers, which generally occurs at the time of shipment. Co-products are generally shipped free on board (“FOB”) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

Unit Based Compensation

The Company uses the estimated market value at the time the units are granted to value those units granted to officers and directors. The Company records compensation cost on the straight line method over the vesting period. If the units vest upon achievement of a certain milestone, the Company recognizes the expense in the period in which the goal was met.

Shipping Costs

Effective August 1, 2012, the Company changed its marketing relationship for ethanol and now records its ethanol sales net of freight cost. During the years ended September 30, 2012, 2011, and 2010, the Company recorded approximately $28.0 million, $28.0 million, and $12.0 million, respectively, in freight cost as a component of cost of goods sold in the statement of operations from the sale of ethanol to a different marketer, under which we recorded ethanol sales gross of freight cost.

Debt Restructuring Costs

During the year ended September 30, 2010, ABE South Dakota entered into a troubled debt restructuring agreement with its lenders. See Note 5 for a description of the accounting treatment. ABE South Dakota incurred legal and professional services fees related to the restructuring of ABE South Dakota debt and has reclassified these costs from selling, general and administrative expenses for the year ending September 30, 2010.

Income (Loss) Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Unit warrants and unit appreciation rights are considered unit equivalents and are considered in the diluted income-per-unit computation, but unit appreciation rights have not been included in the computations of diluted income (loss) per unit as their effect would be anti-dilutive. Basic earnings and diluted earnings per unit data were computed as follows (in thousands except per unit data):

	Year Ended September 30,
	2012	2011	2010
Numerator:
Net income (loss) for basic earnings per unit	$(9,767)	$1,809	$31,221
Increase in fair value of warrant derivative liability	(107)	(292)	(15)

Net income (loss) for diluted earnings per unit	(9,874)	1,517	31,206

Denominator:
Basic common units outstanding	24,714	24,710	19,752
Diluted common units outstanding	24,734	24,710	19,752
Earnings per unit basic	$(0.40)	$0.07	$1.58

Earnings per unit diluted	$(0.40)	$0.06	$1.58

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

Income Taxes

The Company has elected to be treated as a partnership for tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s federal income tax returns are open and subject to examination from the 2009 tax return year and forward. Various state income tax returns are generally open from the 2009 and later tax return years based on individual state statute of limitations.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.

2.	Inventories

A summary of inventories is as follows (in thousands):

	September 30, 2012	September 30, 2011
Corn	$4,716	$4,889
Chemicals	919	1,280
Work in process	3,992	3,610
Ethanol	6,574	9,280
Distillers grain	2,637	713
Supplies and parts	2,706	2,334

Total	$21,544	$22,106

3.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	September 30, 2012	September 30, 2011
Land	$3,999	$3,999
Buildings	21,351	21,341
Process equipment	226,494	221,020
Office equipment	2,155	1,813
Construction in process	4,542	260

	258,541	248,433
Accumulated depreciation	$(106,887)	$(83,612)

Property and equipment, net	$151,654	$164,821

4.	Notes Receivable-Related Party

On June 30, 2011, the Company received a $490,000 promissory note from Ethanol Capital Partners, LP-Series R, Ethanol Capital Partners LP-Series T, Ethanol Capital Partners LP-Series V, Ethanol Investment Partners, LLC and Tennessee Ethanol Partners, LP in connection with payments the Company made in connection with the settlement of arbitration brought by a former officer of the Company against the Company and related litigation brought against a director of the Company. The note is due on July 1, 2016 and accrues interest at the Prime Rate, adjusted annually. The note is secured by a pledge of 4.4 million units of membership in the Company owned by the entities listed above. Any proceeds from the disposition of these units as well as distributions from the Company to the owners of the units will first go to pay down the promissory note and accrued interest. As a result of the distribution paid to unit holders in December 2012, this note was fully paid down in December 2012.

5.	Debt

A summary of debt is as follows (in thousands, except percentages):

	September 30, 2012 Interest Rate	September 30, 2012	September 30, 2011
ABE Fairmont:
Senior credit facility—variable	3.62%	$40,740	$32,266
Senior credit facility—fixed	7.53%	—	20,000
Seasonal line—variable	3.32%	3,000	—
Subordinate exempt facilities bonds—fixed	6.75%	5,370	6,185

		49,110	58,451
ABE South Dakota:
Senior debt principal—variable	3.36%	72,342	77,052
Restructuring fee	N/A	3,015	3,000
Additional carrying value of restructured debt	N/A	8,267	9,453

		83,624	89,505

Total outstanding		$132,734	$147,956

Additional carrying value of restructured debt	N/A	(8,267)	(9,453)

Stated principal		$124,467	$138,503

The estimated maturities of debt at September 30, as follows (in thousands):

	Stated Principal	Amortization of Additional Carrying Value of Restructured Debt	Total
2013	$52,731	$2,132	$54,863
2014	2,961	2,532	5,493
2015	3,118	2,433	5,551
2016	65,657	1,170	66,827
2017	—	—	—
Thereafter	—	—	—

Total debt	124,467	$8,267	$132,734

Senior Credit Facility for the Fairmont Plant

ABE Fairmont had a senior credit facility with Farm Credit consisting of a term loan (“term loan A”), and a revolving term loan, known as term loan B. Farm Credit also extended a $6.0 million revolving seasonal line for financing eligible grain inventory, which expires March 1, 2013, and a $0.5 million revolving credit facility for financing third-party letters of credit which expires in September 2014.

At September 30, 2012, ABE Fairmont had $15.7 million outstanding on term loan A, and $25.0 million outstanding on the revolving term loan B (“term loan B”).

ABE Fairmont paid interest monthly at a variable rate based on the 30-day LIBOR rate on the remaining outstanding debt.

ABE Fairmont also had $3.0 outstanding under the revolving seasonal line at September 30, 2012.

Farm Credit also extended a $0.5 million revolving credit facility for financing third-party letters of credit, which expires in September 2014. ABE Fairmont issued a letter of credit in connection with a rail-car lease, effectively reducing the financing available from the $0.5 million revolving credit facility to $0 at September 30, 2012.

ABE Fairmont’s senior credit facility was secured by a first mortgage on all of ABE Fairmont’s real property and a lien on all of ABE Fairmont’s personal property. The agreement contained financial and restrictive covenants, including limitations on additional indebtedness, restricted payments, and the incurrence of liens and transactions with affiliates and sales of assets. In addition, the senior secured credit facility required ABE Fairmont to comply with certain financial covenants, including maintaining monthly minimum working capital, monthly minimum net worth, annual debt service coverage ratios and capital expenditure limitations.

ABE Fairmont was in violation of its minimum working capital requirement and minimum debt service coverage ratios at September 30, 2012. ABE Fairmont received waivers from its senior lender relating to these violations only through December 1, 2012. As a result the entire balance of outstanding debt has been classified as current debt in the September 30, 2012 balance sheet.

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant

ABE Fairmont had $5.4 million of subordinate exempt facilities revenue bonds outstanding under a subordinated loan and trust agreement with the County of Fillmore, Nebraska and Wells Fargo, N.A. The loan agreement was collateralized by the Fairmont plant assets. ABE Fairmont’s repayment of the loan and the security for the loan was subordinate to its senior credit facility.

Subsequent Event

As described in Note 13 to the financial statements, ABE Fairmont fully paid the outstanding principal on all outstanding senior and subordinated debt on December 7, 2012 from the proceeds from the sale of its production assets. The $3.0 million outstanding on the revolving seasonal line was repaid in November 2012, and the facility was cancelled on December 7, 2012. The $0.5 million revolving credit facility and associated letter of credit was cancelled on December 7, 2012.

Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “Senior Credit Agreement”) effective as of June 18, 2010, and amended on December 9, 2011, which was accounted for under troubled debt restructuring rules. The Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and Portigon AG, New York Branch, (f/k/a West LB) as Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan in an aggregate principal amount equal to $84.3 million. The interest accrued on outstanding term and working capital loans under the previous credit agreement were reduced to zero. ABE South Dakota agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as a long-term, non-interest bearing debt on its consolidated balance sheets. See Effect of ABE South Dakota Debt Restructuring below.

The principal amount of the term loan facility is payable in two quarterly payments of $1,105,000 starting in December 2012, followed by equal quarterly payments of $750,000 beginning in June 2013, with the remaining principal amount fully due and payable on March 31, 2016. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $325,000, payable in installments in fiscal 2014 and 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet and is amortizing it against interest expense over the remaining term of the loan.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 2.0%, and increasing to 3.0% on June 16, 2013. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 3.0%, and increasing to 4.0% on June 16, 2013. As of September 30, 2012, ABE South Dakota had selected the LIBOR plus 3.0% rate for a period of three months.

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

	Subordinated Revenue Bonds	Senior Credit Facility	Total Debt Restructured
Principal balance	$19,000	$99,292	$118,292
Accrued interest	1,511	14,518	16,029

Balance prior to restructuring	$20,511	$113,810	$134,321

Restructuring transactions:
Settlement payments	(2,250)	(15,000)	(17,250)
Settlement interest payments	(601)	(963)	(1,564)
Interest forgiven	—	(13,555)	(13,555)
Restructuring fee	—	3,000	3,000
Gain on extinguishment	(17,660)	—	(17,660)

Balance after restructuring—June 18, 2010	$—	$87,292	$87,292
Principal payments subsequent to restructuring	—	(11,950)	(11,950)
Fees	—	15	15

Stated balance, principal— September 30, 2012	$—	$75,357	$75,357

Since the future maximum undiscounted cash payments on the amended and restated senior credit facility (including principal, interest and the restructuring fee) exceed the adjusted carrying value, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms will be accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring which will result in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is approximately 0.28% over LIBOR (0.64% at September 30, 2012).

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

Employment Agreements

At September 30, 2012, the Company had a total of 2,000 unvested restricted units issued in connection with employment agreements. The remaining awards vest in December 2012. The Company recorded related compensation expense net of recoveries from forfeitures of $4,000, $46,000 and $46,000 in the years ended September 30, 2012, 2011 and 2010, respectively, and expects to record an additional $3,000 of compensation expense over the next year. Each employee has put rights to sell up to 40% of the units vesting to the Company for the then current market price to cover the related tax requirements of the individual employees. In the year ended September 30, 2012, one employee was eligible to exercise put rights for the total sale of 800 units at $1.50 per unit.

In May 2011, the Company granted its Chief Executive Officer an award of unit appreciation rights (“UAR”) with tandem nonqualified unit options. The agreement gives the officer the option to purchase up to 150,000 units in three tranches at prices ranging from $1.50 to $4.50 until May 2021, and under certain circumstances, to exchange the option for a cash payment equal to the appreciation on the value of the units over the exercise price. Each tranche vests at 10,000 units per year if the officer remains employed on May 11 of each year between 2012 and 2016. The units are contingently exercisable only under certain limited circumstances, including a change in control, and therefore the Company is not recognizing compensation expense related to the awards until such time that it is probable that these defined circumstances are probable of occurring. In the first quarter of fiscal 2013, all units under the UAR agreement vested as a result of the sale of substantially all the assets of ABE Fairmont per the terms of the UAR agreement. The Company’s Board of Directors further ratified the vesting of these units, and reduced the exercise price of the third tranche to $4.15. The Chief Executive Officer then exercised the full award. The Company will recognize compensation expense in the first quarter of fiscal 2013 in connection with these awards.

Change of Control Agreement

On July 31, 2007, the Board granted the Chief Executive Officer the right to receive 14,000 units in connection with a change in control of the Company, subject to the terms and conditions included in the Change in Control Agreement. In December 2012, the Company issued 14,000 units to the Chief Executive Officer under the terms of this agreement as a result of the sale of Fairmont assets. The Company will record compensation cost in fiscal 2013 related to this award.

Warrants

In October 2009, the Company issued 532,671 warrants to PJC Capital LLC, to purchase units of the Company. The warrants have an exercise price of $1.50 per unit and expire in October 2014. The warrants contain a strike price adjustment feature, which, upon the adoption of accounting guidance related to embedded features of equity-linked financial instruments on October 1, 2009, resulted in the instruments no longer being considered indexed to the Company’s own units. Accordingly, on October 1, 2009, the Company reclassified $489,000 from equity to a liability representing the fair value of the warrants, based on $.92 per warrant, as calculated using the Black – Scholes valuation model. During the years ended September 30, 2012 , 2011 and 2010, the liability was adjusted for the change in fair value of the warrants, and the Company recorded an unrealized gain of $107,000, $292,000 and $15,000, respectively. A liability of $75,000 and $182,000 related to the warrants is included in other liabilities in the consolidated balance sheet as of September 30, 2012 and 2011, respectively.

PJC Capital LLC, exercised the warrant on November 2, 2012, and the Company issued 532,671 units to PJC.

Board Representation and Voting Agreement

The Company, certain directors of the Company, South Dakota Wheat Growers Association, CEC and Hawkeye have each executed a voting agreement (the “Voting Agreement”). The Voting Agreement requires the parties to (a) nominate for election to the board two designees of Hawkeye, two designees of CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote all units of the Company they beneficially own or otherwise control to elect each of the designees to the board, (d) not take any action that would result in the removal of any of the designees from the board or to increase the size of the board to more than nine members, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. At October 31, 2012, the parties to the Voting Agreement held in the aggregate approximately 57% of the outstanding units of the Company.

Deemed Distributions

In fiscal 2011, in connection with the annual income tax return in Nebraska, the Company was required to remit withholding tax of approximately $27,000 relating to unit holders who were not residents of Nebraska. Pursuant to the terms of the Operating Agreement, withholding taxes are treated as distributions and reduce Members’ Equity.

7.	Lease Commitments and Contingencies

Lease Commitments

The Company leases various rail cars, equipment and an office facility under operating lease agreements with the following approximate future minimum rental commitments for the years ended September 30 (in thousands):

Minimum Rental Commitments
2013	$6,345
2014	5,262
2015	3,906
2016	2,951
2017	1,912
Thereafter	1,757

$22,133

The Company recognized rent expense related to the above leases of approximately $6.4 million, $5.2 million, and $3.2 million for the years ended September 30, 2012, 2011, and 2010, respectively.

8.	Major Customers

The two operating subsidiaries of the Company, ABE South Dakota and ABE Fairmont, entered into separate marketing agreements (“Ethanol Marketing Agreements”) with Gavilon, LLC, a commodity marketing firm, and affiliated companies (collectively “Gavilon”), on May 4, 2012, and were amended on July 31, 2012. The Ethanol Marketing Agreements provide that the subsidiaries will sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota and Fairmont plants. The terms of the Ethanol Marketing Agreements began on August 1, 2012, and expire on December 31, 2015. In connection with the closing of the Asset Sale on December 7, 2012, all obligations of ABE Fairmont under the Ethanol Marketing Agreement with Gavilon were terminated.

ABE Fairmont and ABE South Dakota were parties to separate Ethanol Marketing Agreements with Hawkeye Gold, LLC to sell substantially all of the ethanol produced by the facilities beginning in 2010 through April 30, 2013. Effective July 31, 2012, the Company and Hawkeye Gold mutually agreed to terminate their ethanol marketing relationship for the sale of ethanol from the Company’s ethanol production facilities, in exchange for certain payments based on ethanol gallons sold through April 30, 2013. In connection with the termination of these agreements, the Company recorded a charge of approximately $1.7 million in the fiscal fourth quarter of 2012.

ABE Fairmont was self-marketing the distillers grains it produced. ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of distillers grains produced at the ABE South Dakota Huron plant to third parties for an agreed upon commission. The Company currently has an agreement with Hawkeye Gold to market the distillers grains produced at the ABE South Dakota Aberdeen plants through July 31, 2013. ABE South Dakota has signed an agreement with Gavilon to market the dried distillers grains from the Aberdeen plant, effective August 1, 2013 until July 31, 2016.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	September 30, 2012	September 30, 2011	September 30, 2010
Hawkeye Gold—Ethanol and Distiller Grains
Twelve months revenues (Since January 1, 2010 )	$444,672	$494,600	$146,180
Receivable balance at period end	277	10,780	8,406

Gavilon—Ethanol
Twelve months revenues (Since August 1, 2012 for current year)	$38,026	$—	$194,737
Receivable balance at period end	9,534	—	4,275

Dakotaland—ABE South Dakota Distillers Grains
Twelve months revenues	$17,442	$13,494	$11,834
Receivable balance at period end	1,014	592	421

9.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains, with forward purchase and sale contracts to lock in future operating margins. In addition to entering into contracts to both purchase 2.3 million bushels of corn and sell 19.7 million gallons of ethanol in which the basis or futures price was not locked, the Company had entered into the following fixed price forward contracts at September 30, 2012 (in thousands):

Commodity		Quantity	Amount	Period Covered Through
Corn	Purchase Contracts	473 bushels	$2,916	March 2013
Ethanol	Sale Contracts	68 gallons	161	October 2012
Distillers grains	Sale Contracts	40 tons	11,199	October 2012
Corn oil	Sale Contracts	3,658 pounds	1,479	October 2012

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

When forward contracts are not available at competitive rates, the Company may engage in hedging activities using exchange traded futures contracts, OTC futures options or OTC swap agreements. Changes in market price of ethanol related hedging activities are reflected in revenues and changes in market price of corn related items are reflected in cost of goods sold. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the years ended September 30, 2012, 2011, and 2010 and the fair value of futures contracts as of September 30, 2012 and 2011 (in thousands):

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
2012	Cost of Goods Sold	$(2,318)	$(78)	$(2,396)
2011	Cost of Goods Sold	89	(832)	(743)
2010	Cost of Goods Sold	(323)	274	(49)

	Balance Sheet Classification	September 30, 2012	September 30, 2011
Derivative financial instrument—futures contract	Current Liability	$910	$832

10.	Employee Benefit Plan

The Company sponsors a 401(k) plan for eligible employees who are at least 21 years of age. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee’s elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $333,000, $322,000, and $257,000 to the plan in the years ended September 30, 2012, 2011, and 2010, respectively.

11.	Related Party Transactions

Corn purchases from directors

The Company purchased $257,000, $43,000, and $306,000 of corn for the operation of the Nebraska plant during the years ended September 30, 2012, 2011 and 2010, respectively, from several of the Company’s directors and entities associated with the directors.

Grain Purchases from South Dakota Wheat Growers Association (SDWG).

The Company purchased $176.9 million, $184.7 million and $101.8 million of corn from SDWG in the years ended September 30, 2012, 2011 and 2010 pursuant to a grain origination agreement, which covers all corn purchases in South Dakota. SDWG owns 5% of the Company’s outstanding units.

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

13.	Subsequent Event

On October 15, 2012, ABE Fairmont (“Seller”), the Company, Flint Hills Resources Fairmont, LLC, a Delaware limited liability company (“Flint Hills” or “Buyer”), and Flint Hills Resources, LLC, a Delaware limited liability company (“FHR”), signed an Asset Purchase Agreement under which ABE Fairmont agreed to sell to Buyer, substantially all of the assets of ABE Fairmont, pursuant to the terms and conditions of the Asset Purchase Agreement (the “Asset Sale”). The asset sale was completed on December 7, 2012.

Pursuant to the Asset Purchase Agreement, consideration for the Asset Sale consisted of $160.0 million, payable in cash, plus Seller’s inventory value, as calculated in accordance with the Asset Purchase Agreement, for the finished products, raw materials, ingredients and certain other supplies located at Seller’s facility. The inventory value was approximately $10.7 million. Under the Asset Purchase Agreement, the Seller paid 90%, or approximately $9.6 million, of the estimated inventory value at closing. Promptly after closing, but no later than 65 days after closing, the final inventory value will be determined by the Seller and Buyer, with a final payment by Buyer or Seller to be made upon determination of that value. Of the total proceeds payable at closing, $12.5 million was placed in escrow to serve as security to satisfy the Seller’s and the Company’s indemnifications obligations to the Buyer, and the Company received approximately $157.1 million.

The Company and the Seller used these proceeds to repay the outstanding principal and interest of Seller of $40.4 million as of the closing date and to pay the outstanding transaction costs estimated at $2.1 million. The amounts referenced in the pro forma financial statements are calculated as of September 30, 2012, which differ from the balances at actual close date of the transaction. After paying off Seller’s debt and the transaction costs, the Company paid a cash distribution of $104.8 million or $4.15 per unit to its unit holders in December 2012.

14.	Pro Forma Financial Information (Unaudited)

The pro forma condensed consolidated financial information has been prepared to illustrate the effect of the disposition of certain Fairmont assets by the Company. The Company will continue to own and operate three ethanol plants through its ABE South Dakota subsidiary. The Pro Forma Condensed Consolidated Balance Sheet shows the effect of the disposition of Fairmont assets as if the transaction occurred on September 30, 2012. The historical financial information has been adjusted to give effect to matters that are (1) directly attributable to the transaction, (2) factually supportable, and (3) with respect to the statements of operations, expected to have a continuing impact on the operating results of the Company. The pro forma consolidated financial information should be read in conjunction with the accompanying Notes to the Pro Forma Consolidated Financial Statements.

The pro forma consolidated financial information is presented for information purposes only. It is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the disposition been completed at the dates indicated, nor does it purport to project the future financial position or operating results of the Company.

Advanced BioEnergy, LLC

Pro Forma Condensed Consolidated Balance Sheet

September 30, 2012

(Unaudited, in thousands)

	As reported September 30, 2012	Pro forma Adjustments(1)	Pro forma September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,210	$100,343	$111,553
Accounts receivable, net	14,334	(7,965)	6,369
Other receivables	902	(777)	125
Due from broker	1,639	(1,639)	—
Inventories	21,544	(14,580)	6,964
Prepaid expenses	1,695	(922)	773
Current portion of restricted cash	5,309	(915)	4,394
Current assets of discontinued operations	—	15,238	15,238

Total current assets	56,633	88,783	145,416

Property and equipment, net	151,654	(82,341)	69,313
Restricted cash	1,146	(1,146)	—
Notes receivable-related party	510	—	510
Other assets	1,694	(578)	1,116
Non-current assets of discontinued operations	—	8,000	8,000

Total assets	$211,637	$12,718	$224,355

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$11,536	$(6,129)	$5,407
Accrued expenses	6,858	(3,069)	3,789
Derivative financial instruments	910	(910)	—
Current portion of long-term debt	54,863	(49,110)	5,753

Total current liabilities	74,167	(59,218)	14,949

Other liabilities	182	—	182
Deferred income	3,534	(3,534)	—
Long-term debt	77,871	—	77,871

Total liabilities	155,754	(62,752)	93,002

Members’ equity:
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,250	—	171,250
Accumulated deficit	(115,367)	75,470	(39,897)

Total members’ equity	55,883	75,470	131,353

Total liabilities and members’ equity	$211,637	$12,718	$224,355

(1)	See Note 1 to the Pro Forma Financial Statements.

Advanced BioEnergy, LLC

Pro Forma Condensed Consolidated Statement of Operations

Year ended September 30, 2012

(Unaudited, in thousands except per unit amounts)

	As Reported	Pro forma Adjustments(2)	Pro forma
Net sales
Ethanol and related products	$584,452	$(353,953)	$230,499
Other	366	—	366

Total net sales	584,818	(353,953)	230,865
Cost of goods sold	582,778	(349,537)	233,241

Gross profit (loss)	2,040	(4,416)	(2,376)
Selling, general and administrative	9,745	(3,480)	6,265

Operating loss	(7,705)	(936)	(8,641)
Other income	996	(937)	59
Interest income	76	(39)	37
Interest expense	(3,134)	2,526	(608)

Net loss	$(9,767)	$614	$(9,153)

Weighed average units outstanding—basic	24,714	—	24,714
Weighed average units outstanding—diluted	24,734	—	24,734
Income (loss) per unit—basic	$(0.40)	$0.03	$(0.37)
Income (loss) per unit—diluted	$(0.40)	$0.03	$(0.37)

(2)	See Note 2 to the Pro Forma Financial Statements.

Advanced BioEnergy, LLC

Pro Forma Condensed Consolidated Statement of Operations

Year ended September 30, 2011

(Unaudited, in thousands except per unit amounts)

	As Reported	Pro forma Adjustments(2)	Pro forma
Net sales
Ethanol and related products	$571,388	$(333,263)	$238,125
Other	358	—	358

Total net sales	571,746	(333,263)	238,483
Cost of goods sold	557,504	(315,833)	241,671

Gross profit (loss)	14,242	(17,430)	(3,188)
Selling, general and administrative	6,035	(1,562)	4,473
Arbitration settlement expense	3,791	—	3,791

Operating income (loss)	4,416	(15,868)	(11,452)
Other income	935	(789)	146
Interest income	75	(51)	24
Interest expense	(3,617)	3,292	(325)

Net income (loss)	$1,809	$(13,416)	$(11,607)

Weighed average units outstanding—basic	24,710	—	24,710
Weighed average units outstanding—diluted	24,710	—	24,710
Income (loss) per unit—basic	$0.07	$(0.54)	$(0.47)
Income (loss) per unit—diluted	$0.06	$(0.54)	$(0.48)

(2)	See Note 2 to the Pro Forma Financial Statements.

Advanced BioEnergy, LLC

Pro Forma Condensed Consolidated Statement of Operations

Year ended September 30, 2010

(Unaudited, in thousands except per unit amounts)

	As Reported	Pro forma Adjustments(2)	Pro forma
Net sales
Ethanol and related products	$379,909	$(222,746)	$157,163
Other	670	—	670

Total net sales	380,579	(222,746)	157,833
Cost of goods sold	347,194	(202,445)	144,749

Gross profit	33,385	(20,301)	13,084
Selling, general and administrative	6,386	(1,597)	4,789
Arbitration settlement expense	960	—	960

Operating income	26,039	(18,704)	7,335
Other income	470	(420)	50
Gain on extinguishment of debt	17,660	—	17,660
Debt restructuring costs	(2,149)	—	(2,149)
Interest income	89	(59)	30
Interest expense	(10,888)	3,767	(7,121)

Net income	$31,221	$(15,416)	$15,805

Weighed average units outstanding—basic	19,752	—	19,752
Weighed average units outstanding—diluted	19,752	—	19,752
Income (loss) per unit—basic	$1.58	$(0.78)	$0.80
Income (loss) per unit—diluted	$1.58	$(0.78)	$0.80

(2)	See Note 2 to the Pro Forma Financial Statements.

Advanced BioEnergy, LLC

Notes to Pro Forma Financial Statements

Years ended September 30, 2012, 2011 and 2010

( in thousands)

Note 1—Pro Forma Consolidated Balance Sheet Adjustment

The following adjustments reflect the assumed sale of certain Fairmont assets at September 30, 2012, the payment of $49.1 million of debt outstanding at ABE Fairmont as of September 30, 2012, and the payment of estimated outstanding transaction costs of $2.5 million. The remaining assets excluding cash have been classified as current and non-current assets from discontinued operations in the pro forma balance sheet.

	Sale of Net Assets Debit/(Credit)(a)	Settlement of Liabilities/Fees Debit/(Credit)(b)	Reclassification to Discontinued Operations Debit/(Credit)	Total Adjustments Debit/(Credit)
Cash and cash equivalents	$157,616	$(57,273)	$—	$100,343
Accounts receivable, net	—	—	(7,965)	(7,965)
Other receivables	1,346	—	(2,123)	(777)
Due from broker	—	(1,638)	—	(1,638)
Inventories	(14,580)	—	—	(14,580)
Prepaid expenses	(272)	—	(650)	(922)
Current portion of restricted cash	4,500	(915)	(4,500)	(915)
Current assets of discontinued operations	—	—	15,238	15,238
Property and equipment, net	(82,341)	—	—	(82,341)
Long-term restricted cash	7,327	(473)	(8,000)	(1,146)
Other assets	(578)	—	—	(578)
Non-current assets of discontinued operations	—	—	8,000	8,000
Accounts payable and accrued liabilities	1,418	7,779	—	9,197
Derivative financial instruments	—	910	—	910
Current portion of long-term debt	—	49,110	—	49,110
Deferred income	3,534	—	—	3,534
Accumulated deficit (Gain on sale)	(77,970)	2,500	—	(75,470)

(a)	Adjustments reflect the receipt of proceeds, the set up of escrow balances of $12.5 million, and the reduction of certain assets sold in the transaction or otherwise reserved for, and certain liabilities settled at closing on September 30, 2012.
(b)	Adjustment assumes pay down of all outstanding debt as of September 30, 2012, the settlement of outstanding current liabilities including derivative contracts, and the payment of estimated remaining transaction costs $2.5 million as of September 30, 2012.

Note 2—Pro Forma Consolidated Statement of Operations Adjustments

Pro forma Consolidated Statements of Operations for the years ended September 30, 2012, 2011 and 2010 assume that the sale of certain assets occurred on October 1, 2009. The pro forma adjustments reflect the elimination of sales and expenses related to the Fairmont operations, the elimination of Nebraska Advantage Act income received at the Company level, elimination of management fees received from ABE Fairmont, and the elimination of transaction costs, as originally reported as follows:

	Year ended September 30,
	2012		2011		2010
Ethanol and related products	$(353,953	)(1)	$(333,263	)(1)	$(222,746	)(1)
Cost of goods sold	(349,537	)(1)	(315,833	)(1)	(202,445	)(1)
Selling, general and administrative	(3,480	)(4)	(1,562	)(1)	(1,597	)(1)
Other income	(937	)(2)	(789	)(2)	(420	)(2)
Interest income	(39	)(1)	(51	)(1)	(59	)(1)
Interest expense	2,526	(1)	3,292	(1)	3,767	(1)

(1)	Includes the elimination of subsidiary activity directly associated with assets sold, including all related interest expense on debt required to be repaid as part of the transaction.
(2)	Includes the elimination of Nebraska Advantage Act income received at the parent company level of approximately $738,000, $540,000 and $180,000 during the years ended September 30, 2012, 2011 and 2010, respectively.
(3)	Includes the elimination of management fee income received by the Company from ABE Fairmont of approximately $3.0 million per year during the years ended September 30, 2012, 2011 and 2010.
(4)	Includes the elimination of transaction costs directly related to the sale of ABE Fairmont assets of approximately $362,000 for the year ended September 30, 2012.

15.	Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2011, 2010, and 2009. Dollars in thousands, except per unit amounts:

Year Ended September 30, 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$164,707	$138,478	$137,655	$143,978
Gross profit (loss)	12,586	1,649	(6,425)	(5,770)
Net income (loss)	10,092	(802)	(9,212)	(9,845)
Basic income (loss) per common unit	$0.41	$(0.03)	$(0.37)	$(0.40)
Diluted income (loss) per common unit	$0.41	$(0.03)	$(0.38)	$(0.40)

Year Ended September 30, 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$116,516	$152,812	$154,848	$147,570
Gross profit	6,102	4,812	1,478	1,850
Net income (loss)	3,167	736	(1,764)	(330)
Basic income (loss) per common unit	$0.13	$0.03	$(0.07)	$(0.02)
Diluted income (loss) per common unit	$0.13	$0.03	$(0.08)	$(0.02)

Year Ended September 30, 2010	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
Total revenues	$96,256	$98,741	$90,337		$95,245
Gross profit	12,128	10,542	4,144		6,571
Net income	6,154	5,106	16,474	(1)	3,487
Basic income per common unit	$0.35	$0.29	$0.88		$0.18
Diluted income per common unit	$0.35	$0.28	$0.88		$0.18

(1)	Includes a gain on extinguishment of debt of $17,660

16.	Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of September 30, 2012 and 2011, and the years ended September 30, 2012, 2011 and 2010. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in the ABE South Dakota credit agreements. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. ABE Fairmont paid a distribution to ABE during fiscal 2012 and 2011 of $3.8 million and $4.7 million, respectively, and none in fiscal 2010. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

	September 30, 2012	September 30, 2011
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,400	$3,457
Restricted cash	2,500	—
Other receivables	530	524
Prepaid expenses	31	42

Total current assets	8,461	4,023

Property and equipment, net	586	666
Other assets:
Investments in consolidated subsidiaries	46,993	62,341
Notes receivable-related party	510	494
Other assets	32	32

Total assets	$56,582	$67,556

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$30	$1,083
Accrued expenses	487	509

Total current liabilities	517	1,592

Other liabilities	182	318

Total liabilities	699	1,910
Members’ equity:
Members’ capital, no par value, 24,714,180 units issued and outstanding	171,250	171,246
Accumulated deficit	(115,367)	(105,600)

Total members’ equity	55,883	65,646

Total liabilities and members’ equity	$56,582	$67,556

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

	Years Ended
	September 30, 2012	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiaries	(12,120)	3,848	30,573
Management fee income from subsidiaries	4,590	4,154	4,403
Selling, general and administrative expenses	(3,135)	(3,260)	(3,217)
Arbitration settlement expense	—	(3,791)	(960)

Operating income (loss)	(10,665)	951	30,799
Other income	755	542	1,163
Interest income (expense)	143	316	(741)

Net income (loss)	$(9,767)	$1,809	$31,221

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

	Years Ended
	September 30, 2012	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(9,767)	$1,809	$31,221
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	165	111	79
Equity in earnings of consolidated subsidiaries	12,120	(3,848)	(30,573)
Distributions from subsidiaries	3,828	4,671	—
Gain on disposal of fixed assets	(16)	(2)	—
Amortization of deferred revenue and rent	(29)	(19)	—
Unit compensation expense	4	46	47
Unrealized gain on derivative financial instruments	(107)	(292)	(15)
Change in working capital components:
Accounts receivable	(22)	502	1,819
Prepaid expenses	11	(31)	8
Accounts payable and accrued expenses	(1,075)	139	280

Net cash provided by operating activities	5,112	3,086	2,866

Cash flows from investing activities:
Purchase of property and equipment	(129)	(319)	(40)
Proceeds from disposal of fixed assets	60	16	116
Issuance of notes receivable	—	(494)	—
Change in other assets and liabilities	—	130	—
Equity contribution to subsidiary	(600)	—	(12,250)
Decrease (increase) in restricted cash	(2,500)	—	5,747

Net cash used in investing activities	(3,169)	(667)	(6,427)

Cash flows from financing activities:
Payments on debt	—	—	(9,269)
Proceeds from issuance of membership units and subscribed units	—	—	11,640
Distribution-state tax withholding	—	(27)	—
Offering costs paid	—	—	(387)
Repurchase of units	—	—	(3)

Net cash provided by (used in) financing activities	—	(27)	1,981

Net increase (decrease) in cash and cash equivalents	1,943	2,392	(1,580)
Beginning cash and cash equivalents	3,457	1,065	2,645

Ending cash and cash equivalents	$5,400	$3,457	$1,065

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. This assessment is based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

Incorporated herein by reference is the information appearing under the headings “Election of Directors” and “Company Governance” in the Company’s proxy statement for the Company’s 2013 Annual Meeting of Members (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year ended September 30, 2012. See also Part I hereof under the heading “Item X. Executive Officers of the Registrant”.

There were no material changes to the procedures by which unit holders may recommend nominees to the board of directors since our last report.

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

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

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

(1) Financial Statements—An index to our financial statements is located above on page 44 of this report. The financial statements appear on page 46 through page 50 of this report.

(2) Exhibits—The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 2012.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/S/ RICHARD R. PETERSON
Richard R. Peterson
Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 2012.

Name	Title

/s/ RICHARD R. PETERSON Richard R. Peterson	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

* Scott A. Brittenham	Director, Chairman

* John E. Lovegrove	Director

* Bryan A. Netsch	Director

* Joshua M. Nelson	Director

* Troy L. Otte	Director

* Bruce L. Rastetter	Director

* Jonathan K. Henness	Director

/S/ RICHARD R. PETERSON
Richard R. Peterson, as power of attorney, where designated by *

EXHIBIT INDEX

2.1	Partnership Interest Purchase Agreement with ABE SOUTH DAKOTA Acquisition, LLC, Aventine Renewable Energy, Inc., Dakota Fuels, Inc., South Dakota Wheat Growers Association, Heartland Producers, LLC, and Heartland Grain Fuels, L.P. dated as of November 7, 2006	Incorporated by reference(1)

2.2	Partnership Interest and Stock Purchase Agreement with ABE SOUTH DAKOTA Acquisition, LLC, Heartland Grain Fuels, L.P, Heartland Producers, LLC, South Dakota Wheat Growers Association and Dakota Fuels, Inc. dated as of November 7, 2006	Incorporated by reference(2)

2.3	Asset Purchase Agreement dated as of October 15, 2012, by and among ABE Fairmont, LLC, Advanced BioEnergy, LLC, Flint Hills Resources Fairmont, LLC, and Flint Hills Resources, LLC	Incorporated by reference(3)

3.1	Certificate of Formation	Incorporated by reference(4)

3.2	Fifth Amended and Restated Operating Agreement of the Registrant, effective as of March 16, 2012	Incorporated by reference(5)

4.1	Form of Certificate of Membership Units	Incorporated by reference(6)

4.3	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006	Incorporated by reference(7)

4.3.1	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006, as amended	Incorporated by reference(8)

4.3.2	Second Amendment to Investor Rights Agreement between Advanced BioEnergy LLC and South Dakota Wheat Growers Association dated as of August 28, 2009	Incorporated by reference(9)

4.4	Registration Rights Agreement with Ethanol Investment Partners, LLC dated June 25, 2007	Incorporated by reference(10)

4.4.1	First Amendment to Registration Rights Agreement between Advanced BioEnergy, LLC and Ethanol Investment Partners dated as of August 28, 2009	Incorporated by reference(11)

4.5	Registration Rights Agreement between Advanced BioEnergy, LLC, and Hawkeye Energy Holdings, LLC dated as of August 28, 2009	Incorporated by reference(12)

10.1	Agreement between Heartland Grain Fuels, LP and ICM, Inc. dated July 14, 2006	Incorporated by reference(13)

10.2	South Dakota Grain Fuels, L.P. Agreement of Limited Partnership dated August 27, 1991	Incorporated by reference(14)

10.3	Amendment to the Agreement of Limited Partnership of Heartland Grain Fuels, L.P. dated November 8, 2006	Incorporated by reference(15)

10.4	Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006*	Incorporated by reference(16)

10.4.1	Amendment to Grain Origination Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association	Incorporated by reference(17)

10.5	Settlement Agreement and Release between Advanced BioEnergy, LLC, certain ABE Parties described therein, Ethanol Investment Partners, LLC and Clean Energy Capital, LLC dated October 16, 2008	Incorporated by reference(18)

10.6	Subscription Agreement dated as of August 21, 2009 between Advanced BioEnergy, LLC and Hawkeye Holding, LLC	Incorporated by reference(19)

10.7	Side Letter dated as of August 21, 2009 executed by Advanced BioEnergy, LLC in favor of Hawkeye Energy Holdings, LLC	Incorporated by reference(20)

10.8	Form of Director Indemnification Agreement	Incorporated by reference(21)

10.9	Lock-Up and Voting Agreement dated as of March 31, 2010 (effective as of April 7, 2010) among Marshall Financial Group, LLC, Banco Santander, S.A., New York Branch, Farm Credit Bank of Texas, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, KEB NY Financial Corp., Nordkap Bank AG, WestLB AG, New York Branch, Heartland Grain Fuels, L.P., Advanced BioEnergy, LLC and Oppenheimer Rochester National Municipals	Incorporated by reference(22)

10.10	Backstop Commitment Agreement dated as of April 7, 2010 between Advanced BioEnergy, LLC and Hawkeye Company Holdings, LLC	Incorporated by reference(23)

10.11	Distillers Grains Marketing Agreement (Aberdeen, South Dakota plant) dated as of April 7, 2010 between Hawkeye Gold, LLC and Heartland Grain Fuels, L.P.	Incorporated by reference(24)

10.12	Voting Agreement among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC Ethanol Investment Partners, LLC South Dakota Wheat Growers Association, a South Dakota cooperative, and certain directors of the Company dated as of August 28, 2009.	Incorporated by reference(25)

10.12.1	Amendment No. 1 to Voting Agreement dated as of April 7, 2010 among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC, Ethanol Investment Partners, LLC, Ethanol Capital Partners, Series R, LP, Ethanol Capital Partners, Series T, LP, Tennessee Ethanol Partners, LP, South Dakota Wheat Growers Association and the directors of Advanced BioEnergy, LLC party thereto	Incorporated by reference(26)

10.13	Restructuring Agreement dated as of June 16, 2010 among Advanced BioEnergy, LLC, ABE Heartland, LLC, ABE South Dakota, LLC, Dakota Fuels, Inc., the lenders referred to therein, WestLB AG, New York Branch, as Administrative Agent and Collateral Agent, Wells Fargo Bank, National Association, as Trustee of the Brown County, South Dakota Subordinate Solid Waste Facilities Revenue Bonds (Heartland Grain Fuels, L.P. Ethanol Plant Project) Series 2007A, Oppenheimer Rochester National Municipals, as the sole bondholder, and Brown County, South Dakota, as issuer of the subordinated bonds	Incorporated by reference(27)

10.14	Amended and Restated Senior Credit Agreement dated as of June 16, 2010 among ABE South Dakota, LLC, the lenders referred to therein and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent	Incorporated by reference(28)

10.14.1	Master Amendment Agreement, dated December 9, 2011 among ABE South Dakota LLC, each of the Lenders party hereto, WESTLB AG, New York Branch, as Administrative Agent for the Lenders, WESTLB AG, New York Branch, as Collateral Agent for the Senior Secured Parties, and Amarillo National Bank, in its capacity as Accounts Bank	Incorporated by reference(29)

10.15	Consent and Agreement dated as of July 31, 2012, among Gavilon, LLC, Gavilon Ingredients, LLC, ABE South Dakota, LLC, and Portigon AG, New York Branch (f/k/a WestLB AG, New York Branch).	Incorporated by reference(30)

10.16	Amended and Restated Accounts Agreement dated as of June 16, 2010 among ABE South Dakota, LLC, Amarillo National Bank, as the Accounts Bank and Securities Intermediary and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent	Incorporated by reference(31)

10.17	Second Amended and Restated Employment Agreement dated May 11, 2011 between Advanced BioEnergy, LLC and Richard Peterson+	Incorporated by reference(32)

10.18	Ethanol Marketing Agreement dated May 4, 2012 between ABE South Dakota, LLC and Gavilon LLC.	Incorporated by reference(33)

10.18.1	Amendment No. 1 dated July 31, 2012 to Ethanol Marketing Agreement between ABE South Dakota, LLC and Gavilon, LLC	Incorporated by reference(34)

10.19	Distiller’s Grains Marketing Agreement dated May 4, 2012 between ABE South Dakota, LLC and Gavilon Ingredients, LLC.	Incorporated by reference(35)

10.19.1	Amendment No. 1 dated July 31, 2012 to Distiller’s Grains Marketing Agreement between ABE South Dakota, LLC and Gavilon Ingredients, LLC	Incorporated by reference(36)

10.20	Rail Car Sublease Agreement dated May 4, 2012 by and among Gavilon, LLC, ABE South Dakota, LLC and ABE Fairmont, LLC.	Incorporated by reference(37)

10.20.1	Amendment No. 1 dated July 31, 2012 to Rail Car Sublease by and among Gavilon, LLC, ABE South Dakota, LLC , ABE Fairmont, LLC, and Gavilon, LLC.	Incorporated by reference(38)

21	List of Subsidiaries of the Registrant	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

101	The following materials from Advanced BioEnergy’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012 and 2011 ; (ii) Consolidated Statements of Operations for the years ended September 30, 2012, 2011 and 2010; (iii) Consolidated Statements of Changes in Members’ Equity for the years ended September 30, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.	Filed herewith

*	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.
+	Management compensatory plan/arrangement.
(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).
(2)	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).
(3)	Incorporated herein by reference to Exhibit 2.1to the Registrant’s Current Report on Form 8-K, filed on October 16, 2012 (File No. 000-52421).
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).
(5)	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012 (File No. 000-52421).
(6)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).
(7)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).
(8)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).
(9)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).
(10)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).
(11)	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).
(12)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).
(13)	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB, filed on December 29, 2006 (File No. 333-125335).
(14)	Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).
(15)	Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Amendment No. 2 to Registration Statement on Form SB-2, filed on December 20, 2006 (File No. 333-137299).
(16)	Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299).
(17)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007(File No. 000-52421).
(18)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2008(File No. 000-52421).
(19)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009 (File No. 000-52421).
(20)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009 (File No. 000-52421).
(21)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2010 (File No. 000-52421).
(22)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).
(23)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).
(24)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).

(25)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).
(26)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).
(27)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010 (File No. 000-52421).
(28)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010 (File No. 000-52421).
(29)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on February 14, 2012 (File No. 000-52421).
(30)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).
(31)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010 (File No. 000-52421).
(32)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 16, 2011 (File No. 000-52421).
(33)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).
(34)	Incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).
(35)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).
(36)	Incorporated herein by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).
(37)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).
(38)	Incorporated herein by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).