Form 10-K/A
period 2012-09-30
Advanced BioEnergy, LLC
filed 2013-01-28
CIK 1325740

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

Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Our membership units are not publicly traded; therefore, our public float is not measurable.

As of January 28, 2013, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-K/A FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

EXPLANATORY NOTE

Advanced BioEnergy, LLC is filing this Amendment No. 1 on Form 10-K/A in order to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, (which was filed on December 28, 2012) to set forth information required by Items 10, 11, 12, 13 and 14 under Part III and Item 15 of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by our original Form 10-K filing. This Form 10-K/A amends Part III and Part IV of our original Form 10-K filing only, and all other portions of our original Form 10-K filing remain in effect and have not been updated to reflect the events and developments since the original December 28, 2012 filing date.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Director Nominees

Our Operating Agreement currently provides that the board of directors are elected for one year terms.

As described below under “Security Ownership of Certain Beneficial Owners — 2009 Voting Agreement,” the Company and certain other parties are parties to the 2009 Voting Agreement, which, among other things, requires the parties thereto to nominate, recommend and vote for election to the board two designees of Hawkeye Energy Holdings, LLC (“Hawkeye Energy”), two designees of Ethanol Investment Partners, LLC (“EIP”), an affiliate of Clean Energy Capital, LLC (“CEC”), and the Chief Executive Officer of the Company. Our current board of directors is comprised of the following:

Name	Age	Position	Director Since
Nominee Directors:

Scott A. Brittenham	54	Chairman & Director	2008
Bruce L. Rastetter	56	Vice Chairman & Director	2009

Jonathan K. Henness	26	Director	2011
John E. Lovegrove	58	Director	2005
Joshua M. Nelson	40	Director	2009
Bryan A. Netsch	55	Director	2011
Troy L. Otte	45	Director	2005
Richard R. Peterson	47	Chief Executive Officer, President, Chief Financial Officer & Director	2009

Biographical Information for Nominee Directors

Scott A. Brittenham became Chairman of the Company in October 2011. Mr. Brittenham co-founded and since 2003 has served as president and chief executive officer of CEC, formerly Ethanol Capital Management, LLC (“ECM”), the largest fund manager for ethanol investments in the United States. Pursuant to the 2009 Voting Agreement, Mr. Brittenham was elected as a board designee of EIP. From 1999 through 2003, Mr. Brittenham served as President and Chief Executive Officer of Fidelity Mortgage Corporation and from 1995 through 1999, Mr. Brittenham served as the president and a director of Brittenham Investment Management. On November 16, 2005, Mr. Brittenham, as President of Fidelity Mortgage Corporation, entered into a consent order with the State of Washington Department of Financial Institutions Consumer Services Division prohibiting Mr. Brittenham from participating in the conduct of the affairs of any mortgage broker licensed by the State of Washington Department of Financial Institutions or any mortgage broker exempt from such licensing requirements for a period of ten years. Mr. Brittenham also serves on the board of directors of Highwater Ethanol, LLC, a public company, and East Kansas Agri-Energy, LLC. Mr. Brittenham’s deep knowledge of the ethanol industry and capital markets as well as his senior leadership positions and board experience with other ethanol companies provides the board and committees with extensive industry expertise.

Bruce L. Rastetter was elected Vice Chairman of the Board in January 2012. Mr. Rastetter currently serves as the CEO of Summit Group. Growing out of the modest family farm of his youth, Summit Group is an umbrella organization encompassing various agricultural interests including grain and meat production, renewable energy, and international development ventures. From 2004 to 2011, Mr. Rastetter served as the Chief Executive Officer of Hawkeye Gold, LLC and Hawkeye Energy Holdings, LLC which grew into a producer of over 450 million gallons of ethanol per year and an industry leading commodity marketing business. Prior to these positions, Mr. Rastetter founded Heartland Pork Enterprises, Inc. in 1994, and was the Chief Executive Officer of that company until 2004. Mr. Rastetter provides the board with extensive experience resulting from senior leadership positions where he acquired expertise in managing operations, corporate governance, business development and exit strategies, acting as the chief executive officer of several companies, including a company involved in ethanol marketing. Mr. Rastetter also serves on the board of directors for Growth Energy, an ethanol energy advocacy group, and is the President Pro Tem of the Board of Regents, State of Iowa, the board that governs Iowa’s three public universities and two special schools.

Mr. Rastetter and Mr. Nelson currently serve as the two designees of Hawkeye Energy pursuant to the 2009 Voting Agreement. Mr. Nelson has served as a director of Hawkeye Energy since 2006. On December 21, 2009, Hawkeye Renewables, LLC (“Hawkeye Renewables”), a subsidiary of Hawkeye Energy, filed for reorganization under chapter 11 of the U.S. Bankruptcy Code in Delaware. On May 25, 2010, a Joint Plan of Reorganization of Hawkeye Renewables was filed with the court, which was confirmed on June 2, 2010, and became effective on June 18, 2010, the date on which Hawkeye Renewables emerged from protection under the Bankruptcy Code with new ownership.

Jonathan K. Henness is a Senior Managing Director and a member of the investment committee at CEC. Mr. Henness serves on the board of directors of two biofuel companies — Advanced BioEnergy, LLC, where he sits on the risk management and compensation committees, and E Energy Adams, LLC. Prior to CEC, Mr. Henness worked as a procurement financial analyst at Boeing Company in the Spares Finance Department. He has a Master of Science Degree (MS) with Specialization in Finance from the Eller College of Management at the University of Arizona. Mr. Henness earned a Bachelor of Business Administration degree (BBA) with a Concentration in Finance and a Minor in Economics from Seattle Pacific University, where he graduated magna cum laude. Mr. Henness has successfully passed Level 1 of the Certified Financial Analyst (CFA) Exam and is a candidate for the CFA Level II Exam. Mr. Henness currently serves on our board as one of the two board designees of EIP pursuant to the 2009 Voting Agreement. His extensive knowledge in financial analysis and the ethanol industry provides important guidance to the Company.

John E. Lovegrove has been a director since 2005 and served as chairman from October 2008 to October 2011. He has been a life-long farmer in Fillmore County, Nebraska. For more than the last five years, together with his two brothers, he has operated a family farm consisting of 8,000 acres of irrigated corn, soybeans and Pioneer Hy-Brid International seed corn. Mr. Lovegrove has served on the board from its inception and has first-hand knowledge of our business, thereby enabling him to provide valued independent oversight, guidance and strategy on many issues.

Joshua M. Nelson is a Managing Director at Thomas H. Lee Partners, L.P., a private equity firm based in Boston, Massachusetts where he has worked since 2003. Prior to this, he worked at JPMorgan Partners, the private equity affiliate of JPMorgan Chase. Mr. Nelson has been a director of Hawkeye Energy since 2006. Mr. Nelson also serves on the board of directors of InVentiv Health, Inc., Party City Holdings, Inc., and the board of managers of Hawkeye Energy. Mr. Nelson’s financial acumen and understanding of risk and capital skills enhanced through serving on boards and committees provide the board with unique insight and acquisition experience.

Bryan A. Netsch is the founder of the PRISM Group companies, which provides printing services for large, complex printing projects, as well as high-security, high-liability products such as instant win games. Mr. Netsch currently serves as the Chief Executive Officer of two of the PRISM Group companies and has served in such capacity for more than the past five years. Mr. Netsch has experience with private equity investments, including technology and alternative energy investments. Mr. Netsch holds a variety of patents for printing, packaging and ink coating products. Mr. Netsch was previously an officer of PRISM Graphics, Inc., which filed for bankruptcy in the Northern District of Texas on April 25, 2008. Mr. Netsch provides the board with an extensive business background in finance, operations and acquisitions gained through his experience as a chief executive officer, which enables him to offer important insight into managing the day to day operations of the Company. Mr. Netsch was a member of the original advisory board for Advanced BioEnergy and was elected to the board in 2011.

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

Richard R. Peterson joined our Company as vice president of accounting and finance and chief financial officer in November 2006 and was named chief executive officer of the Company in October 2008. From July 2001 until November 2006, Mr. Peterson served as the director of finance, North American Operations for Nilfisk-Advance, Inc., a manufacturer of commercial and industrial cleaning equipment. Prior to joining Nilfisk-Advance, Mr. Peterson served as the chief financial officer for PPT Vision, Inc., a manufacturer of 2D and 3D vision inspection equipment from April 1999 to July 2001, and served as the chief financial officer of Premis Corporation, a point-of-sale software development company from December 1996 to April 1999. Mr. Peterson currently serves on the board as our CEO Designee pursuant to the 2009 Voting Agreement. Mr. Peterson has intimate knowledge of our business operations, and understands the many challenges of running the Company. We believe his CEO perspective is critical for the board to effectively oversee the affairs of the Company and administration of its strategies.

Section 5.2 of our Operating Agreement provides that the members will by resolution fix the number of directors to be elected at each regular meeting of members. The board will propose for member approval a resolution setting the numbers of directors at eight for the term ending at the 2014 annual meeting of members.

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

Our Audit Committee has (i) reviewed and discussed our audited financial statements for fiscal 2012 with our Company’s management; (ii) discussed with our Company’s independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, regarding communication with audit committees (Codification of Statements on Auditing Standards, AU sec. 380); (iii) received the written disclosures and the letter from our Company’s independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence; and (iv) discussed with our Company’s independent registered public accounting firm the independent registered public accounting firm’s independence. Based on the review and discussions with management and the independent registered public accounting firm referred to above, our committee recommended to the board of directors that the audited financial statements be included in our Company’s annual report on Form 10-K for fiscal 2012 and filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

SCOTT A. BRITTENHAM

JOHN E. LOVEGROVE

TROY L. OTTE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our directors, officers and 10% or greater unit holders to file initial reports of unit ownership and reports of changes in unit ownership with the SEC. Our directors and officers are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us and written representations from our directors and officers, all Section 16(a) filing requirements were met for fiscal 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principal elements of compensation paid to our named executive officers and the compensation philosophy and objectives of our compensation program. Because Richard R. Peterson was our only named executive officer for the fiscal year ended September 30, 2012 and he is currently our only named executive officer, the following discussion focuses on compensation for Mr. Peterson.

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

In 2012, decisions regarding the compensation of Mr. Peterson were made by our board upon the recommendation of our compensation committee.

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

For 2012, the principal components of our compensation for our named executive officer included:

•	base salary;

•	incentive cash bonuses;

•	equity compensation; and

•	perquisites and other personal benefits.

We expect that the principal components of compensation for Mr. Peterson and any other named executive officer who may be hired in 2013 will be comprised of the same principal components, except that Mr. Peterson will not be entitled to any annual performance bonus for fiscal 2013 in consideration of the bonuses paid to Mr. Peterson described further in this Proxy statement under “Executive Compensation — 2013 Bonuses and Unit Appreciation Right.”. These components have typically been included in the employment agreements for any named executive officer, as well as in Company policies. In addition to employment agreements, we have also entered into restricted unit agreements and change of control agreements that are further described below. Mr. Peterson currently has an employment agreement, and a unit appreciation right agreement.

Base Salary

Base salary is targeted to provide named executive officers with a fixed base amount of compensation for services rendered during the year. We believe this is consistent with competitive practices and will help ensure we retain qualified leadership in those positions in light of salary norms in our industry and the general marketplace. Traditionally, base salary for our named executive officers has been included in employment agreements and Mr. Peterson’s employment agreement includes a base salary of $285,000. In the past, the amounts of base salary contained in our employment agreements were determined for each executive based on position and responsibility and other market data. Our compensation committee targeted salaries for our named executive officer at the lower end of the median range for comparable companies. While it has been difficult for the compensation committee to gather information for comparable companies on an on-going basis, the compensation committee periodically reviews base compensation in connection with execution and renegotiation of employment agreements with executives to ensure we maintain a competitive position.

Incentive Cash Bonuses

The compensation committee has used, and expects to continue to use, incentive cash bonuses to focus our management on achieving key Company financial objectives, to motivate certain desired individual behaviors and goals and to reward substantial achievement of these Company financial objectives and individual behaviors and goals.

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

The employment agreement provides that Mr. Peterson is eligible for an annual bonus up to 37% of his base salary, or $105,450, if he achieves certain performance goals. For fiscal 2012, the compensation committee used a formula for its bonus plan based on the following six criteria (the “2012 Performance Criteria”):

(i)	Financial performance (50%). The Company had to achieve budgeted EBITDA of $42 million for fiscal 2012. For this portion of Mr. Peterson’s bonus (50% of total), he would receive $52,725 if the Company achieved 100% of budgeted EBITDA or $42.0 million. Between 0% and 85% of budgeted EBITDA (or $35.7 million), he would receive no payout for financial performance and at 115% of budgeted EBITDA (or $48.3 million), he would receive the maximum financial performance payout of 200% or $105,450, with a straight-line calculation between $35.7 million and $48.3 million of EBITDA;

(ii)	development of the management team, including clarifying responsibilities, establishing clear goals, and implementing a succession planning process (10%);

(iii)	development of a robust benchmarking process and key metrics for the Company to measure ongoing performance (10%);

(iv)	refine the Company’s capital allocation process so that the Company uses consistent analysis to compare use of funds to internal projects analysis (10%);

(v)	develop an appropriate plan for Company rail car procurement and usage in 2012 and 2013 and (10%); and

(vi)	strengthen management-board communication and interaction (10%).

The Company did not achieve the financial performance goals, but the compensation committee and board determined that Mr. Peterson achieved significant progress in the other five criteria and awarded Peterson a performance bonus of $27,500 (the “2012 Performance Bonus”). In awarding this 2012 Performance Bonus, which represents approximately 26.1% of the annual performance bonus that Mr. Peterson was eligible to earn, the Board noted that a significant part of Mr. Peterson’s ongoing efforts in the period from June through September 2012 were focused on the process that led to the Fairmont Sale, and that Mr. Peterson’s ability to achieve the 2012 Performance Criteria was affected by this process.

Equity Compensation

From time to time, the board of directors, upon the recommendation of the compensation committee, has granted our named executive officers equity awards that vest over time through restricted unit agreements. Like the incentive cash bonuses described above, the compensation committee believes that these equity awards encourage our named executive officers to increase their ownership stake in the Company and focus on the long-term performance of the Company. These restricted unit awards have included put rights that provide the named executive officer the right to sell back up to 40% of the vested units to our Company at the then-current fair market value of the membership units to cover the related tax requirements of the individual officers. The compensation committee believes that these put provisions are appropriate since sale of our units is highly restricted under our Operating Agreement. On July 31, 2007, Mr. Peterson was awarded 15,000 units pursuant to a restricted unit agreement. This award is fully vested.

We also entered into a change-of-control agreement with Mr. Peterson that provided him the right to receive units of the Company upon his termination without cause after a change of control. The compensation committee believed that such an agreement was appropriate in the event of such a transaction given the need for the Company’s chief executive officer to be focused on the operations of the Company arising from a change of control if it was in the best interests of our members. Due to the sale of substantially all the assets of our ABE Fairmont subsidiary in December 2012, the Company issued 14,000 units to Mr. Peterson in December 2012 under the change of control agreement and the agreement was then cancelled. Additional information about payouts to Mr. Peterson under this agreement is provided under the heading “Payments upon Resignation, Retirement or Other Termination” below. In addition, in fiscal 2011, we issued Mr. Peterson the option award described below under “Nonqualified Option and Unit Appreciation Right Agreement”, which was fully exercised on December 13, 2012. In fiscal 2013, we issued Mr. Peterson another unit appreciation right as described below under “2013 Bonuses and Unit Appreciation Right”, subject to approval by a majority of members at the 2013 annual meeting of members.

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

Consideration of Results of Prior Year’s Advisory Vote on Executive Compensation

In establishing executive compensation for fiscal 2013, our compensation committee considered the result of our members’ non-binding advisory vote. At our 2012 regular meeting of members, our members approved the non-binding advisory vote on executive compensation as presented in our 2012 Proxy Statement by a vote of 18,918,708 in favor, 337,092 votes against, with 225,029 votes abstaining. Based in part on these results, the committee believes that the current compensation structure is an effective method and the Company has retained the same principal elements of base salary, incentive cash bonuses, equity compensation, and perquisites and other personal benefits.

Compensation Committee Report

The compensation committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on that review and discussion, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully submitted,

Compensation Committee

TROY L. OTTE

JOSHUA M. NELSON

JONATHAN K. HENNESS

Summary Compensation Table

The following table shows, for our Chief Executive Officer, President and Chief Financial Officer, referred to as our named executive officer, information concerning compensation earned for services in all capacities for the fiscal years ended September 30, 2012, September 30, 2011 and September 30, 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Richard R. Peterson	2012	285,000	—	—	27,500	23,707	336,207
Chief Executive Officer,	2011	285,000	—	—	90,840	65,361	441,201
President and Chief Financial Officer	2010	275,000	—	—	75,116	17,201	367,317

(1)	No value has been assigned to the option awards in the Company’s financial statements under Topic ASC 718 because the options only vest under specific circumstances, which took place subsequent to September 30, 2012. These circumstances have been described below in the “Nonqualified Option and Unit Appreciation Right Agreement” section of this proxy statement.
(2)	Amounts consist of bonuses earned under Mr. Peterson’s annual performance based bonus plan.
(3)	The 2012 amounts consist of $11,207 for the portion of the purchase, fuel, insurance and maintenance expense costs for personal use of a Company-owned vehicle. The 2012 amount also includes $12,500 in Company contributions to the 401(k) plan. The 2011 amounts consist of $53,111 for the portion of the lease, fuel, insurance and maintenance expense costs for personal use of a Company-owned vehicle (including the cost to purchase the vehicle), and $12,250 in Company contributions to the 401(k) plan. The 2010 amounts consist of $4,951 for the portion of the lease, fuel, insurance and maintenance expense costs for personal use of a Company-owned vehicle and $12,250 in Company contributions to the 401(k) plan.

Grants of Plan-Based Awards in 2012

The following table sets forth each grant of an award made to a named executive officer during the year ended September 30, 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)(2)
Name	Grant Date	Target ($)	Maximum ($)
Richard R. Peterson	February 20, 2012	105,450	105,450

(1)	The actual payouts received are reflected in the non-equity incentive plan compensation column of the Summary Compensation Table for 2012. The payments of the bonus plan compensation for 2012 were made in January 2013.
(2)	As described above under “Compensation Discussion and Analysis– Incentive Cash Bonuses,” the 2012 incentive bonus plan was comprised of a Company financial target consisting of EBITDA of $42.0 million (50% of total available bonus), and five non-financial goals at 10% each (for a total of 50% bonus available). Under the financial target, Mr. Peterson was not eligible to receive any payout until the Company achieved EBITDA of more than $35.7 million, while the five non-financial criteria were more subjective.

Employment Agreement with Named Executive Officer

On May 11, 2011, the Company entered into a Second Amended and Restated Employment Agreement (“2011 Employment Agreement”) with Richard Peterson, Chief Executive Officer and Chief Financial Officer. Under the 2011 Employment Agreement, Peterson receives (i) an annual base salary of $285,000 effective as of October 1, 2010; (ii) the right to participate in all employee benefit plans and programs of the Company; (iii) use of an automobile while employed by the Company; (iv) three weeks annually of paid vacation time off in accordance with the Company’s normal policies; (v) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses; and (vi) an annual cash performance bonus of up to 37.0% of his base salary based on achievement of certain criteria established by the Company’s compensation committee.

Mr. Peterson agreed, as part of the 2011 Employment Agreement, that (i) he will not divulge our confidential information or any know-how or trade secret information conceived or originated by him during his employ; (ii) he will not take a corporate opportunity from our Company; (iii) he will not engage in competition with our Company; (iv) he will not attempt to hire an employee of our Company during his employ or during a 24-month period thereafter; (v) he will not solicit our customers or suppliers during his employ or during the 24-month period thereafter; and (vi) he will disclose to, and give all rights and ownership to, the Company in any improvements, inventions or copyrightable material he conceives during his employ and relating to our business.

The 2011 Employment Agreement also provided that if Mr. Peterson’s employment is terminated by our Company without “cause” or by Mr. Peterson for “good reason,” Mr. Peterson would receive certain severance payments and benefits, including (i) an amount equal to 52 weeks of Mr. Peterson’s weekly base salary at the time of termination of employment, paid in installments in accordance with our regular payroll practices; (ii) a payment equal to the pro rata portion of any annual cash performance bonus that would have been payable to Mr. Peterson during the fiscal year in which the termination occurs; and (iii) health, dental, disability and life insurance benefits for Mr. Peterson and his dependents for a 12-month period, to the extent that such benefits were in effect at termination, unless Mr. Peterson obtains such coverage through any other employer. In addition, if Mr. Peterson’s employment terminates for the reasons described above in connection with or within two years after a change in control, he will receive an additional 52 weeks of base salary. Mr. Peterson has agreed that the existence of the 2009 Voting Agreement or the exercise of rights thereunder does not constitute a change of control. Upon termination, Mr. Peterson shall promptly deliver to us any and all Company records and property in his possession or under his control. Additional information about Mr. Peterson’s employment agreement, including the definitions of “cause” and “good reason,” is provided under the heading “Payments upon Resignation, Retirement or Other Termination” below.

The Company and Mr. Peterson entered into an Amendment No. 1 dated January 18, 2013 to the 2011 Employment Agreement, under which:

Mr. Peterson has a guaranteed extended employment term of 18 months, from December 7, 2012 through June 7, 2014 (the “Extended Term”). If Mr. Peterson’s employment is terminated by the Company during the Extended Term for any reason other than “for cause” (as defined in the Employment Agreement), Mr. Peterson will be entitled to:

•

the salary to which he would otherwise have been entitled during the Extended Term, which is currently $285,000 per year (the “Guaranteed Salary”), payable through the end of the Extended Term, in accordance with the Company’s normal payroll policies and procedures, provided, however, that if Mr. Peterson voluntarily resigns for any reason during the Extended Term, Mr. Peterson will forfeit the Guaranteed Salary and any severance payments to which he may have otherwise been entitled under the 2011 Employment Agreement;

•

104 weeks (2 years) of Mr. Peterson’s weekly base salary amount immediately prior to his termination date (which base salary amount will not be less than $285,000) (the “Severance Payment”), for a total of $570,000, payable over two years in equal installments in accordance with the Company’s normal payroll policies and procedures; and

•

As part of the Company’s obligation to provide Mr. Peterson with COBRA coverage, the Company will continue to provide insurance coverage under the same terms and conditions as then made available to other Company employees and their families (the employer- and employee-portions being the same as for then-current Company employees) for up to one year following the Termination Date, in an estimated aggregate amount of $20,400 assuming payments continue for the entire year.

Upon Mr. Peterson’s disability (as defined in the Employment Agreement) or death during the Extended Term, the Company will pay Mr. Peterson or Mr. Peterson’s estate, as applicable, the Severance Payment, but Mr. Peterson or Mr. Peterson’s estate, as applicable, will not be entitled to receive the Guaranteed Salary.

On the last day of the Extended Term or June 7, 2014, Mr. Peterson will be entitled to the Severance Payment. However, if Mr. Peterson and the Company enter into a new or amended employment agreement covering the period after the Extended Term, Mr. Peterson will not be entitled to the Severance Payment.

Nonqualified Option and Unit Appreciation Right Agreement

The compensation committee also granted Mr. Peterson an Option Award Agreement, dated May 11, 2011 (the “Option”), to purchase up to 150,000 units at various prices, along with a right, under certain circumstances, to exchange the option for a cash payment equal to the appreciation on the value of the units over the exercise price.

Under this agreement, Mr. Peterson had the right to purchase up to:

50,000 units at $1.50 per unit (Tranche 1);

50,000 units at $3.00 per unit (Tranche 2); and

50,000 units at $4.50 per unit (Tranche 3).

Under the Option terms, each Tranche would vest at a rate of 10,000 units (30,000 units total) each year if Mr. Peterson remained employed on May 11 of each year between 2012 through 2016. If Mr. Peterson died or became disabled during his employment with the Company, those units that would have vested on the next May 11, would immediately vest. If the Company experienced a change in control, all options would immediately become fully vested if the Company was not the surviving entity, or become fully vested if: (i) the Company was the surviving entity and (ii) within two years after the change in control, Mr. Peterson was terminated by the Company without Cause (as defined below) or he resigned for Good Reason (defined in the 2011 Employment Agreement as a material reduction in his duties or his compensation, or a relocation of the Company’s offices greater than 50 miles).

On December 13, 2012, the board of directors, in consideration of the contributions made by Mr. Peterson to the Company during calendar year 2012, and in connection with the Company’s successful sale of the assets of its ABE Fairmont, LLC subsidiary (“Asset Sale”), approved an amendment to the Option under which:

•	All unvested units under the Option were accelerated and vested and exercisable in full on December 13, 2012;

•

Mr. Peterson was allowed to use the proceeds from the Company’s December 14, 2012 special distribution of $4.15 per unit applicable to the Company’s units (“Special Distribution”) to exercise the Option, such that the amount payable by Mr. Peterson to exercise the Option would be reduced by the aggregate Special Distribution applicable to the units so exercised, if the Option was exercised on or before the record date for the Special Distribution;

•	If not exercised prior to December 31, 2012, the Option would expire; and

•	The exercise price of Tranche C of the Award was lowered from $4.50 to $4.15 per unit, the amount of Special Distribution.

Mr. Peterson exercised the Option in its entirety on December 13, 2012.

2013 Bonuses and Unit Appreciation Right

On January 18, 2013, the board of directors, upon the recommendation of the board’s compensation committee, in consideration of the contributions made by Mr. Peterson, the Company’s Chief Executive Officer and Chief Financial Officer to the Company during the fiscal year ended September 30, 2012 and in connection with the Company’s Asset Sale, which closed on December 7, 2012, took several actions with respect to Peterson’s compensation and employment:

Transaction Bonus

The board ratified and approved the payment of a $100,000 bonus to Mr. Peterson on December 29, 2012, recognizing Mr. Peterson’s contributions in connection with the successful closing of the Asset Sale.

Cost-Savings Incentive Bonus

The board approved the payment of a $72,500 bonus, payable immediately, recognizing Mr.Peterson’s contributions in implementing cost-saving measures after closing of the Asset Sale.

Escrow Incentive Bonus

The board authorized the future payment to Mr. Peterson of up to $150,000 (the “Escrow Incentive Bonus”) if the Company receives the maximum of $12.5 million currently in the escrow account created in connection with the Asset Sale. The amount of the Escrow Incentive Bonus will be reduced by $30,000 for each $500,000 of escrow funds drawn by the buyer. Therefore, Mr. Peterson will no longer be entitled to any Escrow Incentive Bonus if more than $2.5 million in escrow funds are drawn by the buyer.

The Escrow Incentive Bonus will be payable to Mr. Peterson no later than 20 business days after the escrow release date. In the event the Company terminates Mr. Peterson’s employment other than “for cause” as defined in the 2011 Employment Agreement, Mr. Peterson will be entitled to the amount of the Escrow Incentive Bonus to which he would otherwise be entitled had he remained employed by the Company at the escrow termination date.

Unit Appreciation Right

The board awarded Mr. Peterson a Unit Appreciation Right (“UAR”) for 200,000 units. The UAR will vest 1/18 per month over an 18 month period beginning December 7, 2012 and be paid in cash upon such time as ABE sells all or substantially all the assets of the South Dakota plants. The UAR will expire four years following the date of grant. The UAR will be issued for no consideration and will have a grant price of $1.15 per unit at the time of the grant. The grant price for the UAR will be reduced by any distribution received by the Company’s unit holders from (i) the $12.5 million placed in escrow or (ii) the $10 million of cash reserved by the Company in connection with the Asset Sale, including any other cash dividend received by the Company’s unit holders from the cash reserves at the parent company, Advanced BioEnergy, LLC. The grant price will also be reduced in the event the escrow proceeds are not distributed to the Company’s unit holders. In order to ensure compliance under Section 162(m) of the Internal Revenue Code, the issuance of the UAR is subject to unit holder approval within 12 months of grant.

Agreement Regarding Fiscal 2013 Annual Performance Bonus

The Company and Mr. Peterson agreed the Cost Savings Bonus, the Escrow Incentive Bonus, and the grant of the UAR are being awarded to Mr. Peterson in lieu of any other Annual Performance Bonus for the Company’s 2013 fiscal year under Section 3(f) of Mr. Peterson’s Employment Agreement, and accordingly, Mr. Peterson will not be entitled to any other annual performance bonus for fiscal 2013.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth certain information concerning equity awards outstanding to the named executive officer at September 30, 2012.

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date (2)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Richard R. Peterson	10,000	40,000	$1.50	May 10, 2021
	10,000	40,000	$3.00	May 10, 2021
	10,000	40,000	$4.50	May 10, 2021
					14,000	$14,700	(1)

(1)	Unit value of $1.05 as of September 30, 2012 based on trading values of comparable competitors.
(2)	All options vested and exercised on December 13, 2012.

2012 Units Vested

The following table sets forth certain information concerning units that have vested during the fiscal year ended September 30, 2012.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Richard R. Peterson	3,000	4,500

(1)	Amount shown is based on a unit price of $1.50, which was the estimated market value of the units at the time that the units vested on October 1, 2011.

Payments Upon Resignation, Retirement or Other Termination

Units Award

On July 31, 2007, the board, upon the recommendation of the compensation committee, granted Mr. Peterson the right to receive units of the Company on the terms and conditions included in the form of a Change in Control Agreement approved by the compensation committee. The board granted Mr. Peterson the right to receive 14,000 units if his employment with the Company or its successor is terminated by the Company or its successor without cause within the earlier of (i) the date the Company signs a definitive agreement governing the change in control, or (ii) 60 days prior to or within two years after a change in control of the Company. On December 13, 2012, the Board approved and ratified the issuance of these 14,000 units under that certain Change in Control Agreement dated July 31, 2007 with Mr. Peterson notwithstanding the fact that Mr. Peterson’s employment was not terminated in connection with a “Change in Control” as required by the Change in Control Agreement. Following this issuance, the Change in Control Agreement was terminated.

Payments under Employment Agreement, as amended

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

The 2011 Employment Agreement provided that If Mr. Peterson’s employment was terminated by the Company without cause or by him for good reason in connection with or after a change in control, Mr. Peterson will receive enhanced severance benefits. For purposes of the 20111 Employment Agreement, a change in control is generally defined as: (i) the acquisition by any individual, entity or group of beneficial ownership of 30% or more of our then-outstanding membership units; (ii) certain changes in the composition of our board; (iii) consummation of a reorganization, merger, consolidation or statutory exchange of our membership units; (iv) consummation of a sale or other disposition of all or a substantial portion of our assets: or (v) approval by our unit holders of a complete liquidation or dissolution of the Company. Each of these transactions is subject to certain exceptions, including circumstances under which if a change of control transaction is caused by a group, acting in concert, that includes Mr. Peterson.

For purposes of the 2011 Employment Agreement, “cause” is generally defined to include: (i) acts of dishonesty intended to result in personal gain or enrichment at the expense of the Company or its affiliates; (ii) unlawful conduct or gross misconduct that is publically detrimental to the reputation or goodwill of the Company; (iii) conviction for, or entry of a no contest or nolo contender plea to, a felony; (iv) willful and deliberate breach of fiduciary obligations; (v) persistent failure to perform material duties or to meet reasonable performance objectives; or (vi) a material breach of the applicable agreement by the individual.

The following table discloses the potential payments and benefits provided upon termination of employment without cause or for Mr. Peterson, as in effect as of September 30, 2012, and calculated as if the termination of his employment occurred on September 30, 2012. As a result of the Asset Sale and the actions taken by the Company’s board of directors on December 13, 2012 and January 18, 2013, in lieu of any of the payments set forth below, in the event of termination of his employment, Mr. Peterson would be entitled to the benefits set forth above under “Employment Agreement with Named Executive Officer.”

			Following Change in Control(2)
Name	Involuntary (Not for Cause) Termination Salary and Bonus		Involuntary (Not for Cause) or Good Reason Termination Salary and Bonus	Value of Units	Benefits
Richard R. Peterson(1)	$312,500	(1)	$597,500	$272,700	$20,400

(1)	Includes one year annual salary and the fiscal year 2012 bonus.
(2)	Includes two years annual salary and the fiscal 2012 bonus plus 164,000 units issuable upon a change in control event at an assumed price of $4.30 per unit, net of exercise price. Includes one year of medical, dental and life insurance premiums for Mr. Peterson and his beneficiaries. Payments and benefits provided upon a change in control or termination of employment would be based on his current annual salary and target bonus.

Director Compensation

The following table shows director compensation earned for each of our non-employee directors during the fiscal year ended September 30, 2012. The Company made these payments in January 2013.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)	All Other Compensation ($)	Total ($)
Scott A. Brittenham	44,300	—	—	44,300
John E. Lovegrove	30,000	—	—	30,000
Joshua M. Nelson	29,000	—	—	29,000
Troy L. Otte	29,000	—	—	29,000
Bruce L. Rastetter	27,700	—	—	27,700
Bryan A. Netsch	27,000	—	—	27,000
Jonathan K. Henness	28,000	—	—	28,000

Fiscal 2013 Director Compensation

On January 18, 2013, our Board of Directors established non-employee director compensation for 2013. For fiscal 2013 board service, each non-employee director will be entitled to receive a $25,000 annual retainer, an additional $2,000 for serving as a member of the audit or risk management committees and an additional $1,000 for serving as a member of the compensation or governance/nominating committee. The board Chairman will receive an additional $10,000 retainer, while the Chairs of the audit and risk management committees will each receive an additional $5,000 retainer, and the Chairs of compensation and governance/nominating committees will each receive an additional $2,500 retainer. Each director is also reimbursed for his reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committees. Directors are not paid additional fees for attending board or committee meetings.

Compensation Committee Interlocks and Insider Participation

None of the members of the board who served on our compensation committee during 2012 have ever been an officer or employee of our Company. No executive officer serves, or in the past has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any other entity that has any of its executive officers serving as a member of our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

The following table sets forth, as of January 25, 2013 , the ownership of units by each member that we know owns beneficially more than 5% of the outstanding units, each director and director nominee, each named officer and all executive officers and directors as a group. At the close of business on January 25, 2013, there were 25,410,851 units issued and outstanding, each of which is entitled to one vote.

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

Name of Beneficial Owner or Identity of Group	Amount and Nature of Beneficial Ownership(#)		Percentage of Outstanding Units
Non-Employee Directors:
John E. Lovegrove	63,000	(1)	*
Scott A. Brittenham	4,423,499	(2)	17.41%
Jonathan K. Henness	—		*
Joshua M. Nelson	—		*
Bryan A. Netsch	1,270,000	(3)	5.00%
Troy L. Otte	103,872		*
Bruce L. Rastetter	8,505,224	(4)	33.47%

Named Executive Officer:
Richard R. Peterson	175,400		*

Executive officer, directors and director nominees as a group (8 persons)	14,540,995		57.22%

More than 5% Owners:
South Dakota Wheat Growers Association	1,271,452		5.00%
110 6th Avenue SE
Aberdeen, SD 57402

Clean Energy Capital, LLC (f/k/a Ethanol Capital Management, LLC)	4,423,499	(2)	17.41%
5151 E. Broadway, Suite 510 Tucson, AZ 85711

Hawkeye Energy Holdings, LLC	8,505,224	(4)	33.47%
224 S. Belle Ave Ames, IA 50010

Bryan A. Netsch
1001 Cross Timbers Road, Suite 2090 Flower Mound, TX 75028	1,270,000	(3)	5.00%

*	Less than 1%
(1)	Includes units owned jointly with Mr. Lovegrove’s spouse.
(2)	Includes: 500,000 units directly owned by Tennessee Ethanol Partners, L.P. (“TEP”), of which CEC (f/k/a Ethanol Capital Management, LLC (“ECM”)) serves as the general partner and investment advisor and has voting and dispositive power. Mr. Brittenham and CEC disclaim beneficial ownership of these units, except to the extent of their pecuniary interests therein.

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

379,617 units directly owned by Ethanol Capital Partners, L.P. Series V (“ECP Series V”), of which CEC is the general partner and investment advisor and has sole voting and dispositive power over its assets. Mr. Brittenham and CEC disclaim beneficial ownership of these units, except to the extent of their pecuniary interest therein. 2,750,000 units are directly owned by EIP, of which CEC is the sole manager. The members in EIP consist of the following: Ethanol Capital Partners, L.P. Series E, Ethanol Capital Partners, L.P. Series H, Ethanol Capital Partners, L.P. Series I, Ethanol Capital Partners, L.P. Series J, Ethanol Capital Partners, L.P. Series L, Ethanol Capital Partners, L.P. Series M, Ethanol Capital Partners, L.P. Series N, Ethanol Capital Partners, L.P. Series O, Ethanol Capital Partners, L.P. Series P, Ethanol Capital Partners, L.P. Series Q and Ethanol Capital Partners, L.P. Series S (collectively, the “LLC Members”). CEC is the general partner of and investment advisor to each LLC Member and has voting and dispositive power over each LLC Member’s assets. Mr. Brittenham and CEC disclaim beneficial ownership of these units, except to the extent of their pecuniary interest therein. ECP Series E, H, I, J, L, M, N, O, P, Q and S own membership interests in EIP. The percentage ownership of each LLC Member in EIP is as follows: ECP Series E owns 21.50%; ECP Series H owns 8.23%; ECP Series I owns 9.06%; ECP Series J owns 3.98%; ECP Series L owns 4.18%; ECP Series M owns 2.86%; ECP Series N owns 14.11%; ECP Series O owns 9.39%; ECP Series P owns 9.38%; ECP Series Q owns 13.87%; and ECP Series S owns 3.43% (ownership percentages may not add to 100% due to rounding).

TEP, ECP Series T, ECP Series R and ECP Series V are distinct stand-alone entities which own their respective units in the Company directly and not through affiliated entities (as EIP beneficially owns its units).

(3)	Includes 692,000 units owned by Netsch Limited Partnership, 80,000 units owned by Lucas D. Netsch, 80,000 units owned by Marcus T. Netsch, 10,000 units owned by Newell P. Netsch Family LP, 80,000 units owned by Nicolas B. Netsch, 80,000 units owned by Thomas M. Netsch, 62,000 units owned by Marcus T. Netsch Trust, 62,000 units owned by Nicolas B. Netsch Trust, 62,000 units owned by Thomas M. Netsch Trust, and 62,000 units owned by Lucas D. Netsch Trust. Mr. Netsch disclaims beneficial ownership of the units held in the trusts, and shares voting and investment power with respect to these units.
(4)	Includes 8,505,224 units owned by Hawkeye Energy of which Messrs. Nelson and Rastetter are on the board of managers. Mr. Nelson disclaims beneficial ownership of these units, except to the extent of his pecuniary interest therein.

2009 Voting Agreement

In August 2099, Hawkeye Energy, entities associated with EIP, South Dakota Wheat Growers Association and certain directors entered into a voting agreement (“2009 Voting Agreement”) in conjunction with the issuance and sale of our units in a private equity offering. The number of units owned by each party to the 2009 Voting Agreement is set forth in the table below.

The 2009 Voting Agreement requires each of the parties thereto to (i) nominate for election to the board the following persons listed below (the “Designees”), (ii) recommend to the members of the Company the Designees, and (iii) vote (or act by written consent) all units beneficially owned by that party at any meeting of our members in favor of the Designees. The Designees include:

•	two representatives designated by Hawkeye Energy — Joshua M. Nelson and Bruce L. Rastetter are currently designated by Hawkeye Energy for this purpose;

•	two representatives designated by EIP — Scott A. Brittenham and Jonathan K. Henness are currently designated by EIP for this purpose; and

•	the Chief Executive Officer of the Company (the “CEO Board Member”) — Richard R. Peterson is currently designated for this purpose.

The 2009 Voting Agreement also requires that each party thereto not take any action that would result in the removal of any of the Designees without the consent of Hawkeye Energy, EIP and the CEO Board Member. Each of the parties to the 2009 Voting Agreement granted to Hawkeye Energy and EIP an irrevocable proxy coupled with an interest to vote such party’s units in accordance with the terms of the 2009 Voting Agreement.

For purposes of Section 13(d) of the Securities Exchange Act of 1934, a total of 14,542,447 units may be deemed to be beneficially owned by virtue of the 2009 Voting Agreement, representing approximately 57.23% of our outstanding units. The number of such units held by each party to the 2009 Voting Agreement is as follows:

Name	Units Owned (#)
John E. Lovegrove	63,000
Ethanol Investment Partners, LLC	2,750,000	(1)
Tennessee Ethanol Partners, L.P.	500,000	(1)
Ethanol Capital Partners L.P., Series T	475,462	(1)
Ethanol Capital Partners L.P., Series R	318,420	(1)
Ethanol Capital Partners L.P., Series V	379,617	(1)
Troy L. Otte	103,872
Richard R. Peterson	175,400
South Dakota Wheat Growers Association	1,271,452
Hawkeye Energy Holdings, LLC	8,505,224	(2)

Total	14,542,447

(1)	Scott A. Brittenham serves as the Managing Member, President and Chief Executive Officer, and Jonathan Henness serves as the Chief Financial Officer and Executive Vice President Finance and Research of CEC, which is the sole manager of EIP and the general partner of TEP and Ethanol Capital Partners, L.P. Series T, R and V.

(2)	Bruce L. Rastetter and Joshua M. Nelson are members of the board of managers of Hawkeye Energy.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Promoters and Related Persons

The term “related person” as defined in Item 404(a) of Regulation S-K refers to our directors, executive officers, holders of more than 5% of our outstanding membership units and the immediate family members of any of those persons.

Related Party Transaction Approval Policy

While we had no written related-party transaction policy in effect prior to March 16, 2012, at our 2012 Annual Meeting of Members, a revised Section 5.11 was added to our Fifth Amended and Restated Operating Agreement to establish a more thorough mechanism for resolving any conflicts of interest that may arise in the future. All future related party transactions, other than grain purchases, will be approved by a majority of the disinterested directors using this procedure. In addition to compensatory transactions described under “Executive Compensation,” we have engaged in the following transactions with our related persons:

Marketing Agreements with Hawkeye Gold

As described below, the Company entered into marketing agreements with Hawkeye Gold. Prior to Hawkeye Energy’s sale of its interest in Hawkeye Gold in January 2011, Hawkeye Gold was an affiliate of Hawkeye Energy, a 34% owner of the Company’s outstanding membership units. As part of the sales price, Hawkeye Energy received continuing royalty payments from Hawkeye Gold related to 2011 and 2012 revenues from legacy customers, including the Company.

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

ABE South Dakota and Hawkeye Gold executed a Distillers Grains Marketing Agreement, dated April 7, 2010, for distillers grains produced at the Aberdeen plants, which became effective on October 1, 2010. The agreement provides that ABE South Dakota agrees to sell and Hawkeye Gold agrees to purchase substantially all of the dried distillers grains, wet distillers grains (including modified wet distiller’s grains) produced at the Aberdeen, South Dakota plants. The agreement expires on July 31, 2013.

Sales to Hawkeye Gold during the year ended September 30, 2012 and receivable balance at September 30, 2012 were:

Net sales	$444,672,000
Receivable balance	277,000

Grain Purchases from South Dakota Wheat Growers Association (“SDWG”)

During fiscal 2012, ABE South Dakota purchased $176.9 million of corn from SDWG pursuant to a grain origination agreement. SDWG owns 5.0% of the Company’s outstanding units.

Grain Purchases from Directors

From October 1, 2011 to September 30, 2012, we made payments for corn for the operation of our Nebraska plant to two of our directors and entities associated with those directors, as summarized in the table below:

Director	Grain Purchases($)
Troy L. Otte	248,059	(1)
John Lovegrove	8,632

(1)	Includes $248,059 in purchases from a corporation in which Mr. Otte has 50% ownership interest, and a limited liability company in which he has an indirect ownership interest.

All purchases were made at prevailing market prices. We expect that purchases will continue on market terms in the future.

Arbitration Settlement and Note, Pledge and Guarantee

As previously disclosed, pursuant to a Settlement Agreement dated as of June 30, 2011, the Company resolved all open issues related to: (i) pending arbitration brought by a former officer of the Company against the Company, (ii) litigation brought by that officer against CEC and Scott Brittenham, a director of the Company and an officer of CEC; (iii) the payment of legal fees by the Company in satisfaction of claims for indemnification by Mr. Brittenham in these matters.

Under the terms of the Settlement Agreement and a separate Master Agreement dated as of June 30, 2011 (“Master Agreement”): (i) the Company agreed to pay $3.4 million to the former officer; (ii) the Company agreed to pay $80,000 in legal fees and costs incurred by Mr. Brittenham, CEC and the CEC Obligors (as defined below), in complete satisfaction of the Company’s indemnification obligations to Mr. Brittenham in connection with the lawsuit; and (iii) the CEC Obligors agreed to jointly and severally reimburse the Company for $450,000 of the $3.4 million and $40,000 of the legal fees incurred by CEC and Mr. Brittenham, by delivery of a $490,00 secured promissory note (“Note”).

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

On December 14, 2012, the Note was fully paid off, and the Pledge and Guarantee were cancelled.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system that have requirements that a majority of the board of directors be independent. However, we use the independence rules of the NASDAQ Stock Market to evaluate the independence of our board of directors. We have determined that five of our non-employee directors, Messrs. Brittenham, Henness, Otte, Lovegrove and Netsch are independent within the definition of independence provided by the rules of the NASDAQ Stock Market. The board made the determination that Mr. Otte was independent even though his corn sales to the Company were $248,059 in fiscal 2012 because all these sales were made at the prevailing market price in an active market. Our board of directors took into account that Mr. Brittenham has voting and disposition control over more than 10% of the Company’s units, but, per SEC Rule 10A-3(e)(1)(ii)(B), ownership of 10% of an issuer’s securities does not create a presumption of affiliation and thus lack of independence and, based upon all other factors, the board made the determination that Mr. Brittenham was independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

McGladrey LLP has been our independent registered public accounting firm since fiscal 2005. Upon recommendation from our audit committee, our board of directors selected McGladrey LLP to serve as our independent registered public accounting firm for our fiscal year ending September 30, 2013, subject to ratification by our members. While it is not required to do so, our board of directors is submitting the selection of this firm for ratification in order to ascertain the view of our members. If the selection is not ratified, our audit committee will reconsider its selection.

Fees Billed by McGladrey LLP

The following table presents the aggregate fees billed for professional services by McGladrey & Pullen LLP and its affiliate, RSM McGladrey, Inc. in our fiscal years ended September 30, 2012 and 2011, for these various services:

Description of Fees	Fiscal 2012 Amount	Fiscal 2011 Amount
Audit fees	$192,000	$186,800
Audit-related fees	—	—

Total audit and audit-related fees	192,000	186,800
Tax fees:
Tax compliance fees	125,000	70,364
Tax consultation and advice fees	—	19,653

Total tax fees	125,000	90,017
All other fees	—	—

Total	$317,000	$276,817

Audit Fees

Audit fees consist of fees billed by McGladrey LLP for audit services related to review of our interim financial statements, ethanol industry Renewable Identification Number (RIN) agreed-upon procedures, audit of our fiscal year-end consolidated financial statement and separate audits of ABE Fairmont, LLC and ABE South Dakota, LLC, and the audit of the Company’s 401(k) plan.

Audit-Related Fees

We were not billed any amounts by McGladrey LLP for audit-related fees during fiscal 2012 or fiscal 2011.

Tax Compliance Fees

We were billed $125,000 and $70,364 by RSM McGladrey, Inc., for compliance services during the years ended September 30, 2012 and 2011, respectively. Compliance services consist of planning and preparation of Company tax returns and related filings. We were required to file two tax returns during fiscal 2012 due to the change of our tax year to December 31 from September 30.

Tax Consultation and Advice Fees

We were billed $0 and $19,653 by RSM McGladrey, Inc., for tax consultation and advice fees mostly related to review of state allocations, tax forecasts, restructuring effects and related issues and other tax advice matters for fiscal 2012 and 2011, respectively.

All Other Fees

We were not billed any amounts by McGladrey LLP for other products and services during fiscal 2012 or fiscal 2011.

Pre-Approval Policies and Procedures

In accordance with Section 10(A)(i) of the Securities Exchange Act of 1934, our audit committee approves the engagement of our independent registered public accounting firm to render audit and non-audit services before those services are rendered, considering, among other things, whether the proposed engagement would impact the independence of the registered public accounting firm. All of the fees reflected above were approved by the audit committee and all of the work was performed by full-time, permanent employees of McGladrey LLP or RSM McGladrey, Inc.

PART IV

ITEM 15.	EXHIBITS

(1) Exhibits — The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2013.

ADVANCED BIOENERGY, LLC (Registrant)

By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer, President, Chief Financial Officer and Director

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer and Chief Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith