Form 10-Q
period 2012-12-31
Advanced BioEnergy, LLC
filed 2013-02-14
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 1, 2013, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2012	September 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,756	$11,210
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $10 and $178 at December 31, 2012 and September 30, 2012, respectively	6,888	14,334
Other receivables	1,756	902
Due from broker	—	1,639
Inventories	6,734	21,544
Prepaid expenses	1,080	1,695
Current portion of restricted cash	7,154	5,309

Total current assets	45,368	56,633

Property and equipment, net	66,615	151,654
Other assets:
Restricted cash	8,000	1,146
Notes receivable-related party	—	510
Other assets	1,276	1,694

Total assets	$121,259	$211,637

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$8,022	$11,536
Accrued expenses	5,034	6,858
Derivative financial instruments	—	910
Current portion of long-term debt (stated principal amount of $3,317 and $52,731 at December 31, 2012 and September 30, 2012, respectively)	5,597	54,863

Total current liabilities	18,653	74,167

Other liabilities	100	182
Deferred income	—	3,534
Long-term debt (stated principal amount of $70,957 and $71,736 at December 31, 2012 and September 30, 2012, respectively)	76,450	77,871

Total liabilities	95,203	155,754

Members’ equity:
Members’ capital, no par value, 25,410,851 and 24,714,180 units issued and outstanding at December 31 ,2012 and September 30, 2012, respectively	68,792	171,250
Accumulated deficit	(42,736)	(115,367)

Total members’ equity	26,056	55,883

Total liabilities and members’ equity	$121,259	$211,637

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three months ended
	December 31, 2012	December 31, 2011
Net sales
Ethanol and related products	$59,491	$68,188
Other	250	167

Total net sales	59,741	68,355
Cost of goods sold	62,286	63,282

Gross profit (loss)	(2,545)	5,073
Selling, general and administrative	2,177	1,183

Operating income (loss)	(4,722)	3,890
Other income	54	25
Interest income	7	8
Interest expense	(1,585)	(358)

Income (loss) from continuing operations	(6,246)	3,565

Income from discontinued operations	78,877	6,527

Net income	$72,631	$10,092

Weighed average units outstanding - basic	25,101	24,714
Weighed average units outstanding - diluted	25,101	24,714

Income (loss) from continuing operations per unit - basic and diluted	$(0.25)	$0.14
Income from discontinued operations per unit-basic and diluted	3.14	0.26

Income per unit - basic and diluted	$2.89	$0.41

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Three Months Ended December 31, 2012

(Dollars in thousands)

(Unaudited)

	Member Units	Members’ Capital	Accumulated Deficit	Total
MEMBERS’ EQUITY - September 30, 2012	24,714,180	$171,250	$(115,367)	$55,883
Unit compensation expense	—	276	—	276
Warrant exercise	532,671	2,290	—	2,290
Exercise of options	164,000	432	—	432
Distribution to members	—	(105,456)	—	(105,456)
Net income	—	—	72,631	72,631

MEMBERS’ EQUITY - December 31, 2012	25,410,851	$68,792	$(42,736)	$26,056

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$72,631	$10,092
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	2,714	5,767
Amortization of deferred financing costs	44	33
Amortization of deferred revenue and rent	(119)	(176)
Amortization of additional carrying value of debt	(494)	(214)
Unit compensation expense	276	1
Gain on disposal of assets	(76,688)	(2)
Loss on warrant derivative liability	1,416	195
Change in risk management activities	—	(231)
Change in working capital components:
Accounts receivable	8,389	(8,649)
Inventories	3,947	2,548
Prepaid expenses	475	445
Accounts payable	(3,514)	3,656
Accrued expenses	(1,909)	(1,567)

Net cash provided by operating activities	7,168	11,898

Cash flows from investing activities:
Purchase of property and equipment	(771)	(1,093)
Proceeds from sale of assets	155,039	—
Decrease in restricted cash	3,128	984

Net cash provided by (used in) investing activities	157,396	(109)

Cash flows from financing activities:
Payments on debt	(50,306)	(11,491)
Exercise of warrant	799	—
Distribution to members	(104,511)	—

Net cash used in financing activities	(154,018)	(11,491)

Net increase in cash and cash equivalents	10,546	298
Beginning cash and cash equivalents	11,210	18,725

Ending cash and cash equivalents	$21,756	$19,023

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,299	$1,457
Supplemental disclosure of non-cash financing and investing activities:
Exercise of options from distribution proceeds	$432	$—
Note receivable settled from distribution proceeds	513	—

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Unaudited)

1. Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. The financial information as of December 31, 2012 and the results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results for the fiscal year ending September 30, 2013.

The Company currently operates three ethanol production facilities in the U.S. with a combined production capacity of 85 million gallons per year. The Company acquired existing facilities in Aberdeen, South Dakota (9 million gallons) and Huron, South Dakota (32 million gallons) in November 2006 and began operations at the 44 million gallon Aberdeen expansion facility in January 2008.

On October 15, 2012, the Company and ABE Fairmont signed an agreement to sell the production facility in Fairmont, NE to Flint Hills Resources, LLC. The transaction closed on December 7, 2012. See Note 2 of the financial statements for further description of the transaction. The results of operations for ABE Fairmont are being disclosed as discontinued operations in fiscal 2013 in accordance with the guidance under ASC Topic 205, section 20 Discontinued Operations.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company’s restricted cash includes cash held for debt service under the terms of its debt agreements, as well as cash held in an escrow account relating to the sale of the Fairmont facility. The escrow account totals $12.5 million and has scheduled release dates at 9 months and 18 months after the December 7, 2012 sale date.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value used to measure fair value (amounts in thousands):

At September 30, 2012	Total	Level 1	Level 2	Level 3
Liabilities - Derivative Financial Instruments	$910	$910	$—	$—
Other Liabilities - Warrant Derivative	75	—	—	75

The Company calculated the fair value of the warrants using the Black-Scholes valuation model. During the three months ended December 31, 2012 and 2011, the Company recognized a loss of $1,416,000 and $195,000 respectively, related to the change in the fair value of the warrant derivative liability. On November 1, 2012, the warrant was exercised and the Company issued 532,671 units. There was an increase in the value of the warrant in the first quarter of fiscal 2013 due to the sale of the Fairmont facility and the resulting distribution paid to unit holders.

The following table reflects the activity for the warrant derivative, the only liability measured at fair value using Level 3 inputs; for the three months ended December 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Beginning balance	$75	$182
Loss related to the change in fair value	1,416	195
Transfer to equity upon exercise	(1,491)	—

Ending balance	$—	$377

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

Income Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Warrants are considered unit equivalents and were not included in the computations of diluted income per unit in the comparative period because their effects were anti-dilutive. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended December 31,
	2012	2011
Numerator:
Basic and diluted earnings per unit:
Income (loss) from continuing operations	$(6,246)	$3,565
Discontinued operations	78,877	6,527

Net income for basic and diluted earnings per unit	$72,631	$10,092

Denominator:
Basic common units outstanding	25,101	24,714
Diluted common units outstanding	25,101	24,714
Income (loss) from continuing operations per unit - basic and diluted	$(0.25)	$0.14
Income from discontinued operations per unit-basic and diluted	3.14	0.26

Income per unit - basic and diluted	$2.89	$0.41

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Discontinued Operations

The Company has classified the results of operations of the Fairmont facility as discontinued operations in the first quarter of fiscal 2013 as a result of the sale of the Fairmont production facility in December 2012, and removed the operating results of Fairmont from continuing operations for all periods presented. The major assets and liabilities relating to the disposal of the operations are disclosed in Note 2. At December 31, 2012, the remaining assets directly related to the sale consist of escrow balances of $12.5 million and $1.1 million of holdbacks related to inventory.

2. Discontinued Operations

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

Pursuant to the Asset Purchase Agreement, consideration for the Asset Sale consisted of $160.0 million, payable in cash, plus Seller’s inventory value, as calculated in accordance with the Asset Purchase Agreement, for the finished products, raw materials, ingredients and certain other supplies located at Seller’s facility. The estimated inventory value at closing was approximately $10.7 million. Under the Asset Purchase Agreement, the Seller paid 90%, or approximately $9.6 million, of the estimated inventory value at closing. Promptly after closing, but no later than 65 days after closing, the final inventory value will be determined by the Seller and Buyer, with a final payment by Buyer or Seller to be made upon determination of that value. Of the total proceeds payable at closing, $12.5 million was placed in escrow to serve as security to satisfy the Seller’s and the Company’s indemnifications obligations to the Buyer, and the Company received approximately $157.2 million.

The Company used these proceeds to repay the outstanding debt principal and interest of $39.8 million as of the closing date and to pay the outstanding transaction costs estimated at $2.2 million. After paying off Seller’s debt and the transaction costs, the Company paid a cash distribution of $105.5 million or $4.15 per unit to its unit holders in December 2012. The Company will have no continuing involvement in the cash flows of the Fairmont facility.

The preliminary major classes of assets and liabilities at September 30, 2012 which were subsequently settled in December 2012 as part of the sale transaction, and the remaining sale-related Fairmont assets are disclosed below (amounts in thousands):

	As of December 31, 2012	As of September 30, 2012
Other receivables	$1,071	$—
Inventories	—	14,580
Current portion of restricted cash	4,500	915

Current assets of discontinued operations	$5,571	$15,495

Property and equipment, net	—	82,341
Restricted cash	8,000	1,146
Other assets	—	418

Non-current assets of discontinued operations	$8,000	$83,905

Accrued expenses	$—	$1,670
Current portion of long-term debt	—	49,110

Current liabilities of discontinued operations	$—	$50,780

Deferred income	—	3,534

Non-current liabilities of discontinued operations	$—	$3,534

Summarized preliminary revenues and expenses included in discontinued operations in the Statements of Operations for the three months ended December 31, 2012 and 2011 are included in the following table (amounts in thousands):

	Three months ended
	December 31, 2012	December 31, 2011
Net sales
Ethanol and related products	$74,099	$96,352
Other	—	—

Total net sales	74,099	96,352
Cost of goods sold	70,583	88,839

Gross profit	3,516	7,513
Selling, general and administrative	1,124	438

Operating loss	2,392	7,075
Other income	206	190
Interest income	6	16
Interest expense	(415)	(754)

Income from operations of discontinued components	2,189	6,527

Gain on disposal of discontinued components	76,688	—

Income from discontinued operations	$78,877	$6,527

The preliminary gain on disposal of discontinued operations is included in the Income from Discontinued Operations total on the Statement of Operations. The gain on disposal is composed of the following items (in thousands):

Proceeds:
Cash Proceeds	$157,249
Escrow	12,500
Inventory holdback	1,071

Total Proceeds	170,820
Assets Sold:
Property, plant and equipment	83,097
Inventory	10,864
Restricted cash	673
Deferred income	(3,422)
Deferred financing costs	396
Prepaid expenses	140

Total Assets Sold	91,748
Transaction costs	2,384

Gain on Disposal of Discontinued Operations	$76,688

3. Inventories

A summary of inventories is as follows (in thousands):

	December 31, 2012	September 30, 2012
Corn	$—	$4,716
Chemicals	682	919
Work in process	1,532	3,992
Ethanol	2,457	6,574
Distillers grain	500	2,637
Supplies and parts	1,563	2,706

Total	$6,734	$21,544

4. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31, 2012	September 30, 2012
Land	$1,811	$3,999
Buildings	9,885	21,351
Process equipment	102,984	226,494
Office equipment	1,357	2,155
Construction in process	—	4,542

	116,037	258,541
Accumulated depreciation	(49,422)	(106,887)

Property and equipment, net	$66,615	$151,654

5. Notes Receivable-Related Party

On June 30, 2011, the Company received a $490,000 promissory note from Ethanol Capital Partners, LP-Series R, Ethanol Capital Partners LP-Series T, Ethanol Capital Partners LP-Series V, Ethanol Investment Partners, LLC and Tennessee Ethanol Partners, LP in connection with payments the Company made in connection with the settlement of arbitration brought by a former officer of the Company against the Company and related litigation brought against a director of the Company. The note was due on July 1, 2016 and accrued interest at the Prime Rate, adjusted annually. The note was secured by a pledge of 4.4 million units of membership in the Company owned by the entities listed above. The note was paid off with the proceeds of the distribution to unit holders in December 2012.

6. Debt

A summary of debt is as follows (in thousands, except percentages):

	December 31, 2012 Interest Rate	December 31, 2012	September 30, 2012
ABE Fairmont:
Senior credit facility - variable	—	$—	$40,740
Seasonal line-variable	—	—	3,000
Subordinate exempt facilities bonds - fixed	—	—	5,370

		—	49,110
ABE South Dakota:
Senior debt principal - variable	3.31%	71,237	72,342
Restructuring fee	N/A	3,037	3,015
Additional carrying value of restructured debt	N/A	7,773	8,267

		82,047	83,624

Total outstanding		82,047	132,734

Additional carrying value of restructured debt	N/A	(7,773)	(8,267)

Stated principal		$74,274	$124,467

The estimated maturities of debt at December 31 are as follows (in thousands):

	Stated Principal	Amortization of Additional Carrying Value of Restructured Debt	Total

2013	$3,317	$2,280	$5,597
2014	2,911	2,508	5,419
2015	3,186	2,408	5,594
2016	64,860	577	65,437

Total debt	$74,274	$7,773	$82,047

Senior Credit Facility for the Fairmont Plant

ABE Fairmont’s outstanding debt under the senior credit facility was paid off on December 7, 2012 from the proceeds of the sale of substantially all the assets of ABE Fairmont.

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant

ABE Fairmont fully paid off the outstanding balance of the revenue bonds on December 7, 2012 from the proceeds of the sale of substantially all the assets of ABE Fairmont.

Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “Senior Credit Agreement”) effective as of June 18, 2010, and further amended on December 9, 2011, which was accounted for under troubled debt restructuring rules. The Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and Portigon AG, New York Branch, (f/k/a West LB) as

Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan in an aggregate principal amount equal to $84.3 million. The interest accrued on outstanding term and working capital loans under the existing credit agreement was reduced to zero. ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lenders due at the earlier of March 31, 2016 or the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as a long-term, non-interest bearing debt on its consolidated balance sheets. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $325,000, payable in installments in fiscal 2014 and 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing it against interest expense over the remaining term of the loan.

Since the future maximum undiscounted cash payments on the Senior Credit Agreement (including principal, interest and the restructuring fee) exceed the adjusted carrying value, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms will be accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring which will result in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is approximately 0.33% over the Three-Month LIBOR (0.64% at December 31, 2012).

The principal amount of the term loan facility is payable in one quarterly payments of $1,105,000 on March 31, 2013, and quarterly payments of $750,000 beginning June 30, 2013, with the remaining principal amount fully due and payable on March 31, 2016.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 2.0%, increasing to 3.0% on June 16, 2013. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 3.0%, and increasing to 4.0% on June 16, 2013. As of December 31, 2012, ABE South Dakota had selected the LIBOR plus 3.0% rate for a period of three months.

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

If commodity spreads do not increase from their current levels in the next twelve months, ABE South Dakota may experience challenges in satisfying its debt service obligations. ABE South Dakota is required to have at least six months of debt service available in the debt service reserve account at March 31, 2013, which is equal to approximately $3.1 million. As of December 31, 2012, ABE South Dakota had approximately $0.1 million in the debt service reserve account. ABE South Dakota has proactively engaged the senior lenders in discussions about possible remedies to the probable event of default that may occur at March 31, 2013 should ABE South Dakota not be able to generate sufficient cash to pay current debt service requirements and provide for six months of additional debt service in the debt service reserve account prior to March 31, 2013. Potential remedies available are requesting relief from current principal payments, interest payments or both and requesting appropriate waivers to avoid an event of default under its senior secured credit agreement.

7. Major Customers

The two operating subsidiaries of the Company, ABE South Dakota and ABE Fairmont, entered into separate marketing agreements (“Ethanol Marketing Agreements”) with Gavilon, LLC, a commodity marketing firm, and affiliated companies (collectively “Gavilon”), on May 4, 2012 (amended on July 31, 2012). The Ethanol Marketing Agreements required the subsidiaries to sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota and Fairmont plants. The terms of the Ethanol Marketing Agreements began on August 1, 2012, and expire on December 31, 2015. In connection with the closing of the sale of substantially all the assets of ABE Fairmont on December 7, 2012, all obligations of ABE Fairmont under the Ethanol Marketing Agreement with Gavilon were terminated.

ABE Fairmont and ABE South Dakota were parties to separate Ethanol Marketing Agreements with Hawkeye Gold, LLC to sell substantially all of the ethanol produced by the facilities beginning in 2010 through April 30, 2013. Effective July 31, 2012, the Company, its subsidiaries, and Hawkeye Gold mutually agreed to terminate their ethanol marketing relationship for the sale of ethanol from the Company’s ethanol production facilities, in exchange for certain payments based on ethanol gallons sold through April 30, 2013. ABE Fairmont has no further obligations under this agreement after December 7, 2012.

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

Sales and receivables from ABE South Dakota’s major customers were as follows (in thousands):

	December 31, 2012	December 31, 2011
Gavilon-Ethanol
Three months revenues	$43,494	$—
Receivable balance at period end	4,633	—

Hawkeye Gold - Ethanol and Distiller Grains
Three months revenues	$8,731	$62,603
Receivable balance at period end	676	3,874

Dakotaland - Distillers Grains
Three months revenues	$5,605	$4,200
Receivable balance at period end	1,003	592

8. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains with forward purchase and sales contracts to reduce volatility in future operating margins. In addition to entering into contracts to purchase 0.6 million bushels of corn in which the futures price was not locked, the Company had entered into the following fixed price forward contracts at December 31, 2012 (in thousands):

		Quantity (000s)	Amount	Period Covered
Natural Gas	Purchase Contracts	25 MMBTUs	$95	Jan 2013
Ethanol	Sale Contracts	226 gallons	462	Jan 2013
Distillers grains	Sale Contracts	12 tons	3,099	Jan 2013
Corn Oil	Sale Contracts	96 pounds	33	Jan 2013

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

9. Members’ Equity

Employment Agreements

In May 2011, the Company granted its Chief Executive Officer an award of unit appreciation rights (“UAR”) with tandem nonqualified unit options. The agreement gave the officer the option to purchase up to 150,000 units in three tranches at prices ranging from $1.50 to $4.50 until May 2021, and under certain circumstances, to exchange the option for a cash payment equal to the appreciation on the value of the units over the exercise price. Each tranche vested at 10,000 units per year if the officer remained employed on May 11 of each year between 2012 and 2016. The units were contingently exercisable only under certain limited circumstances, including a change in control, and therefore the Company did not recognize compensation expense related to the awards until such time that it was probable that these defined circumstances became probable of occurring. In the first quarter of fiscal 2013, the ABE Board provided for the vesting of all units under the UAR agreement in connection with the sale of substantially all the assets of ABE Fairmont. The Company’s Board of Directors also reduced the exercise price of the third tranche to $4.15. The Chief Executive Officer exercised the full award, and the Company issued 150,000 units to the Chief Executive Officer in December 2012 and recorded compensation expense of $212,500.

Change of Control Agreement

On July 31, 2007, the Board granted the Chief Executive Officer the right to receive 14,000 units in connection with a change in control of the Company, subject to the terms and conditions included in his Change in Control Agreement. In December 2012, the Company issued 14,000 units to the Chief Executive Officer under the terms of this agreement as a result of the sale of substantially all Fairmont assets. The Company recorded compensation expense of $60,200 in December 2012, related to this agreement.

Warrants

In October 2009, the Company issued 532,671 warrants to PJC Capital LLC, to purchase units of the Company. The warrants had an exercise price of $1.50 per unit and expired in October 2014. PJC Capital LLC exercised the warrant on November 2, 2012, and the Company issued 532,671 units to PJC. The Company adjusted the fair value of the warrant derivative prior to exercise and recorded an expense of $1.4 million.

Distribution

On December 14, 2012, as a result of the sale of the Fairmont assets, the Company paid a cash distribution to members of $4.15 per unit for a total of $105.5 million.

10. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of December 31, 2012 and September 30, 2012, and the quarters ended December 31, 2012 and 2011. ABE’s ability to receive distributions from its ABE South Dakota subsidiary is based on the terms and conditions in ABE South Dakota’s credit agreement. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. At December 31, 2012, there was $11.0 million of cash at ABE Fairmont, which has no restrictions on distribution to the parent.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Unaudited)

	December 31, 2012	September 30, 2012
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,750	$5,400
Restricted cash	2,500	2,500
Other receivables	531	530
Prepaid expenses	61	31

Total current assets	10,842	8,461

Property and equipment, net	545	586
Other assets:
Investment in ABE Fairmont	23,683	50,154
Investment in ABE South Dakota	(6,672)	(3,161)
Other assets	32	32
Notes receivable-related party	—	510

Total assets	$28,430	$56,582

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$1,354	$30
Accrued expenses	920	487

Total current liabilities	2,274	517

Other liabilities	100	182

Total liabilities	2,374	699
Members’ equity:
Members’ capital, no par value, 25,410,851 and 24,714,180 units issued and outstanding at December 31, 2012 and September 30, 2012, respectively	68,792	171,250
Accumulated deficit	(42,736)	(115,367)

Total members’ equity	26,056	55,883

Total liabilities and members’ equity	$28,430	$56,582

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Unaudited)

	Three months ended
	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiaries	$(3,512)	$4,123
Management fee income from subsidiaries	391	421
Selling, general and administrative expenses	(1,716)	(805)

Operating income (loss)	(4,837)	3,739
Other income	7	22
Interest expense	(1,416)	(196)

Income (loss) from continuing operations	(6,246)	3,565

Income from discontinued operations	78,877	6,527

Net income	$72,631	$10,092

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Unaudited)

	Three months ended
	December 31, 2012	December 31, 2011

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$72,631	$10,092
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	41	36
Equity in earnings of consolidated subsidiaries	(74,337)	(9,705)
Gain on disposal of fixed assets	—	(13)
Amortization of deferred revenue and rent	(7)	(7)
Unit compensation expense	276	—
Loss on warrant derivative liability	1,416	195
Change in working capital components:
Accounts receivable	(4)	28
Prepaid expenses	(30)	6
Accounts payable and accrued expenses	1,757	(442)

Net cash provided by operating activities	1,743	190

Cash flows from investing activities:
Purchase of property and equipment	—	(63)
Proceeds from disposal of fixed assets	—	22
Distributions from subsidiaries	104,319	—

Net cash provided by (used in) investing activities	104,319	(41)

Cash flows from financing activities:
Exercise of warrant	799	—
Distribution to members	(104,511)	—

Net cash used in financing activities	(103,712)	—

Net increase in cash and cash equivalents	2,350	149
Beginning cash and cash equivalents	5,400	3,457

Ending cash and cash equivalents	$7,750	$3,606

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2012 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•

our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	margins can be volatile and could become or remain negative, which may affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;

•	our hedging transactions and mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•

current governmental- mandated tariffs, credits and standards may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects caused by indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operating facilities may experience technical difficulties and not produce the gallons of ethanol we expect and insurance proceeds may not be adequate to cover these production disruptions;

•	our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect a public market to develop;

•	$12.5 million of the proceeds from the sale of our Fairmont facility are subject to the terms of an escrow agreement with the buyer;

•	the ability of our ABE South Dakota subsidiary to make distributions to ABE in light of restrictions in this subsidiary’s credit facility; and

•	the supply of ethanol rail cars in the market is extremely tight, which could affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire.

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

In November 2006, we acquired ABE South Dakota, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our new facility in Aberdeen, South Dakota began in April 2007, and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont, which owned and operated the Fairmont, Nebraska plant and ABE South Dakota, which owns and operates plants in Aberdeen and Huron, South Dakota.

On October 15, 2012, the Company and its wholly-owned subsidiary ABE Fairmont, LLC (“ABE Fairmont”) entered into an asset purchase agreement under which the Company and ABE Fairmont, LLC agreed to sell substantially all of the assets of ABE Fairmont’s ethanol and related distillers and non-food grade corn oil businesses located in Fairmont, Nebraska (the “Asset Sale”) to Flint Hills Resources, LLC. The Asset Sale was completed on December 7, 2012.

The purchase price for the Asset Sale was $160.0 million, plus the value of ABE Fairmont’s inventory at closing. The estimated inventory closing value was $10.7 million, of which 90% or $9.6 million was paid at closing and the remaining $1.1 million subject to final adjustment, will be paid within 65 days of closing. Of the gross proceeds, $12.5 million was paid into an escrow account to secure the indemnification of the Company and ABE Fairmont, with scheduled release dates on the 9-month and 18-month anniversary of closing.

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

FACILITIES

The table below provides a summary of our ethanol plants in operation as of December 31, 2012:

Location	Estimated Annual Ethanol Production	Estimated Annual Distillers Grains Production(1)	Estimated Annual Corn Processed	Primary Energy Source	Builder
	(Million gallons)	(000’s Tons)	(Million bushels)
Aberdeen, SD(2)	9	27	3.2	Natural Gas	Broin
Aberdeen, SD(2)	44	134	15.7	Natural Gas	ICM
Huron, SD	32	97	11.4	Natural Gas	ICM

Consolidated	85	258	30.3

(1)	Our plants produce and sell wet, modified and dried distillers grains. The stated quantities are on a fully dried basis operating at full production capacity.
(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis.

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

Sales of distillers grains have represented 24.0% and 16.5% of our revenues for the quarters ended December 31, 2012 and 2011, respectively. When the plants are operating at capacity they produce approximately 258,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn. Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy, beef, poultry and swine markets. Corn oil sales represented approximately 1% of our revenues for the quarter ended December 31, 2012. We currently sell our corn oil primarily to biodiesel manufacturers.

Plan of Operations Through December 31, 2013

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

Quarter Ended December 31, 2012 Compared to Quarter Ended December 31, 2011

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	20,183	$2.21	21,792	$2.61
Dried distillers grains (tons)	36	240.35	38	186.41
Wet/modified distillers grains (tons)	56	99.26	62	68.70
Corn Oil (pounds)	1,864	0.30	—	—
Corn (bushels)	7,082	7.07	7,673	6.26
Gas (mmbtus)	577	3.98	612	4.25

Net Sales

Net sales for quarter ended December 31, 2012 were $59.7 million compared to $68.4 million for the quarter ended December 31, 2011, a decrease of $8.7 million or 13%. The decrease in revenues was primarily due to a decrease in the average price of ethanol of 15%, as well as a 1.6 million gallon decrease in the volume of gallons. We believe demand in the quarter ended December 31, 2011 increased due to the expiration of the volumetric ethanol excise tax credit (VEETC) blending credit on December 31, 2011, as refiners added to their inventory prior to expiration of the blending credit. The Company experienced declining ethanol margins in calendar 2012 due to an overcapacity in the industry following expiration of the VEETC on December 31, 2011, and an increase in imports from Brazil. The $12.2 million drop in ethanol sales was partially offset by an increase in distillers grains sales of $3.0 million, which was primarily a result of an increase in the average price of approximately 32% in the first fiscal quarter of 2012 compared to 2011. The price of distillers grains generally follows the price of corn, resulting in higher prices in 2012, as well as tighter supplies. During the fiscal quarters ending December 31, 2012 and 2011, 75% and 83%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains and corn oil. We began selling corn oil in April 2012, and sold $0.6 million of oil in the first quarter of fiscal 2013.

Cost of Goods Sold

Costs of goods sold for the quarter ending December 31, 2012 were $62.3 million, compared to $63.3 million for the quarter ending December 31, 2011, an increase of $1.0 million or 1.6%. Corn costs represented 80% and 76% of cost of sales for the fiscal quarters ending December 31, 2012 and 2011. Corn costs increased 13% to $7.07 per bushel in the quarter ending December 31, 2012 from $6.26 per bushel for the quarter ending December 31, 2011, primarily due to drought conditions in the Midwestern region of the United States. The Company believes that corn prices will remain high until the next crop year due to tight supplies. Natural gas costs represented 4% of cost of sales for the fiscal quarters ending December 31, 2012 and 2011. Our average gas prices decreased slightly to $3.98 per mmbtu in the quarter ending December 31, 2012 from $4.25 per mmbtu in the quarter ending December 31, 2011.

Gross Profit

Our gross loss for the quarter ending December 31, 2012 was $2.6 million, compared to gross profit of $5.1 million for the quarter ending December 31, 2011. The decrease in gross profit was primarily due to a decrease in the crush margin during the first quarter of fiscal 2012 compared to 2011. We define the crush margin as the price of ethanol per gallon less the costs of corn and natural gas on a per gallon basis. Crush margins for the quarter ending December 31, 2012 decreased by 53%, compared to the same period in 2011. Margins in the second fiscal quarter may remain weak due to over-capacity in ethanol production, imports from Brazil, and tight corn supplies, among other factors. Recent indications suggest that plant shutdowns around the country may be easing the ethanol supply imbalances, and could lead to improved ethanol prices should the idled production stay off-line for an extended period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

For the quarter ending December 31, 2012, selling, general and administrative expenses were $2.2 million compared to $1.2 million for the quarter ending December 31, 2011. As a percentage of sales, selling, general and administrative expenses increased to 3.6% for the quarter ended December 31, 2012, compared to 1.7% for the quarter ended December 31, 2011, primarily as a result of several non-recurring expenses. In the quarter ended December 31, 2012, we incurred charges relating to environmental audits of $0.2 million, severance accruals of $0.4 million relating to reductions in headcount at our corporate headquarters, and unit compensation costs of $0.3 million as a result of unit grants vesting as a result of the sale of our Fairmont facility.

Excluding these non-recurring costs, the administrative costs for the quarter ended December 31, 2012 were $1.3 million, which is consistent with the quarter ended December 31, 2011.

Interest Expense

Interest expense for the quarter ending December 31, 2012 was $1.6 million, compared to $0.4 million for the quarter ended December 31, 2011, an increase of $1.2 million. The increase was due to a mark-to-market loss of $1.4 million on the warrant derivative prior to its exercise in November 2012. Excluding the mark-to-market loss, interest expense was comparable to fiscal 2012. An increase in the margin on the variable rate loans in accordance with the lending documents was offset by an increase in the amortization of the additional carrying value of debt in the first quarter of fiscal 2013.

Income from Discontinued Operations

During the quarter ended December 31, 2012, we recorded a gain on the sale of $76.7 million from the sale of the production assets of our Fairmont subsidiary.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association, as of January 2013, the estimated ethanol production capacity in the United States is 14.7 billion gallons per year. The demand for ethanol is affected by what is commonly referred to as the “blending wall”, which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 134 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.4 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended December 31, 2012, the average Chicago Opis Spot Ethanol Assessment was $2.359 per gallon and the average NYMEX RBOB spot gasoline price was $2.735 per gallon, or approximately $0.375 per gallon above ethanol prices.

Federal policy has a significant impact on ethanol market demand. Ethanol blenders previously benefited from incentives that encouraged usage and a tariff on imported ethanol that supported the domestic industry, both of which have now expired. Additionally, the renewable fuels standard (“RFS”) mandates increased level of usage of both corn-based and cellulosic ethanol. Any adverse ruling on, or legislation affecting, RFS mandates in the future could have an adverse impact on short-term ethanol prices and our financial performance in the future.

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

Blending Incentives

The Volumetric Ethanol Excise Tax Credit (“VEETC”), often commonly referred to as the “blender’s credit”, was created by the American Jobs Creation Act of 2004. This credit allowed gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. To ensure the blender’s credit spurred growth in domestic production, federal policy also insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. The VEETC and tariff expired on December 31, 2011. The expiration of the tariff appears to have increased imports in the first ten months of calendar 2012 compared to the same period in 2011.

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

Imported Ethanol Tariffs

There was a $0.54 per gallon tariff on imported ethanol, which expired on December 31, 2011. Ethanol imports from 24 countries in Central America and the Caribbean region were exempted from the tariff under the Caribbean Basin Initiative or CBI, which provides that specified nations may export an aggregate of 7% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit. Ethanol imported from Caribbean basin countries may be a less expensive alternative to domestically produced ethanol. Expiration of this tariff could lead to the importation of ethanol from other countries, which may be a less expensive alternative to ethanol produced domestically. Imports in the first ten months of calendar 2012 have increased by 260 million gallons compared to the same period in 2011. Continued imports will most likely result in lower ethanol prices in the domestic market, and could have an unfavorable effect on our operating margins.

European Union Anti-Dumping Investigation

On November 24, 2011, the European Union (EU) initiated anti-dumping and countervailing duty investigations regarding U.S. exports of ethanol to Europe and current U.S. policies surrounding ethanol production and use. Specifically at issue is federal and state incentives to producers or blenders of ethanol, which the EU alleges are allowing U.S. exports to be sold below fair market value in the EU. The EU could potentially impose anti-dumping tariffs for periods of six months to five years, should it find evidence of dumping. In August 2012, the EU began requiring registration of U.S. ethanol imports. The Company does not export any ethanol to Europe at this time. Any imposition of tariffs could reduce U.S. exports to Europe, and possibly other export markets. A reduction of exports to Europe could have an adverse effect on domestic ethanol prices, as the available supply of ethanol for the domestic market would increase. The anti-subsidy investigation was terminated in December 2012 and no countervailing duties will be imposed on U.S. ethanol imports to the EU. On December 19, 2012, the Antidumping Advisory Committee of the EU endorsed a 9.6 percent penalty on U.S. ethanol imports to Europe, which was approved by a majority of EU states on December 20, 2012. The penalty must still be approved by the European Council before it is implemented.

COMPETITION

Ethanol

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of January 2013, current U.S. ethanol production capacity is approximately 14.7 billion gallons per year, with approximately 1.6 billion gallons idle at the current time. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of January 2013, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, in each case including our plants.

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

Distillers Grains

In the sales of our distillers grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 61% of our distillers grain revenues are derived from the sale of dried distillers grains, which have an indefinite shelf life and can be transported by truck or rail, and 39% as modified and wet distillers grains, which have a shorter shelf life and are typically sold in local markets.

In the sales of corn oil, we compete with other ethanol producers. Many producers are adding corn oil technology to their plants.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Existing Debt Obligations

We conduct our business activities and plant operations through Advanced BioEnergy and ABE South Dakota. The liquidity and capital resources are based on the entity’s existing financing arrangements and capital structure. In June 2010, ABE South Dakota entered into the Senior Credit Agreement (as defined below), which eliminated its subordinated debt. There are provisions contained in the financing agreements at ABE South Dakota preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the separate financing agreements.

Advanced BioEnergy, LLC

ABE had cash and cash equivalents of $7.7 million on hand at December 31, 2012. ABE does not have any debt outstanding as of December 31, 2012. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE South Dakota for services provided in connection with operating the ethanol plants. The primary management services provided include risk management, accounting and finance, human resources and other general management-related responsibilities. From time to time ABE may also receive certain allowable distributions from ABE South Dakota based on the terms and conditions in its senior credit agreement.

In December 2012, ABE Fairmont paid down its third party debt from the proceeds of the sale of its Fairmont production facility on December 7, 2012, and distributed $104.3 million of the remaining proceeds to ABE on December 14, 2012. ABE subsequently paid a distribution to its unit holders of $105.5 million or $4.15 per unit on December 14, 2012 as a result of the asset sale. ABE will not receive any distribution from ABE South Dakota for its fiscal 2012 financial results.

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

ABE Fairmont

ABE Fairmont sold its production facility in December 7, 2012 and paid down all outstanding debt from the proceeds from the sale of assets. ABE Fairmont has cash on hand of $11.0 million at December 31, 2012, which is not restricted in its use. ABE Fairmont also has short and long term escrow balances of $4.5 million and $8.0 million, respectively, to secure the indemnification obligations of the Company and ABE Fairmont, with scheduled escrow release dates on the 9-month and 18-month anniversary of closing.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $3.0 million and $0.2 million of restricted cash on hand at December 31, 2012. The restricted cash consists of $0.1 million for a debt service payment reserve, and $0.1 million in an account for maintenance capital expenditures. As of December 31, 2012, ABE South Dakota had interest-bearing term debt outstanding of $71.2 million. In December 2012, $1.7 million was drawn from the debt service reserve account to pay required debt service reserve obligations.

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement dated as of June 16, 2010 and amended on December 9, 2011 (the “Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and Portigon AG, New York Branch (f/k/a West LB), as administrative agent and collateral agent. The principal amount of the term loan facility is payable with a quarterly payment of $1,105,000 on March 31, 2013, followed by quarterly payments of $750,000 starting June 30, 2013, with the remaining principal amount fully due and payable on March 31, 2016.

ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as long-term, non-interest bearing debt. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $325,000, payable in installments in fiscal 2014 and 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing the fee to interest expense over the remaining life of the loan.

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

The Senior Credit Agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the Senior Credit Agreement. The Senior Credit Agreement contains customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control. ABE South Dakota was in compliance with all covenants at December 31, 2012.

If commodity spreads do not increase from their current levels in the next twelve months, ABE South Dakota may experience challenges in satisfying its debt service obligations. ABE South Dakota is required to have at least six months of debt service available in the debt service reserve account at March 31, 2013, which is equal to approximately $3.1 million. As of December 31, 2012, ABE South Dakota had approximately $0.1 million in the debt service reserve account. ABE South Dakota has proactively engaged the senior lenders in discussions about possible remedies to the probable event of default that may occur at March 31, 2013 should ABE South Dakota not be able to generate sufficient cash to pay current debt service requirements and provide for six months of additional debt service in the debt service reserve account prior to March 31, 2013. Potential remedies available are requesting relief from current principal payments, interest payments or both and requesting appropriate waivers to avoid an event of default under its senior secured credit agreement.

CASH FLOWS

The following table shows our cash flows for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31
	2012	2011
	(In thousands)	(In thousands)
Net cash provided by operating activities	$7,168	$11,898
Net cash provided by (used in) investing activities	157,396	(109)
Net cash used in financing activities	(154,018)	(11,491)

Cash Flow from Operations

Our cash flows from operations for the three months ended December 31, 2012 were lower compared to the same period in 2011, primarily due to decreased margins during fiscal 2012.

Cash Flow from Investing Activities

We received more cash from investing activities in the three months ended December 31, 2012, compared to the same period in 2011 primarily due to the sale of our Fairmont facility. We received net proceeds of $155 million from the sale of our Fairmont assets. Our restricted cash balances also decreased due to the pay down of debt from the debt service reserves in the first quarter of fiscal 2013 at Fairmont and South Dakota.

Cash Flow from Financing Activities

We used more cash for financing activities in the first three months of fiscal 2012 due to the pay down of all outstanding debt at ABE Fairmont after the sale of the facility as well as a normal principal payment of $1.1 million at South Dakota.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	December 31, 2012 Interest Rate	December 31, 2012	September 30, 2012
ABE Fairmont:
Senior credit facility - variable	—	$—	$40,740
Seasonal line-variable	—	—	3,000
Subordinate exempt facilities bonds - fixed	—	—	5,370

		—	49,110

	December 31, 2012 Interest Rate	December 31, 2012	September 30, 2012
ABE South Dakota:
Senior debt principal - variable	3.31%	71,237	72,342
Restructuring fee	N/A	3,037	3,015
Additional carrying value of restructured debt	N/A	7,773	8,267

		82,047	83,624

Total outstanding		82,047	132,734

Additional carrying value of restructured debt	N/A	(7,773)	(8,267)

Stated principal		74,274	124,467

The estimated maturities of debt at December 31, 2012 are as follows (in thousands):

	Stated Principal	Amortization of Additional Carrying Value of Restructured Debt	Total
2013	$3,317	$2,280	$5,597
2014	2,911	2,508	5,419
2015	3,186	2,408	5,594
2016	64,860	577	65,437

Total debt	$74,274	$7,773	$82,047

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

GOVERNMENT PROGRAMS AND TAX CREDITS

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. As of December 31, 2012, we have received approximately $4.9 million in refunds under the Nebraska Advantage Act. Our ability to earn future benefits for operations subsequent to December 7, 2012 under this program ceased upon sale of the Fairmont facility in December 2012.

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota has received $0.25 million in fiscal 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider our principal market risk to be the potential changes in commodity prices and their effect on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended December 31, 2012, sales of ethanol represented 75% of our total revenues and corn costs represented 80% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At December 31, 2012, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $2.19 and $6.98, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represent 24% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grains spot price for South Dakota local customers was $245 per ton at December 31, 2012.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 3.7% of total cost of goods sold for the quarter ended December 31, 2012. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At December 31, 2012, the price of natural gas on the NYMEX was $3.351 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At December 31, 2012 we guaranteed prices representing 1.6% of our estimated ethanol production through March 2013 by entering into flat-priced contracts. At December 31, 2012 we had entered into forward sale contracts representing 27.8% of our expected distillers grains production requirements through March 2013. At December 31, 2012, prices of 4.6% of our expected gas usage through March 2013 were fixed with our natural gas providers.

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

	Estimated at Risk Volume (1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	82.3	gallons	10.0%	$2.19	$18.0
Distillers grains	0.10	tons	10.0%	245.50	2.5
Corn	30.3	bushels	10.0%	6.78	20.5
Natural gas	2.1	btus	10.0%	3.35	0.7

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 3.2% of our expected annual gallons capacity of 85 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 55.9% of our expected annual distillers grains production of 285,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for none of our estimated current 30.3 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in 12.4% of our gas usage.
(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of December 31, 2012.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of December 31, 2012, we had $71.2 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest would change by $0.7 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any pending material legal proceedings.

Item 1A. Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 31, 2013, a rail car accident occurred near the Company’s Aberdeen, South Dakota ethanol plant. Frigid temperatures and high winds caused an equipment failure with respect to eight ABE South Dakota hopper rail cars containing distillers grains, pushing these cars away from the plant toward the main rail line. The cars broke through a containment barrier and collided with an empty coal train that was traveling on the BNSF Railway line, resulting in significant damage to two hopper cars and minor damage to six hopper cars. Eight coal cars sustained varying degrees of damage. There was no damage to the Company’s Aberdeen plant and it continues to operate. The Company carries insurance, subject to customary deductibles, and currently believes the accident will not have a material adverse effect on the Company’s financial condition and results of operations.

Item 6. Exhibits

The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: February 14, 2013	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101	The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2012 and September 30, 2012 ; (ii) Consolidated Statements of Operations for the three months ended December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Changes in Member’s Equity for the three months ended December 31, 2012; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements.	Filed Electronically