Form 10-Q
period 2013-03-31
Advanced BioEnergy, LLC
filed 2013-05-15
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	March 31,	September 30,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,054	$11,210
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $178 at March 31, 2013 and September 30, 2012, respectively	7,280	14,334
Other receivables	464	902
Due from broker	—	1,639
Inventories	7,023	21,544
Prepaid expenses	739	1,695
Current portion of restricted cash	7,154	5,309

Total current assets	43,714	56,633

Property and equipment, net	63,901	151,654
Other assets:
Restricted cash	8,000	1,146
Notes receivable-related party	—	510
Other assets	1,211	1,694

Total assets	$116,826	$211,637

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$6,022	$11,536
Accrued expenses	4,806	6,858
Derivative financial instruments	—	910
Current portion of long-term debt (stated principal amount of $74,296 and $52,731 at March 31, 2013 and September 30, 2012, respectively)	81,583	54,863

Total current liabilities	92,411	74,167

Other liabilities	93	182
Deferred income	—	3,534
Long-term debt (stated principal amount of $0 and $71,736 at March 31, 2013 and September 30, 2012, respectively)	—	77,871

Total liabilities	92,504	155,754

Members’ equity:
Members’ capital, no par value, 25,410,851 and 24,714,180 units issued and outstanding at March 31, 2013 and September 30, 2012, respectively	68,792	171,250
Accumulated deficit	(44,470)	(115,367)

Total members’ equity	24,322	55,883

Total liabilities and members’ equity	$116,826	$211,637

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
Net sales
Ethanol and related products	$60,399	$55,117	$119,890	$123,306
Other	993	200	1,243	366

Total net sales	61,392	55,317	121,133	123,672
Cost of goods sold	61,232	56,107	123,519	119,389

Gross profit (loss)	160	(790)	(2,386)	4,283
Selling, general and administrative	1,831	1,453	4,007	2,636

Operating income (loss)	(1,671)	(2,243)	(6,393)	1,647
Other income	63	5	117	30
Interest income	4	8	11	16
Interest expense	(147)	(152)	(1,732)	(510)

Income (loss) from continuing operations	(1,751)	(2,382)	(7,997)	1,183

Income from discontinued operations	17	1,580	78,894	8,107

Net income (loss)	$(1,734)	$(802)	$70,897	$9,290

Weighed average units outstanding—basic	25,411	24,714	25,254	24,714
Weighed average units outstanding—diluted	25,411	24,752	25,254	24,714
Income (loss) from continuing operations per unit—basic and diluted	$(0.07)	$(0.10)	$(0.32)	$0.05
Income from discontinued operations per unit—basic and diluted	0.00	0.06	3.12	0.33

Income (loss) per unit—basic and diluted	$(0.07)	$(0.03)	$2.81	$0.38

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Six Months Ended March 31, 2013

(Dollars in thousands)

(Unaudited)

	Member	Members’	Accumulated
	Units	Capital	Deficit	Total
MEMBERS’ EQUITY—September 30, 2012	24,714,180	$171,250	$(115,367)	$55,883
Unit compensation expense	—	276	—	276
Warrant exercise	532,671	2,290	—	2,290
Exercise of options	164,000	432	—	432
Distribution to members	—	(105,456)	—	(105,456)
Net income	—	—	70,897	70,897

MEMBERS’ EQUITY—March 31, 2013	25,410,851	$68,792	$(44,470)	$24,322

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$70,897	$9,290
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	5,428	11,548
Amortization of deferred financing costs	66	66
Amortization of deferred revenue and rent	(126)	(351)
Amortization of additional carrying value of debt	(980)	(431)
Unit compensation expense	276	2
Gain on disposal of assets	(76,688)	—
Loss on warrant derivative liability	1,416	158
Change in risk management activities	—	(867)
Change in working capital components:
Accounts receivable	9,289	8,608
Inventories	3,658	(5,939)
Prepaid expenses	816	337
Accounts payable	(5,514)	2,628
Accrued expenses	(2,137)	(537)

Net cash provided by operating activities	6,401	24,512

Cash flows from investing activities:
Purchase of property and equipment	(771)	(3,242)
Proceeds from sale of assets, net of transaction costs	155,039	—
Change in other assets	65	57
Change in restricted cash	3,128	(52)

Net cash provided by (used in) investing activities	157,461	(3,237)

Cash flows from financing activities:
Payments on debt	(50,306)	(14,841)
Exercise of warrant	799	—
Distribution to members	(104,511)	—

Net cash used in financing activities	(154,018)	(14,841)

Net increase in cash and cash equivalents	9,844	6,434
Beginning cash and cash equivalents	11,210	18,725

Ending cash and cash equivalents	$21,054	$25,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,897	$2,399
Supplemental disclosure of non-cash financing and investing activities:
Exercise of options from distribution proceeds	$432	$—
Note receivable settled from distribution proceeds	513	—
Equipment purchased but not yet paid for	—	645

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 and 2012

(Unaudited)

1. Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned operating subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. The financial information as of March 31, 2013 and the results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the results for the fiscal year ending September 30, 2013. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

The Company currently operates three ethanol production facilities in the U.S. with a combined production capacity of 85 million gallons per year. The Company acquired existing facilities in Aberdeen, South Dakota (9 million gallons) and Huron, South Dakota (32 million gallons) in November 2006 and began operations at the 44 million gallon Aberdeen expansion facility in January 2008.

On December 7, 2012, the Company and ABE Fairmont sold the production facility in Fairmont, NE to Flint Hills Resources, LLC. See Note 3 of the financial statements for further description of the transaction. In accordance with the guidance under ASC Topic 205, section 20 Discontinued Operations, the results of operations for ABE Fairmont are disclosed as discontinued operations in this form 10-Q.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value at September 30, 2012. There were no balances at March 31, 2013 (amounts in thousands):

At September 30, 2012	Total	Level 1	Level 2	Level 3
Liabilities—Derivative Financial Instruments	$910	$910	$—	$—
Other Liabilities—Warrant Derivative	75	—	—	75

The Company calculated the fair value of the warrants using the Black-Scholes valuation model. During the six months ended March 31, 2013 and 2012, the Company recognized a loss of $1,416,000 and $158,000 respectively, related to the change in the fair value of the warrant derivative liability. On November 1, 2012, the warrant was exercised and the Company issued 532,671 units. Prior to its exercise, the warrant’s value increased in the first quarter of fiscal 2013 due to the pending sale of the Fairmont facility.

The following table reflects the activity for the warrant derivative, the only liability measured at fair value using Level 3 inputs; for the six months ended March 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Beginning balance	$75	$182
Loss related to the change in fair value	1,416	158
Transfer to equity upon exercise	(1,491)	—

Ending balance	$—	$340

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

Derivative Instruments/Due From Broker

On occasion, the Company has entered into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases and forecasted ethanol sales. Accounting for derivative contracts requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated, forecasted transaction.

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

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer, generally a marketer, as specified in the specific contractual agreement with the marketer. At all of the Company’s plants, revenue is recognized upon the release of the product for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfer to customers, which generally occurs at the time of shipment. Co-products and related products are generally shipped free on board (“FOB”) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

Income Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Warrants are considered unit equivalents and were not included in the computations of diluted income per unit in the comparative period for the six months ended March 31, 2012 and 2013 because their effects were anti-dilutive, but were included in the computations for the quarter ended March 31, 2012 and 2013. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Numerator:
Basic earnings per unit:
Income (loss) from continuing operations	$(1,751)	$(2,382)	$(7,997)	$1,183
Discontinued operations	17	1,580	78,894	8,107

Net income (loss) for basic earnings per unit	$(1,734)	$(802)	70,897	9,290

Diluted earnings per unit:
Income (loss) from continuing operations	$(1,751)	$(2,382)	$(7,997)	$1,183
Change in fair value of warrant derivative liability	—	(37)	—	—

Income (loss) from continuing operations for diluted earnings per unit	(1,751)	(2,419)	(7,997)	1,183
Discontinued operations	17	1,580	78,894	8,107

Net income (loss) for diluted earnings per unit	$(1,734)	$(839)	$70,897	$9,290

Denominator:
Basic common units outstanding	25,411	24,714	25,254	24,714
Diluted common units outstanding	25,411	24,752	25,254	24,714
Income (loss) from continuing operations per unit - basic and diluted	$(0.07)	$(0.10)	$(0.32)	$0.05
Income from discontinued operations per unit-basic and diluted	0.00	0.06	3.12	0.33

Income (loss) per unit - basic and diluted	$(0.07)	$(0.03)	$2.81	$0.38

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Discontinued Operations

The Company has classified the results of operations of the Fairmont facility as discontinued operations in the first quarter of fiscal 2013 as a result of the sale of the Fairmont production facility in December 2012, and removed the operating results of the Fairmont facility from continuing operations for all periods presented. The major assets and liabilities relating to the disposal of the operations are disclosed in Note 3. At March 31, 2013, the remaining assets directly related to the sale consist of escrow balances of $12.5 million.

2. ABE South Dakota Liquidity and Management’s Plan

Due to the deterioration in operating margins during calendar 2012, ABE South Dakota has experienced challenges in generating sufficient cash flow to satisfy all its debt service obligations. As of March 31, 2013, ABE South Dakota was unable to pay its quarterly principal payment of $1,105,000 and replenish the debt service reserve as required, but did remit its required interest payment.

ABE South Dakota is generating sufficient cash flow to meet all current obligations necessary for daily operation of its plants, excluding the senior debt principal payments and debt service reserve replenishments, and its plants continue to operate efficiently. At March 31, 2013, excluding current principal due, ABE South Dakota had working capital of $9.6 million. Net working capital excluding current principal due increased by $1.4 million in the second fiscal quarter primarily due to improving margins in the month of March 2013, but has decreased by $1.0 million since September 2012 and $6.0 million since September 2011 as a result of capital improvements, payment of debt service obligations, and the overall decline in operating margins over the period.

Beginning in the first quarter of fiscal 2013, ABE South Dakota proactively engaged the senior lenders in discussions about remedies for the payment shortfall that was expected to occur at March 31, 2013. Pursuant to a waiver agreement dated as of March 28, 2013, and fully executed on April 17, 2013, the senior lenders waived ABE South Dakota’s obligation to make the $1.1 million principal payment and fund the debt service reserve, as well as other non-financial obligations until June 30, 2013. The Company and ABE South Dakota are engaged in discussions with the senior lenders with respect to ABE South Dakota’s overall capital structure and a long-term solution to its obligations under the Senior Credit Agreement. Successful solutions may include a restructuring or a refinancing of the current senior credit facility.

Although the Company intends to pursue long-term solutions, we cannot ensure that it will be able to do so on terms acceptable to the Company or to the senior lenders. If ABE South Dakota is unable to reach an agreement with the senior lenders prior to June 30, 2013, extend the time period of the waiver, or generate sufficient cash flow to satisfy the debt service obligations, the senior lenders could declare a default under the Senior Credit Agreement and exercise their remedies under the Senior Credit Agreement, including foreclosing on the ABE South Dakota ethanol plants.

3. Discontinued Operations

On October 15, 2012, ABE Fairmont (“Seller”), the Company, Flint Hills Resources Fairmont, LLC, a Delaware limited liability company (“Flint Hills” or “Buyer”), and Flint Hills Resources, LLC, a Delaware limited liability company, signed an Asset Purchase Agreement under which ABE Fairmont agreed to sell to Buyer, substantially all of the assets of ABE Fairmont, pursuant to the terms and conditions of the Asset Purchase Agreement (the “Asset Sale”). The Asset Sale was completed on December 7, 2012.

Pursuant to the Asset Purchase Agreement, consideration for the Asset Sale consisted of $160.0 million, payable in cash, plus Seller’s inventory value, as calculated in accordance with the Asset Purchase Agreement, for the finished products, raw materials, ingredients and certain other supplies located at Seller’s facility. The estimated inventory value at closing was approximately $10.7 million. Under the Asset Purchase Agreement, the Seller paid 90%, or approximately $9.6 million, of the estimated inventory value at closing. The remaining inventory value was received in February 2013. Of the total proceeds payable at closing, $12.5 million was placed in escrow to serve as security to satisfy the Seller’s and the Company’s indemnifications obligations to the Buyer, and the Company received approximately $157.2 million.

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

The preliminary major classes of assets and liabilities relating to discontinued operations at September 30, 2012 that were subsequently settled in December 2012 as part of the sale transaction, and the remaining sale-related Fairmont assets included in the consolidated balance sheets as of March 31, 2013 and September 30, 2012 are disclosed below (amounts in thousands):

	As of	As of
	March 31, 2013	September 30, 2012
Inventories	$—	$14,580
Current portion of restricted cash/escrow	4,500	915

Current assets of discontinued operations	$4,500	$15,495

Property and equipment, net	—	82,341
Restricted cash/escrow	8,000	1,146
Other assets	—	418

Non-current assets of discontinued operations	$8,000	$83,905

Accrued expenses	$—	$1,670
Current portion of long-term debt	—	49,110

Current liabilities of discontinued operations	$—	$50,780

Deferred income	—	3,534

Non-current liabilities of discontinued operations	$—	$3,534

Summarized preliminary revenues and expenses included in discontinued operations in the Statements of Operations for the three and six months ended March 31, 2013 and 2012 are included in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
Net sales
Ethanol and related products	$—	$83,161	$74,099	$179,512

Total net sales	—	83,161	74,099	179,512
Cost of goods sold	—	80,721	70,584	169,560

Gross profit (loss)	—	2,440	3,515	9,952
Selling, general and administrative	241	560	1,365	997

Operating income (loss)	(241)	1,880	2,150	8,955
Other income	249	339	456	529
Interest income	9	4	15	19
Interest expense	—	(643)	(415)	(1,396)

Income from operations of discontinued components	17	1,580	2,206	8,107

Gain on disposal of discontinued operations	—	—	76,688	—

Income from discontinued operations	$17	$1,580	$78,894	$8,107

The preliminary gain on disposal of discontinued operations is included in the Income from Discontinued Operations total on the Statement of Operations. The gain on disposal is composed of the following items (in thousands):

Proceeds:
Cash proceeds	$157,249
Escrow	12,500
Inventory holdback	1,071

Total Proceeds	170,820
Assets Sold:
Property, plant and equipment	83,097
Inventory	10,864
Restricted cash	673
Deferred income	(3,422)
Deferred financing costs	396
Prepaid expenses	140

Total Assets Sold	91,748
Transaction costs	2,384

Gain on Disposal of Discontinued Operations	$76,688

4. Inventories

A summary of inventories is as follows (in thousands):

	March 31,	September 30,
	2013	2012
Corn	$—	$4,716
Chemicals	590	919
Work in process	1,572	3,992
Ethanol	2,766	6,574
Distillers grain	553	2,637
Supplies and parts	1,542	2,706

Total	$7,023	$21,544

5. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	March 31,	September 30,
	2013	2012
Land	$1,811	$3,999
Buildings	9,885	21,351
Process equipment	102,984	226,494
Office equipment	1,357	2,155
Construction in process	—	4,542

	116,037	258,541
Accumulated depreciation	(52,136)	(106,887)

Property and equipment, net	$63,901	$151,654

6. Notes Receivable-Related Party

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

7. Debt

A summary of debt is as follows (in thousands, except percentages):

	March 31,
	2013	March 31,	September 30,
	Interest Rate	2013	2012
ABE Fairmont:
Senior credit facility—variable	—	$—	$40,740
Seasonal line-variable	—	—	3,000
Subordinate exempt facilities bonds—fixed	—	—	5,370

		—	49,110
ABE South Dakota:
Senior debt principal—variable	3.28%	71,237	72,342
Restructuring fee	N/A	3,059	3,015
Additional carrying value of restructured debt	N/A	7,287	8,267

		81,583	83,624

Total outstanding		81,583	132,734

Less: Additional carrying value of restructured debt	N/A	7,287	8,267

Stated principal		$74,296	$124,467

The debt is classified as a current liability at March 31, 2013 as discussed below.

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

Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “Senior Credit Agreement”) effective as of June 18, 2010, and further amended on December 9, 2011, which was accounted for under troubled debt restructuring rules. The Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and an Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan in an aggregate principal amount equal to $84.3 million. The interest accrued on outstanding term and working capital loans under the existing credit agreement was reduced to zero. ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lenders due at the earlier of March 31, 2016 or the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as a long-term, non-interest bearing debt on its consolidated balance sheets. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $325,000, payable in installments in fiscal 2014 and 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing it against interest expense over the remaining term of the loan.

Since the future maximum undiscounted cash payments on the Senior Credit Agreement (including principal, interest and the restructuring fee) exceed the adjusted carrying value, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms will be accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring, which will result in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is approximately 0.35% over the Three-Month LIBOR (0.64% at March 31, 2013).

The principal amount of the term loan facility is payable in one quarterly payment of $1,105,000 on March 31, 2013, and eleven quarterly payments of $750,000 beginning June 30, 2013, with the remaining principal amount fully due and payable on March 31, 2016. As noted below, the Company did not make its March 31, 2013 principal payment, and the senior lender waived this payment until June 30, 2013.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 2.0%, increasing to 3.0% on June 16, 2013. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 3.0%, and increasing to 4.0% on June 16, 2013. As of March 31, 2013, ABE South Dakota had selected the LIBOR plus 3.0% rate for a period of one month.

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

The Senior Credit Agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the Senior Credit Agreement. The Senior Credit Agreement contains customary events of default and includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control.

Due to the deterioration in operating margins during calendar 2012, ABE South Dakota has experienced challenges in generating sufficient cash flow to satisfy its debt service obligations. As of March 31, 2013, ABE South Dakota was unable to pay its quarterly principal payment of $1,105,000 and replenish the debt service reserve as required, but did remit its required interest payment. ABE South Dakota is required to have at least six months of debt service available in the debt service reserve account at March 31, 2013, which is equal to approximately $3.1 million.

Although ABE South Dakota has sufficient working capital to fund daily operations, it did not have sufficient cash for its March 31, 2013 principal payment, or to replenish the debt service reserve account.

Beginning in the first quarter of fiscal 2013, ABE South Dakota proactively engaged the senior lenders in discussions about possible remedies for the payment shortfall that was expected to occur at March 31, 2013. Pursuant to a waiver agreement dated as of March 28, 2013, and fully executed on April 17, 2013, the senior lenders waived ABE South Dakota’s obligation to make the $1.1 million principal payment and fund the debt service reserve, as well as other non-financial obligations until June 30, 2013. The Company and ABE South Dakota are engaged in discussions with the senior lenders with respect to ABE South Dakota’s overall capital structure and a long-term solution to its obligations under the Senior Credit Agreement.

As the covenant waiver does not extend for twelve months, and the Company believes subsequent violations are probable, the Company has classified the senior debt as current in its March 31, 2013 balance sheet.

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

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of distillers grains produced at the ABE South Dakota Huron plant to third parties for an agreed-upon commission. The Company currently has an agreement with Hawkeye Gold to market the distillers grains produced at the ABE South Dakota Aberdeen plants through July 31, 2013. ABE South Dakota has signed an agreement with Gavilon to market the dried distillers grains from the Aberdeen plant, effective August 1, 2013 until July 31, 2016.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	March 31,	March 31,
	2013	2012
Gavilon-Ethanol
Six months revenues	$89,013	$—
Receivable balance at period end	4,097	—
Hawkeye Gold—Ethanol and Distiller Grains
Six months revenues	$17,337	$112,575
Receivable balance at period end	1,340	2,562
Dakotaland—Distillers Grains
Six months revenues	$10,923	$8,978
Receivable balance at period end	968	720

9. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains with forward purchase and sales contracts to reduce volatility in future operating margins. In addition to entering into contracts to purchase 1.0 million bushels of corn in which the futures price was not locked, the Company had entered into the following fixed price forward contracts at March 31, 2013 (in thousands):

		Quantity (000s)	Amount	Period Covered
Corn	Purchase Contracts	700 bushels	$5,094	April 2013
Natural Gas	Purchase Contracts	6 MMBTUs	29	April 2013
Ethanol	Sale Contracts	2,600 gallons	6,453	April 2013
Distillers grains	Sale Contracts	12 tons	3,218	April 2013
Corn Oil	Sale Contracts	144 pounds	52	April 2013

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

10. One-time Termination Benefit

Subsequent to the sale of its Fairmont facility, the Company implemented a program reducing the numbers of its headquarters staff to align its staffing with the smaller remaining operations. Some of the affected employees will continue to provide services to the Company through various dates until July 2013.

In connection with this program, the Company has recognized expense of $0.9 million, with an additional $0.4 million expected through June 2013. The expenses were classified as administrative costs of $0.8 million and $0.1 million as discontinued operations.

At March 31, 2013, the accrued liability associated with the one-time termination benefits consisted of the following (in thousands):

Workforce
Reduction
Beginning balance at October 1, 2012	$—
Charges	939
Payments	(205)

Ending balance at March 31, 2013	$734

11. Members’ Equity

Employment Agreements

In May 2011, the Company granted its Chief Executive Officer an award of unit appreciation rights (“UAR”) with tandem nonqualified unit options. The agreement gave the officer the option to purchase up to 150,000 units in three tranches at prices ranging from $1.50 to $4.50 until May 2021, and under certain circumstances, to exchange the option for a cash payment equal to the appreciation on the value of the units over the exercise price. Each tranche vested at 10,000 units per year if the officer remained employed on May 11 of each year between 2012 and 2016. The units were contingently exercisable only under certain limited circumstances, including a change in control, and therefore the Company did not recognize compensation expense related to the awards until such time that it was probable that these defined circumstances became probable of occurring. In the first quarter of fiscal 2013, the ABE Board accelerated the vesting of all units under the UAR agreement in connection with the sale of substantially all the assets of ABE Fairmont. The Company’s Board of Directors also reduced the exercise price of the third tranche to $4.15. The Chief Executive Officer exercised the full award, and the Company issued 150,000 units to the Chief Executive Officer in December 2012 and recorded compensation expense of $212,500.

In January 2013, the Company awarded its Chief Executive Officer a unit appreciation right for 200,000 units, which was approved by the Company’s unit holders on March 22, 2013 at the Company’s Regular Meeting of Members. The UAR vests 1/18 per month over an 18-month period that Mr. Peterson remains employed, beginning December 7, 2012 and be paid in cash upon such time as ABE sells all or substantially all the assets of the South Dakota plants. The UAR was issued for no consideration and had a grant price of $1.15 per unit at the time of the grant. The grant price for the UAR will be reduced by any distribution received by the Company’s unit holders from (i) the $12.5 million placed in escrow or (ii) the $10 million of cash reserved by the Company in connection with the sale of the Fairmont plant, or (iii) any other cash dividend received by the Company’s unit holders from the cash reserves at Advanced BioEnergy, LLC. The grant price will also be reduced in the event the $12.5 million of escrow proceeds or the $10.0 million of cash retained by the Company are not distributed to the Company’s unit holders. The units are contingently exercisable only under certain limited circumstances, and therefore the Company is not recognizing compensation expense related to the awards until such time that these defined circumstances are probable of occurring.

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

12. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of March 31, 2013 and September 30, 2012, and the three and six months ended March 31, 2013 and 2012. ABE’s ability to receive distributions from its ABE South Dakota subsidiary is based on the terms and conditions in ABE South Dakota’s credit agreement. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. At March 31, 2013, there was $11.5 million of cash at ABE Fairmont, which has no restrictions on distribution to the parent.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2013	2012
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,462	$5,400
Restricted cash	2,500	2,500
Other receivables	371	530
Prepaid expenses	39	31

Total current assets	9,372	8,461

Property and equipment, net	504	586
Other assets:
Investment in ABE Fairmont	23,191	50,154
Investment in ABE South Dakota	(7,529)	(3,161)
Other assets	32	32
Notes receivable-related party	—	510

Total assets	$25,570	$56,582

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$71	$30
Accrued expenses	1,084	487

Total current liabilities	1,155	517

Other liabilities	93	182

Total liabilities	1,248	699
Members’ equity:
Members’ capital, no par value, 25,410,851 and 24,714,180 units issued and outstanding at March 31, 2013 and September 30, 2012, respectively	68,792	171,250
Accumulated deficit	(44,470)	(115,367)

Total members’ equity	24,322	55,883

Total liabilities and members’ equity	$25,570	$56,582

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiary	$(857)	$(1,846)	$(4,369)	$2,278
Management fee income from subsidiary	401	428	792	849
Selling, general and administrative expenses	(1,297)	(1,013)	(3,012)	(1,819)

Operating income (loss)	(1,753)	(2,431)	(6,589)	1,308
Other income (expense)	(2)	12	(3)	33
Interest income (expense)	4	37	(1,405)	(158)

Income (loss) from continuing operations	(1,751)	(2,382)	(7,997)	1,183

Income from discontinued operations	17	1,580	78,894	8,107

Net income (loss)	$(1,734)	$(802)	$70,897	$9,290

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$70,897	$9,290
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	82	80
Equity in earnings of consolidated subsidiaries	(73,501)	(8,527)
Distributions from consolidated subsidiaries	104,832	3,828
Gain on disposal of fixed assets	—	(17)
Amortization of deferred revenue and rent	(14)	(14)
Unit compensation expense	276	2
Loss on warrant derivative liability	1,416	158
Change in working capital components:
Accounts receivable	156	(135)
Prepaid expenses	(8)	6
Accounts payable and accrued expenses	638	(325)

Net cash provided by operating activities	104,774	4,346

Cash flows from investing activities:
Purchase of property and equipment	—	(129)
Proceeds from disposal of fixed assets	—	60
	—	—

Net cash used in investing activities	—	(69)

Cash flows from financing activities:
Exercise of warrant	799	—
Distribution to members	(104,511)	—

Net cash used in financing activities	(103,712)	—

Net increase in cash and cash equivalents	1,062	4,277
Beginning cash and cash equivalents	5,400	3,457

Ending cash and cash equivalents	$6,462	$7,734

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

•

margins can be volatile and could become or remain negative, which has affected and may continue to affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;

•	our hedging transactions and mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•

current government mandated tariffs, credits and standards may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects caused by indirect land use, may have an adverse effect on our business;

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

•

the supply of ethanol rail cars in the market is extremely tight, which could affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire; and

•

the ability of the Company and its ABE South Dakota subsidiary to restructure, or otherwise negotiate new terms on, ABE South Dakota’s debt in a manner that would enable ABE South Dakota to service this debt.

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

In November 2006, we acquired ABE South Dakota, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our new facility in Aberdeen, South Dakota began in April 2007, and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont, which owned and operated the Fairmont until December 2012, Nebraska plant and ABE South Dakota, which owns and operates plants in Aberdeen and Huron, South Dakota.

On October 15, 2012, the Company and its wholly–owned subsidiary ABE Fairmont, LLC (“ABE Fairmont”) entered into an asset purchase agreement under which the Company and ABE Fairmont, LLC agreed to sell substantially all of the assets of ABE Fairmont’s ethanol and related distillers and non–food grade corn oil businesses located in Fairmont, Nebraska (the “Asset Sale”) to Flint Hills Resources, LLC. The Asset Sale was completed on December 7, 2012.

The purchase price for the Asset Sale was $160.0 million, plus the value of ABE Fairmont’s inventory at closing. The estimated inventory closing value was $10.7 million, of which 90% or $9.6 million was paid at closing and the remaining $1.1 million was paid in February 2013. Of the gross proceeds, $12.5 million was paid into an escrow account to secure the indemnification of the Company and ABE Fairmont, with scheduled release dates on the 9–month and 18–month anniversary of closing.

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

Corn oil is produced by processing evaporated thin stillage through a disk stack-style centrifuge. Corn oil has a lower density than water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers grains. The corn oil is then pumped into storage tanks before being loaded onto trucks for sale.

FACILITIES

The table below provides a summary of our ethanol plants in operation as of March 31, 2013:

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

We pledged a first-priority security interest in and first lien on substantially all of the assets of the ABE South Dakota plants to the collateral agent for the senior creditors of these plants.

Sales of distillers grains have represented 23% and 19% of our revenues for the quarters ended March 31, 2013 and 2012, respectively. When the plants are operating at capacity, they produce approximately 258,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn. Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy, beef, poultry and swine markets. Corn oil sales represented approximately 1% of our revenues for the quarter ended March 31, 2013. We currently sell our corn oil primarily to biodiesel manufacturers.

Plan of Operations Through March 31, 2014

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

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended March 31, 2013 and 2012:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	20,367	$2.25	19,353	$2.14
Dried distillers grains (tons)	28	244.22	30	176.59
Wet/modified distillers grains (tons)	70	98.73	74	73.31
Corn Oil (pounds)	1,905	0.31	—	—
Corn (bushels)	7,100	7.02	6,755	6.08
Gas (mmbtus)	563	4.08	574	4.15

Net Sales

Net sales for quarter ended March 31, 2013 were $61.4 million compared to $55.3 million for the quarter ended March 31, 2012, an increase of $6.1 million or 11%. The $1.4 million increase in ethanol sales in fiscal 2013 was supplemented by an increase in distillers grains sales of $3.2 million, corn oil sales of $0.6 million, and sales of excess RIN credits of $0.9 million which are included in Other Sales. Excess Renewable Identification Number (“RIN”) credits are generated primarily from sales of E-85 ethanol and can be sold at the current market price to interested parties.

Reported ethanol sales in fiscal 2013 were affected by the change in marketers in August 2012, whereby ethanol is now sold at a price net of freight. Fiscal 2012 sales were $3.1 million higher due to freight being classified as cost of goods sold during that period, instead of a deduction from sales. If freight was classified as a deduction from net sales in fiscal 2012, ethanol prices rose by 5% in the quarter ended March 31, 2013 compared to 2012. We also sold 1.0 million gallons more in 2013.

The increase in distillers grain sales was primarily a result of a 30% average price increase in the second fiscal quarter of 2013 compared to 2012. The price of distillers grains generally follows the price of corn, which has risen, and supplies have been tighter in 2013, resulting in higher prices in 2013.

During the fiscal quarters ended March 31, 2013 and 2012, 75% and 80%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains and corn oil, as well as $0.9 million from the sale of RIN credits. We began selling corn oil in April 2012, and sold $0.6 million of oil in the second quarter of fiscal 2013.

Cost of Goods Sold

Costs of goods sold for the quarter ended March 31, 2013 were $61.2 million, compared to $56.1 million for the quarter ended March 31, 2012, an increase of $5.1 million or 9%. Corn costs represented 81% and 73% of cost of sales for the fiscal quarters ended March 31, 2013 and 2012, respectively. Corn costs increased 15% to $7.02 per bushel in the quarter ended March 31, 2013 from $6.08 per bushel for the quarter ended March 31, 2012, primarily due to drought conditions in the Midwestern region of the United States. Natural gas costs represented 4% of cost of sales for the fiscal quarters ended March 31, 2013 and 2012. Our average gas prices decreased slightly to $4.08 per mmbtu in the quarter ended March 31, 2013 from $4.15 per mmbtu in the quarter ended March 31, 2012.

As noted above, cost of goods sold in fiscal 2012 included $3.1 million of freight relating to ethanol sold. In fiscal 2013, this freight is now deducted from sales as our ethanol is now sold net of freight cost. Excluding this freight cost, cost of goods sold would have increased by $8.2 million or 16% in fiscal 2013.

Gross Profit

Our gross profit for the quarter ended March 31, 2013 was $0.2 million, compared to gross loss of $0.8 million for the quarter ended March 31, 2012. The increase in gross profit was primarily due to the sale of excess RIN credits in 2013. Crush margins excluding RIN sales for the quarter ended March 31, 2013 decreased by 9%, compared to the same period in 2012. We define the crush margin as the price of ethanol per gallon less the costs of corn and natural gas on a per gallon basis. Plant shutdowns around the country have temporarily eased the ethanol supply imbalances, and have lead to improved margins in March 2013. Recent indications are that higher margins are causing some of these idled plants to resume production, which may cause ethanol prices to drop from current levels if enough plants resume production.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

For the quarter ended March 31, 2013, selling, general and administrative expenses were $1.8 million compared to $1.5 million for the quarter ended March 31, 2012. As a percentage of sales, selling, general and administrative expenses increased to 3.0% for the quarter ended March 31, 2013, compared to 2.6% for the quarter ended March 31, 2012, primarily as a result of several non-recurring expenses. In the quarter ended March 31, 2013, we incurred charges relating to severance accruals of $0.5 million relating to reductions in headcount at our corporate headquarters, and legal fees of $0.1 million relating to negotiations with the senior lenders of the South Dakota debt.

Excluding these non-recurring costs, the administrative costs for the quarter ended March 31, 2013 were $1.2 million, which was 1.9% of net sales, compared to 2.6% for the quarter ended March 31, 2012.

Interest Expense

Interest expense for the quarter ended March 31, 2013 was $0.15 million, compared to $0.15 million for the quarter ended March 31, 2012. An increase in the margin on the variable rate loans in accordance with the lending documents was offset by an increase in the amortization of the additional carrying value of debt in the second quarter of fiscal 2013.

Income from Discontinued Operations

Income from discontinued operations in the second quarter of 2013 was not significant.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the six months ended March 31, 2013 and 2012:

	Six Months Ended		Six Months Ended
	March 31, 2013		March 31, 2012
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	40,550	$2.23	41,145	$2.31
Dried distillers grains (tons)	65	242.05	68	182.05
Wet/modified distillers grains (tons)	126	99.68	136	71.20
Corn Oil (pounds)	3,769	0.31	—	—
Corn (bushels)	14,183	7.04	14,428	6.18
Gas (mmbtus)	1,139	4.03	1,186	4.20

Net Sales

Net sales for the six months ended March 31, 2013 were $121.1 million compared to $123.7 million for the six months ended March 31, 2012, a decrease of $2.6 million or 2%. The $10.8 million drop in ethanol sales in fiscal 2013 was partially offset by increases in distillers grains sales of $6.2 million, corn oil sales of $1.2 million, and sales of excess RIN credits of $0.9 million.

Fiscal 2013 ethanol sales were affected by the change in marketers in August 2012, whereby ethanol is now sold at a price net of freight, whereas prior to that date, ethanol was sold gross of freight. Fiscal 2012 sales were $6.3 million higher due to freight being classified as cost of goods sold during that period, instead of being deducted from sales. If freight was classified as a deduction from net sales in fiscal 2012, ethanol prices dropped by 4% in the six months ended March 31, 2013 compared to 2012.

We believe ethanol demand in the first quarter of fiscal 2012 increased due to the expiration of the volumetric ethanol excise tax credit (VEETC) blending credit on December 31, 2011, as refiners added to their inventory prior to expiration of the blending credit. The Company experienced declining ethanol margins in calendar 2012 and the first two months of calendar 2013 due to overcapacity in the industry, and an increase in imports from Brazil.

Distillers grain sales rose due to an increase in the average price of approximately 32% in the first six months of fiscal 2013 compared to 2012. Higher corn prices and tighter supplies of distillers grains in fiscal 2013 lead to an increase in the price of distillers grains.

During the six months ended March 31, 2013 and 2012, 75% and 82%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains, corn oil and periodic RIN sales. We began selling corn oil in April 2012.

Cost of Goods Sold

Costs of goods sold for the six months ended March 31, 2013 were $123.5 million, compared to $119.4 million for the six months ended March 31, 2012, an increase of $4.1 million or 3%. Corn costs represented 81% and 75% of cost of sales for the six months ended March 31, 2013 and 2012. Corn costs increased 14% to $7.04 per bushel in the six months ended March 31, 2013 from $6.18 per bushel for the six months ended March 31, 2012, primarily due to drought conditions in the Midwestern region of the United States. Natural gas costs represented 4% of cost of sales for the six months ended March 31, 2013 and 2012. Our average gas prices decreased slightly to $4.03 per mmbtu in fiscal 2013 from $4.20 per mmbtu in fiscal 2012.

As noted above, cost of goods sold in fiscal 2012 included $6.3 million of freight relating to ethanol sold. In fiscal 2013, this freight is deducted from sales as our ethanol is now sold net of freight cost. Excluding this freight cost, cost of goods sold would have increased by $10.4 million or 9% in fiscal 2013.

Gross Profit

Our gross loss for the six months ended March 31, 2013 was $2.4 million, compared to gross profit of $4.3 million for the six months ended March 31, 2012. The decrease in gross profit was primarily due to a decrease in the crush margin during the first six months of fiscal 2013 compared to 2012. We define the crush margin as the price of ethanol per gallon less the costs of corn and natural gas on a per gallon basis. Crush margins for six months ended March 31, 2013 decreased by 37%, compared to the same period in 2012. Margins have improved significantly in March 2013, primarily as a result of numerous plants being idle, which has eased the ethanol supply imbalances temporarily. Recent indications are that higher margins are causing some of these idled plants to resume production, which may cause ethanol prices to drop from current levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

For the six months ended March 31, 2013, selling, general and administrative expenses were $4.0 million compared to $2.6 million for the six months ended March 31, 2012. As a percentage of sales, selling, general and administrative expenses increased to 3.3% for fiscal 2013, compared to 2.1% for the fiscal 2012. The increase was primarily a result of several non-recurring expenses. In the six months ended March 31, 2013, we incurred charges relating to environmental matters of $0.3 million, severance accruals of $0.9 million relating to reductions in headcount at our corporate headquarters, unit compensation costs of $0.3 million as a result of unit grants vesting as a result of the sale of our Fairmont facility, and legal fees of $0.1 million relating to negotiations with the senior lenders of the South Dakota debt.

Excluding these non-recurring costs, the administrative costs for the six months ended March 31, 2013 were $2.4 million, which was 2.0% of net sales, compared to $2.6 million and 2.1% of net sales for the six months ended March 31, 2012.

Interest Expense

Interest expense for the six months ended March 31, 2013 was $1.7 million, compared to $0.5 million for the six months ended March 31, 2012, an increase of $1.2 million. The increase was due to a mark-to-market loss of $1.4 million on the warrant derivative prior to its exercise in November 2012. Excluding the mark-to-market loss, interest expense was comparable to fiscal 2012. An increase in the margin on the variable rate loans in accordance with the lending documents was offset by an increase in the amortization of the additional carrying value of debt in fiscal 2013.

Income from Discontinued Operations

During the six months ended March 31, 2013, we recorded a gain on the sale of $76.7 million from the sale of the production assets of our Fairmont subsidiary.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association, as of April 2013, the estimated ethanol production capacity in the United States is 14.7 billion gallons per year. The demand for ethanol is affected by what is commonly referred to as the “blending wall”, which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 134 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.4 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended March 31, 2013, the average Chicago Opis Spot Ethanol Assessment was $2.41 per gallon and the average NYMEX RBOB spot gasoline price was $2.99 per gallon, or approximately $0.58 per gallon above ethanol prices.

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

The Renewable Fuels Standard

The RFS is a national program that imposes minimum requirements with respect to the amount of renewable fuel produced and used. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. In 2013, the RFS2 proposes that refiners and importers will blend renewable fuels totaling at least 9.63% of total fuel volume, or approximately 16.55 billion gallons, of which 13.8 billion gallons can be derived from corn-based ethanol. The RFS2 requirement will increase incrementally over the next several years to a renewable fuel requirement of 36.0 billion gallons, or approximately 7% of the anticipated gasoline and diesel consumption, by 2022.The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

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

Blending Incentives

The Volumetric Ethanol Excise Tax Credit (“VEETC”), often commonly referred to as the “blender’s credit”, was created by the American Jobs Creation Act of 2004. This credit allowed gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. To ensure the blender’s credit spurred growth in domestic production, federal policy also insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. The VEETC and tariff expired on December 31, 2011. The expiration of the tariff appears to have resulted in increased imports in calendar 2012 compared to the same period in 2011.

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

Imported Ethanol Tariffs

There was a $0.54 per gallon tariff on imported ethanol, which expired on December 31, 2011. Expiration of this tariff could lead to the importation of ethanol from other countries, which may be a less expensive alternative to ethanol produced domestically. Imports in calendar 2012 increased by 349 million gallons compared to 2011. Continued imports will most likely result in lower ethanol prices in the domestic market, and could have an unfavorable effect on our operating margins.

European Union Anti-Dumping Investigation

On November 24, 2011, the European Union (EU) initiated anti-dumping investigations regarding U.S. exports of ethanol to Europe and current U.S. policies surrounding ethanol production and use. Specifically at issue are federal and state incentives to producers or blenders of ethanol, which the EU alleges are allowing U.S. exports to be sold below fair market value in the EU. In August 2012, the EU began requiring registration of U.S. ethanol imports. On December 19, 2012, the Antidumping Advisory Committee of the EU endorsed a 9.5 percent penalty on U.S. ethanol imports to Europe, which was approved by a majority of EU states on December 20, 2012. The anti-dumping duty was imposed as a regulation by the Council of the European Union on February 18, 2013. The Company does not export any ethanol to Europe at this time. Imposition of tariffs could reduce U.S. exports to Europe, and possibly other export markets. A reduction of exports to Europe could have an adverse effect on domestic ethanol prices, as the available supply of ethanol for the domestic market would increase.

COMPETITION

Ethanol

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of April 2013, current U.S. ethanol production capacity is approximately 14.7 billion gallons per year, with approximately 1.6 billion gallons idle at the current time. On a national level, there are many other production facilities with which we compete directly, many of whom have greater resources than we do. As of April 2013, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year, in each case including our plants.

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

Distillers Grains

In the sales of our distillers grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 56% of our distillers grain revenues are derived from the sale of dried distillers grains, which have an indefinite shelf life and can be transported by truck or rail, and 44% as modified and wet distillers grains, which have a shorter shelf life and are typically sold in local markets.

In the sales of corn oil, we compete with other ethanol producers. Many producers are adding corn oil technology to their plants.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Existing Debt Obligations

We conduct our business activities and plant operations through Advanced BioEnergy and ABE South Dakota. In June 2010, ABE South Dakota entered into the Senior Credit Agreement (as defined below), which eliminated its subordinated debt. There are provisions contained in the ABE South Dakota financing agreements preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the separate financing agreements.

Advanced BioEnergy, LLC

ABE had cash and cash equivalents of $6.5 million on hand at March 31, 2013. ABE does not have any debt outstanding as of March 31, 2013. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE South Dakota for services provided in connection with operating the ABE South Dakota ethanol plants. The primary management services provided include risk management, accounting and finance, human resources and other general management-related responsibilities. From time to time ABE may also receive certain allowable distributions from ABE South Dakota based on the terms and conditions in its senior credit agreement.

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

ABE Fairmont

ABE Fairmont sold its production facility in December 7, 2012 and paid down all outstanding debt from the proceeds from the sale of assets. ABE Fairmont has cash on hand of $11.5 million at March 31, 2013, which is not restricted in its use. ABE Fairmont also has short and long term escrow balances of $4.5 million and $8.0 million, respectively, to secure the indemnification obligations of the Company and ABE Fairmont, with scheduled escrow release dates on the 9–month and 18–month anniversary of closing.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $3.1 million and $0.2 million of restricted cash on hand at March 31, 2013. The restricted cash consists of $0.1 million for a debt service payment reserve, and $0.1 million in an account for maintenance capital expenditures. As of March 31, 2013, ABE South Dakota had interest-bearing term debt outstanding of $71.2 million. In December 2012, $1.7 million was drawn from the debt service reserve account to pay required debt service obligations.

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement dated as of June 16, 2010 and amended on December 9, 2011 (the “Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and an Administrative agent and Collateral agent. The principal amount of the term loan facility is payable with a quarterly payment of $1,105,000 on March 31, 2013, followed by eleven quarterly payments of $750,000 starting June 30, 2013, with the remaining principal amount fully due and payable on March 31, 2016. As discussed below, ABE South Dakota did not pay the principal due on March 31, 2013, and the senior lenders waived this payment until June 30, 2013.

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

Due to the deterioration in operating margins during calendar 2012, ABE South Dakota has experienced challenges in generating sufficient cash flow to satisfy its debt service obligations. As of March 31, 2013, ABE South Dakota was unable to pay its quarterly principal payment of $1,105,000 and replenish the debt service reserve as required, but did remit its required interest payment. ABE South Dakota is required to have at least six months of debt service available in the debt service reserve account at March 31, 2013, which is equal to approximately $3.1 million.

ABE South Dakota is generating sufficient cash flow to meet all current obligations necessary for daily operation of its plants, excluding the senior debt principal payments and debt service reserve replenishments, and its plants continue to operate efficiently. At March 31, 2013, excluding current principal due, ABE South Dakota had working capital of $9.6 million. Net working capital excluding current principal due increased by $1.4 million in the second fiscal quarter primarily due to improving margins in the month of March 2013, but has decreased by $1.0 million since September 2012 and $6.0 million since September 2011 as a result of capital improvements, payment of debt service obligations, and the overall decline in operating margins over the period.

Beginning in the first quarter of fiscal 2013, ABE South Dakota proactively engaged the senior lenders in discussions about possible remedies for the payment shortfall that was expected to occur at March 31, 2013. Pursuant to a waiver agreement dated as of March 28, 2013, and fully executed on April 17, 2013, the senior lenders waived ABE South Dakota’s obligation to make the $1.1 million principal payment and fund the debt service reserve, as well as other non-financial obligations until June 30, 2013. The Company and ABE South Dakota are engaged in discussions with the senior lenders with respect to ABE South Dakota’s overall capital structure and a long-term solution to its obligations under the Senior Credit Agreement.

Although the Company intends to pursue long-term solutions, we cannot ensure that it will be able to do so on terms acceptable to the Company or to the senior lenders. If ABE South Dakota is unable to reach an agreement with the senior lenders prior to June 30, 2013, extend the time period of the waiver, or generate sufficient cash flow to satisfy the debt service obligations, the senior lenders could declare a default under the Senior Credit Agreement and exercise their remedies under the Senior Credit Agreement, including foreclosing on the ABE South Dakota ethanol plants.

CASH FLOWS

The following table shows our cash flows for the six months ended March 31, 2013 and 2012:

	Six Months Ended March 31
	2013	2012
	(In thousands)
Net cash provided by operating activities	$6,401	$24,512
Net cash provided by (used in) investing activities	157,461	(3,237)
Net cash used in financing activities	(154,018)	(14,841)

Cash Flow from Operations

Our cash flows from operations for the six months ended March 31, 2013 were lower compared to the same period in 2012, primarily due to decreased margins during fiscal 2013.

Cash Flow from Investing Activities

We received more cash from investing activities in the six months ended March 31, 2013, compared to the same period in 2012 primarily due to the sale of our Fairmont facility. We received net proceeds of $155 million from the sale of our Fairmont assets. Our restricted cash balances also decreased due to the pay down of debt from the debt service reserves in the first quarter of fiscal 2013 at Fairmont and South Dakota, and the inability of our ABE South Dakota subsidiary to replenish its debt service reserve account.

Cash Flow from Financing Activities

We used more cash for financing activities in the first six months of fiscal 2013 due to the pay down of all outstanding debt at ABE Fairmont after the sale of the facility as well as a normal principal payment of $1.1 million at South Dakota in December 2012.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	March 31,
	2013	March 31,	September 30,
	Interest Rate	2013	2012
ABE Fairmont:
Senior credit facility—variable	—	$—	$40,740
Seasonal line-variable	—	—	3,000
Subordinate exempt facilities bonds—fixed	—	—	5,370

		—	49,110
ABE South Dakota:
Senior debt principal—variable	3.28%	71,237	72,342
Restructuring fee	N/A	3,059	3,015
Additional carrying value of restructured debt	N/A	7,287	8,267

		81,583	83,624

Total outstanding		81,583	132,734

Less: Additional carrying value of restructured debt	N/A	7,287	8,267

Stated principal		$74,296	$124,467

The debt is classified as current at March 31, 2013.

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

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer, generally a marketer, as specified in the specific contractual agreement with the marketer. At all our plants, revenue is recognized upon the release of the product for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers, which generally occurs at the time of shipment. Co-products and related products are generally shipped free on board (FOB) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

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

Derivative Instruments/Due From Broker

On occasion, the Company has entered into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases and forecasted ethanol sales. Accounting for derivative contracts requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated, forecasted transaction.

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

GOVERNMENT PROGRAMS AND TAX CREDITS

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. As of March 31, 2013, we have received approximately $5.1 million in refunds under the Nebraska Advantage Act. Our ability to earn future benefits for operations subsequent to December 7, 2012 under this program ceased upon sale of the Fairmont facility in December 2012.

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota has received $0.35 million in fiscal 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider our principal market risk to be the potential changes in commodity prices and their effect on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended March 31, 2013, sales of ethanol represented 75% of our total revenues and corn costs represented 81% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At March 31, 2013, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $2.451 and $6.95, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represent 23% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grains spot price for South Dakota local customers was $261 per ton at March 31, 2013.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 3.8% of total cost of goods sold for the quarter ended March 31, 2013. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At March 31, 2013, the price of natural gas on the NYMEX was $4.02 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At March 31, 2013 we guaranteed prices representing 12.3% of our estimated ethanol production through June 2013 by entering into flat-priced contracts. At March 31, 2013, we had entered into forward sale contracts representing 19.9% of our expected distillers grains production requirements through June 2013. At March 31, 2013, prices of 9.4% of our expected corn requirements through June 2013 were fixed by contract. At March 31, 2013, prices of 1.1% of our expected gas usage through June 2013 were fixed with our natural gas providers.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	53.8	gallons	10.0%	$2.45	$13.2
Distillers grains	0.11	tons	10.0%	260.50	2.9
Corn	21.9	bushels	10.0%	6.95	15.2
Natural gas	2.4	btus	10.0%	4.02	1.0

(1)

The volume of ethanol at risk is based on the assumption that we will enter into contracts for 37% of our expected annual gallons capacity of 85 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 57% of our expected annual distillers grains production of 258,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 14% of our estimated current 30.3 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in 3% of our gas usage.

(2)

Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of March 31, 2013.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of March 31, 2013, we had $71.2 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest would change by $0.7 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there are no material changes from risk factors as previously discussed in our September 30, 2012 Annual Report on Form 10-K.

Narrow commodity margins have resulted in decreased liquidity at our ABE South Dakota subsidiary, and have negatively impacted the ability of ABE South Dakota to service its senior secured debt.

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement dated as of June 16, 2010 and amended on December 9, 2011 (the “Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and an Administrative agent and Collateral agent. As of March 31, 2013, ABE South Dakota had interest-bearing term debt outstanding of $71.2 million.

Our financial results and cash flows are subject to wide and unpredictable fluctuations due to changes in commodity prices. As shown in the accompanying parent company financial statements, our ABE South Dakota incurred an operating loss of $4.4 million for the six months ended March 31, 2013, as a result of narrow commodity margins. ABE South Dakota had cash and cash equivalents of $3.1 million and $0.2 million of restricted cash on hand at March 31, 2013.

Due to the deterioration in operating margins during calendar 2012, ABE South Dakota has experienced challenges in generating sufficient cash flow to satisfy all its debt service obligations. As of March 31, 2013, ABE South Dakota was unable to pay its quarterly principal payment of $1,105,000 and replenish the debt service reserve as required, but did remit its required interest payment. ABE South Dakota is required to have at least six months of debt service available in the debt service reserve account at March 31, 2013, which is equal to approximately $3.1 million.

Although ABE South Dakota has sufficient working capital to fund daily operations, it did not have sufficient cash for its March 31, 2013 principal payment, or to replenish the debt service reserve account.

Beginning in the first quarter of fiscal 2013, ABE South Dakota proactively engaged the senior lenders in discussions about possible remedies for the payment shortfall that was expected to occur at March 31, 2013. Pursuant to a waiver agreement dated as of March 28, 2013, and fully executed on April 17, 2013, the senior lenders waived ABE South Dakota’s obligation to make the $1.1 million principal payment and fund the debt service reserve, as well as other non-financial obligations until June 30, 2013. The Company and ABE South Dakota are engaged in discussions with the senior lenders with respect to ABE South Dakota’s overall capital structure and a long-term solution to its obligations under the Senior Credit Agreement. Successful solutions may include a restructuring or a refinancing of the Senior Credit Agreement.

Although the Company intends to pursue long-term solutions, we cannot ensure that it will be able to do so on terms acceptable to the Company or to the senior lenders. If ABE South Dakota is unable to reach an agreement with the senior lenders prior to June 30, 2013, extend the time period of the waiver, or generate sufficient cash flow to satisfy the debt service obligations, the senior lenders could declare a default under the Senior Credit Agreement and exercise their remedies under the Senior Credit Agreement, including foreclosing on the ABE South Dakota ethanol plants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 31, 2013, a rail car accident occurred near the Company’s Aberdeen, South Dakota ethanol plant. Frigid temperatures and high winds caused an equipment failure with respect to eight ABE South Dakota hopper rail cars containing distillers grains, pushing these cars away from the plant toward the main rail line. The cars broke through a containment barrier and collided with an empty coal train that was traveling on the BNSF Railway Company line, resulting in property damage to several hopper cars and several coal cars. There was no damage to the Company’s Aberdeen plant and it continues to operate. The Company carries insurance, subject to customary deductibles, and currently believes the accident will not have a material adverse effect on the Company’s financial condition and results of operations.

Item 6. Exhibits

The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: May 15, 2013	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1

ABE South Dakota, LLC – March 2013 Waiver Agreement between ABE South Dakota and the Lenders, and Wilmington Trust, National Association, in its capacity as successor Administrative Agent and Collateral Agent for the Lenders and Senior Secured Parties.

Filed herewith

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101

The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 and September 30, 2012 ; (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2013 and March 31, 2012; (iii) Consolidated Statements of Changes in Member’s Equity for the six months ended March 31, 2013; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements.

Filed Electronically