Form 10-Q
period 2013-06-30
Advanced BioEnergy, LLC
filed 2013-08-14
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of August 1, 2013, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	June 30,	September 30,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,340	$11,210
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $178 at June 30, 2013 and September 30, 2012, respectively	7,415	14,334
Other receivables	225	902
Due from broker	—	1,639
Inventories	6,776	21,544
Prepaid expenses	717	1,695
Current portion of restricted cash	15,116	5,309

Total current assets	52,589	56,633

Property and equipment, net	61,307	151,654
Other assets:
Restricted cash	—	1,146
Notes receivable-related party	—	510
Other assets	1,211	1,694

Total assets	$115,107	$211,637

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$5,550	$11,536
Accrued expenses	4,899	6,858
Derivative financial instruments	—	910
Current portion of long-term debt (stated principal amount of $73,213 and $52,731 at June 30, 2013 and September 30, 2012, respectively)	79,995	54,863

Total current liabilities	90,444	74,167

Other liabilities	86	182
Deferred income	—	3,534
Long-term debt (stated principal amount of $0 and $71,736 at June 30, 2013 and September 30, 2012, respectively)	—	77,871

Total liabilities	90,530	155,754

Members’ equity:
Members’ capital, no par value, 25,410,851 and 24,714,180 units issued and outstanding at June 30, 2013 and September 30, 2012, respectively	68,712	171,250
Accumulated deficit	(44,135)	(115,367)

Total members’ equity	24,577	55,883

Total liabilities and members’ equity	$115,107	$211,637

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Net sales
Ethanol and related products	$61,872	$54,091	$181,763	$177,397
Other	—	—	1,242	366

Total net sales	61,872	54,091	183,005	177,763
Cost of goods sold	59,989	58,061	183,508	177,450

Gross profit (loss)	1,883	(3,970)	(503)	313
Selling, general and administrative	1,647	1,432	5,656	4,068

Operating income (loss)	236	(5,402)	(6,159)	(3,755)
Other income	132	23	249	53
Interest income	4	11	15	27
Interest expense	(525)	(48)	(2,256)	(558)

Loss from continuing operations	(153)	(5,416)	(8,151)	(4,233)

Income(loss) from discontinued operations	489	(3,796)	79,383	4,311

Net income (loss)	$336	$(9,212)	$71,232	$78

Weighed average units outstanding—basic	25,411	24,714	25,307	24,714
Weighed average units outstanding—diluted	25,411	24,755	25,307	24,714
Loss from continuing operations per unit—basic	$(0.01)	$(0.22)	$(0.32)	$(0.17)
Income (loss) from discontinued operations per unit—basic	0.02	(0.15)	3.13	0.17

Income (loss) per unit—basic	$0.01	$(0.37)	$2.81	$0.00

Loss from continuing operations per unit—diluted	$(0.01)	$(0.23)	$(0.32)	$(0.17)
Income (loss) from discontinued operations per unit—diluted	0.02	(0.15)	3.13	0.17

Income (loss) per unit—diluted	$0.01	$(0.38)	$2.81	$0.00

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Nine Months Ended June 30, 2013

(Dollars in thousands)

(Unaudited)

	Member	Members’	Accumulated
	Units	Capital	Deficit	Total
MEMBERS’ EQUITY—September 30, 2012	24,714,180	$171,250	$(115,367)	$55,883
Unit compensation expense	—	276	—	276
Warrant exercise	532,671	2,290	—	2,290
Exercise of options	164,000	432	—	432
Distribution to members	—	(105,536)	—	(105,536)
Net income	—	—	71,232	71,232

MEMBERS’ EQUITY—June 30, 2013	25,410,851	$68,712	$(44,135)	$24,577

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$71,232	$78
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	8,142	17,398
Amortization of deferred financing costs	88	99
Amortization of deferred revenue and rent	(133)	(527)
Amortization of additional carrying value of debt	(1,485)	(686)
Unit compensation expense	276	3
Gain on disposal of assets	(76,690)	(9)
Loss on warrant derivative liability	1,416	36
Change in risk management activities	—	(537)
Change in working capital components:
Accounts receivable	9,393	2,125
Inventories	3,905	4,957
Prepaid expenses	838	307
Accounts payable	(5,986)	2,280
Accrued expenses	(2,044)	196

Net cash provided by operating activities	8,952	25,720

Cash flows from investing activities:
Purchase of property and equipment	(889)	(6,642)
Proceeds from sale of assets, net of transaction costs	155,039	—
Change in other assets	65	57
Change in restricted cash	3,166	(2,441)

Net cash provided by (used in) investing activities	157,381	(9,026)

Cash flows from financing activities:
Payments on debt	(51,411)	(15,946)
Exercise of warrant	799	—
Distribution to members	(104,591)	—

Net cash used in financing activities	(155,203)	(15,946)

Net increase in cash and cash equivalents	11,130	748
Beginning cash and cash equivalents	11,210	18,725

Ending cash and cash equivalents	$22,340	$19,473

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,547	$3,498
Supplemental disclosure of non-cash financing and investing activities:
Exercise of options from distribution proceeds	$432	$—
Note receivable settled from distribution proceeds	513	—

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

1. Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned operating subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. The financial information as of June 30, 2013 and the results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the results for the fiscal year ending September 30, 2013. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

The Company currently operates three ethanol production facilities in the U.S. with a combined production capacity of 85 million gallons per year. The Company acquired existing facilities in Aberdeen, South Dakota (9 million gallons) and Huron, South Dakota (32 million gallons) in November 2006 and began operations at the 44 million gallon Aberdeen expansion facility in January 2008.

The Company, through ABE Fairmont, also owned a production facility in Fairmont, NE. On December 7, 2012, the Company and ABE Fairmont sold the production facility in Fairmont, NE to Flint Hills Resources, LLC. See Note 3 of the financial statements for further description of the transaction. In accordance with the guidance under ASC Topic 205, section 20 Discontinued Operations, the results of operations for ABE Fairmont are disclosed as discontinued operations in this Form 10-Q.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value at September 30, 2012. There were no balances at June 30, 2013. (amounts in thousands):

At September 30, 2012	Total	Level 1	Level 2	Level 3
Liabilities—Derivative Financial Instruments	$910	$910	$—	$—
Other Liabilities—Warrant Derivative	75	—	—	75

The Company calculated the fair value of the warrants using the Black-Scholes valuation model. During the nine months ended June 30, 2013 and 2012, the Company recognized a loss of $1,416,000 and $36,000 respectively, related to the change in the fair value of the warrant derivative liability. On November 1, 2012, the warrant was exercised and the Company issued 532,671 units. Prior to its exercise, the warrant’s value increased in the first quarter of fiscal 2013 due to the pending sale of the Fairmont facility.

The following table reflects the activity for the warrant derivative, the only liability measured at fair value using Level 3 inputs; for the nine months ended June 30, 2013 and 2012 (amounts in thousands):

	2013	2012
Beginning balance	$75	$182
Loss related to the change in fair value	1,416	36
Transfer to equity upon exercise	(1,491)	—

Ending balance	$—	$218

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

In addition, certain derivative financial instruments that meet the criteria for derivative accounting treatment also qualify for a scope exception to derivative accounting, as they are considered normal purchases and sales. The availability of this exception is based on the assumption that the hedging party has the ability and it is probable to deliver or take delivery of the underlying item. Derivatives that are considered to be normal purchases and sales are exempt from derivative accounting treatment, and are accounted for under accrual accounting.

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

Income Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Warrants are considered unit equivalents and were not included in the computations of diluted income per unit for the periods presented except for the three months ended June 30, 2012 because their effects were anti-dilutive. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Basic earnings per unit:
Loss from continuing operations	$(153)	$(5,416)	$(8,151)	$(4,233)
Income (loss) from discontinued operations	489	(3,796)	79,383	4,311

Net income (loss) for basic earnings per unit	$336	$(9,212)	$71,232	$78

Diluted earnings per unit:
Loss from continuing operations	$(153)	$(5,416)	$(8,151)	$(4,233)
Change in fair value of warrant derivative liability	—	(123)	—	—

Loss from continuing operations for diluted earnings per unit	(153)	(5,539)	(8,151)	(4,233)
Income (loss) from discontinued operations	489	(3,796)	79,383	4,311

Net income (loss) for diluted earnings per unit	$336	$(9,335)	$71,232	$78

Denominator:
Basic common units outstanding	25,411	24,714	25,307	24,714
Diluted common units outstanding	25,411	24,755	25,307	24,714
Income (loss) from continuing operations per unit—basic	$(0.01)	$(0.22)	$(0.32)	$(0.17)
Income (loss) from discontinued operations per unit—basic	0.02	(0.15)	3.13	0.17

Income (loss) per unit—basic	$0.01	$(0.37)	$2.81	$0.00

Income (loss) from continuing operations per unit—diluted	$(0.01)	$(0.23)	$(0.32)	$(0.17)
Income (loss) from discontinued operations per unit—diluted	0.02	(0.15)	3.13	0.17

Income (loss) per unit—diluted	$0.01	$(0.38)	$2.81	$0.00

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Discontinued Operations

The Company has classified the results of operations of the Fairmont facility as discontinued operations in the first quarter of fiscal 2013 as a result of the sale of the Fairmont production facility in December 2012, and removed the operating results of the Fairmont facility from continuing operations for all periods presented. The major assets and liabilities relating to the disposal of the operations are disclosed in Note 3. At June 30, 2013, the remaining assets directly related to the sale consist of escrow balances of $12.5 million.

2. ABE South Dakota Liquidity and Management’s Plan

Due to the deterioration in operating margins during calendar 2012, ABE South Dakota has experienced challenges in generating sufficient cash flow to satisfy its debt service obligations. As of March 31, 2013, ABE South Dakota was unable to pay its quarterly principal payment of $1,105,000 and replenish the debt service reserve as required, but did remit its required

$570,000 interest payment. ABE South Dakota was required to maintain at least six months of debt service in the debt service reserve account at March 31 and June 30, 2013, which is currently equal to approximately $3.7 million. Pursuant to a waiver agreement dated as of March 28, 2013, the senior lenders waived ABE South Dakota’s obligation to make the $1,105,000 principal payment and fund the debt service reserve, as well as other non-financial obligations until June 30, 2013. This waiver has now expired.

Due to improved operating margins in the third fiscal quarter of 2013, ABE South Dakota subsequently remitted its $1,105,000 March principal payment in June 2013. However, ABE South Dakota was unable to pay its $750,000 quarterly principal payment due at June 30, 2013, and replenish the debt service reserve, both of which constitute an event of default under Senior Credit Agreement (defined in Note 7). To date, the senior lenders have taken no action to exercise their remedies under the Senior Credit Agreement.

ABE South Dakota is generating sufficient cash flow to meet all current obligations necessary for daily operation of its plants, excluding the senior debt principal payments and debt service reserve replenishments, and its plants continue to operate efficiently. At June 30, 2013, ABE South Dakota had working capital of $11.1 million, excluding the $750,000 current principal due. Net working capital excluding current principal due increased by $1.4 million in the third fiscal quarter primarily due to improving margins, and has increased by $0.4 million since September 2012. However, its net working capital has decreased by $4.5 million since September 2011 as a result of capital improvements, payment of debt service obligations, and the overall decline in operating margins over the period.

Beginning in the first quarter of fiscal 2013, the Company and ABE South Dakota engaged in discussions with the senior lenders about remedies for the payment shortfall that was expected in the second fiscal quarter. Discussions continue with the senior lenders with respect to ABE South Dakota’s overall capital structure and a long-term solution to its obligations under the Senior Credit Agreement. Although the Company and senior lenders are discussing a new waiver, the Company expects that a successful long-term solution will include a restructuring or refinancing of the debt.

The Company is pursuing long-term solutions to its credit issues, but we cannot ensure that it will be able to do so on terms acceptable to the Company or to the senior lenders. If ABE South Dakota is unable to reach an agreement with the senior lenders, obtain a new waiver, or generate sufficient cash flow to satisfy the debt service obligations, the senior lenders could declare a default under the Senior Credit Agreement and exercise their remedies under the Senior Credit Agreement, including foreclosing on the ABE South Dakota ethanol plants.

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

The Company used these proceeds to repay the outstanding debt principal and interest of $39.8 million as of the closing date and to pay the outstanding transaction costs estimated at $2.4 million. After paying off Seller’s debt and the transaction costs, the Company paid a cash distribution of $105.5 million or $4.15 per unit to its unit holders in December 2012. The Company will have no continuing involvement in the cash flows of the Fairmont facility.

The preliminary major classes of assets and liabilities related to discontinued operations at September 30, 2012 that were subsequently settled in December 2012 as part of the sale transaction, and the remaining sale-related Fairmont assets included in the consolidated balance sheets as of June 30, 2013 and September 30, 2012 are disclosed below (amounts in thousands):

	As of	As of
	June 30, 2013	September 30, 2012
Inventories	$—	$14,580
Current portion of restricted cash/escrow	12,500	915

Current assets of discontinued operations	$12,500	$15,495

Property and equipment, net	—	82,341
Restricted cash/escrow	—	1,146
Other assets	—	418

Non-current assets of discontinued operations	$—	$83,905

Accrued expenses	$—	$1,670
Current portion of long-term debt	—	49,110

Current liabilities of discontinued operations	$—	$50,780

Deferred income	—	3,534

Non-current liabilities of discontinued operations	$—	$3,534

Summarized preliminary revenues and expenses included in discontinued operations in the Statements of Operations for the three and nine months ended June 30, 2013 and 2012 are included in the following table (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Net sales
Ethanol and related products	$—	$83,565	$74,099	$263,077

Total net sales	—	83,565	74,099	263,077
Cost of goods sold	—	86,019	70,584	255,579

Gross profit (loss)	—	(2,454)	3,515	7,498
Selling, general and administrative	81	977	1,445	1,975

Operating income (loss)	(81)	(3,431)	2,070	5,523
Other income	563	202	1,018	731
Interest income	7	15	22	35
Interest expense	—	(582)	(415)	(1,978)

Income (loss) from operations of discontinued components	489	(3,796)	2,695	4,311

Gain on disposal of discontinued components	—	—	76,688	—

Income (loss) from discontinued operations	$489	$(3,796)	$79,383	$4,311

The preliminary gain on disposal of discontinued operations is included in the Income (loss) from Discontinued Operations total on the Statement of Operations. The gain on disposal is composed of the following items (in thousands):

Proceeds:
Cash proceeds	$157,249
Escrow	12,500
Inventory holdback	1,071

Total Proceeds	170,820
Assets Sold:
Property, plant and equipment	83,097
Inventory	10,864
Restricted cash	673
Deferred income	(3,422)
Deferred financing costs	396
Prepaid expenses	140

Total Assets Sold	91,748
Transaction costs	2,384

Gain on Disposal of Discontinued Operations	$76,688

4. Inventories

A summary of inventories is as follows (in thousands):

	June 30,	September 30,
	2013	2012
Corn	$—	$4,716
Chemicals	571	919
Work in process	1,568	3,992
Ethanol	2,688	6,574
Distillers grain	422	2,637
Supplies and parts	1,527	2,706

Total	$6,776	$21,544

5. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	June 30,	September 30,
	2013	2012
Land.	$1,811	$3,999
Buildings	9,885	21,351
Process equipment	103,087	226,494
Office equipment	1,357	2,155
Construction in process	17	4,542

	116,157	258,541
Accumulated depreciation	(54,850)	(106,887)

Property and equipment, net	$61,307	$151,654

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

7. Debt

A summary of debt is as follows (in thousands, except percentages):

	June 30,
	2013	June 30,	September 30,
	Interest Rate	2013	2012
ABE Fairmont:
Senior credit facility—variable	—	$—	$40,740
Seasonal line-variable	—	—	3,000
Subordinate exempt facilities bonds—fixed	—	—	5,370

		—	49,110
ABE South Dakota:
Senior debt principal—variable	6.28%	70,132	72,342
Restructuring fee	N/A	3,081	3,015
Additional carrying value of restructured debt	N/A	6,782	8,267

		79,995	83,624

Total outstanding		79,995	132,734

Additional carrying value of restructured debt	N/A	6,782	8,267

Stated principal		$73,213	$124,467

The debt is classified as a current liability at June 30, 2013 as discussed below.

Letter of Credit

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota agreed to post a $2,500,000 irrevocable and non-transferable standby letter of credit on May 4, 2012 for the benefit of Gavilon as security for the payment obligations of ABE South Dakota under certain agreements with Gavilon. The Company has deposited $2,500,000 in a restricted account as collateral for this letter of credit and has classified it as restricted cash.

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

Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “Senior Credit Agreement”) effective as of June 18, 2010, and further amended on December 9, 2011, which was accounted for under troubled debt restructuring rules. The Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and an Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan in an aggregate principal amount equal to $84.3 million. The interest accrued on outstanding term and working capital loans under the existing credit agreement was reduced to zero. ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lenders due at the earlier of March 31, 2016 or the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as non-interest bearing debt on its consolidated balance sheets. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $325,000, payable in installments in fiscal 2014 and 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing it to interest expense over the remaining term of the loan.

Since the future maximum undiscounted cash payments on the Senior Credit Agreement (including principal, interest and the restructuring fee) exceed the adjusted carrying value at the time of the troubled debt restructuring, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms will be accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring which will result in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is approximately 0.23% over the Three-Month LIBOR (0.50% at June 30, 2013).

As of June 30, 2013, the remaining principal amount of the term loan facility is payable in eleven quarterly payments of $750,000 beginning June 30, 2013, with the remaining principal amount fully due and payable on March 31, 2016. As described in Note 2, ABE South Dakota did not make its June 30, 2013 principal payment, which is an event of default under the Senior Credit Agreement.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 3.0%. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 4.0%. As of June 30, 2013, ABE South Dakota had selected the LIBOR plus 4.0% rate for a period of one month. Under the terms of the Senior Credit Agreement, ABE South Dakota is also currently subject to an additional 2% default interest charge from March 31, 2013, which is accrued at June 30, 2013 and payable on July 31, 2013.

ABE South Dakota’s obligations under the Senior Credit Agreement are secured by a first-priority security interest in all of the equity and assets of ABE South Dakota.

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

As ABE South Dakota is currently in default of the provisions of its Senior Credit Agreement, the Company has classified the senior debt as current in its June 30, 2013 balance sheet.

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

ABE Fairmont and ABE South Dakota were parties to separate Ethanol Marketing Agreements with Hawkeye Gold, LLC to sell substantially all of the ethanol produced by the facilities beginning in 2010 through April 30, 2013. Effective July 31, 2012, the Company, its subsidiaries, and Hawkeye Gold mutually agreed to terminate their ethanol marketing relationship for the sale of ethanol from the Company’s ethanol production facilities, in exchange for certain payments based on ethanol gallons sold through April 30, 2013. ABE Fairmont has no further obligations under this agreement after December 7, 2012, and ABE South Dakota has remitted all payments due to Hawkeye Gold.

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of distillers grains produced at the ABE South Dakota Huron plant to third parties for an agreed-upon commission. The Company had an agreement with Hawkeye Gold to market the distillers grains produced at the ABE South Dakota Aberdeen plants through June 30, 2013. ABE South Dakota is party to an agreement with Gavilon to market the dried distillers grains from the Aberdeen plant, effective July 1, 2013 until July 31, 2016.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	June 30,	June 30,
	2013	2012
Gavilon-Ethanol
Nine months revenues	$138,040	$—
Receivable balance at period end	5,597	—
Hawkeye Gold—Ethanol and Distillers Grains
Nine months revenues	$24,823	$161,345
Receivable balance at period end	1,099	2,904
Dakotaland—Distillers Grains
Nine months revenues	$15,707	$12,629
Receivable balance at period end	720	594

9. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains with forward purchase and sales contracts to reduce volatility in future operating margins. In addition to entering into contracts to purchase 0.1 million bushels of corn in which the futures price was not locked, the Company had entered into the following fixed price forward contracts at June 30, 2013 (in thousands):

		Quantity (000s)	Amount	Period Covered
Corn	Purchase Contracts	380 bushels	$2,647	July 2013
Ethanol	Sale Contracts	1,289 gallons	3,048	July 2013
Distillers grains	Sale Contracts	8 tons	1,654	July 2013
Corn Oil	Sale Contracts	144 pounds	50	July 2013

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

10. One-time Termination Benefit

Subsequent to the sale of its Fairmont facility, the Company implemented a cost reduction program reducing the numbers of its headquarters staff to align its staffing with the smaller remaining operations. Some of the affected employees were required to provide services to the Company through various dates until June 30, 2013. In connection with the expected debt restructuring at ABE South Dakota, certain employees will continue to provide services until the liquidity issues at ABE South Dakota are resolved. The Company has also accrued benefits due to the chief executive officer in June 2014 under his amended employment agreement signed in January 2013.

In connection with this cost reduction program, the Company has recognized expense of $1.6 million, with an additional $0.5 million expected through June 2014. The expenses were classified as administrative costs of $1.5 million and discontinued operations of $0.1 million.

At June 30, 2013, the accrued liability associated with the one-time termination benefits consisted of the following (in thousands):

Workforce
Reduction
Beginning balance at October 1, 2012	$—
Charges	1,580
Payments	(354)

Ending balance at June 30, 2013	$1,226

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

In January 2013, the Company awarded its Chief Executive Officer a unit appreciation right for 200,000 units, that was approved by the Company’s unit holders on March 22, 2013 at the Company’s Regular Meeting of Members. The UAR vests 1/18 per month over an 18-month period beginning December 7, 2012 so long as Mr. Peterson remains employed by the Company, and will be paid in cash upon such time as ABE sells all or substantially all the assets of the South Dakota plants. The UAR was issued for no consideration and had a grant price of $1.15 per unit at the time of the grant. The grant price for the UAR will be reduced by any distribution received by the Company’s unit holders from (i) the $12.5 million placed in escrow or (ii) the $10 million of cash reserved by the Company in connection with the sale of the Fairmont plant, or (iii) any other cash dividend received by the Company’s unit holders from the cash reserves at Advanced BioEnergy, LLC. The grant price will also be reduced in the event the $12.5 million of escrow proceeds or the $10.0 million of cash retained by the Company are not distributed to the Company’s unit holders. The units are contingently exercisable only under certain limited circumstances, and therefore the Company is not recognizing compensation expense related to the awards until these defined circumstances are probable of occurring.

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

Warrants

In October 2009, the Company issued 532,671 warrants to PJC Capital LLC, to purchase units of the Company. The warrants had an exercise price of $1.50 per unit. PJC Capital LLC exercised the warrant on November 2, 2012, and the Company issued 532,671 units to PJC. The Company adjusted the fair value of the warrant derivative prior to exercise and recorded an expense of $1.4 million.

Distributions

On December 14, 2012, as a result of the sale of the Fairmont assets, the Company paid a cash distribution to members of $4.15 per unit for a total of $105.5 million.

In connection with the 2012 annual income tax return in Nebraska, the Company was required to remit withholding tax of $79,790 relating to unit holders not resident in Nebraska. Per the terms of the Operating Agreement, withholding taxes are treated as distributions and reduce Members’ Equity.

12. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of June 30, 2013 and September 30, 2012, and the three and nine months ended June 30, 2013 and 2012. ABE’s ability to receive distributions from its ABE South Dakota subsidiary is based on the terms and conditions in ABE South Dakota’s credit agreement. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. At June 30, 2013, there was $11.3 million of cash at ABE Fairmont, which has no restrictions on distribution to the parent.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Unaudited)

	June 30,	September 30,
	2013	2012
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,867	$5,400
Restricted cash	2,500	2,500
Other receivables	22	530
Prepaid expenses	39	31

Total current assets	9,428	8,461

Property and equipment, net	464	586
Other assets:
Investment in ABE Fairmont	23,343	50,154
Investment in ABE South Dakota	(7,052)	(3,161)
Other assets	32	32
Notes receivable-related party	—	510

Total assets	$26,215	$56,582

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$35	$30
Accrued expenses	1,517	487

Total current liabilities	1,552	517

Other liabilities	86	182

Total liabilities	1,638	699
Members’ equity:
Members’ capital, no par value, 25,410,851 and 24,714,180 units issued and outstanding at June 30, 2013 and September 30, 2012, respectively	68,712	171,250
Accumulated deficit	(44,135)	(115,367)

Total members’ equity	24,577	55,883

Total liabilities and members’ equity	$26,215	$56,582

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiary	$477	$(5,062)	$(3,892)	$(2,784)
Management fee income from subsidiary	408	407	1,200	1,256
Selling, general and administrative expenses	(1,117)	(894)	(4,131)	(2,713)

Operating loss	(232)	(5,549)	(6,823)	(4,241)
Other income	75	—	73	17
Interest income (expense)	4	133	(1,401)	(9)

Loss from continuing operations	(153)	(5,416)	(8,151)	(4,233)

Income (loss) from discontinued operations	489	(3,796)	79,383	4,311

Net income (loss)	$336	$(9,212)	$71,232	$78

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$71,232	$78
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	122	123
Equity in earnings (losses) of consolidated subsidiaries	(74,210)	1,279
Distributions from consolidated subsidiaries	104,912	3,828
Gain on disposal of fixed assets	—	(17)
Amortization of deferred revenue and rent	(21)	(22)
Unit compensation expense	276	3
Loss on warrant derivative liability	1,416	36
Change in working capital components:
Accounts receivable	505	161
Prepaid expenses	(8)	10
Accounts payable and accrued expenses	1,035	(231)

Net cash provided by operating activities	105,259	5,248

Cash flows from investing activities:
Purchase of property and equipment	—	(129)
Proceeds from disposal of fixed assets	—	60
Increase in restricted cash	—	(2,500)

Net cash used in investing activities	—	(2,569)

Cash flows from financing activities:
Exercise of warrant	799	—
Distribution to members	(104,591)	—

Net cash used in financing activities	(103,792)	—

Net increase in cash and cash equivalents	1,467	2,679
Beginning cash and cash equivalents	5,400	3,457

Ending cash and cash equivalents	$6,867	$6,136

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

•	margins can be volatile and could become negative, which has affected and may continue to affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;

•	our hedging transactions and mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•

current government- mandated tariffs, credits and standards may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects caused by indirect land use, may have an adverse effect on our business;

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

In November 2006, we acquired ABE South Dakota, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our new facility in Aberdeen, South Dakota began in April 2007, and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont, which owned and operated the Fairmont, Nebraska plant until December 2012, and ABE South Dakota, which owns and operates plants in Aberdeen and Huron, South Dakota.

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

The purchase price for the Asset Sale was $160.0 million, plus the value of ABE Fairmont’s inventory at closing. The estimated inventory closing value was $10.7 million, of which 90% or $9.6 million was paid at closing and the remaining $1.1 million was paid in February 2013. Of the gross proceeds, $12.5 million was paid into an escrow account to secure the indemnification of the Company and ABE Fairmont, with scheduled release dates on the 9 month and 18 month anniversary of closing.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one operating segment.

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol by predominantly processing corn. Other possible feeds are grain sorghum, or other cellulosic materials. The corn is conveyed directly from South Dakota Wheat Growers to the plant where it is weighed and transferred to a scalper to remove rocks, cobs, and other debris. The corn is then fed to a hammer mill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-sugar conversion. The grain slurry is pumped into fermenters, where yeast is added, to begin the batch-fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the grain mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually gasoline. The 200-proof alcohol and 2.0-2.5% denaturant constitute denatured fuel ethanol.

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

The table below provides a summary of our ethanol plants in operation as of June 30, 2013:

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

Plan of Operations Through June 30, 2014

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

Results of Operations for the Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended June 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	19,971	$2.46	20,464	$2.13
Dried distillers grains (tons)	33	210.76	30	187.71
Wet/modified distillers grains (tons)	58	92.27	62	72.37
Corn Oil (pounds)	1,823	0.31	941	0.38
Corn (bushels)	6,946	6.90	7,209	6.04
Gas (mmbtus)	549	4.41	512	3.58

Net Sales

Net sales for quarter ended June 30, 2013 were $61.9 million compared to $54.1 million for the quarter ended June 30, 2012, an increase of $7.8 million or 14%. The $5.3 million increase in ethanol sales in fiscal 2013 was supplemented by an increase in distillers grains sales of $2.2 million, and an increase in corn oil sales of $0.2 million.

Reported ethanol sales in fiscal 2013 were affected by the change in marketers in August 2012, whereby ethanol is now sold at a price net of freight. Fiscal 2012 sales were $3.3 million higher due to freight being classified as cost of goods sold during that period, instead of a deduction from sales. If freight was classified as a deduction from net sales in fiscal 2012, ethanol prices rose by 25% in the quarter ended June 30, 2013 compared to 2012. This is attributed to tighter ethanol inventories and tight corn availability resulting in plant shutdowns around the country.

The increase in distillers grain sales was primarily a result of a 15% average price increase in the third fiscal quarter of 2013 compared to 2012. The price of distillers grains generally follows the price of corn and competing feeds. The prices of competing feeds have risen due to low supplies and lower distillers production.

During the fiscal quarters ended June 30, 2013 and 2012, 79% and 81%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains and corn oil. We began selling corn oil in April 2012, and sold $0.6 million of oil in the third quarter of fiscal 2013, compared to $0.4 million in 2012.

Cost of Goods Sold

Costs of goods sold for the quarter ended June 30, 2013 were $60.0 million, compared to $58.1 million for the quarter ended June 30, 2012, an increase of $1.9 million or 3%. Corn costs represented 80% and 75% of cost of sales for the fiscal quarters ended June 30, 2013 and 2012, respectively. Corn costs increased 14% to $6.90 per bushel in the quarter ended June 30, 2013 from $6.04 per bushel in the quarter ended June 30, 2012, primarily due to drought conditions in the Midwestern region of the United States in the 2012 crop year, which has resulted in tight supplies. Natural gas costs represented 4% of cost of sales for the fiscal quarter ended June 30, 2013 and 3% in the quarter ended June 30, 2012. Our average gas prices increased to $4.41 per mmbtu in the quarter ended June 30, 2013 from $3.58 per mmbtu in the quarter ended June 30, 2012.

As noted above, cost of goods sold in fiscal 2012 included $3.3 million of freight relating to ethanol sold. In fiscal 2013, this freight is now deducted from sales as our ethanol is now sold net of freight cost. Excluding this freight cost, cost of goods sold would have increased by $5.2 million or 10% in fiscal 2013.

Gross Profit

Our gross profit for the quarter ended June 30, 2013 was $1.9 million, compared to gross loss of $4.0 million for the quarter ended June 30, 2012. The increase in gross profit was primarily due to improving crush margins. Crush margins for the quarter ended June 30, 2013 increased by 105%, compared to the same period in 2012. We define the crush margin as the price of ethanol per gallon less the costs of corn and natural gas on a per gallon basis. Plant shutdowns around the country have eased the ethanol supply imbalances, and have lead to improved margins in the most recent quarter through higher ethanol prices.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

For the quarter ended June 30, 2013, selling, general and administrative expenses were $1.6 million compared to $1.4 million for the quarter ended June 30, 2012. As a percentage of sales, selling, general and administrative expenses increased to 2.7% for the quarter ended June 30, 2013, compared to 2.6% for the quarter ended June 30, 2012, primarily as a result of several non-recurring expenses. In the quarter ended June 30, 2013, we incurred charges relating to severance accruals of $0.5 million relating to reductions in headcount at our corporate headquarters, and legal fees of $0.2 million relating to negotiations with the senior lenders of the South Dakota debt.

Excluding these non-recurring costs, the administrative costs for the quarter ended June 30, 2013 were $1.0 million, which was 1.6% of net sales, compared to 2.6% for the quarter ended June 30, 2012.

Interest Expense

Interest expense for the quarter ended June 30, 2013 was $0.5 million, compared to $0.05 million for the quarter ended June 30, 2012. An increase in the margin on the variable rate loans in accordance with the lending documents, as well as the accrual of $0.4 million additional default interest resulted in $0.6 million higher interest charges in fiscal 2013, partially offset by a $0.3 million increase in the amortization of the additional carrying value of debt in the third quarter of fiscal 2013. Fiscal 2012 included a gain on a warrant of $0.1 million, which reduced overall interest expense in that period.

Income from Discontinued Operations

Income from discontinued operations in the third quarter of 2013 consisted primarily of final receipts of Nebraska Advantage Act incentives.

Results of Operations for the Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended		Nine Months Ended
	June 30, 2013		June 30, 2012
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	60,521	$2.31	61,609	$2.35
Dried distillers grains (tons)	98	230.17	98	183.78
Wet/modified distillers grains (tons)	184	97.35	198	71.57
Corn Oil (pounds)	5,592	0.31	941	0.38
Corn (bushels)	21,128	7.00	21,637	6.13
Gas (mmbtus)	1,688	4.16	1,697	4.02

Net Sales

Net sales for the nine months ended June 30, 2013 were $183.0 million compared to $177.8 million for the nine months ended June 30, 2012, an increase of $5.2 million or 3%. The $5.4 million drop in ethanol sales in fiscal 2013 was offset by increases in distillers grains sales of $8.3 million, increases in corn oil sales of $1.4 million, and sales of excess RIN credits of $0.9 million.

Fiscal 2013 ethanol sales were affected by the change in marketers in August 2012, whereby ethanol is now sold at a price net of freight, whereas prior to that date, ethanol was sold gross of freight. Fiscal 2012 sales were $9.6 million higher due to freight being classified as cost of goods sold during that period, instead of being deducted from sales. If freight was classified as a deduction from net sales in fiscal 2012, ethanol prices increased 5% to $2.31 per gallon from $2.20 per gallons in the nine months ended June 30, 2013 compared to 2012. This increase is attributed to tightening ethanol inventories resulting from numerous plants being idled early in calendar 2013.

The Company experienced declining ethanol margins in calendar 2012 and the first two months of calendar 2013 due to overcapacity in the industry, and an increase in imports from Brazil, both of which depressed ethanol prices during these periods. Ethanol prices and the resulting margins improved starting in March 2013.

Distillers grain sales rose due to an approximate 26% increase in the average price during the first nine months of fiscal 2013 compared to 2012. Higher corn and competing feed prices and tighter supplies of distillers grains in fiscal 2013 lead to the distillers grains price increase.

During the nine months ended June 30, 2013 and 2012, 76% and 82%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains, corn oil and periodic RIN sales. We began selling corn oil in April 2012.

Cost of Goods Sold

Cost of goods sold for the nine months ended June 30, 2013 was $183.5 million, compared to $177.5 million for the nine months ended June 30, 2012, an increase of $6.0 million or 3%. Corn costs represented 81% and 75% of cost of goods sold for the nine months ended June 30, 2013 and 2012. Corn costs increased 14% to $7.00 per bushel in the nine months ended June 30, 2013 from $6.13 per bushel for the nine months ended June 30, 2012, primarily due to drought conditions in the Midwestern region of the United States in 2012 which tightened supplies in fiscal 2013. Natural gas costs represented 4% of cost of sales for the nine months ended June 30, 2013 and 2012. Our average gas prices increased slightly to $4.16 per mmbtu in fiscal 2013 from $4.02 per mmbtu in fiscal 2012.

As noted above, cost of goods sold in fiscal 2012 included $9.6 million of freight relating to ethanol sold. In fiscal 2013, this freight is deducted from sales as our ethanol is now sold net of freight cost. Excluding this freight cost, cost of goods sold would have increased by $15.6 million or 9% in fiscal 2013.

Gross Profit

Our gross loss for the nine months ended June 30, 2013 was $0.5 million, compared to gross profit of $0.3 million for the nine months ended June 30, 2012. The decrease in gross profit was primarily due to a decrease in the crush margin during the first nine months of fiscal 2013 compared to 2012. We define the crush margin as the price of ethanol per gallon less the costs of corn and natural gas on a per gallon basis. Crush margins for nine months ended June 30, 2013 decreased by 9%, compared to the same period in 2012. Margins have improved significantly since March 2013, primarily as a result of numerous plants being idle, which has eased the ethanol supply imbalances which developed in 2012.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

For the nine months ended June 30, 2013, selling, general and administrative expenses were $5.7 million compared to $4.1 million for the nine months ended June 30, 2012. As a percentage of sales, selling, general and administrative expenses increased to 3.1% for fiscal 2013, compared to 2.3% for the fiscal 2012. The increase was primarily a result of several non-recurring expenses. In the nine months ended June 30, 2013, we incurred charges relating to environmental matters of $0.2 million, severance accruals of $1.5 million relating to reductions in headcount at our corporate headquarters, unit compensation costs of $0.3 million as a result of unit grants vesting as a result of the sale of our Fairmont facility, and legal fees of $0.3 million relating to negotiations with the senior lenders of the South Dakota debt.

Excluding these non-recurring costs, the administrative costs for the nine months ended June 30, 2013 were $3.3 million, which was 1.8% of net sales, compared to $4.1 million and 2.3% of net sales for the nine months ended June 30, 2012.

Interest Expense

Interest expense for the nine months ended June 30, 2013 was $2.3 million, compared to $0.6 million for the nine months ended June 30, 2012, an increase of $1.7 million. The increase was due to a mark-to-market loss of $1.4 million on the warrant derivative prior to its exercise in November 2012. An increase in the margin on the variable rate loans in accordance with the lending documents as well as $0.4 million additional default interest resulted in higher interest charges of $1.1 million in fiscal 2013, offset by an increase in the amortization of the additional carrying value of debt of $0.8 million in fiscal 2013.

Income from Discontinued Operations

During the nine months ended June 30, 2013, we recorded a gain on the sale of $76.7 million from the sale of the production assets of our Fairmont subsidiary.

Changes in Financial Position for the Nine Months ended June 30, 2013

Current Assets

The decrease in current assets at June 30, 2013 compared to September 30, 2012 of $4.1 million was primarily due to the sale of the Fairmont plant in December 2012, and the subsequent distribution of a cash dividend to unit holders in December 2012. All current assets relating to Fairmont have been settled with the exception of an escrow balance of $12.5 million at June 30, 2013 which is classified as restricted cash. Current assets also include remaining sale proceeds of $11.3 million in cash at June 30, 2013.

Property, Plant and Equipment

The decrease in property, plant and equipment at June 30, 2013 compared to September 30, 2012 of $90.4 million was primarily due to the sale of the Fairmont plant in December 2012, and the resulting reduction of property, plant and equipment of $83.0 million at the sale date. In addition, we recognized $8.1 million of depreciation expense in the first nine months, partially offset by $0.9 million of capital expenditures.

Other Assets

Long-term restricted cash decreased by $1.1 million in the nine months ended June 30, 2013 compared to September 30, 2012 due to the sale of the Fairmont plant and the resulting pay down of third party debt in December 2012. All restricted cash of ABE Fairmont was used to pay down debt at ABE Fairmont or was transferred to the buyer as part of the sale transaction. Notes receivable of $0.5 million was settled in December 2012. Other assets decreased by $0.5 million at June 30, 2013 compared to September 2012 primarily due to deferred financing costs being charged to expense in December 2012 when the Company paid off the third party debt at ABE Fairmont as part of the sale of the Fairmont plant.

Current Liabilities

Accounts payable and accrued expenses decreased by $7.9 million at June 30, 2013 compared to September 30, 2012 primarily due to the settlement of the current liabilities of ABE Fairmont after the sale of the plant in December 2012. Derivative financial instruments were settled in December 2012 as part of the sale of the Fairmont plant.

At June 30, 2013, the full balance of third party debt at ABE South Dakota is classified as a current liability, resulting in an increase in current debt of $25 million from September 30, 2012. Included in current debt at September 30, 2012 was $49.1 million of ABE Fairmont debt which was subsequently paid off in the first quarter of fiscal 2013.

Deferred Income

Deferred income was charged to income in December 2012 as a result of the sale of the Fairmont plant.

Long-term Debt

Long-term debt at September 30, 2012 related to ABE South Dakota which has been classified as current debt at June 30, 2013. ABE South Dakota has paid $2.2 million in principal payments since September 30, 2012.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association, as of June 2013, the estimated ethanol production capacity in the United States is 14.7 billion gallons per year, with approximately 1.2 to 1.4 billion gallons currently idle. The demand for ethanol is affected by what is commonly referred to as the “blending wall”, which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 134 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.4 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended June 30, 2013, the average Chicago Opis Spot Ethanol Assessment was $2.53 per gallon and the average NYMEX RBOB spot gasoline price was $2.83 per gallon, or approximately $0.30 per gallon above ethanol prices.

Federal policy has a significant impact on ethanol market demand. Ethanol blenders previously benefited from incentives that encouraged usage and a tariff on imported ethanol that supported the domestic industry, both of which have now expired. Additionally, the Environmental Protection Agency’s Renewable Fuels Standard (“RFS”) mandates increased level of usage of both corn-based and cellulosic ethanol. Any adverse ruling on, or legislation affecting, RFS mandates in the future could have an adverse impact on short-term ethanol prices and our financial performance in the future.

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

The Renewable Fuels Standard

The RFS is a national program that imposes minimum requirements with respect to the amount of renewable fuel produced and used. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. In 2013, the RFS2 requires that refiners and importers will blend renewable fuels totaling at least 9.74% of total fuel volume, or approximately 16.55 billion gallons, of which 13.8 billion gallons can be derived from corn-based ethanol. The RFS2 requirement will increase incrementally over the next several years to a renewable fuel requirement of 36.0 billion gallons, or approximately 7% of the anticipated gasoline and diesel consumption, by 2022.The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

		Cellulosic			RFS Requirement
	Total Renewable	Ethanol	Biodiesel		That Can Be Met
	Fuel	Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol
2013	16.55	—	1.28	2.75	13.80
2014	18.15	1.75	—	3.75	14.40
2015	20.50	3.00	—	5.50	15.00
2016	22.25	4.25	—	7.25	15.00
2017	24.00	5.50	—	9.00	15.00
2018	26.00	7.00	—	11.00	15.00
2019	28.00	8.50	—	13.00	15.00
2020	30.00	10.50	—	15.00	15.00
2021	33.00	13.50	—	18.00	15.00
2022	36.00	16.00	—	21.00	15.00

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

Blending Incentives

The Volumetric Ethanol Excise Tax Credit (“VEETC”), often commonly referred to as the “blender’s credit”, was created by the American Jobs Creation Act of 2004. This credit allowed gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. To ensure the blender’s credit spurred growth in domestic production, federal policy also insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. The VEETC and tariff expired on December 31, 2011. The expiration of the tariff appears to have resulted in increased imports in calendar 2012 and the first four months of calendar 2013, compared to the same period in 2011, according to the US Energy Information Agency (“EIA”).

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

Imported Ethanol Tariffs

There was a $0.54 per gallon tariff on imported ethanol, which expired on December 31, 2011. Expiration of this tariff could lead to the importation of ethanol from other countries, which may be a less expensive alternative to ethanol produced domestically. Imports in calendar 2012 increased by 349 million gallons compared to 2011, according to the EIA. Continued imports will most likely result in lower ethanol prices in the domestic market, and could have an unfavorable effect on our operating margins.

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

COMPETITION

Ethanol

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of June 2013, current U.S. ethanol production capacity is approximately 14.7 billion gallons per year, with approximately 1.2 to 1.4 billion gallons idle at the current time. On a national level there are many other production facilities with which we compete directly, many of whom have greater resources than we do. As of June 2013, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

Co-Products

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

Advanced BioEnergy, LLC

ABE had cash and cash equivalents of $6.9 million on hand at June 30, 2013. ABE does not have any debt outstanding as of June 30, 2013. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE South Dakota for services provided in connection with operating the ABE South Dakota plants. The primary management services provided include risk management, accounting and finance, human resources and other general management-related responsibilities. From time to time ABE may also receive certain allowable distributions from ABE South Dakota based on the terms and conditions in its senior credit agreement.

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

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota agreed to post an $2,500,000 irrevocable and non-transferable standby letter of credit on May 4, 2012 for the benefit of Gavilon as security for the payment obligations of ABE South Dakota under certain agreements with Gavilon. The Company has deposited $2,500,000 in a restricted account as collateral for this letter of credit and has classified it as restricted cash.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont sold its production facility on December 7, 2012 and paid down all outstanding debt from the proceeds from the sale of assets. ABE Fairmont has cash on hand of $11.3 million at June 30, 2013, which is not restricted in its use. ABE Fairmont also has a short term escrow balance of $12.5 million to secure the indemnification obligations of the Company and ABE Fairmont, with scheduled escrow release dates of $4.5 million in September 2013 and $8.0 million in June 2014.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $4.2 million and $0.1 million of restricted cash on hand at June 30, 2013. The restricted cash consists of $0.1 million in a debt service payment reserve. As of June 30, 2013, ABE South Dakota had interest-bearing term debt outstanding of $70.1 million.

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement dated as of June 16, 2010 and amended on December 9, 2011 (the “Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and an Administrative agent and Collateral agent. The remaining principal amount of the term loan facility is payable with quarterly payments of $750,000 starting June 30, 2013, with the remaining principal amount fully due and payable on March 31, 2016. As discussed below, ABE South Dakota did not pay the principal due on June 30, 2013, which is an event of default under the Senior Credit Agreement.

ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as non-interest bearing debt. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $325,000, payable in installments in fiscal 2014 and 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing the fee to interest expense over the remaining life of the loan.

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

Due to the deterioration in operating margins during calendar 2012, ABE South Dakota has experienced challenges in generating sufficient cash flow to satisfy its debt service obligations. As of March 31, 2013, ABE South Dakota was unable to pay its $1,105,000 quarterly principal payment and replenish the debt service reserve as required, but did remit its required $570,000 interest payment. ABE South Dakota was required to maintain at least six months of debt service in the debt service reserve account at March 31 and June 30, 2013, which is currently equal to approximately $3.7 million.

Pursuant to a waiver agreement dated as of March 28, 2013, the senior lenders waived ABE South Dakota’s obligation to make the $1,105,000 principal payment and fund the debt service reserve, as well as other non-financial obligations until June 30, 2013. This waiver is now expired. The Company is discussing a new waiver with the senior lenders.

Due to improved operating margins in the third fiscal quarter of 2013, ABE South Dakota subsequently remitted its $1,105,000 March principal payment in June 2013. However, ABE South Dakota was unable to pay its $750,000 quarterly principal payment due at June 30, 2013, and replenish the debt service reserve, but did remit its $205,000 normal interest payment for June. This resulted in an event of default under the provisions of its Senior Credit Agreement. The Administrative Agent has taken no action to exercise the remedies available to the senior lenders under the Senior Credit Agreement.

ABE South Dakota is also currently subject to an additional 2% default interest charge from March 31, 2013, which is accrued at June 30, 2013 and payable on July 31, 2013.

ABE South Dakota is generating sufficient cash flow to meet all current obligations necessary for daily operation of its plants, excluding the senior debt principal payments and debt service reserve replenishments, and its plants continue to operate efficiently. At June 30, 2013, ABE South Dakota had working capital of $11.1 million, excluding current principal due.

Net working capital excluding current principal due increased by $1.4 million in the third fiscal quarter primarily due to improving margins, and has increased by $0.4 million since September 2012. However, its net working capital decreased by $4.5 million since September 2011 as a result of capital improvements, payment of debt service obligations, and the overall decline in operating margins over the period.

Beginning in the first quarter of fiscal 2013, ABE South Dakota engaged in discussions with the senior lenders about remedies for the payment shortfall that was expected in the second fiscal quarter. Discussions continue with the senior lenders with respect to ABE South Dakota’s overall capital structure and a long-term solution to its obligations under the Senior Credit Agreement. Although the Company and senior lenders are discussing a new waiver, the Company expects that a successful long-term solution will include a restructuring or refinancing of the debt.

The Company is pursuing long-term solutions to its credit issues, but we cannot ensure that it will be able to do so on terms acceptable to the Company or to the senior lenders. If ABE South Dakota is unable to reach an agreement with the senior lenders, obtain a new waiver, or generate sufficient cash flow to satisfy the debt service obligations, the senior lenders could declare a default under the Senior Credit Agreement and exercise their remedies under the Senior Credit Agreement, including foreclosing on the ABE South Dakota ethanol plants.

CASH FLOWS

The following table shows our cash flows for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended June 30
	2013	2012
	(In thousands)
Net cash provided by operating activities	$8,952	$25,720
Net cash provided by (used in) investing activities	157,381	(9,026)
Net cash used in financing activities	(155,203)	(15,946)

Cash Flow from Operations

Our cash flows from operations for the nine months ended June 30, 2013 were lower compared to the same period in 2012, primarily due to decreased margins during fiscal 2013, and the omission of Fairmont cash flows since the sale of the facility in the first quarter of fiscal 2013.

Cash Flow from Investing Activities

We received more cash from investing activities in the nine months ended June 30, 2013, compared to the same period in 2012 primarily due to the sale of our Fairmont facility. We received net proceeds of $155 million from the sale of our Fairmont assets. Our restricted cash balances also decreased due to the pay down of debt from the debt service reserves in the first quarter of fiscal 2013 at Fairmont and South Dakota, and the inability of our ABE South Dakota subsidiary to replenish its debt service reserve account.

Cash Flow from Financing Activities

We used more cash for financing activities in the first nine months of fiscal 2013 due to the pay down of all outstanding debt at ABE Fairmont after the sale of the facility as well as normal principal payments of $2.2 million at South Dakota. In addition, we paid a cash distribution to unit holders of $4.15 per unit from the proceeds of the sale of the Fairmont facility.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	June 30,
	2013	June 30,	September 30,
	Interest Rate	2013	2012
ABE Fairmont:
Senior credit facility—variable	—	$—	$40,740
Seasonal line-variable	—	—	3,000
Subordinate exempt facilities bonds—fixed	—	—	5,370

		—	49,110
ABE South Dakota:
Senior debt principal—variable	6.28%	70,132	72,342
Restructuring fee	N/A	3,081	3,015
Additional carrying value of restructured debt	N/A	6,782	8,267

		79,995	83,624

Total outstanding		79,995	132,734

Additional carrying value of restructured debt	N/A	6,782	8,267

Stated principal		$73,213	$124,467

The debt is classified as current at June 30, 2013.

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

GOVERNMENT PROGRAMS AND TAX CREDITS

We have applied for income and sales tax incentives available under a Nebraska Advantage Act Project Agreement. As of June 30, 2013, we have received approximately $5.7 million in refunds under the Nebraska Advantage Act and have received all amounts due to the Company under the program. Our ability to earn future benefits for operations subsequent to December 7, 2012 under this program ceased upon sale of the Fairmont facility in December 2012. These receipts are recorded under Other Income in Discontinued Operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider our principal market risk to be the potential changes in commodity prices and their effect on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended June 30, 2013, sales of ethanol represented 79% of our total revenues and corn costs represented 80% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At June 30, 2013, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $2.453 and $6.79, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represent 20% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grains spot price for South Dakota local customers was $214 per ton at June 30, 2013.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 4.0% of total cost of goods sold for the quarter ended June 30, 2013. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At June 30, 2013, the price of natural gas on the NYMEX was $3.565 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At June 30, 2013 we guaranteed prices representing 6.0% of our estimated ethanol production through September 2013 by entering into flat-priced contracts. At June 30, 2013, we had entered into forward sale contracts representing 12.7% of our expected distillers grains production requirements through September 2013. At June 30, 2013, prices of 5.0% of our expected corn requirements through September 2013 were fixed by contract.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	69.5	gallons	10.0%	$2.45	$17.1
Distillers grains	0.16	tons	10.0%	213.50	3.4
Corn	25.7	bushels	10.0%	6.79	17.5
Natural gas	2.4	btus	10.0%	3.57	0.9

(1)

The volume of ethanol at risk is based on the assumption that we will enter into contracts for 18% of our expected annual gallons capacity of 85 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 36% of our expected annual distillers grains production of 258,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 15% of our estimated current 30.3 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in 0% of our gas usage.

(2)

Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of June 30, 2013.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of June 30, 2013, we had $70.1 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest would change by $0.7 million.

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

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement dated as of June 16, 2010 and amended on December 9, 2011 (the “Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and an Administrative agent and Collateral agent. As of June 30, 2013, ABE South Dakota had interest-bearing term debt outstanding of $70.1 million.

Our financial results and cash flows are subject to wide and unpredictable fluctuations due to changes in commodity prices. As shown in the accompanying parent company financial statements, our ABE South Dakota incurred an operating loss of $3.9 million for the nine months ended June 30, 2013, as a result of narrow commodity margins in the first five months of fiscal 2013. ABE South Dakota had cash and cash equivalents of $4.2 million and $0.1 million of restricted cash on hand at June 30, 2013.

Due to the deterioration in operating margins during calendar 2012, ABE South Dakota has experienced challenges in generating sufficient cash flow to satisfy all its debt service obligations. As of June 30, 2013, ABE South Dakota was unable to pay its $750,000 quarterly principal payment and replenish the debt service reserve as required, but did remit its required interest payment. ABE South Dakota is required to have at least six months of debt service available in the debt service reserve account at June 30, 2013, which is equal to approximately $3.7 million.

Although ABE South Dakota has sufficient working capital to fund daily operations, it did not have sufficient cash for its June 30, 2013 principal payment, or to replenish the debt service reserve account, which is an event of default under the Senior Credit Agreement.

Beginning in the first quarter of fiscal 2013, ABE South Dakota engaged in discussions with the senior lenders about remedies for the payment shortfall that was expected in the second fiscal quarter. Discussions continue with the senior lenders with respect to ABE South Dakota’s overall capital structure and a long-term solution to its obligations under the Senior Credit Agreement. Although the Company and senior lenders are discussing a waiver, the Company expects that a successful long-term solution will include a restructuring or refinancing of the debt.

The Company is pursuing long-term solutions to its credit issues, but we cannot ensure that it will be able to do so on terms acceptable to the Company or to the senior lenders. If ABE South Dakota is unable to reach an agreement with the senior lenders, obtain a waiver, or generate sufficient cash flow to satisfy the debt service obligations, the senior lenders could declare a default under the Senior Credit Agreement and exercise their remedies under the Senior Credit Agreement, including foreclosing on the ABE South Dakota ethanol plants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

ABE South Dakota has not paid the $750,000 quarterly principal payment due as of June 30, 2013, and has not replenished the debt service reserve account in the amount of $3.6 million, both of which are required under its Senior Credit Agreement. Although the failure to pay these required amounts is an event of default under the Senior Credit Agreement, the Administrative Agent has taken no action to exercise the remedies available to the senior lenders under the Senior Credit Agreement. As discussed in Management’s Discussion and Analysis, the Company and ABE South Dakota are engaged in discussions with the senior lenders regarding a new waiver as well as long-term solutions to ABE South Dakota’s obligations under the Senior Credit Agreement.

Item 4. Mine Safety Disclosures

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

ADVANCED BIOENERGY, LLC

Date: August 14, 2013	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101

The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2013 and September 30, 2012 ; (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and June 30, 2012; (iii) Consolidated Statements of Changes in Member’s Equity for the nine months ended June 30, 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements.

Filed Electronically