Form 10-K
period 2013-09-30
Advanced BioEnergy, LLC
filed 2014-01-14
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

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

As of December 30, 2013, the number of outstanding membership units was 25,410,851.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2014 Annual Meeting of Members are incorporated by reference into Part III.

ADVANCED BIOENERGY, LLC

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

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

•	our margins can be volatile and could become negative, which may impact our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;

•	our risk mitigation strategies could be unsuccessful and could materially harm our results;

•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•

current government- mandated standards such as the Renewable Fuels Standard may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects of indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to, or cheaper than, ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	$8.0 million of the proceeds of the sale of our Fairmont facility are subject to the terms of an escrow agreement with the buyer;

•	our operating facilities may experience technical difficulties and not produce the gallons of ethanol expected;

•

the ability of the Company and its ABE South Dakota subsidiary to restructure, or otherwise negotiate new terms on, ABE South Dakota’s debt in a manner that would enable ABE South Dakota to service this debt over the long term; and

•	our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect one to develop.

You can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the U.S. Securities and Exchange Commission, which we refer to as the SEC, that advise interested parties of the risks and factors that may affect our business.

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

COMPANY OVERVIEW

Advanced BioEnergy, LLC (“Company”, “we”, “our”, “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers grains, and corn oil. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly as the use of ethanol reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice, and decreases the amount of crude oil the U.S. needs to import from foreign sources.

To execute our business plan, we acquired ABE South Dakota, LLC (f/k/a Heartland Grain Fuels, LP) in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We commenced construction of our expansion facility in Aberdeen, South Dakota in April 2007, and commenced operations in January 2008. Our production operations are carried out primarily through our operating subsidiaries: ABE South Dakota, LLC (“ABE South Dakota”) which owns and operates ethanol facilities in Aberdeen and Huron, South Dakota, and ABE Fairmont, LLC (“ABE Fairmont”) which owned and operated an ethanol plant in Fairmont, Nebraska plant until December 2012.

On October 15, 2012, the Company and its wholly-owned subsidiary ABE Fairmont entered into an asset purchase agreement under which the Company and ABE Fairmont agreed to sell substantially all of the assets of ABE Fairmont’s ethanol and related distillers and non-food grade corn oil businesses located in Fairmont, Nebraska (the “Asset Sale”) to Flint Hills Resources, LLC. The Asset Sale was completed on December 7, 2012. ABE Fairmont has minimal activity after the sale, and will be wound up once all its indemnification obligations under the asset purchase agreement are satisfied.

The purchase price for the Asset Sale was $160.0 million, plus the value of ABE Fairmont’s inventory at closing. The inventory closing value was $10.7 million, of which $9.6 million was paid at closing and the remaining $1.1 million was paid in February 2013. Of the gross proceeds, $12.5 million was paid into an escrow account to secure the indemnification obligations of the Company and ABE Fairmont, with a scheduled release date in June 2014 for the remaining $8.0 million. The Company has received $4.5 million of the escrow through September 30, 2013.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one reportable segment.

FACILITIES

The table below provides a summary of our dry mill ethanol plants in operation as of September 30, 2013:

Location	Opened	Estimated Annual Ethanol Production	Estimated Annual Distillers Grains Production(1)	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000’s Tons)	(Million bushels)
Aberdeen, SD(2)	December 1992	9	27	3.2	Natural Gas
Aberdeen, SD(2)	January 2008	44	134	15.7	Natural Gas
Huron, SD	September 1999	32	97	11.4	Natural Gas

Consolidated		85	258	30.3

(1)	Our plants produce and sell wet, modified, and dried distillers grains. The stated quantities are on a fully dried basis operating at nameplate capacity.
(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis.

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

ETHANOL

Ethanol sales have represented 77.0%, 80.7% and 84.3% of our revenues in the years ended September 30, 2013, 2012 and 2011, respectively. In 2012, the United States consumed 12.95 billion gallons of ethanol representing 9.7% of the 133.5 billion gallons of finished motor gasoline consumed, according to the U.S Energy Information Administration (“EIA”). Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and as a gasoline alternative.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles. To further drive growth in ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the Environmental Protection Agency (“EPA”) to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. In June 2012, the EPA approved E15 for use in vehicles with model years 2001 and later. Although regulatory issues remain in many states, E15 is now available in limited locations in nine states.

The Renewable Fuels Standard

The Renewable Fuels Standard (“RFS”) is a national program that imposes requirements with respect to the amount of renewable fuel produced and used in the United States. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. We believe the RFS2 program will increase the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. The RFS2 requires that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, representing 7% of the anticipated gasoline and diesel consumption in 2022. In 2013, RFS2 required refiners and importers to blend renewable fuels totaling at least 9.74% of total fuel volume, of which 8.12% of total fuel volume, or 13.8 billion gallons, could be derived from corn-based ethanol. The remainder of the requirement is to be met by non-corn related advanced renewable fuels such as cellulosic ethanol and biomass-based biodiesel. The RFS requirement for corn-based ethanol is capped at 15.0 billion gallons starting in 2015.

In November 2013, the EPA proposed a 9.7% reduction of the original 2014 statutory corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year. This would be a reduction from the 2013 requirement of 13.8 billion gallons for corn-based ethanol, and the original 2014 volume per the statute of 14.4 billion gallons. The proposal is subject to a 60-day comment period. If the proposal becomes a final rule, ethanol demand may decrease. Current ethanol production capacity is approximately 14.7 billion gallons per the RFA.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons):

Year	Total Renewable Fuel Requirement	Cellulosic Ethanol Minimum Requirement	Biodiesel Minimum Requirement	Advanced Biofuel	RFS Requirement That Can Be Met With Corn-Based Ethanol
2013	16.55	—	1.28	2.75	13.80
2014(1)	18.15	1.75	—	3.75	14.40
2014(2)	15.21	0.02	1.28	2.20	13.01
2015	20.50	3.00	—	5.50	15.00
2016	22.25	4.25	—	7.25	15.00
2017	24.00	5.50	—	9.00	15.00
2018	26.00	7.00	—	11.00	15.00
2019	28.00	8.50	—	13.00	15.00
2020	30.00	10.50	—	15.00	15.00
2021	33.00	13.50	—	18.00	15.00
2022	36.00	16.00	—	21.00	15.00

(1)	Original 2014 volumes per statute.
(2)	Proposed EPA 2014 Renewable Fuel Standards issued November 2013.

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

Clean Air Additive

A clean air additive is a substance that, when added to gasoline, reduces tailpipe emissions, resulting in improved air quality characteristics. Ethanol contains 35% oxygen, approximately twice that of MTBE, a historically used oxygenate. The additional oxygen found in ethanol results in more complete combustion of the fuel in the engine cylinder, which reduces tailpipe emissions by as much as 30%, including a reduction in volatile organic compound emissions when blended at a 10% level. Pure ethanol, which is non-toxic, water soluble and biodegradable, replaces some of the harmful gasoline components, including benzene.

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

E85, a Gasoline Alternative

Ethanol is the primary blend component in E85. In late 2013, over 3,100 retail stations supplied E85 in the U.S., according to the RFA. The RFA estimates that there are approximately 14 million ethanol-flexible fuel vehicles, or FFVs, on the road in the U.S. today.

E15

As noted above, to increase ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the EPA to increase the allowable amount of ethanol blended to a 15% level. In June 2012, the EPA approved E15 to be used in vehicles with model years 2001 and later. Although regulatory issues remain in many states, E15 is available in limited locations in nine states as of September 2013.

Blending Incentives and Import Tariffs

The Volumetric Ethanol Excise Tax Credit (“VEETC”), often commonly referred to as the “blender’s credit,” was created by the American Jobs Creation Act of 2004. This credit allowed gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. To ensure the blender’s credit spurred growth in domestic production, federal policy also insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. The VEETC and tariff expired on December 31, 2011.

The expiration of the tariff appears to have resulted in increased imports in calendar 2012, primarily from Brazil, of almost 350 million gallons more than calendar 2011 per the EIA, which mostly offset reductions in domestic ethanol production during the same period. Imports in the first nine months of 2013 have decreased compared to 2012 but remain above 2011 levels. Continued imports will most likely result in lower ethanol prices in the domestic market, and could have an unfavorable effect on our operating margins.

California Low-Carbon Fuel Standard

In April 2009, the California air regulators approved the Low-Carbon Fuel Standard (“LCFS”) aimed at achieving a 10% reduction in motor vehicle emissions of greenhouse gases by 2020. Other states may adopt similar legislation, which may lead to a national standard. The regulation requires that providers, refiners, importers and blenders ensure that the fuels they provide in the California market meet a declining standard of carbon intensity. This rule calls for a reduction of greenhouse gas emissions associated with the production, transportation and consumption of a fuel. The emissions score also includes indirect land-use change pollution created from converting a forest to cultivated land for corn feedstock. The final regulation contains a provision to review the measurement of the indirect land-use effects and further analysis of the land-use values and modeling inputs.

In December 2011, the United States District Court for the Eastern District of California ruled that the low-carbon fuel standard violated the commerce clause on the grounds that it discriminates against out-of-state ethanol producers and out-of-state and foreign crude oil transporters in favor of in-state competitors, and issued an injunction. In April 2012, the United States Ninth Circuit Court of Appeals stayed the injunction, and expedited briefing of the appeal. In September 2013, the Ninth Circuit Court of Appeals upheld California’s low-carbon fuel standard. The Court of Appeals returned the case to the District Court in Fresno, California to decide whether the fuel standard, while neutral in design, has a discriminatory impact on non-California producers in practice.

This standard and other similar standards by other states may impact the way ethanol producers procure feed stocks, produce dry distillers grains and market and transport ethanol and distillers grains. Ethanol produced through low-carbon methods, including imported ethanol made from sugarcane, may be redirected to certain markets and U.S. producers may be prevented from selling ethanol in California and be required to market their ethanol in other regions with possible material adverse effects on our profitability.

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

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of September 2013, current U.S. ethanol production capacity is approximately 14.7 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of September 2013, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

The largest ethanol producers include: Abengoa Bioenergy Corp.; Archer Daniels Midland Company; Cargill, Inc.; Green Plains Renewable Energy, Inc.; POET, LLC and Valero Renewable Fuels. Producers of this size may have an advantage over us from economies of scale and stronger negotiating positions with purchasers. We market our ethanol primarily on a regional and national basis. We believe that we are able to reach the best available markets through the use of experienced ethanol marketers and by the rail delivery methods we use. Our plants compete with other ethanol producers on the basis of price, and, to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices.

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

Ethanol Marketing

ABE South Dakota entered into marketing agreements (“Ethanol Marketing Agreements”) with Gavilon, LLC, a commodity marketing firm, and affiliated companies (collectively “Gavilon”), on May 4, 2012 (amended on July 31, 2012). The Ethanol Marketing Agreements require that we sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota plants. The terms of the Ethanol Marketing Agreements began on August 1, 2012, and expire on December 31, 2015.

ABE South Dakota was party to ethanol marketing agreements with Hawkeye Gold, LLC to sell substantially all of the ethanol produced by its facilities through April 30, 2013. Effective July 31, 2012, the Company and Hawkeye Gold mutually agreed to terminate their ethanol marketing relationship for the sale of ethanol from the Company’s ethanol production facilities, in exchange for certain payments based on ethanol gallons sold through April 30, 2013. In connection with the termination of these agreements, the Company recorded a charge of approximately $1.3 million in the fourth quarter of fiscal 2012.

CO-PRODUCTS

Sales of distillers grains have represented 21.4%, 18.7% and 15.5% of our revenues for the years ended September 30, 2013, 2012 and 2011. When the plants are operating at capacity, they produce approximately 258,000 tons of dried distillers grains equivalents per year, approximately 17 pounds per bushel of corn used. Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains; modified wet distillers grains with solubles, known as modified distillers grains; and dry distillers grains with solubles. Wet and modified distillers grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets.

In April 2012, we installed corn oil extraction technology at our Aberdeen plant. The corn oil systems are designed to extract non-edible corn oil during the thin stillage evaporation process immediately prior to production of distillers grains. Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than the water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers grains.

Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Our corn oil is primarily sold by truck to biodiesel manufacturers.

Competition

In the sales of distillers grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 60% of our distillers grain revenues from the sale of dried distillers grains, which have an indefinite shelf life and can be transported by truck or rail, and 40% from the sale of modified or wet distillers grains, which have a shorter shelf life and are typically sold in local markets via truck.

We compete with other ethanol producers in the sale of corn oil. Many producers have added corn oil technology to their facilities.

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) for marketing the sale of ethanol co-products produced at the Huron plant. ABE South Dakota has a marketing agreement with Gavilon, LLC (“Gavilon”) for dried distillers grains produced at the Aberdeen plants which became effective July 1, 2013. The marketing agreement with Gavilon requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers grains produced at the Aberdeen plants through July 31, 2016. The Aberdeen plant self-markets its wet and modified distillers grains.

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

Corn mash left over from distillation is pumped into a centrifuge for dewatering. The liquid from the centrifuge, known as thin stillage, is then pumped from the centrifuges to an evaporator, where it is concentrated into a syrup. The solids that exit the centrifuge, known as the wet cake, are conveyed to the dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process produces distillers grains with solubles, which is used as a high-protein/fat animal-feed supplement. Dry-mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains; modified wet distillers grains with solubles, known as modified distillers grains; and dry distillers grains with solubles, known as dry distillers grains. Wet and modified distillers grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets.

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

RAW MATERIALS

Corn

In 2012, the ethanol industry consumed approximately 4.5 billion bushels of corn, which approximated 42% of the 10.8 billion bushels of 2012 domestic corn production according to the U.S. Department of Agriculture.

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

Natural Gas

When our South Dakota facilities operate at capacity, they require approximately 2.4 million British Thermal Units (“mmbtu”) of natural gas per year. Natural gas prices and availability are affected by weather conditions and overall economic conditions. We have constructed our own natural gas pipelines for the Aberdeen plant. These pipelines originate at interstate transport pipelines and allow our plants to source gas from various national marketers without paying transportation cost to the local utility. We purchase natural gas from local utilities and national suppliers for our Huron plant. We hedge a portion of our exposure to natural gas price risk from time to time by using fixed-price or futures contracts.

Shipment of Ethanol by Rail Car

We transport our ethanol to our customers primarily via tanker rail cars. As of September 30, 2013, we are leasing ethanol tank cars whose leases expire at varying times over the next six years. The increased demand for tankers for the oil industry as a result of increased oil production in the Bakken shale oil fields in North Dakota and Montana, has severely constrained the available supply of tanker rail cars and caused tanker car lease rates to increase significantly above historical rates. If we have to sign new leases at prices significantly in excess of our current lease rates, our future profitability could be adversely affected. In addition, if we are unable to procure sufficient replacement tanker cars when our current leases expire, we would have to curtail or cease production as we would be unable to transport our ethanol to customers.

ENVIRONMENTAL MATTERS

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. Any violation of these laws and regulations or permit conditions could result in substantial fines, natural resource damage, criminal sanctions, damage claims from third parties, and permit revocations or facility shutdowns. We believe we are currently in substantial compliance with environmental laws and regulations and do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. However, our business is still subject to risks associated with environmental and other regulations and associated costs. Protection of the environment requires us to incur expenditures for equipment, processes and permitting. Although we include significant pollution control equipment in our production facilities, our capital expenditures for environmental control equipment in 2013 were not material, and we do not expect material expenditures for environmental control equipment in 2014.

EMPLOYEES

As of November 1, 2013, we had 67 full-time employees. None of our employees are covered by a collective bargaining agreement.

SEASONALITY

Our operating results are influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary products, ethanol and distillers grains. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas however, tends to move opposite of corn and tends to be lower in the spring and summer and higher in the fall and winter. The price of distillers grains tends to rise during the fall and winter cattle feeding seasons and be lower in the spring and summer when pasture grazing is readily available, although this effect can be mitigated if export markets are strong.

REPORTS

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available on the Company’s website www.advancedbioenergy.com as soon as reasonably practicable after it electronically files such materials with the SEC.

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

At September 30, 2013, ABE South Dakota was in default of its senior credit agreement, primarily due to its failure to fully fund a debt service reserve account and meet certain non-financial obligations. These defaults have been waived by the senior creditors through December 31, 2013. The Company funded the debt service reserve on December 31, 2013, but the non-financial default is outstanding after December 31, 2013. The Company is currently in discussions with the senior lenders with respect to ABE South Dakota’s overall capital structure and a long term solution to its obligations under the senior credit agreement. If ABE South Dakota is unable to obtain a new waiver for periods after December 31, 2013, or satisfy the non-financial obligations, the senior lenders could declare a default under the senior credit agreement and exercise their remedies under the senior credit agreement, including foreclosing on the ABE South Dakota ethanol plants.

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

Our revenues exclusively depend on the market prices for ethanol, distillers grains and corn oil. These prices can be volatile due to a number of factors, including overall supply and demand, the price of corn, the price of and demand for gasoline, the level of government support and the availability and price of competing products

Certain members beneficially own a large percentage of our units, which may allow them to collectively control substantially all matters requiring member approval and, certain of our principal members, including Hawkeye Energy Holdings, LLC and Clean Energy Capital, LLC (f/k/a Ethanol Capital Management, LLC) (“CEC”), have been granted other special voting rights.

In August 2009, we and each of our then current directors, South Dakota Wheat Growers Association, CEC and Hawkeye executed a Voting Agreement (the “Voting Agreement”). The Voting Agreement, among other things, requires the parties to (a) nominate for election to the board two designees of Hawkeye, two designees of

CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of these designees, (c) vote (or act by written consent) all units (or other voting equity securities) of the Company they beneficially own, hold of record or otherwise control at any time, in person or by proxy, to elect each of the designees to the board, (d) not take any action that would result in (and take any action necessary to prevent) the removal of any of the designees from the board or the increase in the size of the board to more than nine members without the consent of the Hawkeye, CEC and Chief Executive Officer, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. The Company has also granted Hawkeye board observation rights under the Voting Agreement. At November 30, 2013, the parties to the Voting Agreement held in the aggregate approximately 57% of the outstanding units of the Company.

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

The Company’s operating subsidiary, ABE South Dakota entered into marketing agreements (“Ethanol Marketing Agreements”) with Gavilon, LLC, a commodity marketing firm, and affiliated companies (collectively “Gavilon”), on May 4, 2012, (amended on July 31, 2012). The Ethanol Marketing Agreements require ABE South Dakota to sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota plants. The terms of the Ethanol Marketing Agreements began on August 1, 2012, and expire on December 31, 2015.

Gavilon may not effectively manage the logistics of ABE South Dakota’s rail cars to ensure ABE South Dakota will be able to continue producing ethanol without exceeding its storage capacity, resulting in unplanned slowdowns or shut downs or may not otherwise successfully market ABE’s ethanol. A default by Gavilon in its obligations to ABE South Dakota, or ABE South Dakota’s failure to obtain the best price for its ethanol, or Gavilon’s failure to effectively manage logistics may negatively affect our profitability.

In November 2013, Gavilon announced that it will be acquired by NGL Energy Partners LP. We depend upon Gavilon to market the ethanol we produce, and we sublease from Gavilon a majority of the ethanol rail cars we use to transport our ethanol to customers. Should we be unable to renew these agreements with Gavilon, our liquidity and profitability could be adversely affected, as we may be unable to find similar pricing and payment terms from other marketers.

We depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.

We currently have agreements with a third-party marketing firm, Gavilon, to market all of the ethanol we produce from our facilities. We contract with third parties to market the sale of most of the distillers grains produced at our South Dakota plants, and corn oil produced at the Aberdeen plant. If the ethanol or co-product marketers breach their contracts or do not have the ability, for financial or other reasons, to market all of the ethanol we produce or to market the co-products produced at the South Dakota plants, we may not have any readily available alternative means to sell our products. Our lack of a sales force and reliance on third parties to sell and market most of our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and co-products may result in lower revenues and reduced profitability.

We are exposed to credit risk resulting from non-payment by significant customers.

We have a concentration of credit risk since our subsidiary generally sells all of its ethanol to a single customer. We have increased in-house sales of distillers grains, which results in credit risks from new customers. Although payments are typically received within twenty days from the date of sale for ethanol and distillers grains, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to make payments to us for our accounts receivable or to provide inventory to us on advance may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due. As of September 30, 2013, the total receivable balance at ABE South Dakota was $8.5 million of which 98% was due from three customers.

Our profitability depends on the spread between ethanol and corn prices, which can vary significantly.

Gross profit on gallons produced at our facilities, which accounts for the substantial majority of our operating income, is principally dependent on the spread between ethanol and corn prices. During fiscal 2013, the price of corn increased at a faster rate than the price of ethanol, but increases in distillers grains prices more than offset the difference.

The price of corn is influenced by weather conditions (including droughts or excess rainfall) and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we use in our manufacturing process.

Natural gas costs represented approximately 3.9% of our cost of goods sold in the year ended September 30, 2013. We rely upon third parties for our supply of natural gas, which is consumed in the production of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, hurricanes in the Gulf of Mexico, and the recent expansion of hydraulic fracturing in the U.S. which has expanded domestic supplies, and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to produce ethanol. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. Natural gas prices over the period from October 1, 2010 through September 30, 2013, based on the New York Mercantile Exchange or NYMEX, daily futures data, have ranged from a low of $1.91 per million British Thermal Units, or mmbtu, on April 19, 2012 to a high of $4.85 per mmbtu on June 8, 2011. At September 30, 2013, the NYMEX price of natural gas was $3.56 per mmbtu.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results.

We are exposed to a variety of market risks, including the effects of changes in commodity prices. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. We cannot ensure that we will not experience hedging losses in the future. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, failure to have adequate capital to use various hedging strategies, as is currently the case, may expose us to substantial risk of loss, or result in a loss for our company.

The supply of ethanol rail cars in the market is extremely tight and could affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire.

We transport our ethanol to our customers primarily via tanker rail cars. As of September 30, 2013, we were leasing ethanol tank cars whose leases expire at varying times over the next six years. We require tanker cars to ship our ethanol to customers, and would have to lower or cease production if we do not have sufficient cars available.

There has been increased demand by the oil industry for the type of tankers used to transport ethanol, as a result of increased production in the Bakken shale oil fields in North Dakota and Montana, as well as the Eagle Ford shale oil fields in Texas. The light viscosity of the oil being produced out of these fields, and the lack of pipelines to transport oil from these fields to major collection points has caused the oil industry to use the same type of tanker cars used by the ethanol industry. This increased demand has severely constrained the available supply of tanker rail cars during the past two years, and caused tanker car lease rates to increase significantly above historical rates. We expect lease rates to remain high through at least fiscal 2014, as we expect demand for tanker cars to remain high due to the continued growth of shale oil production, the flexibility that rail car transport affords the oil producers, and the continued lack of pipelines to transport oil to collection points.

We cannot ensure that we will be able to obtain replacement cars required when current leases expire at a reasonable price or at all. Even if we are able to obtain replacement rail cars, if we are required to lease the cars at prices significantly in excess of our current lease rates, our future profitability could be adversely affected.

Our recent credit issues could affect our ability to negotiate operating leases for new ethanol rail cars in the future.

We have recently been in default of our senior credit agreement, which may affect our ability to enter into new operating leases once our current ethanol rail car leases expire. We cannot ensure that we will have sufficient liquidity available to satisfy the collateral requirements of prospective lessors. Failure to sign long-term leases could require us to sign short-term leases at rates significantly in excess of current lease rates, or lower or cease production if we do not have sufficient cars available, either of which would adversely affect our profitability.

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

Our members may only propose amendments to the Operating Agreement if they hold more than 1% of the units outstanding. Members may demand a member meeting only if they represent a majority of the membership voting interests.

Amendments to our operating agreement (other than amendments that would modify the limited liability of a member or alter a member’s economic interest, which requires a two-thirds vote of the membership interests adversely affected) require the affirmative vote of a majority of the membership voting interests represented at a meeting.

RISKS RELATED TO THE ETHANOL INDUSTRY

If demand does not sufficiently increase and production capacity and imported ethanol increase, industry overcapacity could develop.

According to the RFA, domestic ethanol production capacity has increased dramatically from 1.7 billion gallons per year in January 1999 to 14.7 billion gallons per year as of September 2013. It is estimated that 22 of the 209 plants in the United States are idle, and others have reduced output, reducing current operational output capacity to 13.5 billion gallons per year. In addition to this increase in production capacity, excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply, which could result from a number of factors, including but not limited to, regulatory developments, reduced exports and reduced gasoline consumption in the U.S. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. In August 2012, the Federal government issued regulations to increase fuel efficiency and reduce greenhouse gas pollution for all new cars and trucks sold in the United States. These new standards will cover cars and light trucks for Model Years 2017-2025, requiring performance equivalent to 54.5 mpg in 2025. These standards are likely to reduce the overall demand for gasoline, and therefore ethanol.

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

Ethanol is used both as a fuel additive to reduce vehicle emissions and as an octane enhancer to improve the octane rating of the gasoline with which it is blended. Therefore, the supply and demand for gasoline affects the price of ethanol, and our business and future results of operations may be materially adversely affected if gasoline demand or price decreases.

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

Growth in the sale and distribution of ethanol depends on the changes in and expansion of related infrastructure, which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. In 2012, the United States consumed 12.9 billion gallons of ethanol representing 9.7% of the 133.5 billion gallons of finished motor gasoline consumed according to the RFA. Ethanol plants in the United States produced 13.3 billion gallons in 2012, down from 13.9 billion gallons in 2011. The demand for ethanol is affected by what is commonly referred to as the “blending wall”, which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 133.5 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.3 billion gallons of ethanol per year. In order to expand demand for ethanol, higher percentage blends must be used in standard vehicles.

To drive growth in ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. A final decision was announced on October 13, 2010, which allows for E15 usage in 2007 and newer vehicles, and was updated on January 21, 2011 to include 2001 to 2006 vehicles. Although regulatory issues remain in many states, E15 is now available in limited locations in nine states.

Additional infrastructure will be required to handle the additional 5% of blending including:

•	Expansion of refining and blending facilities to handle ethanol;

•	Growth in the number of service stations equipped to handle ethanol fuels, which often requires investment in new pumps and storage capacity at stations;

•	Additional storage facilities for ethanol;

•	Additional rail capacity; and

•	Increase in truck fleets capable of transporting ethanol within localized markets

Without infrastructure investments by unrelated parties, the demand for ethanol may not increase, which could have an adverse effect on our business.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.

According to the RFA, approximately 99% of the ethanol currently produced in the U.S. is produced from corn.

A current focus in ethanol production research is the development of an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops. This focus is driven by governmental mandates including the Renewable Fuels Standard, as most recently amended (“RFS2”), and the fact that cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Furthermore, ethanol produced from cellulose based biomass is generally considered to emit less carbon emission than ethanol produced from corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. Some commercial scale cellulosic ethanol plants are currently under construction. We currently do not believe it will be cost-effective to convert our existing plants into cellulose-based biomass facilities. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue and operate profitably will be negatively affected.

Competition from new or advanced technology may lessen the demand for ethanol and negatively affect our profitability.

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

The market for ethanol and other biofuels is highly competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, geographic diversity, name recognition and financial, marketing and other resources than we do. We compete directly or indirectly with large companies, such as Abengoa Bioenergy Corp.; Archer Daniels Midland Company; Cargill, Inc.; Green Plains Renewable Energy, Inc.; POET, LLC and Valero Energy Corporation and with other companies that are seeking to develop large-scale ethanol plants and alliances. Pressure from our competitors could require us to reduce our prices or increase our spending for marketing, which would erode our margins and could have a material adverse effect on our business, financial condition and results of operations.

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

RISKS RELATED TO ETHANOL PRODUCTION

Operational difficulties at our plants could negatively affect our sales volumes and could cause us to incur substantial losses.

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

Improperly trained employees may not follow procedures, resulting in damage to certain parts of the ethanol production facility, which could negatively affect operating results if our plants do not produce ethanol and its by-products as anticipated.

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

The use and demand for ethanol and its supply are impacted by federal and state legislation and regulation, most significantly the Renewable Fuels Standard, and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, and the ability to operate at a profit.

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

Opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the Renewable Fuels Standard through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand. The EPA has indicated that it does not believe that the market can consume enough ethanol sold in blends greater than E10, or produce sufficient volumes of non-ethanol biofuels to meet the volumes of total renewable fuel and advanced biofuel as required by statute for 2014.

As a result, in November 2013, the EPA proposed a 9.7% reduction of the original 2014 statutory corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year, subject to a 60 day comment period. This is a reduction from the 2013 requirements of 13.8 billion gallons for corn-based ethanol, and the original 2014 volumes per the statute of 14.4 billion gallons.

Current ethanol production capacity is approximately 14.7 billion gallons according to the RFA. Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

Imported ethanol could undermine the ethanol industry in the U.S.

Imported ethanol is no longer subject to any tariffs since December 31, 2011. Since production costs for ethanol in many countries are significantly less than what they are in the U.S., the duty-free import of ethanol may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol. Imports to the U.S. rose after the expiration of tariffs in 2011.

Various studies have criticized ethanol, and could lead to the reduction or repeal of government regulations such as the RFS that promote the use and domestic production of ethanol.

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

We are subject to extensive air, water and other environmental regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees, and the plants we operate or manage need to maintain a number of environmental permits. Each ethanol plant we operate or manage is subject to environmental regulation by the State of South Dakota and by the EPA. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts on the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations or facility shutdowns, liability for the costs of investigation or remediation and for damages to natural resources. Our operating subsidiary may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials from those plants, and ABE may have exposures to such claims arising from its management services.

Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time during operation of an ethanol plant. If this occurs, our operating subsidiary could be required to spend significant resources to remedy the issues and may limit operation of the ethanol plant. Our operating subsidiary may be liable for the investigation and cleanup of environmental contamination that might exist or could occur at each of the properties that they own or operate where they handle hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, our operating subsidiary may be responsible under the CERCLA (otherwise known as the “Superfund Act”) or other environmental laws for all or part of the costs of investigation and remediation, and for damages to natural resources. Our operating subsidiary may also be subject to related claims by private parties, including our employees and property owners or residents near their plant, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those plants. Additionally, employees, property owners or residents near our ethanol plants could object to the air emissions or water discharges from our ethanol plants. Ethanol production has been known to produce an unpleasant odor. Environmental and public nuisance claims or toxic tort claims could be brought against us as a result of this odor or their other releases to the air or water. Some of these matters may require us to expend significant resources for investigation, cleanup, installation of control technologies or other compliance-related items, or other costs.

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

We also cannot ensure that our operating subsidiary will be able to comply with all necessary permits to continue to operate its ethanol plants. Failure to comply with all applicable permits and licenses could subject our operating subsidiary to future claims or increase costs and materially adversely affect our business, results of operations and financial condition. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and these changes can be made retroactively. Consequently, even if our operating subsidiary obtains the required permits, it may be required to invest or spend considerable resources to comply with future environmental regulations, such as regulation of greenhouse gasses, or new or modified interpretations of those regulations, which could materially adversely affect our business, results of operations and financial condition. Present and future environmental laws and regulations (and interpretations thereof) applicable to the operations of our operating subsidiary, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our business, results of operations and financial condition.

Our employees are exposed to the physical hazards of heights, rotating, motorized mechanical and mobile machinery, and equipment and chemicals. Despite procedures, training, physical and engineered barriers and preventative measures, we may still be exposed to liabilities of Occupational Safety and Health Administration fines and incur potential punitive damages as a result of employee injuries that fall outside the workman’s compensation program and insurable losses.

RISKS RELATED TO TAX ISSUES

Income allocations assigned to unit holder units may result in taxable income in excess of cash distributions, which means unit holders may have to pay income tax on their investment with personal funds.

Unit holders will be required to pay tax on their allocated shares of our taxable income. It is likely that a unit holder will receive allocations of taxable income in certain years that result in a tax liability that is in excess of any cash distributions we may make to the unit holder. Among other things, this result might occur due to accounting methodology, lending covenants that restrict our ability to pay cash distributions, or our decision to retain the cash generated by the business to fund our operating activities and obligations. If we successfully restructure the ABE South Dakota senior debt, any resulting forgiven debt could result in significant taxable income to our unit holders that is significantly in excess of any cash distributions we are able to make to the unit holders. In the event unit holders have used prior tax losses to offset non-ABE taxable income, the use of these losses may result in future tax liability.

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

ITEM 2.	PROPERTIES

The table below provides a summary of our ethanol plants in operation as of September 30, 2013. We currently own each of these facilities.

Location	Opened	Estimated Annual Ethanol Production	Estimated Annual Distillers Grains Production(1)	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000’s Tons)	(Million bushels)
Aberdeen, SD(2)	December 1992	9	27	3.2	Natural Gas
Aberdeen, SD(2)	January 2008	44	134	15.7	Natural Gas
Huron, SD	September 1999	32	97	11.4	Natural Gas

Consolidated		85	258	30.3

(1)	Our plants produce and sell wet, modified, and dried distillers grains. The stated quantities are on a fully dried basis operating at nameplate capacity.
(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s sole executive officer is:

Name	Employee Since	Age	Position
Richard R. Peterson	2006	48	President, Chief Executive Officer, Chief Financial Officer

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

Holders

There were 1,222 holders of record of our units as of November 1, 2013.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during the fourth quarter of fiscal 2013.

Distributions

In December 2012, after the sale of the Fairmont facility, we paid a distribution of $4.15 per unit to our unit holders. Our board of directors declared a cash distribution of $0.31 per unit on September 18, 2013, which was paid out in October 2013. We did not make any distributions in the fiscal years ended September 30, 2012 or 2011 with the exception of a deemed distribution related to Nebraska withholding taxes on our non-resident unit holders. Subject to any loan covenants or restrictions with any lenders, we may elect to make future distributions to our members in proportion to the units that each member holds relative to the total number of units outstanding. There can be no assurance that we will ever be able to pay any subsequent distributions to our unit holders.

Our board may elect to retain future profits to provide operational financing for the plants, debt retirement, implementation of new technology and various expansion plans, including development of new product lines. Additionally, our lenders may further restrict our ability to make distributions. Unit holders will be required to report on their income tax return their allocable share of the income, gains, losses and deductions we have recognized without regard to whether we make any cash distributions to our members.

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

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities in the fourth quarter of fiscal 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The equity securities outstanding as of September 30, 2013 under equity compensation plans are the January 2013 Unit Appreciation Rights to the Company’s Chief Executive Officer Richard Peterson. The following table provides information as of September 30, 2013 with respect to Company’s Units under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	200,000	$1.15	None

Total	200,000		None

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated income statement data and other financial data for the years ended September 30, 2010 and 2009 and as of September 30, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of September 30, 2013 and 2012 and the selected consolidated income statement data and other financial data for each of the three years in the period ended September 30, 2013 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

This selected financial data includes comparative income statement data whose presentation has been adjusted for the effects of discontinued operations, due to the sale of the Fairmont facility in December 2012.

	Years Ended September 30,
	2013(2)	2012	2011	2010(1)	2009
	(In thousands, except per unit data)
Income statement data:
Ethanol and related product sales	$240,745	$230,499	$238,125	$157,163	$147,699
Other revenues	1,242	366	358	670	719

Total net sales	241,987	230,865	238,483	157,833	148,418
Cost of goods sold	240,056	233,241	241,671	144,749	144,271

Gross profit (loss)	1,931	(2,376)	(3,188)	13,084	4,147
Selling, general and administrative expenses	6,760	6,265	4,473	4,789	5,937
Arbitration settlement expense	—	—	3,791	960	—
Impairment of long-lived assets	—	—	—	—	28,260

Operating income (loss)	(4,829)	(8,641)	(11,452)	7,335	(30,050)
Other income	270	59	146	50	326
Gain on extinguishment of debt	—	—	—	17,660	—
Debt restructuring costs	—	—	—	(2,149)	(2,525)
Interest expense	(2,884)	(608)	(325)	(7,121)	(21,563)
Interest income	19	37	24	30	114

Income (loss) from continuing operations	(7,424)	(9,153)	(11,607)	15,805	(53,698)

Income (loss) from discontinued operations	79,179	(614)	13,416	15,416	(600)

Net income (loss)	$71,755	$(9,767)	$1,809	$31,221	$(54,298)

Basic weighted units outstanding	25,333	24,714	24,710	19,752	12,692
Diluted weighted units outstanding	25,333	24,734	24,710	19,752	12,692
Income (loss) per unit basic	$2.83	$(0.40)	$0.07	$1.58	$(4.28)
Income (loss) per unit diluted	$2.83	$(0.40)	$0.06	$1.58	$(4.28)

	As of September 30,
	2013	2012	2011	2010	2009
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$27,796	$11,210	$18,725	$22,772	$26,367
Property and equipment, net	58,645	151,654	164,821	181,701	203,364
Total assets	112,541	211,637	232,176	246,197	262,353
Total debt	77,847	132,734	147,956	166,715	222,928
Total equity	17,223	55,883	65,646	63,818	21,789

(1)	The fiscal 2010 results include the ABE South Dakota debt restructuring.
(2)	The fiscal 2013 results include the sale of the Fairmont facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To execute our business plan, in November 2006 we acquired ABE South Dakota, LLC (“ABE South Dakota”) f/k/a Heartland Grain Fuels, LP, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We began construction of our new facility in Aberdeen, South Dakota in April 2007, and began operations in January 2008. Our production operations are carried out primarily through our operating subsidiaries: ABE South Dakota which owns and operates plants in Aberdeen and Huron, South Dakota; and ABE Fairmont which owned and operated a plant in Fairmont, Nebraska plant until December 2012. ABE Fairmont has minimal activity subsequent to the sale noted below.

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

The purchase price for the Asset Sale was $160.0 million, plus the value of ABE Fairmont’s inventory at closing. The inventory closing value was $10.7 million, of which $9.6 million was paid at closing and the remaining $1.1 million was paid in February 2013. Of the gross proceeds, $12.5 million was paid into an escrow account to secure the indemnification of the Company and ABE Fairmont, with scheduled release dates on the 9-month and 18-month anniversary of closing. The Company received $4.5 million of the escrow in September 2013. The net proceeds received at closing were used to pay down all outstanding debt at ABE Fairmont, as well as pay a distribution of approximately $105.5 million to the unit holders of the Company in December 2012.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one operating segment.

Location	Opened	Estimated Annual Ethanol Production	Estimated Annual Distillers Grains Production(1)	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000’s Tons)	(Million bushels)
Aberdeen, SD(2)	December 1992	9	27	3.2	Natural Gas
Aberdeen, SD(2)	January 2008	44	134	15.7	Natural Gas
Huron, SD	September 1999	32	97	11.4	Natural Gas

Consolidated		85	258	30.3

(1)	Our plants produce and sell wet, modified, and dried distillers grains. The stated quantities are on a fully dried basis operating at full production capacity.
(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis.

We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We believe that these plants are adequately insured for replacement cost plus related disruption expenditures.

PLAN OF OPERATIONS THROUGH SEPTEMBER 30, 2014

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

RESULTS OF OPERATIONS

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2013 and fiscal 2012 for our South Dakota plants only:

	Year Ended September 30, 2013		Year Ended September 30, 2012
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol sold (gallons)	81,518	$2.29	78,731	$2.37
Dried distillers grains sold (tons)	141	221.81	125	198.33
Wet/modified distillers grains sold (tons)	217	94.58	245	75.22
Corn oil sold (pounds)	7,950	0.31	2,548	0.37
Corn consumed (bushels)	28,377	6.76	27,592	6.41
Natural gas consumed (mmbtus)	2,277	4.12	2,171	3.84

Net Sales

Net sales for fiscal 2013 were $242.0 million, compared to $230.9 million for fiscal 2012, an increase of $11.1 million or 5%. The increase was comprised of higher distillers grains sales of $8.7 million, higher corn oil sales of $1.5 million, and sales of excess RIN credits of $0.9 million. Excess Renewable Identification Number (“RIN”) credits are generated primarily from sales of E-85 ethanol and can be sold at current market prices to interested parties. The Company ceased sales of E-85 during fiscal 2013.

Reported ethanol sales in fiscal 2013 were affected by the change in marketers in August 2012, whereby ethanol is now sold at a price net of freight. Fiscal 2012 sales were $11.0 million higher due to freight being classified as cost of goods sold during that period, instead of a deduction from sales. If freight was classified as a deduction from net sales in fiscal 2012, ethanol prices rose by 3% in fiscal 2013 compared to 2012. This is attributed to tighter ethanol inventories and tight corn availability resulting in plant shutdowns around the country, which has eliminated the previous overcapacity in ethanol production. The Company sold 2.8 million more gallons in fiscal 2013 than in 2012, primarily due to increased production in fiscal 2013 after poor margins in the summer of 2012 resulted in the Company reducing ethanol output for several months in fiscal 2012.

Distillers grains sales increased due to a 14% rise in the average selling price per ton of distillers grains gallon in fiscal 2013, compared to 2012. The increase in prices was a result of higher corn prices and tighter supplies due to lower U.S. production and increased export demand from Asia, particularly China. The Company also sold approximately 5% more tons due to higher fiscal 2013 production.

Net corn oil revenues increased by $1.5 million in fiscal 2013 as the Company had a full year of corn oil production from Aberdeen, after adding the corn oil technology late in fiscal 2012.

Cost of Goods Sold

Cost of goods sold for fiscal 2013 was $240.1 million, compared to $233.2 million for fiscal 2012, an increase of $6.9 million. As noted above, cost of goods sold in fiscal 2012 included $11.0 million of freight relating to ethanol sold. In fiscal 2013, this freight is deducted from sales as our ethanol is now sold net of freight cost. Excluding this freight cost, cost of goods sold would have increased by $17.9 million or 8% in fiscal 2013.

Increases in corn costs represented a majority of the increase in cost of goods sold in fiscal 2013. Corn costs represented 80% and 76% of cost of sales for the fiscal years 2013 and 2012, respectively. Corn prices rose from an average price in 2012 of $6.41, to a 2013 average of $6.76 per bushel. The increase in corn prices was primarily due to 2012 drought conditions in the Midwestern region of the United States, which tightened supplies in fiscal 2013. Corn prices and local basis have dropped significantly in recent months due to the expected large 2013 corn crop. Corn usage increased due to higher production, partially offset by improved ethanol yields.

Natural gas costs represented 4% of cost of sales for fiscal years 2013 and 2012, respectively. The cost of natural gas per mmbtu increased 7% in fiscal 2013, compared to fiscal 2012.

Other significant increases consisted of tanker rail car lease costs and depreciation expense. Tanker rail car lease costs increased in fiscal 2013 by approximately 34% or $0.7 million due to new tanker leases signed late in fiscal 2012. The lease rate increase was due to higher demand for tanker cars from the oil industry as a result of increased shale oil production. Depreciation expense increased by $0.3 million in fiscal 2013 due to the addition of corn oil technology and the expansion of rail yard capacity in prior years.

Gross Profit

Our gross profit for fiscal year 2013 was $1.9 million, compared to a loss of $2.4 million for fiscal year 2012. Our gross profit fluctuations are primarily driven by the volatile selling prices of ethanol and distillers grains less the input costs of corn and, to a lesser extent, natural gas.

The increased gross profit was primarily due to an increase in the crush margin in fiscal 2013. We define the crush margin as the price of ethanol and distillers on a per gallon basis less the costs of corn and natural gas on a per gallon basis. Crush margins for fiscal year 2013 increased by 18% compared to fiscal 2012. Margins have improved significantly since March 2013, primarily because numerous U.S. ethanol plants were idle, which has eased the ethanol supply imbalances that developed in 2012. The price of distillers grains has also remained high despite dropping corn prices, primarily due to continuing strong distillers grain exports to Asia.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs increased approximately $0.5 million to $6.8 million in fiscal 2013 compared to fiscal 2012. As a percentage of sales, fiscal 2013 selling, general and administrative expenses increased to 2.8%, compared to 2.7% for fiscal 2012. The increase was primarily a result of several non-recurring expenses.

In fiscal 2013, we incurred charges primarily relating to severance accruals of $1.6 million relating to reductions in headcount at our corporate headquarters, unit compensation costs of $0.3 million as a result of unit grants vesting as a result of the sale of our Fairmont facility, legal fees of $0.4 million relating to negotiations with the senior lenders of the South Dakota debt, environmental matters of $0.1 million and other miscellaneous costs of $0.2 million. In fiscal 2012, we incurred charges related to the termination of marketing agreements with Hawkeye Gold of $1.3 million, and miscellaneous costs of $0.1 million.

Excluding these non-recurring costs, the administrative costs for fiscal 2013 were $4.2 million, which was 1.7% of net sales, compared to $4.9 million and 2.1% of net sales for fiscal 2012.

Interest Expense

Interest expense for fiscal 2013 was $2.9 million, compared to $0.6 million for fiscal 2012, an increase of $2.3 million. Fiscal 2013 included a $1.4 million mark-to-market loss on the warrant derivative, compared to a $0.1 million gain in fiscal 2012. In addition, fiscal 2013 included $0.7 million of default interest, and waiver fee amortization of $0.1 million.

Income from Discontinued Operations

Income from Discontinued Operations was $79.2 million for fiscal 2013 compared to a loss of $0.6 million for fiscal 2012. Fiscal 2013 included a gain on sale of the Fairmont facility of $76.7 million as well as two months of operations of the Fairmont facility through December 7, 2013. Fiscal 2012 included a full year of operations of the Fairmont facility.

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2012 and fiscal 2011 for our South Dakota plants only:

	Year Ended September 30, 2012		Year Ended September 30, 2011
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol sold (gallons)	78,731	$2.37	83,854	$2.40
Dried distillers grains sold (tons)	125	198.33	150	159.79
Wet/modified distillers grains sold (tons)	245	75.22	233	56.57
Corn oil sold (pounds)	2,548	0.37	—	—
Corn consumed (bushels)	27,592	6.41	30,054	6.15
Natural gas consumed (mmbtus)	2,171	3.84	2,356	4.60

Net Sales

Net sales for fiscal 2012 were $230.9 million, compared to $238.5 million for fiscal 2011, a decrease of $7.6 million or 3%. The decrease was due to a drop in ethanol sales of $14.7 million, partially offset by a $6.1 million increase in distillers grains sales, and a $1.0 million increase in corn oil sales which began in April 2012.

Ethanol sales represented 81% and 84% of net sales for fiscal 2012 and 2011, respectively. In fiscal 2012, ethanol prices dropped 1.2% and ethanol sales volumes dropped 5.1 million gallons. The drop in volume was due to lower production in the last half of the year because of declining margins. After a strong first fiscal quarter, the Company experienced declining margins due to overcapacity in the industry following expiration of the volumetric ethanol excise tax credit and import tariffs on December 31, 2011 and an increase in imports from Brazil.

Distillers grains sales increased due to a 27% rise in the average price per ton in fiscal 2012, partially offset by lower volumes due to lower ethanol production as discussed above. The price increase was due to rising corn prices and tight supplies as a result of lower ethanol production in fiscal 2012. Distillers grains sales represent 19% and 16% of net sales for fiscal 2012 and 2011, respectively.

Corn oil production began in April 2012 as the Company added corn oil extraction technology to its Aberdeen plant. Net sales for fiscal 2012 equaled $1.0 million.

Cost of Goods Sold

Cost of goods sold for fiscal 2012 was $233.2 million, compared to $241.7 million for fiscal 2011, a decrease of $8.5 million.

Decreases in corn volumes as a result of lower ethanol production and improved yields were the primary reason for the drop in cost of goods sold. Corn costs represented 76% of cost of sales for fiscal 2012 and 2011. Corn prices rose from an average price in 2011 of $6.15, to a 2012 average of $6.41 per bushel, offsetting a portion of the decrease in volume. The increase in corn prices was primarily due to drought conditions in the Midwestern region of the United States.

Natural gas costs represented 4% and 5% of cost of sales for fiscal 2012 and 2011, respectively. The cost of natural gas per mmbtu decreased 17% in fiscal 2012, compared to fiscal 2011. Volumes of gas decreased in conjunction with lower production as noted above.

Gross Loss

Our gross loss for fiscal 2012 was $2.4 million, compared to $3.2 million for fiscal 2011. Our gross profit fluctuations are primarily driven by the volatile selling prices of ethanol and distillers grains less the input costs of corn and, to a lesser extent, natural gas. Ethanol prices dropped 1% net of commission in fiscal 2012 compared to fiscal 2011, while corn costs increased 4%. These negative changes were offset by the large increase in distillers prices, the addition of corn oil sales in fiscal 2012, and improved ethanol yields in fiscal 2012.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs increased approximately $1.8 million to $6.3 million for fiscal 2012, from $4.5 million for fiscal 2011. As a percentage of sales, selling, general and administrative expenses increased to 2.7% for fiscal 2012 compared to 1.9% for fiscal 2011. The increase was primarily a result of non-recurring expenses related to the termination of marketing agreements with Hawkeye Gold, as well as higher legal expenses relating to loan agreement amendments, new industry advocacy dues, and headcount increases for new or open positions at headquarters.

Excluding the non-recurring costs related to the termination of contracts, the administrative costs for fiscal 2012 were $4.9 million, which was 2.1% of net sales, compared to $4.5 million and 1.9% of net sales for fiscal 2011.

Arbitration Expense

In fiscal 2011, the Company recorded a $3.0 million charge related to settlement of arbitration proceedings brought by a former officer, as well as $0.8 million of non-recurring legal expense.

Interest Expense

Interest expense for fiscal 2012 was $0.6 million, compared to $0.3 million for fiscal 2011, an increase of $0.3 million. Fiscal 2012 included a $0.1 million mark to market gain on the warrant derivative, compared to a $0.3 million gain in fiscal 2011.

Changes in Financial Position for the Year ended September 30, 2013

Current Assets

The decrease in current assets at September 30, 2013 compared to September 30, 2012 of $3.9 million was primarily due to the sale of the Fairmont plant in December 2012, and the subsequent distribution of a cash dividend to unit holders in December 2012. All current assets relating to Fairmont have been settled, with the exception of an escrow balance of $8.0 million at September 30, 2013 which is classified as restricted cash.

Property, Plant and Equipment

The $93.0 million decrease in property, plant and equipment at September 30, 2013 compared to September 30, 2012 was primarily due to the sale of the Fairmont plant in December 2012, and the resulting reduction of net property, plant and equipment of $83.1 million at the sale date. In addition, we recognized $10.9 million of depreciation expense in fiscal 2013, partially offset by $1.0 million of capital expenditures.

Other Assets

Long-term restricted cash decreased by $1.1 million at September 30, 2013 compared to September 30, 2012 due to the sale of the Fairmont plant and the resulting pay down of third party debt in December 2012. All restricted cash of ABE Fairmont was used to pay down debt at ABE Fairmont or was transferred to the buyer as part of the sale transaction. Notes receivable of $0.5 million were settled in December 2012. Other assets decreased by $0.5 million at September 30, 2013 compared to September 2012 primarily due to deferred financing costs being charged to expense in December 2012 when the Company paid off the third party debt at ABE Fairmont as part of the sale of the Fairmont plant.

Current Liabilities

Accounts payable and accrued expenses decreased by $8.9 million at September 30, 2013 compared to September 30, 2012 primarily due to the settlement of the current liabilities of ABE Fairmont after the sale of the plant in December 2012. Derivative financial instruments were settled in December 2012 as part of the sale of the Fairmont plant.

At September 30, 2013, the full balance of third party debt at ABE South Dakota is classified as a current liability, resulting in an increase in current debt of $23.0 million from September 30, 2012. Included in current debt at September 30, 2012 was $49.1 million of ABE Fairmont debt, which was subsequently paid off in the first quarter of fiscal 2013.

Deferred Income

Deferred income was charged to income in December 2012 as a result of the sale of the Fairmont plant.

Long-term Debt

Long-term debt at September 30, 2012 related to ABE South Dakota has been classified as current debt at September 30, 2013. ABE South Dakota has paid $3.7 million in principal payments since September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2013, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has minimal activity following the sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. There are provisions contained in the financing agreements at ABE South Dakota preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the ABE South Dakota financing agreements.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $6.6 million on hand at September 30, 2013. ABE did not have any debt outstanding as of September 30, 2013. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE South Dakota for services provided in connection with operating the ABE South Dakota plants. The primary management services provided include risk management, accounting and finance, human resources and other general management related responsibilities. From time to time, ABE may also receive certain allowable distributions from ABE South Dakota based on the terms and conditions in its senior credit agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2013 financial results.

ABE Fairmont paid down its third party debt from the proceeds of the sale of its Fairmont production facility on December 7, 2012, and distributed $104.9 million of the remaining proceeds to ABE in December 2012. ABE subsequently paid a distribution to its unit holders of $105.5 million or $4.15 per unit in December 2012 as a result of the asset sale.

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota agreed to post a $2.5 million irrevocable and non-transferable standby letter of credit in May 2012 for the benefit of Gavilon as security for the payment obligations of ABE South Dakota under certain agreements with Gavilon. The Company has deposited $2.5 million in a restricted account as collateral for this letter of credit and has classified it as restricted cash.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $15.0 million on hand at September 30, 2013, which is unrestricted and can be distributed to Advanced BioEnergy at any time. ABE Fairmont also has a short term escrow balance of $8.0 million to secure the indemnification obligations of the Company and ABE Fairmont, with a scheduled escrow release date in June 2014.

ABE Fairmont has agreed to cooperate with Flint Hills Resources, LLC with respect to post-closing matters, including completing the transfer of certain railway lines. The Company anticipates that ABE Fairmont will remain in existence as a separate entity until it completes all its obligations under the asset purchase agreement and other ongoing agreements, except to the extent that the Company determines that it can perform these obligations itself after the liquidation of ABE Fairmont.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $6.3 million and $0.5 million of restricted cash on hand at September 30, 2013. The restricted cash consists of $0.1 million for a debt service payment reserve, and $0.4 million in an account for maintenance capital expenditures. As of September 30, 2013, ABE South Dakota had interest- bearing term debt outstanding of $68.6 million.

In June 2010, ABE South Dakota entered into an Amended and Restated Senior Credit Agreement effective as of June 18, 2010, and amended on December 9, 2011 (the “Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and an Administrative Agent and Collateral Agent. The principal amount of the term loan facility is payable in quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. Loans outstanding under the Senior Credit Agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows.

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

Due to the deterioration in operating margins during calendar 2012 and early into calendar 2013, ABE South Dakota experienced challenges in generating sufficient cash flow to satisfy its debt service obligations. As of March 31 and June 30, 2013, ABE South Dakota was unable to pay its quarterly principal payment, and replenish the debt service reserve to the greater of six months of principal and interest or $3.0 million. The shortfall in the debt service reserve account was approximately $3.0 million at September 30, 2013.

Due to improved operating margins in the last half of fiscal 2013, ABE South Dakota remitted all required principal payments by September 30, 2013, but remained in default of the debt service reserve requirement and a certain non-financial requirement, both of which constitute events of default under the Senior Credit Agreement. The senior lenders have waived the events of default until December 31, 2013.

As of December 31, 2013, ABE South Dakota funded the debt service reserve to the required level of $3.0 million and stopped accruing default interest which totaled $1.1 million. The default interest is due on demand by the senior lenders. Discussions continue with the senior lenders regarding the non-financial default, which is expected to be cured during fiscal 2014.

ABE South Dakota is generating sufficient cash flow to meet all current obligations necessary for daily operation of its plants. At September 30, 2013, ABE South Dakota had working capital of $12.6 million, excluding current principal due. Net working capital excluding current principal due increased by $2.0 million since September 2012, and decreased by $3.0 million since September 2011.

ABE South Dakota intends to continue its discussions with the senior lenders regarding its overall capital structure and long-term solutions to its obligations under the Senior Credit Agreement in advance of the debt’s maturity in March 2016. The Company believes that a successful long-term solution would include a restructuring or refinancing of the debt, and could involve a reduction of principal and an additional equity infusion into ABE South Dakota by the Company. We believe we have adequate existing liquidity and cash flows from operations to fund capital requirements and the minimum annual principal and interest payments required under the terms of the Senior Credit Agreement for at least the next 12 months.

CASH FLOWS

The following table shows our cash flows for the years ended September 30:

	Years Ended September 30
	2013	2012	2011
	(In thousands)	(In thousands)	(In thousands)
Net cash provided by operating activities	$11,842	$17,595	$18,037
Net cash provided by (used in) investing activities	161,447	(11,058)	(4,158)
Net cash used in financing activities	(156,703)	(14,052)	(17,926)

Cash Flow from Operations

Our cash flows from operations in fiscal 2013 were lower compared to fiscal 2012, primarily due to the sale of the Fairmont facility in December 2012.

Our cash flows from operations in fiscal 2012 were lower compared to fiscal 2011, primarily due to decreased margins in fiscal 2012.

Cash Flow from Investing Activities

We received significantly more cash from investing activities in fiscal 2013, compared to fiscal 2012 primarily due to the sale of our Fairmont facility. We received net proceeds of $159.5 million from the sale of our Fairmont assets. Our restricted cash balances decreased due to the pay down of debt from the debt service reserves in the first quarter of fiscal 2013 at Fairmont and South Dakota, and the inability of our ABE South Dakota subsidiary to replenish its debt service reserve account.

We used more cash in investing activities in fiscal 2012 compared to 2011, primarily due to capital expenditures for installation of additional fermentation and corn storage capacity at our Fairmont facility, as well as installation of corn oil extraction technology at our Aberdeen facility.

Cash Flow from Financing Activities

We used more cash for financing activities in fiscal 2013 due to the pay down of all outstanding debt at ABE Fairmont after the sale of the facility as well as normal principal payments of $3.7 million at South Dakota. In addition, we paid a cash distribution to unit holders of $4.15 per unit from the proceeds of the sale of the Fairmont facility

We used less cash for financing activities in fiscal 2012 compared to 2011. This was due to the draw of $3.0 million from the seasonal line of credit at Fairmont. We also deferred two principal payments at Fairmont in order to fund the construction of additional corn storage.

CREDIT ARRANGEMENTS

A summary of debt in effect at September 30, 2013 is as follows (in thousands, except percentages):

	September 30, 2013 Interest Rate		September 30, 2013	September 30, 2012
ABE Fairmont:
Senior credit facility—variable	N/A		$—	$40,740
Seasonal line—variable	N/A		—	3,000
Subordinate exempt facilities bonds—fixed	N/A		—	5,370

			—	49,110
ABE South Dakota:
Senior debt principal—variable	6.26	%(1)	68,632	72,342
Restructuring fee	N/A		3,103	3,015
Additional carrying value of restructured debt	N/A		6,112	8,267

			77,847	83,624

Total outstanding			$77,847	$132,734

Additional carrying value of restructured debt	N/A		(6,112)	(8,267)

Stated principal			$71,735	$124,467

(1)	includes default interest of 2.0%.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2013.

	Years Ending September 30,
	2014	2015	2016	2017	2016	Thereafter	Total
Long-term debt obligations(1)	$8,386	$8,313	$68,171	$—	$—	$—	$84,870
Operating lease obligations(2)	3,790	3,018	2,734	1,892	1,004	753	13,191

Total contractural obligations	$12,176	$11,331	$70,905	$1,892	$1,004	$753	$98,061

(1)	Amounts represent principal and interest due under our credit facilities, assuming contractual maturities.
(2)	Operating lease obligations consist primarily of rail cars, mobile equipment and office space.

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

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. Under the terms of the marketing agreements with Gavilon, revenue is recognized when product is loaded into rail cars or trucks for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers. Co-products are normally shipped free on board (“FOB”) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

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

Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair value, with changes in fair value recognized in current period earnings.

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

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount on the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the estimated fair value.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of September 30, 2013, we had $68.6 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.7 million.

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

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the year ended September 30, 2013, sales of ethanol represented 77% of our total revenues and corn costs represented 80% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At September 30, 2013, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.95 and $4.41, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represented 21% of our total revenues for the fiscal year ended September 30, 2013. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers grains spot price for local customers was $205 per ton at September 30, 2013.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 4% of total cost of sales for the year ended September 30, 2013. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At September 30, 2013, the price of natural gas on the NYMEX was $3.56 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts which guaranteed prices on 11% of our ethanol gallons sold through December 2013. At September 30, 2013 we had entered into forward sale contracts representing 11% of our expected distillers grains production output through December 2013.

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

	Estimated at Risk Volume (1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	76.2	gallons	10.0%	$1.95	$14.9
Distillers grains	0.2	tons	10.0%	205.00	4.8
Corn	30.3	bushels	10.0%	4.02	12.2
Natural gas	2.4	mmbtus	10.0%	3.56	0.8

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 10% of our expected annual gallons capacity of 85 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 9% of our expected annual distillers grains production of 258,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for none of our estimated current 30.3 million bushel annual requirement. The volume of natural gas is based on the assumption that we will continue to lock in none of our estimated gas usage.
(2)	Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of September 30, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Advanced BioEnergy, LLC

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with United States generally accepted accounting principles.

/s/ McGladrey LLP

Des Moines, Iowa

January 14, 2014

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2013	September 30, 2012
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,796	$11,210
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $178 at September 30, 2013 and September 30, 2012, respectively	8,541	14,334
Other receivables	108	902
Due from broker	—	1,639
Inventories	4,538	21,544
Prepaid expenses	741	1,695
Current portion of restricted cash	10,961	5,309

Total current assets	52,685	56,633

Property and equipment, net	58,645	151,654
Other assets:
Restricted cash	—	1,146
Notes receivable-related party	—	510
Other assets	1,211	1,694

Total assets	$112,541	$211,637

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$5,745	$11,536
Accrued expenses	3,770	6,858
Distribution payable	7,877	—
Derivative financial instruments	—	910
Current portion of long-term debt (stated principal amount of $71,735 and $52,731 at September 30, 2013 and September 30, 2012, respectively)	77,847	54,863

Total current liabilities	95,239	74,167

Other liabilities	79	182
Deferred income	—	3,534
Long-term debt (stated principal amount of $0 and $71,736 at September 30, 2013 and September 30, 2012, respectively)	—	77,871

Total liabilities	95,318	155,754
Members’ equity:
Members’ capital, no par value, 25,410,851 and 24,714,180 units issued and outstanding	60,835	171,250
Accumulated deficit	(43,612)	(115,367)

Total members’ equity	17,223	55,883

Total liabilities and members’ equity	$112,541	$211,637

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	September 30, 2013	September 30, 2012	September 30, 2011
	( in thousands, except per unit data)
Net sales
Ethanol and related products	$240,745	$230,499	$238,125
Other	1,242	366	358

Total net sales	241,987	230,865	238,483
Cost of goods sold	240,056	233,241	241,671

Gross profit (loss)	1,931	(2,376)	(3,188)
Selling, general and administrative	6,760	6,265	4,473
Arbitration settlement expense	—	—	3,791

Operating loss	(4,829)	(8,641)	(11,452)
Other income	270	59	146
Interest income	19	37	24
Interest expense	(2,884)	(608)	(325)

Loss from continuing operations	(7,424)	(9,153)	(11,607)

Income (loss) from discontinued operations	79,179	(614)	13,416

Net income (loss)	$71,755	$(9,767)	$1,809

Weighed average units outstanding—basic	25,333	24,714	24,710
Weighed average units outstanding—diluted	25,333	24,734	24,710

Loss from continuing operations per unit—basic	$(0.29)	$(0.37)	$(0.47)
Income (loss) from discontinued operations per unit—basic	3.12	$(0.03)	0.54

Income (loss) per unit—basic	$2.83	$(0.40)	$0.07

Loss from continuing operations per unit—diluted	$(0.29)	$(0.37)	$(0.48)
Income (loss) from discontinued operations per unit—diluted	3.12	(0.03)	0.54

Income (loss) per unit—diluted	$2.83	$(0.40)	$0.06

Cash distributions declared per unit	$4.46	$—	$—

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Years Ended September 30, 2013, 2012 and 2011

	Member Units	Members’ Capital	Accumulated Deficit	Total
	(Dollars in thousands)
MEMBERS’ EQUITY—September 30, 2010	24,714,180	$171,200	$(107,382)	$63,818
Unit compensation expense	—	46	—	46
Distribution-state tax withholdings	—	—	(27)	(27)
Net income	—	—	1,809	1,809

MEMBERS’ EQUITY—September 30, 2011	24,714,180	$171,246	$(105,600)	$65,646
Unit compensation expense	—	4	—	4
Net loss	—	—	(9,767)	(9,767)

MEMBERS’ EQUITY—September 30, 2012	24,714,180	$171,250	$(115,367)	$55,883
Unit compensation expense	—	276	—	276
Warrant exercise	532,671	2,290	—	2,290
Exercise of options	164,000	432	—	432
Distribution to members	—	(113,413)	—	(113,413)
Net income	—	—	71,755	71,755

MEMBERS’ EQUITY—September 30, 2013	25,410,851	$60,835	$(43,612)	$17,223

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	September 30, 2013	September 30, 2012	September 30, 2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$71,755	$(9,767)	$1,809
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	10,854	23,303	22,539
Amortization of deferred financing costs	110	147	132
Amortization of deferred revenue and rent	(140)	(703)	(693)
Idle lease liability reduction	—	—	(377)
Amortization of additional carrying value of debt	(2,155)	(1,186)	(860)
Unit compensation expense	276	4	46
(Gain) loss on disposal of assets	(76,651)	(8)	7
Gain (loss) on warrant derivative liability	1,416	(107)	(292)
Change in risk management activities	—	78	1,146
Change in working capital components:
Accounts receivable	8,384	(386)	(1,191)
Inventories	6,143	562	(8,004)
Prepaid expenses	814	480	491
Accounts payable and accrued expenses	(8,964)	5,178	3,284

Net cash provided by operating activities	11,842	17,595	18,037

Cash flows from investing activities:
Purchase of property and equipment	(978)	(10,127)	(5,666)
Proceeds from the sale of assets, net of transaction costs	159,539	—	—
Issuance of notes receivable	—	—	(494)
Change in other assets and liabilities	65	57	155
Change in restricted cash	2,821	(988)	1,847

Net cash provided by (used in) investing activities	161,447	(11,058)	(4,158)

Cash flows from financing activities:
Payments on debt	(52,911)	(17,052)	(17,899)
Proceeds from seasonal line of credit	—	3,000	—
Exercise of warrants	799	—	—
Distribution to members	(104,591)	—	(27)

Net cash used in financing activities	(156,703)	(14,052)	(17,926)

Net increase (decrease) in cash and cash equivalents	16,586	(7,515)	(4,047)
Beginning cash and cash equivalents	11,210	18,725	22,772

Ending cash and cash equivalents	$27,796	$11,210	$18,725

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,282	$4,613	$4,461
Supplemental disclosure of non-cash financing and investing activities:
Exercise of options from distribution proceeds	$432	$—	$—
Note receivable settled from distribution proceeds	513	—	—
Distributions declared but not paid	7,877	—	—
Warrant exercise and transfer to equity	2,290	—	—

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

Advanced BioEnergy, LLC is organized as a Delaware limited liability company. Members’ liability is limited pursuant to the Delaware Limited Liability Company Act.

The Company currently operates three ethanol production facilities in the U.S. with a combined production capacity of 85 million gallons per year. The Company acquired existing facilities in Aberdeen, South Dakota (9 million gallons) and Huron, South Dakota (32 million gallons) in November 2006 and began operations at the 44 million gallon Aberdeen expansion facility in January 2008.

The Company, through ABE Fairmont, also owned a production facility in Fairmont, NE. On December 7, 2012, the Company and ABE Fairmont sold the production facility in Fairmont, NE to Flint Hills Resources, LLC. See Note 3 of the financial statements for further description of the transaction. In accordance with the guidance under ASC Topic 205, section 20 Discontinued Operations, the results of operations for ABE Fairmont are disclosed as discontinued operations.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company segregates cash restricted for debt service and has classified these funds according to the future anticipated use of the funds. Restricted cash also includes cash held in an escrow account of $ 8.0 million at September 30, 2013 relating to the sale of the Fairmont facility, which has a scheduled release date in June 2014.

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, derivative financial instruments, accounts receivable, accounts payable, accrued expenses, warrants, and long-term debt. The fair value of derivative financial instruments is based on quoted market prices, which are considered to be Level 1 inputs. The fair value of warrants is determined using the Black-Scholes valuation model, which is based on Level 3 inputs. The fair value of the long-term debt is based on Level 3 inputs, estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. Based on the restructuring event and current capital structure discussions with the lenders, the fair value of the debt instruments at ABE South Dakota is not determinable. The fair value of all other financial instruments are estimated to approximate carrying value due to the short-term nature of these instruments, and are considered to be Level 2 inputs.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on September 30, 2012. There were no balances at September 30, 2013. (amounts in thousands):

At September 30, 2012	Total	Level 1	Level 2	Level 3
Liabilities—Derivative Financial Instruments	$910	$910	$—	$—
Other Liabilities—Warrant Derivative	75	—	—	75

The Company calculated the fair value of the warrants using the Black-Scholes valuation model. During the years ended September 30, 2013, 2012 and 2011, the Company recognized an loss of $1,416,000, and unrealized gains of $107,000 and $292,000, respectively, related to the change in the fair value of the warrant derivative liability. On November 1, 2012, the warrants were exercised and the Company issued 532,671 units. Prior to its exercise, the warrant’s value increased in the first quarter of fiscal 2013 due to the pending sale of the Fairmont facility.

The following table reflects the activity for liabilities measured at fair value, using Level 3 inputs for the year ended September 30, (amounts in thousands):

	2013	2012	2011
Beginning balance	$75	$182	$474
Loss (gain) related to change in fair value	1,416	(107)	(292)
Transfer to equity upon exercise	(1,491)	—	—

Ending balance	$—	$75	$182

Receivables

Credit sales are made to a relatively small number of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

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

Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair value, with changes in fair value recognized in current period earnings.

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

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount on the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss is measured by the amount by which the carrying value of the asset group exceeds the estimated fair value on that date.

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. Under the terms of the marketing agreements with Gavilon, revenue is recognized when product is loaded into rail cars or trucks for shipment. Revenue was previously recognized upon the release of the product for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers. Co-products are normally shipped free on board (“FOB”) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

Unit Based Compensation

The Company uses the estimated market value at the time the units are granted to value those units granted to officers and directors. The Company records compensation cost on the straight line method over the vesting period. If the units vest upon achievement of a certain milestone, the Company recognizes the expense in the period in which the goal was met.

Shipping Costs

Effective August 1, 2012, the Company changed its marketing relationship for ethanol and as a result of the new contracts, now records its ethanol sales net of freight cost. During the years ended September 30, 2012 and 2011, the Company recorded approximately $11.0 million and $10.7 million, respectively, in freight cost as a component of cost of goods sold in the statement of operations from the sale of ethanol to a different marketer, under which we recorded ethanol sales gross of freight cost.

Income (Loss) Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Unit warrants are considered unit equivalents and are considered in the diluted income-per-unit computation. Basic earnings and diluted earnings per unit data were computed as follows (in thousands except per unit data):

	Years Ended September 30,
	2013	2012	2011
Numerator:
Basic earnings per unit:
Loss from continuing operations	$(7,424)	$(9,153)	$(11,607)
Income (loss) from discontinued operations	79,179	(614)	13,416

Net income (loss) for basic earnings per unit	$71,755	$(9,767)	$1,809

Diluted earnings per unit:
Loss from continuing operations	$(7,424)	$(9,153)	$(11,607)
Change in fair value of warrant derivative liability	—	(107)	(292)

Loss from continuing operations for diluted earnings per unit	(7,424)	(9,260)	(11,899)
Income (loss) from discontinued operations	79,179	(614)	13,416

Net income (loss) for diluted earnings per unit	$71,755	$(9,874)	$1,517

Denominator:
Basic common units outstanding	25,333	24,714	24,710
Diluted common units outstanding	25,333	24,734	24,710
Income (loss) from continuing operations per unit—basic	$(0.29)	$(0.37)	$(0.47)
Income (loss) from discontinued operations per unit—basic	3.12	(0.03)	0.54

Income (loss) per unit—basic	$2.83	$(0.40)	$0.07

Income (loss) from continuing operations per unit—diluted	$(0.29)	$(0.37)	$(0.48)
Income (loss) from discontinued operations per unit—diluted	3.12	(0.03)	0.54

Income (loss) per unit—diluted	$2.83	$(0.40)	$0.06

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one reporting segment.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Income Taxes

The Company has elected to be treated as a partnership for tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s federal income tax returns are open and subject to examination from the 2010 tax return year and forward. Various state income tax returns are generally open from the 2009 and later tax return years based on individual state statute of limitations.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.

Discontinued Operations

The Company has classified the results of operations of the Fairmont facility as discontinued operations in the first quarter of fiscal 2013 as a result of the sale of the Fairmont production facility in December 2012, and removed the operating results of the Fairmont facility from continuing operations for all periods presented. The major assets and liabilities relating to the disposal are disclosed in Note 3.

Risks and Uncertainties

The supply and demand for ethanol are impacted by federal and state legislation and regulation, most significantly the Renewable Fuels Standard (“RFS”), and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, and the ability to operate at a profit.

In November 2013, the U.S. Environmental Protection Agency proposed a reduction of the original 2014 corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year, subject to a 60 day comment period. This is a reduction from the 2013 requirement of 13.8 billion gallons for corn-based ethanol, and the original 2014 volumes of 14.4 billion gallons. The Company is uncertain as to the potential impact these proposed changes may have on the Company and the overall ethanol industry.

2.	ABE South Dakota Liquidity and Management’s Plans

Due to the deterioration in operating margins during calendar 2012 and early into calendar 2013, ABE South Dakota experienced challenges in generating sufficient cash flow to satisfy its debt service obligations. As of

March 31 and June 30, 2013, ABE South Dakota was unable to pay its quarterly principal payment, and replenish the debt service reserve to the greater of six months of principal and interest or $3.0 million. The shortfall in the debt service reserve account was approximately $3.0 million at September 30, 2013.

Due to improved operating margins in the last half of fiscal 2013, ABE South Dakota remitted all required principal payments by September 30, 2013, but remained in default of the debt service reserve requirement and a certain non-financial requirement, both of which constitute events of default under the Senior Credit Agreement (as defined in Note 7). The senior lenders have waived the events of default until December 31, 2013.

As of December 31, 2013, ABE South Dakota funded the debt service reserve to the required level of $3.0 million and stopped accruing default interest which totaled $1.1 million. The default interest is due on demand by the senior lenders. Discussions continue with the senior lenders regarding the non-financial default, which is expected to be cured during fiscal 2014.

ABE South Dakota is generating sufficient cash flow to meet all current obligations necessary for daily operation of its plants. At September 30, 2013, ABE South Dakota had working capital of $12.6 million, excluding current principal due. Net working capital excluding current principal due increased by $2.0 million since September 2012, and decreased by $3.0 million since September 2011.

ABE South Dakota intends to continue its discussions with the senior lenders regarding its overall capital structure and long-term solutions to its obligations under the Senior Credit Agreement in advance of the debt’s maturity in March 2016. The Company believes that a successful long-term solution would include a restructuring or refinancing of the debt, and could involve a reduction of principal and an additional equity infusion into ABE South Dakota by the Company. We believe we have adequate existing liquidity and cash flows from operations to fund capital requirements and the minimum annual principal and interest payments required under the terms of the Senior Credit Agreement for at least the next 12 months.

3.	Discontinued Operations

On October 15, 2012, ABE Fairmont (“Seller”), the Company, Flint Hills Resources Fairmont, LLC, a Delaware limited liability company (“Flint Hills” or “Buyer”), and Flint Hills Resources, LLC, a Delaware limited liability company, signed an Asset Purchase Agreement under which ABE Fairmont agreed to sell to Buyer, substantially all of the assets of ABE Fairmont (the “Asset Sale”), pursuant to the terms and conditions of the Asset Purchase Agreement. The Asset Sale was completed on December 7, 2012.

Pursuant to the Asset Purchase Agreement, consideration for the Asset Sale consisted of $160.0 million, payable in cash, plus Seller’s inventory value of $10.7 million, as calculated in accordance with the Asset Purchase Agreement, for the finished products, raw materials, ingredients and certain other supplies located at Seller’s facility. Of the total proceeds payable at closing, $12.5 million was placed in escrow to serve as security to satisfy the Seller’s and the Company’s indemnifications obligations to the Buyer, and the Company received approximately $157.2 million. The Company has received $4.5 million of the escrow through September 30, 2013.

The Company used these proceeds to repay the outstanding debt principal and interest of $39.8 million as of the closing date and to pay the outstanding transaction costs of approximately $2.4 million. The Company will have no continuing involvement in the cash flows of the Fairmont facility.

The major classes of assets and liabilities related to discontinued operations at September 30, 2012 that were subsequently settled in December 2012 as part of the sale transaction, and the remaining sale-related Fairmont assets included in the consolidated balance sheets as of September 30, 2013 are disclosed below (amounts in thousands):

	As of September 30, 2013	As of September 30, 2012
Inventories	$—	$14,580
Current portion of restricted cash/escrow	8,000	915

Current assets of discontinued operations	$8,000	$15,495

Property and equipment, net	—	82,341
Restricted cash/escrow	—	1,146
Other assets	—	418

Non-current assets of discontinued operations	$—	$83,905

Accrued expenses	$—	$1,670
Current portion of long-term debt	—	49,110

Current liabilities of discontinued operations	$—	$50,780

Deferred income	—	3,534

Non-current liabilities of discontinued operations	$—	$3,534

Summarized revenues and expenses included in discontinued operations in the Statements of Operations for the years ended September 30, 2013, 2012 and 2011 are included in the following table (amounts in thousands):

	Years Ended
	September 30, 2013(1)	September 30, 2012	September 30, 2011
Net sales	$74,099	$353,953	$333,263
Cost of goods sold	70,584	349,537	315,833

Gross profit	3,515	4,416	17,430
Selling, general and administrative	1,660	3,480	1,563

Operating income	1,855	936	15,867
Other income	1,018	937	790
Interest income	33	39	51
Interest expense	(415)	(2,526)	(3,292)

Income (loss) from operations of discontinued component	2,491	(614)	13,416

Gain on disposal of discontinued operations	76,688	—	—

Income (loss) from discontinued operations	$79,179	$(614)	$13,416

(1)	Year ended September 30, 2013 includes only 67 days of activity.

The gain on disposal of discontinued operations is included in the Income (loss) from discontinued operations total on the Statement of Operations during the year ended September 30, 2013. The gain on disposal is composed of the following items (in thousands):

Proceeds:
Cash proceeds	$157,249
Escrow	12,500
Inventory holdback	1,071

Total Proceeds	170,820
Net Assets Sold:
Property, plant and equipment, net	83,097
Inventory	10,864
Restricted cash	673
Deferred financing costs	396
Prepaid expenses	140
Deferred income	(3,422)

Total Net Assets Sold	91,748
Transaction costs	2,384

Gain on Disposal of Discontinued Operations	$76,688

4.	Inventories

A summary of inventories is as follows (in thousands):

	September 30, 2013	September 30, 2012
Corn	$—	$4,716
Chemicals	792	919
Work in process	1,018	3,992
Ethanol	858	6,574
Distillers grain	311	2,637
Supplies and parts	1,559	2,706

Total	$4,538	$21,544

5.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	September 30, 2013	September 30, 2012
Land	$1,811	$3,999
Buildings	9,886	21,351
Process equipment	102,971	226,494
Office equipment	1,357	2,155
Construction in process	117	4,542

	116,142	258,541
Accumulated depreciation	(57,497)	(106,887)

Property and equipment, net	$58,645	$151,654

6.	Notes Receivable-Related Party

On June 30, 2011, the Company received a $490,000 promissory note from Ethanol Capital Partners, LP-Series R, Ethanol Capital Partners LP-Series T, Ethanol Capital Partners LP-Series V, Ethanol Investment Partners, LLC and Tennessee Ethanol Partners, LP in connection with payments the Company made in connection with the settlement of arbitration brought by a former officer of the Company against the Company and related litigation brought against a director of the Company. In conjunction with the distribution paid to unit holders in December 2012, this note was repaid in full in December 2012.

7.	Debt

A summary of debt is as follows (in thousands, except percentages):

	September 30, 2013 Interest Rate		September 30, 2013	September 30, 2012
ABE Fairmont:
Senior credit facility—variable	N/A		$—	$40,740
Seasonal line—variable	N/A		—	3,000
Subordinate exempt facilities bonds—fixed	N/A		—	5,370

			—	49,110

ABE South Dakota:
Senior debt principal—variable	6.26	%(1)	68,632	72,342
Restructuring fee	N/A		3,103	3,015
Additional carrying value of restructured debt	N/A		6,112	8,267

			77,847	83,624

Total outstanding			$77,847	$132,734

Additional carrying value of restructured debt	N/A		(6,112)	(8,267)

Stated principal			$71,735	$124,467

(1)	includes default interest of 2.0%.

Senior Credit Facility for the Fairmont Plant

ABE Fairmont’s outstanding debt under the senior credit facility was paid off on December 7, 2012 from the sale of substantially all the assets of ABE Fairmont.

Fillmore County Subordinate Exempt Facilities Revenue Bonds for the Fairmont plant

ABE Fairmont fully paid off the outstanding balance of the revenue bonds on December 7, 2012 from the sale of substantially all the assets of ABE Fairmont.

Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “Senior Credit Agreement”), effective as of June 18, 2010, and amended on December 9, 2011, which was accounted for under troubled debt restructuring rules. The Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and an Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan. The interest accrued on outstanding term and working capital loans under the previous credit agreement were reduced to zero. ABE South Dakota agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as non-interest bearing debt on its consolidated balance sheets. See Additional Carrying Value of Restructured Debt below.

The principal amount of the term loan facility is payable in quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $325,000, payable in installments in fiscal 2014 and 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing it against interest expense over the remaining term of the loan.

As described in Note 2, at September 30, 2013, ABE South Dakota was in default of the provisions of its Senior Credit Agreement due to its failure to fund the debt service reserve and satisfy a non-financial obligation. The senior lenders have waived the events of default through December 31, 2013. ABE South Dakota subsequently funded the debt service reserve on December 31, 2013, but remains in default of the non-financial obligation. As a result of the continued violation, the Company has classified the senior debt as current in its September 30, 2013 balance sheet.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 3.0%. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 4.0%. As of September 30, 2013, ABE South Dakota had selected the LIBOR plus 4.0% rate for a period of one month. Under the terms of the Senior Credit Agreement, ABE South Dakota is also currently subject to an additional 2% default interest charge from March 31, 2013, which is accrued through September 30, 2013.

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

Additional Carrying Value of Restructured Debt

Since the future maximum undiscounted cash payments on the amended and restated senior credit facility (including principal, interest and the restructuring fee) exceed the adjusted carrying value, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms was accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring which will result in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is approximately 0.26% over LIBOR (0.50% at September 30, 2013), prior to any default interest.

ABE Letter of Credit

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota, agreed to post a $2.5 million irrevocable and non-transferable standby letter of credit on May 4, 2012 for the benefit of Gavilon, LLC as security for the payment obligations of ABE South Dakota under certain agreements with Gavilon. The letter of credit expires in August 2019. The Company has deposited $2.5 million in a restricted account as collateral for this letter of credit and has classified it as restricted cash.

8.	Members’ Equity

Employment Agreements

In May 2011, the Company granted its Chief Executive Officer an award of unit appreciation rights (“UAR”) with tandem nonqualified unit options. The agreement gave the officer the option to purchase up to 150,000 units in three tranches at prices ranging from $1.50 to $4.50 until May 2021, and under certain circumstances, to exchange the option for a cash payment equal to the appreciation on the value of the units over the exercise price. A portion of each tranche vested annually if the officer remained employed on a specific date each year between 2012 and 2016. The units were contingently exercisable only under certain limited circumstances, including a change in control, and therefore the Company did not recognize compensation expense related to the awards until such time that it was probable that these defined circumstances became probable of occurring. In the first quarter of fiscal 2013, the ABE Board of Directors (“Board”) accelerated the vesting of all units under the UAR agreement in connection with the sale of substantially all the assets of ABE Fairmont. The Board also reduced the exercise price of the third tranche to $4.15. The Chief Executive Officer exercised the full award, and the Company issued 150,000 units to the Chief Executive Officer in December 2012 and recorded compensation expense of $212,500.

In January 2013, the Company awarded its Chief Executive Officer a unit appreciation right for 200,000 units that was approved by the Company’s unit holders on March 22, 2013 at the Company’s Regular Meeting of Members. The UAR vests 1/18 per month over an 18-month period beginning December 7, 2012 so long as Mr. Peterson remains employed by the Company, and will be paid in cash upon such time as ABE sells all or substantially all the assets of the South Dakota plants. The UAR was issued for no consideration and had a grant price of $1.15 per unit at the time of the grant. The grant price for the UAR will be reduced by any distribution received by the Company’s unit holders from (i) the $12.5 million placed in escrow or (ii) the $10 million of cash reserved by the Company in connection with the sale of the Fairmont plant, or (iii) any other cash dividend received by the Company’s unit holders from the cash reserves at Advanced BioEnergy, LLC. The grant price will also be reduced in the event the $12.5 million of escrow proceeds or the $10.0 million of cash retained by the Company are not distributed to the Company’s unit holders. As a result, the grant price will be reduced by $0.31 per unit to $0.84 per unit as a result of the cash distribution paid in October 2013. The units are contingently exercisable only under certain limited circumstances, and therefore the Company is not recognizing compensation expense related to the awards until these defined circumstances are probable of occurring.

The Company had other restricted units outstanding as a result of employment agreements that fully vested through 2013 and recorded compensation expense of $3,000, $4,000 and $46,000 in the years ended September 30, 2013, 2012 and 2011, respectively.

Change of Control Agreement

On July 31, 2007, the Board granted the Chief Executive Officer the right to receive 14,000 units in connection with a change in control of the Company, subject to the terms and conditions included in his Change in Control Agreement. In December 2012, the Company issued 14,000 units to the Chief Executive Officer under the terms of this agreement as a result of the sale of substantially all Fairmont assets. The Company recorded compensation expense of $60,200 in December 2012.

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

Board Representation and Voting Agreement

The Company, certain directors of the Company, South Dakota Wheat Growers Association, Clean Energy Capital, LLC (“CEC”) and Hawkeye Energy Holdings, LLC (“Hawkeye”), have each executed a voting agreement (the “Voting Agreement”). The Voting Agreement requires the parties to (a) nominate for election to the Board two designees of Hawkeye, two designees of CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote all units of the Company they beneficially own or otherwise control to elect each of the designees to the Board, (d) not take any action that would result in the removal of any of the designees from the Board or to increase the size of the Board to more than nine members, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. At October 31, 2013, the parties to the Voting Agreement held in the aggregate approximately 57% of the outstanding units of the Company.

Distributions

On September 18, 2013, the Board declared a cash distribution to unit holders of $0.31 per unit, which was paid in October 2013.

In December 2012, as a result of the sale of the Fairmont assets, the Company paid a cash distribution to members of $4.15 per unit for a total of $105.5 million.

In fiscal 2013, in connection with the annual income tax return in Nebraska, the Company was required to remit withholding tax of approximately $80,000 relating to unit holders not resident in Nebraska. Per the terms of the Operating Agreement, withholding taxes are treated as distributions and reduce Members’ Equity.

In fiscal 2011, in connection with the annual income tax return in Nebraska, the Company was required to remit withholding tax of approximately $27,000 relating to unit holders who were not residents of Nebraska.

9.	One-time Termination Benefit

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

In connection with this cost reduction program, the Company has recognized expense of $1.8 million, with an additional $0.4 million expected through June 2014. The expenses were classified as administrative costs of $1.6 million and discontinued operations of $0.2 million.

At September 30, 2013, the accrued liability associated with the one-time termination benefits consisted of the following (in thousands):

Workforce Reduction
Beginning balance at October 1, 2012	$—
Charges	1,767
Payments	(773)

Ending balance at September 30, 2013	$994

10.	Lease Commitments and Contingencies

Lease Commitments

The Company leases various rail cars, equipment and an office facility under operating lease agreements with the following approximate future minimum rental commitments through 2019 for the years ended September 30 (in thousands):

Minimum Rental Commitments
2014	$3,790
2015	3,018
2016	2,734
2017	1,892
2018	1,004
Thereafter	753

$13,191

The Company recognized rent expense related to the above leases of approximately $3.9 million, $3.1 million, and $2.7 million for the years ended September 30, 2013, 2012, and 2011, respectively.

11.	Major Customers

ABE South Dakota entered into marketing agreements (“Ethanol Marketing Agreements”) with Gavilon, LLC, a commodity marketing firm, and affiliated companies (collectively “Gavilon”), on May 4, 2012 (amended on July 31, 2012). The Ethanol Marketing Agreements require that ABE South Dakota sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota plants. The terms of the Ethanol Marketing Agreements began on August 1, 2012, and expire on December 31, 2015.

ABE South Dakota was party to ethanol marketing agreements with Hawkeye Gold, LLC to sell substantially all of the ethanol produced by the facilities beginning in 2010 through April 30, 2013. Effective July 31, 2012, the Company and Hawkeye Gold mutually agreed to terminate their ethanol marketing relationship for the sale of ethanol from the Company’s ethanol production facilities, in exchange for certain payments based on ethanol gallons sold through April 30, 2013. In connection with the termination of these agreements, the Company recorded a charge of approximately $1.3 million during the year ended September 30, 2012.

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

ABE South Dakota has a marketing agreement with Gavilon to market the dried distillers grains from the Aberdeen plant, effective July 1, 2013 until July 31, 2016. ABE South Dakota self-markets the wet distillers grains produced at the Aberdeen plant.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	September 30, 2013	September 30, 2012	September 30, 2011
Hawkeye Gold—Ethanol and Distiller Grains
Twelve months revenues	$25,230	$189,209	$219,893
Receivable balance at period end	—	1,118	4,648

Gavilon—Ethanol and Distillers Grains
Twelve months revenues (Since August 1, 2012 )	$190,748	$18,847	$—
Receivable balance at period end	7,682	4,085	—

Dakotaland Feeds—Distillers Grains
Twelve months revenues	$18,825	$17,442	$13,494
Receivable balance at period end	571	1,014	592

12.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains, with forward purchase and sale contracts to lock in future operating margins. In addition to entering into contracts to purchase 0.3 million bushels of corn in which the basis or futures price was not locked, the Company had entered into the following fixed price forward contracts at September 30, 2013 (in thousands):

Commodity		Quantity (000’s)	Amount	Period Covered Through
Ethanol	Sale Contracts	2,205 gallons	$4,334	October 31, 2013
Distillers grains	Sale Contracts	6 tons	1,114	October 31, 2013
Corn oil	Sale Contracts	192 pounds	60	October 31, 2013

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

When forward contracts were not available at competitive rates, the Company has engaged in hedging activities using exchange traded futures contracts, OTC futures options or OTC swap agreements, primarily at its Fairmont facility. Changes in market price of ethanol related hedging activities are reflected in revenues and changes in market price of corn related items are reflected in cost of goods sold. The following table represents the fair value of futures contracts as of September 30, 2013 and 2012 (in thousands) which related to the Fairmont facility only:

	Balance Sheet Classification	September 30, 2013	September 30, 2012
Derivative financial instrument—futures contract	Current Liability	$—	$910

13.	Employee Benefit Plan

The Company sponsors a 401(k) plan for eligible employees. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee’s elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $221,000, $333,000, and $322,000 to the plan in the years ended September 30, 2013, 2012, and 2011, respectively. Amounts contributed in fiscal 2013 decreased due to the reduction in participating employees as a result of the sale of the Fairmont facility.

14.	Related Party Transactions

Grain Purchases from South Dakota Wheat Growers Association (SDWG)

The Company purchased $191.7 million, $176.9 million and $184.7 million of corn from SDWG in the years ended September 30, 2013, 2012 and 2011 pursuant to a grain origination agreement, which covers all corn purchases in South Dakota. SDWG owns approximately 5% of the Company’s outstanding units.

15.	Arbitration Settlement

On June 30, 2011, the Company resolved all open issues related to arbitration brought by a former officer against the Company, and litigation brought by the former officer against a director of the Company. The Company recognized an expense relating to this arbitration of approximately $3.0 million for the year ended September 30, 2011. In addition, the Company incurred legal fees of approximately $0.8 million for the year ended September 30, 2011 relating to this matter.

16.	Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2013, 2012, and 2011. Dollars in thousands, except per unit amounts:

Year Ended September 30, 2013	1st Quarter(1)	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$59,741	$61,392	$61,872	$58,982
Gross profit (loss)	(2,596)	110	1,775	2,642
Income (loss) from continuing operations	(6,246)	(1,751)	(153)	726
Income (loss) from discontinued operations	78,877	17	489	(204)
Net income (loss)	72,631	(1,734)	336	522
Basic income (loss) per common unit	$2.89	$(0.07)	$0.01	$0.02
Diluted income (loss) per common unit	$2.89	$(0.07)	$0.01	$0.02

Year Ended September 30, 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$68,355	$55,317	$54,091	$53,102
Gross profit (loss)	5,073	(790)	(3,970)	(2,689)
Income (loss) from continuing operations	3,565	(2,382)	(5,416)	(4,920)
Income (loss) from discontinued operations	6,527	1,580	(3,796)	(4,925)
Net income (loss)	10,092	(802)	(9,212)	(9,845)
Basic income (loss) per common unit	$0.41	$(0.03)	$(0.37)	$(0.40)
Diluted income (loss) per common unit	$0.41	$(0.03)	$(0.38)	$(0.40)

Year Ended September 30, 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$44,916	$65,285	$65,411	$62,871
Gross profit (loss)	835	(333)	(1,334)	(2,356)
Income (loss) from continuing operations	(930)	(3,622)	(3,570)	(3,485)
Income (loss) from discontinued operations	4,097	4,358	1,806	3,155
Net income (loss)	3,167	736	(1,764)	(330)
Basic income (loss) per common unit	$0.13	$0.03	$(0.07)	$(0.02)
Diluted income (loss) per common unit	$0.13	$0.03	$(0.08)	$(0.02)

Original amounts as filed in Form 10-Q have been reclassified as discontinued operations as a result of the sale of the Fairmont plant in the first quarter of fiscal 2013. Certain amounts have been reclassified within the Statement of Operations. The changes do not affect net income but were changed to agree to the classifications used in the September 30, 2013 financial statements.

(1)	The first quarter of fiscal 2013 included income from discontinued operations from the sale of the Fairmont plant of $78.9 million.

17.	Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of September 30, 2013 and 2012, and for the years ended September 30, 2013, 2012 and 2011. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in the ABE South Dakota credit agreements. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. There were no distributions from ABE South Dakota during the last three fiscal years. At September 30, 2013, there was cash of approximately $15.0 million at ABE Fairmont which has no restrictions on distribution to the parent.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

	September 30, 2013	September 30, 2012
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,558	$5,400
Restricted cash	2,500	2,500
Other receivables	—	530
Prepaid expenses	20	31

Total current assets	9,078	8,461

Property and equipment, net	425	586
Other assets:
Investment in ABE Fairmont	23,138	50,154
Investment in ABE South Dakota	(5,972)	(3,161)
Notes receivable-related party	—	510
Other assets	32	32

Total assets	$26,701	$56,582

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$10	$30
Accrued expenses	1,512	487
Distribution payable	7,877	—

Total current liabilities	9,399	517

Other liabilities	79	182

Total liabilities	9,478	699
Members’ equity:
Members’ capital, no par value, 25,410,851 and 24,714,180 units issued and outstanding, respectively	60,835	171,250
Accumulated deficit	(43,612)	(115,367)

Total members’ equity	17,223	55,883

Total liabilities and members’ equity	$26,701	$56,582

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

	Years Ended
	September 30, 2013	September 30, 2012	September 30, 2011
	(Dollars in thousands)
Equity in losses of consolidated subsidiary	(2,811)	(7,769)	(6,029)
Management fee income from subsidiaries	1,619	1,590	1,154
Selling, general and administrative expenses	(4,907)	(3,135)	(3,260)
Arbitration settlement expense	—	—	(3,791)

Operating loss	(6,099)	(9,314)	(11,926)
Other income	72	18	3
Interest income (expense)	(1,397)	143	316

Loss from continuing operations	(7,424)	(9,153)	(11,607)

Income (loss) from discontinued operations	79,179	(614)	13,416

Net income (loss)	$71,755	$(9,767)	$1,809

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

	Years Ended
	September 30, 2013	September 30, 2012	September 30, 2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$71,755	$(9,767)	$1,809
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	161	165	111
Equity in earnings of consolidated subsidiaries	(75,085)	12,120	(3,848)
Distributions from subsidiaries	104,912	3,828	4,671
Gain on disposal of fixed assets	—	(16)	(2)
Amortization of deferred revenue and rent	(28)	(29)	(19)
Unit compensation expense	276	4	46
Loss (gain) on derivative financial instruments	1,416	(107)	(292)
Change in working capital components:
Accounts receivable	527	(22)	502
Prepaid expenses	11	11	(31)
Accounts payable and accrued expenses	1,005	(1,075)	139

Net cash provided by operating activities	104,950	5,112	3,086

Cash flows from investing activities:
Purchase of property and equipment	—	(129)	(319)
Proceeds from disposal of fixed assets	—	60	16
Issuance of notes receivable	—	—	(494)
Change in other assets and liabilities	—	—	130
Equity contribution to subsidiary	—	(600)	—
Increase in restricted cash	—	(2,500)	—

Net cash used in investing activities	—	(3,169)	(667)

Cash flows from financing activities:
Exercise of warrant	799	—	—
Distribution to members	(104,591)	—	(27)

Net cash used in financing activities	(103,792)	—	(27)

Net increase in cash and cash equivalents	1,158	1,943	2,392
Beginning cash and cash equivalents	5,400	3,457	1,065

Ending cash and cash equivalents	$6,558	$5,400	$3,457

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. This assessment is based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2013.

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

On January 9, 2014, Director John E. Lovegrove informed the Company that he would not stand for re-election to the board of directors at the Company’s 2014 Annual Meeting of Members.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference is the information appearing under the headings “Election of Directors” and “Company Governance” in the Company’s proxy statement for the Company’s 2014 Annual Meeting of Members (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year ended September 30, 2013. See also Part I hereof under the heading “Item X. Executive Officers of the Registrant”.

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

We intend to disclose any amendments to, or waivers from, the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions or with respect to the required elements of the Code of Business Ethics, by disclosing the amendment or waiver on this website.

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

(1) Financial Statements—An index to our financial statements is located above on page 42 of this report. The financial statements appear on page 44 through page 66 of this report.

(2) Exhibits—The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2014.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/S/ RICHARD R. PETERSON
Richard R. Peterson
Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 14, 2014.

Name	Title

/s/ RICHARD R. PETERSON Richard R. Peterson	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

* Scott A. Brittenham	Director, Chairman

* John E. Lovegrove	Director

* Bryan A. Netsch	Director

* Joshua M. Nelson	Director

* Troy L. Otte	Director

* Bruce L. Rastetter	Director

* Jonathan K. Henness	Director

/S/ RICHARD R. PETERSON
Richard R. Peterson, as power of attorney, where designated by *

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated as of October 15, 2012, by and among ABE Fairmont, LLC, Advanced BioEnergy, LLC, Flint Hills Resources Fairmont, LLC, and Flint Hills Resources, LLC	Incorporated by reference(1)

3.1	Certificate of Formation	Incorporated by reference(2)

3.2	Fifth Amended and Restated Operating Agreement of the Registrant, effective as of March 16, 2012	Incorporated by reference(3)

4.1	Form of Certificate of Membership Units	Incorporated by reference(4)

4.3	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006	Incorporated by reference(5)

4.3.1	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006, as amended	Incorporated by reference(6)

4.3.2	Second Amendment to Investor Rights Agreement between Advanced BioEnergy LLC and South Dakota Wheat Growers Association dated as of August 28, 2009	Incorporated by reference(7)

4.4	Registration Rights Agreement with Ethanol Investment Partners, LLC dated June 25, 2007	Incorporated by reference(8)

4.4.1	First Amendment to Registration Rights Agreement between Advanced BioEnergy, LLC and Ethanol Investment Partners dated as of August 28, 2009	Incorporated by reference(9)

4.5	Registration Rights Agreement between Advanced BioEnergy, LLC, and Hawkeye Energy Holdings, LLC dated as of August 28, 2009	Incorporated by reference(10)

10.1	Agreement between Heartland Grain Fuels, LP and ICM, Inc. dated July 14, 2006	Incorporated by reference(11)

10.2	Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006*	Incorporated by reference(12)

10.2.1	Amendment to Grain Origination Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association	Incorporated by reference(13)

10.3	Settlement Agreement and Release between Advanced BioEnergy, LLC, certain ABE Parties described therein, Ethanol Investment Partners, LLC and Clean Energy Capital, LLC dated October 16, 2008	Incorporated by reference(14)

10.4	Subscription Agreement dated as of August 21, 2009 between Advanced BioEnergy, LLC and Hawkeye Holding, LLC	Incorporated by reference(15)

10.5	Side Letter dated as of August 21, 2009 executed by Advanced BioEnergy, LLC in favor of Hawkeye Energy Holdings, LLC	Incorporated by reference(16)

10.6	Form of Director Indemnification Agreement	Incorporated by reference(17)

10.7	Lock-Up and Voting Agreement dated as of March 31, 2010 (effective as of April 7, 2010) among Marshall Financial Group, LLC, Banco Santander, S.A., New York Branch, Farm Credit Bank of Texas, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, KEB NY Financial Corp., Nordkap Bank AG, WestLB AG, New York Branch, Heartland Grain Fuels, L.P., Advanced BioEnergy, LLC and Oppenheimer Rochester National Municipals	Incorporated by reference(18)

10.8	Backstop Commitment Agreement dated as of April 7, 2010 between Advanced BioEnergy, LLC and Hawkeye Company Holdings, LLC	Incorporated by reference(19)

10.9	Voting Agreement among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC Ethanol Investment Partners, LLC South Dakota Wheat Growers Association, a South Dakota cooperative, and certain directors of the Company dated as of August 28, 2009.	Incorporated by reference(20)

10.9.1	Amendment No. 1 to Voting Agreement dated as of April 7, 2010 among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC, Ethanol Investment Partners, LLC, Ethanol Capital Partners, Series R, LP, Ethanol Capital Partners, Series T, LP, Tennessee Ethanol Partners, LP, South Dakota Wheat Growers Association and the directors of Advanced BioEnergy, LLC party thereto	Incorporated by reference(21)

10.10	Restructuring Agreement dated as of June 16, 2010 among Advanced BioEnergy, LLC, ABE Heartland, LLC, ABE South Dakota, LLC, Dakota Fuels, Inc., the lenders referred to therein, WestLB AG, New York Branch, as Administrative Agent and Collateral Agent, Wells Fargo Bank, National Association, as Trustee of the Brown County, South Dakota Subordinate Solid Waste Facilities Revenue Bonds (Heartland Grain Fuels, L.P. Ethanol Plant Project) Series 2007A, Oppenheimer Rochester National Municipals, as the sole bondholder, and Brown County, South Dakota, as issuer of the subordinated bonds	Incorporated by reference(22)

10.11	Amended and Restated Senior Credit Agreement dated as of June 16, 2010 among ABE South Dakota, LLC, the lenders referred to therein and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent	Incorporated by reference(23)

10.11.1	Master Amendment Agreement, dated December 9, 2011 among ABE South Dakota LLC, each of the Lenders party hereto, WESTLB AG, New York Branch, as Administrative Agent for the Lenders, WESTLB AG, New York Branch, as Collateral Agent for the Senior Secured Parties, and Amarillo National Bank, in its capacity as Accounts Bank	Incorporated by reference(24)

10.11.2	ABE South Dakota, LLC—August 2013 Waiver Agreement, effective as of September 9, 2013, between ABE South Dakota and the Lenders, and Wilmington Trust, National Association, in its capacity as successor Administrative Agent and Collateral Agent for the Lenders and Senior Secured Parties	Filed herewith

10.12	Consent and Agreement dated as of July 31, 2012, among Gavilon, LLC, Gavilon Ingredients, LLC, ABE South Dakota, LLC, and Portigon AG, New York Branch (f/k/a WestLB AG, New York Branch).	Incorporated by reference(25)

10.13	Amended and Restated Accounts Agreement dated as of June 16, 2010 among ABE South Dakota, LLC, Amarillo National Bank, as the Accounts Bank and Securities Intermediary and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent	Incorporated by reference(26)

10.14	Second Amended and Restated Employment Agreement dated May 11, 2011 between Advanced BioEnergy, LLC and Richard Peterson +	Incorporated by reference(27)

10.14.1	Amendment No. 1 to Second Amended and Restated Employment Agreement dated January 18, 2013 between Advanced BioEnergy, LLC and Richard Peterson +	Incorporated by reference(28)

10.14.2	Unit Appreciation Right Agreement dated January 18, 2013 between Advanced BioEnergy and Richard Peterson +	Incorporated by reference(29)

10.15	Ethanol Marketing Agreement dated May 4, 2012 between ABE South Dakota, LLC and Gavilon LLC. *	Incorporated by reference(30)

10.15.1	Amendment No. 1 dated July 31, 2012 to Ethanol Marketing Agreement between ABE South Dakota, LLC and Gavilon, LLC *	Incorporated by reference(31)

10.16	Distiller’s Grains Marketing Agreement dated May 4, 2012 between ABE South Dakota, LLC and Gavilon Ingredients, LLC. *	Incorporated by reference(32)

10.16.1	Amendment No. 1 dated July 31, 2012 to Distiller’s Grains Marketing Agreement between ABE South Dakota, LLC and Gavilon Ingredients, LLC	Incorporated by reference(33)

10.17	Rail Car Sublease Agreement dated May 4, 2012 by and among Gavilon, LLC, ABE South Dakota, LLC and ABE Fairmont, LLC. *	Incorporated by reference(34)

10.17.1	Amendment No. 1 dated July 31, 2012 to Rail Car Sublease by and among Gavilon, LLC, ABE South Dakota, LLC , ABE Fairmont, LLC, and Gavilon, LLC.	Incorporated by reference(35)

21	List of Subsidiaries of the Registrant	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

101	The following materials from Advanced BioEnergy’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013 and 2012 ; (ii) Consolidated Statements of Operations for the years ended September 30, 2013, 2012 and 2011; (iii) Consolidated Statements of Changes in Members’ Equity for the years ended September 30, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements.	Filed herewith

*	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.
+	Management compensatory plan/arrangement.
(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on October 16, 2012 (File No. 000-52421).
(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).
(3)	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012 (File No. 000-52421).
(4)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335).
(5)	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 333-125335).
(6)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).
(7)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).

(8)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2007 (File No. 000-52421).
(9)	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).
(10)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).
(11)	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB, filed on December 29, 2006 (File No. 333-125335).
(12)	Incorporated herein by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Registration Statement on Form SB-2, filed on February 7, 2007 (File No. 333-137299).
(13)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 15, 2007(File No. 000-52421).
(14)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2008(File No. 000-52421).
(15)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009 (File No. 000-52421).
(16)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009 (File No. 000-52421).
(17)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2010 (File No. 000-52421).
(18)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).
(19)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).
(20)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2009 (File No. 000-52421).
(21)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2010 (File No. 000-52421).
(22)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010 (File No. 000-52421).
(23)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010 (File No. 000-52421).
(24)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on February 14, 2012 (File No. 000-52421).
(25)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).
(26)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2010 (File No. 000-52421).
(27)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 16, 2011 (File No. 000-52421).
(28)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 25, 2013(File No. 000-52421).
(29)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 25, 2013(File No. 000-52421).
(30)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).
(31)	Incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).
(32)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).
(33)	Incorporated herein by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).

(34)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).
(35)	Incorporated herein by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2012 (File No. 000-52421).