Form 10-Q
period 2013-12-31
Advanced BioEnergy, LLC
filed 2014-02-13
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of February 1, 2014, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	September 30,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,365	$27,796
Accounts receivable:
Trade accounts receivable	9,074	8,541
Other receivables	109	108
Inventories	5,437	4,538
Prepaid expenses	1,121	741
Current portion of restricted cash	13,773	10,961

Total current assets	52,879	52,685

Property and equipment, net	56,153	58,645
Other assets	1,051	1,211

Total assets	$110,083	$112,541

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$5,540	$5,745
Accrued expenses	4,324	3,770
Distribution payable	—	7,877
Current portion of long-term debt (stated principal amount of $2,911 and $71,735 at December 31, 2013 and September 30, 2013, respectively)	5,407	77,847

Total current liabilities	15,271	95,239

Other liabilities	71	79
Long-term debt (stated principal amount of $68,047 at December 31, 2013)	71,024	—

Total liabilities	86,366	95,318

Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	60,835	60,835
Accumulated deficit	(37,118)	(43,612)

Total members’ equity	23,717	17,223

Total liabilities and members’ equity	$110,083	$112,541

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2013	2012
Net sales
Ethanol and related products	$47,987	$59,491
Other	250	250

Total net sales	48,237	59,741
Cost of goods sold	40,098	62,337

Gross profit (loss)	8,139	(2,596)
Selling, general and administrative	1,084	2,126

Operating income (loss)	7,055	(4,722)
Other income (expense)	(93)	54
Interest income	10	7
Interest expense	(478)	(1,585)

Income (loss) from continuing operations	6,494	(6,246)

Income from discontinued operations	—	78,877

Net income	$6,494	$72,631

Weighed average units outstanding - basic	25,411	25,101
Weighed average units outstanding - diluted	25,411	25,101

Income (loss) from continuing operations per unit - basic and diluted	$0.26	$(0.25)
Income from discontinued operations per unit-basic and diluted	—	3.14

Income per unit - basic and diluted	$0.26	$2.89

Distributions declared per unit	$—	$4.15

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Three Months Ended December 31, 2013

(Dollars in thousands)

(Unaudited)

	Member	Members’	Accumulated
	Units	Capital	Deficit	Total
MEMBERS’ EQUITY - September 30, 2013	25,410,851	$60,835	$(43,612)	$17,223
Net income	—	—	6,494	6,494

MEMBERS’ EQUITY - December 31, 2013	25,410,851	$60,835	$(37,118)	$23,717

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$6,494	$72,631
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	2,714	2,714
Amortization of deferred financing costs	23	44
Amortization of deferred revenue and rent	(8)	(119)
Amortization of additional carrying value of debt	(639)	(494)
Unit compensation expense	—	276
(Gain) loss on disposal of assets	6	(76,688)
Loss on warrant derivative liability	—	1,416
Change in working capital components:
Accounts receivable	(534)	8,389
Inventories	(899)	3,947
Prepaid expenses	(380)	475
Accounts payable	(205)	(3,514)
Accrued expenses	554	(1,909)

Net cash provided by operating activities	7,126	7,168

Cash flows from investing activities:
Purchase of property and equipment	(228)	(771)
Proceeds from sale of assets, net of transaction costs	—	155,039
Change in other assets	160	—
Change in restricted cash	(2,812)	3,128

Net cash provided by (used in) investing activities	(2,880)	157,396

Cash flows from financing activities:
Payments on debt	(800)	(50,306)
Exercise of warrant	—	799
Distribution to members	(7,877)	(104,511)

Net cash used in financing activities	(8,677)	(154,018)

Net increase (decrease) in cash and cash equivalents	(4,431)	10,546
Beginning cash and cash equivalents	27,796	11,210

Ending cash and cash equivalents	$23,365	$21,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$755	$1,299
Supplemental disclosure of non-cash financing and investing activities:
Exercise of options from distribution proceeds	$—	$432
Note receivable settled from distribution proceeds	—	513

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(Unaudited)

1. Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned operating subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. The financial information as of December 31, 2013 and the results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results for the fiscal year ending September 30, 2014. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation. Certain items in the December 31, 2012 statement of operations have been reclassified to match the presentation on the Form 10-K for fiscal 2013 and do not affect net income.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company’s restricted cash includes cash held for debt service under the terms of its debt agreements, a deposit for a rail car sublease, as well as cash held in an escrow account relating to the sale of the Fairmont facility. The escrow account totals $8.0 million and has a scheduled release date in June 2014.

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

The Company calculated the fair value of the warrants using the Black-Scholes valuation model. During the three months ended December 31, 2012, the Company recognized a loss of $1,416,000, related to the change in the fair value of the warrant derivative liability. On November 1, 2012, the warrant was exercised and the Company issued 532,671 units. Prior to its exercise, the warrant’s value increased in the first quarter of fiscal 2013 due to the pending sale of the Fairmont facility.

The following table reflects the activity for the warrant derivative, the only liability measured at fair value using Level 3 inputs, for the three months ended December 31, 2012 (amounts in thousands):

2012
Beginning balance, October 1	$75
Loss related to the change in fair value	1,416
Transfer to equity upon exercise	(1,491)

Ending balance, December 31	$—

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

Income Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Unit warrants are considered unit equivalents and are considered in the diluted income-per-unit computation, but have been excluded from the computations as they are exercisable only under certain limited circumstances.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Discontinued Operations

The Company classified the results of operations of the Fairmont facility as discontinued operations in the first quarter of fiscal 2013 as a result of the sale of the Fairmont production facility in December 2012, and removed the operating results of the Fairmont facility from continuing operations for all periods presented.

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

2. ABE South Dakota Liquidity and Management’s Plans

As of September 30, 2013, ABE South Dakota had not replenished the debt service reserve under its senior loan to the greater of six months of principal and interest or $3.0 million, or satisfied a non-financial requirement, both of which constituted events of default under its senior credit agreement. The senior lenders waived the events of default until December 31, 2013.

As of December 31, 2013, ABE South Dakota funded the debt service reserve to the required level of $3.0 million and stopped accruing default interest, which totaled $1.1 million. ABE South Dakota paid the default interest in January 2014, and the senior lenders waived the non-financial default until June 30, 2014. The Company expects that the non-financial requirement will be cured in the next quarter.

At December 31, 2013, ABE South Dakota had working capital of $20.6 million, excluding current principal due. Net working capital, excluding current principal due, increased by $8.0 million since September 2013.

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

Cash consideration for the Asset Sale consisted of $160.0 million, plus Seller’s inventory value of $10.7 million, for the finished products, raw materials, ingredients and certain other supplies located at Seller’s facility. Of the total proceeds payable at closing, $12.5 million was placed in escrow to serve as security to satisfy the Seller’s and the Company’s indemnification obligations to the Buyer, and the Company received approximately $157.2 million. The Company has received $4.5 million of the escrow through December 31, 2013.

The Company used these proceeds to repay the outstanding debt principal and interest of $39.8 million as of the closing date and to pay the outstanding transaction costs of approximately $2.4 million. The Company will have no continuing involvement in the cash flows of the Fairmont facility.

The remaining sale-related Fairmont assets included in the consolidated balance sheets as of December 31, 2013 and September 30, 2013 are disclosed below (amounts in thousands):

	As of	As of
	December 31, 2013	September 30, 2013
Current portion of restricted cash/escrow	$8,000	$8,000

Current assets of discontinued operations	$8,000	$8,000

Summarized preliminary revenues and expenses included in discontinued operations in the Statements of Operations for the three months ended December 31, 2013 and 2012 are included in the following table (amounts in thousands):

	Three Months Ended
	December 31, 2013	December 31, 2012 (1)
Net sales
Ethanol and related products	$—	$74,099

Total net sales	—	74,099
Cost of goods sold	—	70,583

Gross profit	—	3,516
Selling, general and administrative	—	1,124

Operating income	—	2,392
Other income	—	206
Interest income	—	6
Interest expense	—	(415)

Income from operations of discontinued components	—	2,189

Gain on disposal of discontinued components	—	76,688

Income from discontinued operations	$—	$78,877

(1)	Period ended December 31, 2012 includes only 67 days of activity.

The gain on disposal of discontinued operations in fiscal 2013 is included in Income from Discontinued Operations on the Statement of Operations. The gain on disposal is composed of the following items (in thousands):

Proceeds:
Cash proceeds	$157,249
Escrow	12,500
Inventory holdback	1,071

Total Proceeds	170,820
Assets Sold:
Property, plant and equipment, net	83,097
Inventory	10,864
Restricted cash	673
Deferred financing costs	396
Prepaid expenses	140
Deferred income	(3,422)

Total Assets Sold	91,748
Transaction costs	2,384

Gain on Disposal of Discontinued Operations	$76,688

4. Inventories

A summary of inventories is as follows (in thousands):

	December 31, 2013	September 30, 2013
Chemicals	$843	$792
Work in process	1,032	1,018
Ethanol	1,497	858
Distillers grain	566	311
Supplies and parts	1,499	1,559

Total	$5,437	$4,538

5. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31, 2013	September 30, 2013
Land	$1,811	$1,811
Buildings	9,886	9,886
Process equipment	103,158	102,971
Office equipment	1,391	1,357
Construction in process	80	117

	116,326	116,142
Accumulated depreciation	(60,173)	(57,497)

Property and equipment, net	$56,153	$58,645

6. Debt

A summary of debt is as follows (in thousands, except percentages):

	December 31, 2013 Interest Rate	December 31, 2013	September 30, 2013
ABE South Dakota:
Senior debt principal - variable	4.24%	$67,882	$68,632
Restructuring fee	N/A	3,076	3,103
Additional carrying value of restructured debt	N/A	5,473	6,112

Total outstanding		76,431	77,847

Additional carrying value of restructured debt	N/A	(5,473)	(6,112)

Stated principal		$70,958	$71,735

The estimated maturities of debt at December 31 are as follows (in thousands):

		Amortization of
		Additional Carrying
	Stated	Value of
	Principal	Restructured Debt	Total
2014	$2,911	$2,496	$5,407
2015	3,187	2,394	5,581
2016	64,860	583	65,443

Total debt	$70,958	$5,473	$76,431

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

Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “Senior Credit Agreement”), effective as of June 18, 2010, and amended on December 9, 2011, which was accounted for under troubled debt restructuring rules. The Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and an Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan. The interest accrued on outstanding term and working capital loans under the previous credit agreement were reduced to zero. ABE South Dakota agreed to pay a $3.0 million restructuring fee to the lenders due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as non-interest bearing debt on its consolidated balance sheets. See Additional Carrying Value of Restructured Debt below.

The principal amount of the term loan facility is payable in quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $275,000, payable in installments in fiscal 2014 and 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing it against interest expense over the remaining term of the loan.

As described in Note 2, at December 31, 2013, ABE South Dakota was in default of the provisions of its Senior Credit Agreement due to its failure to satisfy a non-financial obligation. The lenders waived the non-financial default until June 30, 2014. The Company expects that the violation will be cured in the next quarter.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 3.0%. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 4.0%. As of December 31, 2013, ABE South Dakota had selected the LIBOR rate for a period of one month. Under the terms of the Senior Credit Agreement, ABE South Dakota accrued an additional 2% default interest charge through December 31, 2013, that it paid in January 2014.

ABE South Dakota’s obligations under the Senior Credit Agreement are secured by a first-priority security interest in the equity and assets of ABE South Dakota.

ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only if ABE South Dakota meets certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. Loans outstanding under the Senior Credit Agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows.

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

Additional Carrying Value of Restructured Debt

Since the future maximum undiscounted cash payments on the amended and restated senior credit facility (including principal, interest and the restructuring fee) exceeded the adjusted carrying value at the time of the restructuring, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms was accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring, which has resulted in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is approximately 0.26% over LIBOR (0.50 % at December 31, 2013), prior to any default interest.

7. Major Customers

The operating subsidiary of the Company, ABE South Dakota, entered into marketing agreements (“Ethanol Marketing Agreements”) with Gavilon, LLC, a commodity marketing firm, and affiliated companies (collectively “Gavilon”), on May 4, 2012 (amended on July 31, 2012). The Ethanol Marketing Agreements require that the subsidiary sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota plants. The terms of the Ethanol Marketing Agreements began on August 1, 2012, and expire on December 31, 2015.

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of distillers grains produced at the ABE South Dakota Huron plant to third parties for an agreed-upon commission. The Company had an agreement with Hawkeye

Gold, LLC to market the distillers grains produced at the ABE South Dakota Aberdeen plants through June 30, 2013. ABE South Dakota is party to an agreement with Gavilon to market the dried distillers grains from the Aberdeen plant, effective July 1, 2013 until July 31, 2016.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	December 31,	December 31,
	2013	2012
Gavilon-Ethanol and Distillers Grains
Three months revenues	$42,796	$43,494
Receivable balance at period end	8,362	4,633

Hawkeye Gold - Distillers Grains
Three months revenues	$—	$8,731
Receivable balance at period end	—	676

Dakotaland - Distillers Grains
Three months revenues	$3,058	$5,605
Receivable balance at period end	414	1,003

8. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains with forward purchase and sales contracts to reduce volatility in future operating margins. In addition to entering into contracts to purchase 0.2 million bushels of corn in which the futures or basis price was not locked, the Company had entered into the following fixed price forward contracts at December 31, 2013 (in thousands):

		Quantity (000s)	Amount	Period Covered Through
Corn (bushels)	Purchase Contracts	1,295	$5,467	March 31, 2014
Ethanol (gallons)	Sale Contracts	2,310	3,786	March 31, 2014
Distillers grains (tons)	Sale Contracts	11	2,429	January 31, 2014
Corn Oil (pounds)	Sale Contracts	144	41	January 31, 2014

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

When forward contracts are not available at competitive rates, the Company may engage in hedging activities using exchange-traded futures contracts, OTC futures options or OTC swap agreements. Changes in market price of ethanol-related hedging activities are reflected in revenues while changes in market price of corn-related items are reflected in cost of goods sold. There was no futures activity during the quarters presented.

9. One-time Termination Benefit

Subsequent to the sale of its Fairmont facility in fiscal 2013, the Company implemented a cost reduction program reducing the numbers of its headquarters staff to align its staffing with the smaller remaining operations. Some of the affected employees were required to provide services to the Company through various dates until June 30, 2013. In connection with the expected debt restructuring at ABE South Dakota, some employees will continue to provide services until the debt negotiations with the senior lenders at ABE South Dakota are resolved. The Company has also accrued benefits due to the chief executive officer for services to be provided through June 2014 under his amended employment agreement signed in January 2013.

In connection with this cost reduction program, the Company has recognized administrative expense of $0.1 million in fiscal 2014, with an additional $0.3 million expected through June 2014.

At December 31, the accrued liability associated with the one-time termination benefits consisted of the following (in thousands):

	2013	2012
Beginning balance at October 1	$994	$—
Charges	135	516
Payments	—	—

Ending balance at December 31	$1,129	$516

10. Members’ Equity

Employment Agreements

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

11. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of December 31, 2013 and September 30, 2013, and for the three months ended December 31, 2013 and 2012. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota’s credit agreement. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. At December 31, 2013, there was $7.0 million of cash at ABE Fairmont, which has no restrictions on distribution to the parent.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2013	2013
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,536	$6,558
Restricted cash	2,500	2,500
Prepaid expenses	63	20

Total current assets	9,099	9,078

Property and equipment, net	458	425
Other assets:
Investment in ABE Fairmont	14,984	23,138
Investment in ABE South Dakota	894	(5,972)
Other assets	32	32

Total assets	$25,467	$26,701

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$8	$10
Accrued expenses	1,671	1,512
Distribution payable	—	7,877

Total current liabilities	1,679	9,399

Other liabilities	71	79

Total liabilities	1,750	9,478
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	60,835	60,835
Accumulated deficit	(37,118)	(43,612)

Total members’ equity	23,717	17,223

Total liabilities and members’ equity	$25,467	$26,701

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2013	2012
	(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiary	$6,712	$(3,512)
Management fee income from subsidiary	395	391
Selling, general and administrative expenses	(629)	(1,716)

Operating income (loss)	6,478	(4,837)
Other income	12	7
Interest income (expense)	4	(1,416)

Income (loss) from continuing operations	6,494	(6,246)

Income from discontinued operations	—	78,877

Net income	$6,494	$72,631

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$6,494	$72,631
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	40	41
Equity in earnings of consolidated subsidiaries	(6,712)	(74,337)
Distributions from consolidated subsidiaries	8,000	104,319
Gain on disposal of fixed assets	6	—
Amortization of deferred revenue and rent	(8)	(7)
Unit compensation expense	—	276
Loss on warrant derivative liability	—	1,416
Change in working capital components:
Accounts receivable	—	(4)
Prepaid expenses	(43)	(30)
Accounts payable and accrued expenses	157	1,757

Net cash provided by operating activities	7,934	106,062

Cash flows from investing activities:
Purchase of property and equipment	(79)	—

Net cash used in investing activities	(79)	—

Cash flows from financing activities:
Exercise of warrant	—	799
Distribution to members	(7,877)	(104,511)

Net cash used in financing activities	(7,877)	(103,712)

Net increase (decrease) in cash and cash equivalents	(22)	2,350
Beginning cash and cash equivalents	6,558	5,400

Ending cash and cash equivalents	$6,536	$7,750

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2013 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	margins can be volatile and could become negative, which has previously affected our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;

•	our hedging transactions and risk mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current government-mandated tariffs, credits and standards such as the Renewable Fuels Standard (“RFS”) may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects caused by indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operating facilities may experience technical difficulties and not produce the gallons of ethanol we expect and insurance proceeds may not be adequate to cover these production disruptions;

•	our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect a public market to develop;

•	$8.0 million of the proceeds from the sale of our Fairmont facility are subject to the terms of an escrow agreement with the buyer;

•	the ability of our ABE South Dakota subsidiary to make distributions to ABE in light of restrictions in this subsidiary’s credit facility;

•	the supply of ethanol rail cars in the market is extremely tight, which could affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire; and

•	the ability of the Company and its ABE South Dakota subsidiary to restructure, or otherwise negotiate new terms on, ABE South Dakota’s debt in a manner that would enable ABE South Dakota to service this debt over the long term.

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

Overview

Advanced BioEnergy, LLC (“Company,” “we,” “our,” “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers grains, as well as corn oil. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. Ethanol is most commonly sold as E10. Increasingly, ethanol is also available as E85, which is a higher percentage ethanol blend for use in flexible-fuel vehicles. Ethanol has also recently become available in some states in limited locations as E15.

In November 2006, we acquired ABE South Dakota, LLC, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our new facility in Aberdeen, South Dakota began in April 2007, and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiaries, ABE Fairmont, LLC, which owned and operated the Fairmont, Nebraska plant until December 2012, and ABE South Dakota, which owns and operates plants in Aberdeen and Huron, South Dakota.

On December 7, 2012, the Company and its wholly-owned subsidiary ABE Fairmont, LLC sold substantially all of the assets of ABE Fairmont’s ethanol and related distillers and non-food grade corn oil businesses located in Fairmont, Nebraska (the “Asset Sale”) to Flint Hills Resources, LLC.

The purchase price for the Asset Sale was $160.0 million, plus $10.7 million for ABE Fairmont’s inventory at closing. Of the gross proceeds, $12.5 million was paid into an escrow account to secure the indemnification obligations of the Company and ABE Fairmont, with $4.5 million already received by the Company and $8.0 million scheduled to be released in June 2014.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one reporting segment.

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol by predominantly processing corn. Other possible feeds are grain sorghum, or other cellulosic materials. The corn is conveyed directly from South Dakota Wheat Growers to the plant where it is weighed and transferred to a scalper to remove rocks, cobs, and other debris. The corn is then fed to a hammer mill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-

sugar conversion. The grain slurry is pumped into fermenters, where yeast is added, to begin the batch-fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the grain mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually gasoline. The 200-proof alcohol and 2.0-2.5% denaturant constitute denatured fuel ethanol.

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

FACILITIES

The table below provides a summary of our ethanol plants in operation as of December 31, 2013:

		Estimated
	Estimated	Annual	Estimated
	Annual	Distillers	Annual
	Ethanol	Grains	Corn	Primary
Location	Production	Production(1)	Processed	Energy Source
	(Million gallons)	(000’s Tons)	(Million bushels)
Aberdeen, SD(2)	9	27	3.2	Natural Gas
Aberdeen, SD(2)	44	134	15.7	Natural Gas
Huron, SD	32	97	11.4	Natural Gas

Consolidated	85	258	30.3

(1)	Our plants produce and sell wet, modified and dried distillers grains. The stated quantities are on a fully dried basis operating at full production capacity.
(2)	Our plant at Aberdeen consists of two production facilities.

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

Plan of Operations through December 31, 2014

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

Results of Operations for the Quarter Ended December 31, 2013 Compared to Quarter Ended December 31, 2012

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31, 2013		Three Months Ended December 31, 2012
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	19,317	$1.93	20,183	$2.21
Dried distillers grains (tons)	39	191.95	36	240.35
Wet/modified distillers grains (tons)	38	69.44	56	99.26
Corn Oil (pounds)	1,904	0.25	1,864	0.30
Corn (bushels)	6,858	4.01	7,082	7.07
Gas (mmbtus)	610	4.61	577	3.98

Net Sales

Net sales for quarter ended December 31, 2013 were $48.2 million compared to $59.7 million for the quarter ended December 31, 2012, a decrease of $11.5 million or 19%. The $7.3 million decrease in ethanol sales in fiscal 2014 was supplemented by a decrease in distillers grains sales of $4.1 million, and a decrease in corn oil sales of $0.1 million.

The drop in ethanol sales resulted from lower production in fiscal 2014, and a drop in ethanol prices of 13%. The drop in ethanol prices is attributed to the drop in corn prices as result of a record 2013 corn crop, mitigated by higher gasoline demand and lower nation-wide ethanol stocks in fiscal 2014. Lower ethanol prices have resulted in a drop in imports and higher exports in fiscal 2014 compared to fiscal 2013, which has contributed to the lower ethanol stocks in fiscal 2014. Lower production was a result of a reduction in output in December 2013 due to rail traffic congestion, which delayed the return of our rail cars to the Aberdeen plant.

The decrease in distillers grain sales was primarily a result of a 24% price decrease in the first fiscal quarter of 2014 compared to fiscal 2013. The drop in distillers prices is attributed to the drop in corn prices in fiscal 2014, mitigated by strong export sales to Asia.

During the fiscal quarters ended December 31, 2013 and 2012, 77% and 75%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains and corn oil.

Cost of Goods Sold

Costs of goods sold for the quarter ended December 31, 2013 were $40.1 million, compared to $62.3 million for the quarter ended December 31, 2012, a decrease of $22.2 million or 36%. Corn costs represented 69% and 80% of cost of sales for the fiscal quarters ended December 31, 2013 and 2012, respectively. Corn prices decreased 43% to $4.01 per bushel in the quarter ended December 31, 2013 from $7.07 per bushel in the quarter ended December 31, 2012, primarily due to a record 2013 corn crop, and favorable local basis. We expect that corn prices will remain low until the next crop year.

Natural gas costs represented 7% of cost of sales for the fiscal quarter ended December 31, 2013 and 4% in the quarter ended December 31, 2012. Our average gas prices increased to $4.61 per mmbtu in the quarter ended December 31, 2013 from $3.98 per mmbtu in the quarter ended December 31, 2012, which is attributed to colder weather in fiscal 2014. We expect higher natural gas prices to continue through the colder winter months.

Gross Profit

Our gross profit for the quarter ended December 31, 2013 was $8.1 million, compared to gross loss of $2.6 million for the quarter ended December 31, 2012. The increase in gross profit was primarily due to improved industry-wide market conditions as noted above. Crush margins for the quarter ended December 31, 2013 increased by 161% to $16.8 million, compared to $6.5 million in fiscal 2012. We define the crush margin as the price of ethanol and co-products per gallon less the costs of corn and natural gas on a per gallon basis. We expect that margins may decrease towards the end of the second fiscal quarter as the current favorable margins may result in more ethanol plants returning to service in the coming months, which may result in lower ethanol prices. The 2014 decrease in the required ethanol blending volumes proposed by the Environmental Protection Agency may also result in a decrease in ethanol prices.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

For the quarter ended December 31, 2013, selling, general and administrative expenses were $1.1 million compared to $2.1 million for the quarter ended December 31, 2012. As a percentage of sales, selling, general and administrative expenses decreased to 2.2% for the quarter ended December 31, 2013, compared to 3.6% for the quarter ended December 31, 2012, primarily as a result of cost reductions subsequent to the sale of the Fairmont facility, and some non-recurring expenses. In the quarter ended December 31, 2013, we incurred charges of $0.1 million relating to the accrual of benefits due to our chief executive officer for services to be provided through June 2014 under his amended employment contract. In the quarter ended December 31, 2012, we incurred charges relating to severance accruals of $0.4 million relating to reductions in headcount at our corporate headquarters, and other costs of $0.2 million.

Excluding these non-recurring costs, the administrative costs for the quarter ended December 31, 2013 were $1.0 million, which was 2.0% of net sales, compared to $1.6 million or 2.6% of net sales for the quarter ended December 31, 2012.

Interest Expense

Interest expense for the quarter ended December 31, 2013 was $0.5 million, compared to $1.6 million for the quarter ended December 31, 2012. The primary reason for the drop was the $1.4 million loss on a unit warrant in fiscal 2013. The accrual of additional default interest of $0.4 million in fiscal 2014 offset part of the drop from fiscal 2013.

Income from Discontinued Operations

Income from discontinued operations in the first quarter of 2013 consisted primarily of a gain on the sale of the Fairmont facility of approximately $76.7 million.

Changes in Financial Position for the Three Months ended December 31, 2013

Current Assets

The $0.2 million increase in current assets at December 31, 2013 compared to September 30, 2013 was primarily due to improved cash flows from operations being mostly offset by cash outflows for a unit holder distribution and debt service payments.

Property, Plant and Equipment

The $2.5 million decrease in property, plant and equipment at December 31, 2013 compared to September 30, 2013, was primarily due to recognizing $2.7 million of depreciation expense in the first quarter, partially offset by $0.2 million of capital expenditures.

Current Liabilities

Accounts payable and accrued expenses increased by $0.3 million at December 31, 2013 compared to September 30, 2013, primarily due the accrual of additional default interest on the senior loan for the quarter.

Distribution Payable

The distribution of $0.31 per unit declared in September 2013 was paid in October 2013.

Debt

Interest bearing debt decreased by $0.8 million during the quarter due to normal principal payments. An additional $0.6 million of restructured debt carrying value was amortized against interest expense during the quarter.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of December 2013, the estimated ethanol production capacity in the United States was 14.9 billion gallons per year, with approximately 1.2 billion gallons currently idle. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 134 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.4 billion gallons of ethanol per year.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles. To further drive growth in ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the Environmental Protection Agency (“EPA”) to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. In June 2012, the EPA approved E15 for use in vehicles with model years 2001 and later. Although regulatory and infrastructure issues remain in many states, E15 is now available in limited locations in at least twelve states per the RFA.

Our operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices, at times ethanol prices may lag movements in corn prices and compress the overall margin structure at the plants. As a result, operating margins may become negative and we may be forced to shut down our plants.

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended December 31, 2013, the average Chicago Opis Spot Ethanol Assessment was $1.86 per gallon and the average NYMEX RBOB spot gasoline price was $2.66 per gallon, or approximately $0.80 per gallon above ethanol prices.

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

The Renewable Fuels Standard

The Renewable Fuels Standard (“RFS”) is a national program that imposes requirements with respect to the amount of renewable fuel produced and used in the United States. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. We believe the RFS2 program will increase the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. The RFS2 required that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, representing 7% of the anticipated gasoline and diesel consumption in 2022. In 2013, RFS2 required refiners and importers to blend renewable fuels totaling at least 9.74% of total fuel volume, of which 8.12% of total fuel volume, or 13.8 billion gallons, could be derived from corn-based ethanol. The remainder of the requirement is to be met by non-corn related advanced renewable fuels such as cellulosic ethanol and biomass-based biodiesel. The RFS requirement for corn-based ethanol is capped at 15.0 billion gallons starting in 2015.

In November 2013, the EPA proposed a 9.7% reduction of the original 2014 statutory corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year. This would be a reduction from the 2013 requirement of 13.8 billion gallons for corn-based ethanol, and the original statutory 2014 volume of 14.4 billion gallons. The proposal is subject to a 60-day comment period. If the proposal becomes a final rule, ethanol demand may decrease. Current ethanol production capacity is approximately 14.9 billion gallons per the RFA.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

		Cellulosic			RFS Requirement
	Total Renewable	Ethanol	Biodiesel		That Can Be Met
	Fuel	Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol
2014 (1)	18.15	1.75	—	3.75	14.40
2014 (2)	15.21	0.02	1.28	2.20	13.01
2015	20.50	3.00	—	5.50	15.00
2016	22.25	4.25	—	7.25	15.00
2017	24.00	5.50	—	9.00	15.00
2018	26.00	7.00	—	11.00	15.00
2019	28.00	8.50	—	13.00	15.00
2020	30.00	10.50	—	15.00	15.00
2021	33.00	13.50	—	18.00	15.00
2022	36.00	16.00	—	21.00	15.00

(1)	Original statutory 2014 volumes.
(2)	Proposed EPA 2014 Renewable Fuel Standards issued November 2013.

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

COMPETITION

Ethanol

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of December 2013, current U.S. ethanol production capacity is approximately 14.9 billion gallons per year, with approximately 1.2 billion gallons idle at the current time. On a national level there are many other production facilities with which we compete directly, many of whom have greater resources than we do. As of December 2013, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing and Existing Debt Obligations

We conduct our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has minimal activity following the sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. There are provisions contained in the financing agreements at ABE South Dakota preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the ABE South Dakota financing agreements.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $6.5 million on hand at December 31, 2013. ABE did not have any debt outstanding as of December 31, 2013. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE South Dakota for services provided in connection with operating the ABE South Dakota plants. The primary management services provided include risk management, accounting and finance, human resources and other general management related responsibilities. The Company intends to renegotiate the terms of its administrative services agreement with the senior lenders of ABE South Dakota, and has notified the senior lenders of its intent to terminate the administrative services agreement in its current form at the end of the required six month notice period. From time to time, ABE may also receive certain allowable distributions from ABE South Dakota based on the terms and conditions in its senior credit agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2013 financial results.

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

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $7.0 million on hand at December 31, 2013, which is unrestricted and can be distributed to Advanced BioEnergy at any time. ABE Fairmont also has a short term escrow balance of $8.0 million to secure the indemnification obligations of the Company and ABE Fairmont, with a scheduled escrow release date in June 2014.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $9.8 million and $3.3 million of restricted cash on hand at December 31, 2013. The restricted cash consists of $3.0 million for a debt service payment reserve, and $0.3 million in an account for maintenance capital expenditures. As of December 31, 2013, ABE South Dakota had interest-bearing term debt outstanding of $67.9 million.

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

ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as long-term, non-interest bearing debt. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $275,000, payable in installments in fiscal 2014 and 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing the fee to interest expense over the remaining life of the debt.

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

As of September 30, 2013, ABE South Dakota had not replenished the debt service reserve under its senior loan to the greater of six months of principal and interest or $3.0 million, or satisfied a non-financial requirement, both of which constituted events of default under its Senior Credit Agreement. The senior lenders waived the events of default through December 31, 2013.

As of December 31, 2013, ABE South Dakota funded the debt service reserve to the required level of $3.0 million and stopped accruing default interest which totaled $1.1 million. ABE South Dakota paid the default interest in January 2014, and the senior lenders waived the non-financial default through June 30, 2014. The Company expects that the non-financial requirement will be cured in the next quarter.

At December 31, 2013, ABE South Dakota had working capital of $20.6 million, excluding current principal due. Net working capital, excluding current principal due, increased by $8.0 million since September 2013.

ABE South Dakota intends to continue its discussions with the senior lenders regarding its overall capital structure and long-term solutions to its obligations under the Senior Credit Agreement in advance of the debt’s stated maturity in March 2016. The Company believes that a successful long-term solution would include a restructuring or refinancing of the debt, and could involve a reduction of principal and an additional equity infusion into ABE South Dakota by the Company. We believe we have adequate existing liquidity and cash flows from operations to fund capital requirements and the minimum annual principal and interest payments required under the terms of the Senior Credit Agreement for at least the next 12 months.

CASH FLOWS

The following table shows our cash flows for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 30
	2013	2012
	(In thousands)
Net cash provided by operating activities	$7,126	$7,168
Net cash provided by (used in) investing activities	(2,880)	157,396
Net cash used in financing activities	(8,677)	(154,018)

Cash Flow from Operating Activities

Our net cash flows from operating activities for the three months ended December 31, 2013 were comparable to the same period in 2012. Significantly improved margins during fiscal 2014 generated positive cash flows that were comparable to the cash flows generated from the settlement of the Fairmont assets and liabilities that were not part of the sale transaction in the first quarter of fiscal 2013.

Cash Flow from Investing Activities

We received net proceeds of $155 million from the sale of our Fairmont assets in fiscal 2013. Our restricted cash balances also decreased in fiscal 2013 due to the pay down of debt from the debt service reserves at Fairmont and South Dakota, and the inability of our ABE South Dakota subsidiary to replenish its debt service reserve account. In the first quarter of fiscal 2014, ABE South Dakota replenished its debt service reserve account, accounting for the increase in restricted cash during the quarter.

Cash Flow from Financing Activities

We used $49.2 million in additional cash for financing activities in fiscal 2013 due to the pay down of all outstanding debt at ABE Fairmont after the sale of the facility as well as normal principal payments of $1.1 million at South Dakota, compared to normal principal payments of $0.8 million in fiscal 2014. In addition, we paid a cash distribution to unit holders of $4.15 per unit or $104.5 million from the proceeds of the sale of the Fairmont facility in fiscal 2013, compared to a cash distribution of $0.31 per unit or $7.9 million in fiscal 2014.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	December 31,
	2013	December 31,	September 30,
	Interest Rate	2013	2013
ABE South Dakota:
Senior debt principal - variable	4.24%	$67,882	$68,632
Restructuring fee	N/A	3,076	3,103
Additional carrying value of restructured debt	N/A	5,473	6,112

Total outstanding		76,431	77,847

Additional carrying value of restructured debt	N/A	(5,473)	(6,112)

Stated principal		$70,958	$71,735

The estimated maturities of debt at December 31 are as follows (in thousands):

		Amortization of
		Additional Carrying
	Stated	Value of
	Principal	Restructured Debt	Total
2014	$2,911	$2,496	$5,407
2015	3,187	2,394	5,581
2016	64,860	583	65,443

Total debt	$70,958	$5,473	$76,431

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

GOVERNMENT PROGRAMS AND TAX CREDITS

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota has received $0.25 million in fiscal 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider our principal market risk to be the potential changes in commodity prices and their effect on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended December 31, 2013, sales of ethanol represented 77% of our total revenues and corn costs represented 69% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At December 31, 2013, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $1.91 and $4.22, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represent 21% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grains spot price for South Dakota local customers was $205 per ton at December 31, 2013.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 7% of total cost of goods sold for the quarter ended December 31, 2013. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At December 31, 2013, the price of natural gas on the NYMEX was $4.23 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At December 31, 2013, we guaranteed prices representing 11% of our estimated ethanol production through March 2014 by entering into flat-priced contracts. At December 31, 2013, we had entered into forward sale contracts representing 18% of our expected distillers grains production through March 2014. At December 31, 2013, prices of 18% of our expected corn requirements through March 2014 were fixed by contract.

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

	Estimated at Risk Volume (1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	75.8	gallons	10.0%	$1.91	$14.5
Distillers grains	0.2	tons	10.0%	205.00	4.4
Corn	25.1	bushels	10.0%	4.22	10.6
Natural gas	2.4	btus	10.0%	4.23	1.0

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 11% of our expected annual gallons capacity of 85 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 17% of our expected annual distillers grains production of 258,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 17% of our estimated current 30.3 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will continue to lock in none of our gas usage.
(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of December 31, 2013.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of December 31, 2013, we had $67.9 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest would change by $0.7 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2013 Annual Report on Form 10-K, except as follows:

Proposed regulations governing the production and sale of animal feeds, including distillers grains, may change our operating procedures and increase our operating costs, and could affect the export markets for distillers grains.

Food Safety Modernization Act (“FSMA”)

In 2011, the FSMA was signed into law by President Obama, and is intended to strengthen the food safety system in the United States. The U.S. Food and Drug Administration (“FDA”) will administer the law, which will require food producers, including distillers grains producers, to document, implement and monitor preventative contamination controls in the food production process. The FDA has released a proposed rule governing the implementation of the FSMA, and is seeking comments by the end of February 2014. The ethanol industry is examining the proposed rule in order to determine the potential impact on the industry. The implementation of the final regulations may change our operating procedures for the production, handling and sale of distillers grains, and may increase our operating and compliance costs.

Distillers Grains Exports to China

China is currently the largest export market for U.S. dry distillers grains, reaching 4.49 million metric tons in 2013 or 46% of all distillers grains exported. The Chinese government recently signaled its intent to regulate the quality of food imports into China. To achieve this goal, the China AQSIQ (General Administration of Quality Supervision, Inspection and Quarantine) agency has indicated that it will require U.S. food producers to register and comply with Chinese food preparation guidelines, and the U.S. government to monitor the production of food products in the U.S. that are exported to China, in a manner similar to the system proposed under the FSMA. The ethanol industry and U.S. government are examining these requirements in order to determine appropriate responses.

We cannot estimate the effect these regulations, if implemented, would have on the overall distillers grains market. They could have the effect of reducing exports to China if U.S. producers are unable to comply with the regulations, which could reduce distillers grains prices in the domestic market by decreasing worldwide demand for distillers grains.

Rail traffic congestion may affect our ability to return our tanker rail cars to our plants on a timely basis, and could require us to reduce or cease production in the event we exceed our ethanol storage capacity.

There has been a recent increase in rail traffic congestion on the BNSF rail line which services the Aberdeen plant due to the increase in cargo trains carrying oil from the oil shale fields in Western North Dakota. This congestion is affecting our ability to return our tanker rail cars to the Aberdeen plant on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

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

ADVANCED BIOENERGY, LLC

Date: February 13, 2014	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	ABE South Dakota, LLC – January 2014 Waiver Agreement between ABE South Dakota and the Lenders, and Wilmington Trust, National Association, in its capacity as successor Administrative Agent and Collateral Agent for the Lenders and Senior Secured Parties.	Filed herewith

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101	The following materials from Advanced Bio Energy’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and September 30, 2013; (ii) Consolidated Statements of Operations for the three months ended December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Changes in Member’s Equity for the three months ended December 31, 2013; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements.	Filed Electronically