Form 10-Q
period 2014-03-31
Advanced BioEnergy, LLC
filed 2014-05-15
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 1, 2014, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	March 31,	September 30,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,375	$27,796
Accounts receivable:
Trade accounts receivable	7,933	8,541
Other receivables	106	108
Inventories	5,254	4,538
Prepaid expenses	969	741
Current portion of restricted cash	13,785	10,961

Total current assets	53,422	52,685

Property and equipment, net	53,606	58,645
Other assets	1,051	1,211

Total assets	$108,079	$112,541

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,975	$5,745
Accrued expenses	3,570	3,770
Distribution payable	—	7,877
Current portion of long-term debt (stated principal amount of $2,980 and $71,735 at March 31, 2014 and September 30, 2013, respectively)	5,450	77,847

Total current liabilities	13,995	95,239

Other liabilities	64	79
Long-term debt (stated principal amount of $62,918 at March 31, 2014)	65,287	—

Total liabilities	79,346	95,318

Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	60,835	60,835
Accumulated deficit	(32,102)	(43,612)

Total members’ equity	28,733	17,223

Total liabilities and members’ equity	$108,079	$112,541

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
Net sales
Ethanol and related products	$51,720	$60,399	$99,707	$119,890
Other	180	993	430	1,243

Total net sales	51,900	61,392	100,137	121,133
Cost of goods sold	45,612	61,232	85,710	123,519

Gross profit (loss)	6,288	160	14,427	(2,386)
Selling, general and administrative	1,224	1,831	2,308	4,007

Operating income (loss)	5,064	(1,671)	12,119	(6,393)
Other income, net	121	63	28	117
Interest income	8	4	18	11
Interest expense	(178)	(147)	(655)	(1,732)

Income (loss) from continuing operations	5,015	(1,751)	11,510	(7,997)

Income from discontinued operations	—	17	—	78,894

Net income (loss)	$5,015	$(1,734)	$11,510	$70,897

Weighted average units outstanding—basic	25,411	25,411	25,411	25,254
Weighted average units outstanding—diluted	25,411	25,411	25,411	25,254
Income (loss) from continuing operations per unit—basic and diluted	$0.20	$(0.07)	$0.45	$(0.32)
Income from discontinued operations per unit-basic and diluted	—	—	—	3.12

Income (loss) per unit—basic and diluted	$0.20	$(0.07)	$0.45	$2.81

Distributions declared per unit	$—	$—	$—	$4.15

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Six Months Ended March 31, 2014

(Dollars in thousands)

(Unaudited)

	Member	Members’	Accumulated
	Units	Capital	Deficit	Total
MEMBERS’ EQUITY—September 30, 2013	25,410,851	$60,835	$(43,612)	$17,223
Net income	—	—	11,510	11,510

MEMBERS’ EQUITY—March 31, 2014	25,410,851	$60,835	$(32,102)	$28,733

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$11,510	$70,897
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	5,422	5,428
Amortization of deferred financing costs	45	66
Amortization of deferred revenue and rent	(15)	(126)
Amortization of additional carrying value of debt	(1,273)	(980)
Unit compensation expense	—	276
(Gain) on disposal of assets	—	(76,688)
Loss on warrant derivative liability	—	1,416
Change in working capital components:
Accounts receivable	608	9,289
Inventories	(716)	3,658
Prepaid expenses	(228)	816
Accounts payable	(770)	(5,514)
Accrued expenses	(200)	(2,137)

Net cash provided by operating activities	14,383	6,401

Cash flows from investing activities:
Purchase of property and equipment	(389)	(771)
Proceeds from sale of assets, net of transaction costs	6	155,039
Change in other assets	162	65
Change in restricted cash	(2,824)	3,128

Net cash provided by (used in) investing activities	(3,045)	157,461

Cash flows from financing activities:
Payments on debt	(5,882)	(50,306)
Exercise of warrant	—	799
Distribution to members	(7,877)	(104,511)

Net cash (used in) financing activities	(13,759)	(154,018)

Net increase (decrease) in cash and cash equivalents	(2,421)	9,844
Beginning cash and cash equivalents	27,796	11,210

Ending cash and cash equivalents	$25,375	$21,054

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,564	$1,897
Supplemental disclosure of non-cash financing and investing activities:
Exercise of options from distribution proceeds	$—	$432
Note receivable settled from distribution proceeds	—	513

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and 2013

(Unaudited)

1. Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned operating subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. The financial information as of March 31, 2014 and the results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results for the fiscal year ending September 30, 2014. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation. Certain items in the March 31, 2013 statement of operations have been reclassified to match the presentation on the Form 10-K for fiscal 2013 and do not affect net income.

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

In November 2013, the U.S. Environmental Protection Agency proposed a reduction of the original 2014 corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year, subject to a 60 day comment period. This is a reduction from the 2013 requirement of 13.8 billion gallons for corn-based ethanol, and the original 2014 volumes of 14.4 billion gallons. The EPA plans to release the final version of the 2014 ethanol blending volume requirements in June 2014. The Company is uncertain as to the potential impact these proposed changes may have on the Company and the overall ethanol industry.

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

As of December 31, 2013, ABE South Dakota funded the debt service reserve to the required level of $3.0 million and stopped accruing default interest, which totaled $1.1 million. ABE South Dakota paid the default interest in January 2014, and the senior lenders waived the non-financial default until June 30, 2014. As of the date of this filing, the non-financial requirement has been satisfied and no additional waiver is necessary.

At March 31, 2014, ABE South Dakota had working capital of $22.7 million, excluding current principal due. Net working capital, excluding current principal due, increased by $10.0 million since September 2013.

Due to the favorable margin environment and consequent increase in working capital over the past six months, ABE South Dakota no longer intends to continue its discussions with the senior lenders regarding its overall capital structure. The Company believes it has adequate existing liquidity and cash flows from operations to fund capital requirements and the minimum annual principal and interest payments required under the terms of the senior credit agreement for at least the next 12 months.

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

Cash consideration for the Asset Sale consisted of $160.0 million, plus Seller’s inventory value of $10.7 million, for the finished products, raw materials, ingredients and certain other supplies located at Seller’s facility. Of the total proceeds payable at closing, $12.5 million was placed in escrow to serve as security to satisfy the Seller’s and the Company’s indemnification obligations to the Buyer, and the Company received approximately $157.2 million. The Company has received $4.5 million of the escrow through March 31, 2014.

The Company used these proceeds to repay the outstanding debt principal and interest of $39.8 million as of the closing date and to pay the outstanding transaction costs of approximately $2.4 million. The Company will have no continuing involvement in the cash flows of the Fairmont facility.

The remaining sale-related Fairmont assets included in the consolidated balance sheets as of March 31, 2014 and September 30, 2013 are disclosed below (amounts in thousands):

	As of	As of
	March 31, 2014	September 30, 2013
Current portion of restricted cash/escrow	$8,000	$8,000

Current assets of discontinued operations	$8,000	$8,000

Summarized preliminary revenues and expenses included in discontinued operations in the Statements of Operations for the three and six months ended March 31, 2014 and 2013 are included in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
Net sales
Ethanol and related products	$—	$—	$—	$74,099

Total net sales	—	—	—	74,099
Cost of goods sold	—	—	—	70,584

Gross profit	—	—	—	3,515
Selling, general and administrative	—	241	—	1,365

Operating income	—	(241)	—	2,150
Other income	—	249	—	456
Interest income	—	9	—	15
Interest expense	—	—	—	(415)

Income from operations of discontinued components	—	17	—	2,206

Gain on disposal of discontinued components	—	—	—	76,688

Income from discontinued operations	$—	$17	$—	$78,894

The gain on disposal of discontinued operations in fiscal 2013 is included in Income from Discontinued Operations on the Statement of Operations. The gain on disposal is composed of the following items (in thousands):

Proceeds:
Cash proceeds	$157,249
Escrow	12,500
Inventory holdback	1,071

Total Proceeds	170,820
Assets Sold:
Property, plant and equipment, net	83,097
Inventory	10,864
Restricted cash	673
Deferred financing costs	396
Prepaid expenses	140
Deferred income	(3,422)

Total Assets Sold	91,748
Transaction costs	2,384

Gain on Disposal of Discontinued Operations	$76,688

4. Inventories

A summary of inventories is as follows (in thousands):

	March 31,	September 30,
	2014	2013
Chemicals	$579	$792
Work in process	1,180	1,018
Ethanol	1,351	858
Distillers grain	597	311
Supplies and parts	1,547	1,559

Total	$5,254	$4,538

5. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	March 31,	September 30,
	2014	2013
Land	$1,811	$1,811
Buildings	9,886	9,886
Process equipment	103,158	102,971
Office equipment	1,391	1,357
Construction in process	241	117

	116,487	116,142
Accumulated depreciation	(62,881)	(57,497)

Property and equipment, net	$53,606	$58,645

6. Debt

A summary of debt is as follows (in thousands, except percentages):

	March 31,
	2014	March 31,	September 30,
	Interest Rate	2014	2013
ABE South Dakota:
Senior debt principal—variable	4.24%	$62,800	$68,632
Restructuring fee	N/A	3,098	3,103
Additional carrying value of restructured debt	N/A	4,839	6,112

Total outstanding		70,737	77,847

Additional carrying value of restructured debt	N/A	(4,839)	(6,112)

Stated principal		$65,898	$71,735

The estimated maturities of debt at March 31 are as follows (in thousands):

			Amortization of
			Additional Carrying
	Stated		Value of
	Principal	Restructuring Fee	Restructured Debt	Total
2015	$3,000	$—	$2,477	$5,477
2016	59,800	3,098	2,362	65,260

Total debt	$62,800	$3,098	$4,839	$70,737

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

The principal amount of the term loan facility is payable in quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. On March 31, 2014, ABE South Dakota made a debt sweep payment in the amount of $4.3 million in addition to its scheduled principal payment of $750,000. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $275,000, payable in installments in fiscal 2014 and 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing it against interest expense over the remaining term of the loan.

As described in Note 2, at December 31, 2013, ABE South Dakota was in default of the provisions of its Senior Credit Agreement due to its failure to satisfy a non-financial obligation. The lenders waived the non-financial default until June 30, 2014. As of the date of this filing, the non-financial requirement has been satisfied and no additional waiver is necessary.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 3.0%. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 4.0%. As of March 31, 2014, ABE South Dakota had selected the LIBOR rate for a period of one month.

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

Additional Carrying Value of Restructured Debt

Since the future maximum undiscounted cash payments on the amended and restated senior credit facility (including principal, interest and the restructuring fee) exceeded the adjusted carrying value at the time of the restructuring, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms was accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense. Based on the treatment of the troubled debt restructuring, which has resulted in the additional carrying value being amortized as a reduction in interest expense over the term of the loan, the Company’s effective interest rate over the term of the restructuring note agreement is approximately 0.27% over LIBOR (0.50 % at March 31, 2014), prior to any default interest.

7. Major Customers

The operating subsidiary of the Company, ABE South Dakota, entered into Ethanol Marketing Agreements (“EMA”) with Gavilon, LLC, a commodity marketing firm, and affiliated companies and successors (collectively “Gavilon”), on May 4, 2012 (amended on July 31, 2012). The EMA required that the subsidiary sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota plants. The terms of the EMA began on August 1, 2012, and expire on December 31, 2015. ABE SD is currently working to obtain bank approval to extend the term of the EMA to June 30, 2016.

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

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	March 31,	March 31,
	2014	2013
Gavilon-Ethanol and Distillers Grains
Six months revenues	$88,976	$89,013
Receivable balance at period end	6,814	4,097
Hawkeye Gold - Distillers Grains
Six months revenues	$—	$17,337
Receivable balance at period end	—	1,340
Dakotaland - Distillers Grains
Six months revenues	$6,649	$10,923
Receivable balance at period end	673	968

8. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains with forward purchase and sales contracts to reduce volatility in future operating margins. In addition to entering into contracts to purchase 1.5 million bushels of corn in which the futures or basis price was not locked, the Company had entered into the following fixed price forward contracts at March 31, 2014 (in thousands):

	Quantity	Amount	Period Covered Through
Corn (bushels) Purchase Contracts	2,070	$9,109	June 30, 2014
Ethanol (gallons) Sale Contracts	8,035	20,844	June 30, 2014
Distillers grains (tons) Sale Contracts	27	5,521	June 30, 2014
Corn Oil (pounds) Sale Contracts	96	30	April 30, 2014
Natural Gas (mmbtus) Purchase Contracts	103	520	May 31, 2014

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

9. One-time Termination Benefit

Subsequent to the sale of its Fairmont facility in fiscal 2013, the Company implemented a cost reduction program reducing the numbers of its headquarters staff to align its staffing with the smaller remaining operations. Some of the affected employees were required to provide services to the Company through various dates until June 30, 2013. The Company is accruing benefits due to the chief executive officer for services to be provided through June 2014 under his amended employment agreement signed in January 2013.

In connection with this cost reduction program, the Company has recognized administrative expense of $0.3 million in fiscal 2014, with an additional $0.1 million expected through June 2014.

At March 31, the accrued liability associated with the one-time termination benefits consisted of the following (in thousands):

	2014	2013
Beginning balance at October 1, 2013 and October 1, 2012	$994	$—
Charges	261	939
Payments	—	(205)

Ending balance at March 31	$1,255	$734

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

11. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of March 31, 2014 and September 30, 2013, and for the three and six months ended March 31, 2014 and 2013. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota’s credit agreement. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. At March 31, 2014, there was $7.0 million of cash at ABE Fairmont, which has no restrictions on distribution to the parent.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2014	2013
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,163	$6,558
Restricted cash	2,500	2,500
Miscellaneous Receivables	12	—
Prepaid expenses	48	20

Total current assets	8,723	9,078

Property and equipment, net	420	425
Other assets:
Investment in ABE Fairmont	14,988	23,138
Investment in ABE South Dakota	6,176	(5,972)
Other assets	32	32

Total assets	$30,339	$26,701

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4	$10
Accrued expenses	1,538	1,512
Distribution payable	—	7,877

Total current liabilities	1,542	9,399

Other liabilities	64	79

Total liabilities	1,606	9,478
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	60,835	60,835
Accumulated deficit	(32,102)	(43,612)

Total members’ equity	28,733	17,223

Total liabilities and members’ equity	$30,339	$26,701

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiary	$5,284	$(857)	$11,997	$(4,369)
Management fee income from subsidiary	388	401	783	792
Selling, general and administrative expenses	(661)	(1,297)	(1,290)	(3,012)

Operating income (loss)	5,011	(1,753)	11,490	(6,589)
Other income (expense)	—	(2)	12	(3)
Interest income (expense)	4	4	8	(1,405)

Income (loss) from continuing operations	5,015	(1,751)	11,510	(7,997)

Income from discontinued operations	—	17	—	78,894

Net income (loss)	$5,015	$(1,734)	$11,510	$70,897

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,510	$70,897
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	78	82
Equity in earnings of consolidated subsidiaries	(11,997)	(73,501)
Distributions from consolidated subsidiaries	8,000	104,832
Gain on disposal of fixed assets	6	—
Amortization of deferred revenue and rent	(16)	(14)
Unit compensation expense	—	276
Loss on warrant derivative liability	—	1,416
Change in working capital components:
Accounts receivable	(12)	156
Prepaid expenses	(28)	(8)
Accounts payable and accrued expenses	20	638

Net cash provided by operating activities	7,561	104,774

Cash flows from investing activities:
Purchase of property and equipment	(79)	—

Net cash used in investing activities	(79)	—

Cash flows from financing activities:
Exercise of warrant	—	799
Distribution to members	(7,877)	(104,511)

Net cash used in financing activities	(7,877)	(103,712)

Net increase (decrease) in cash and cash equivalents	(395)	1,062
Beginning cash and cash equivalents	6,558	5,400

Ending cash and cash equivalents	$6,163	$6,462

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

The table below provides a summary of our ethanol plants in operation as of March 31, 2014:

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

Plan of Operations through March 31, 2015

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

Results of Operations for the Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended March 31, 2014 and 2013:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	19,744	$2.08	20,367	$2.25
Dried distillers grains (tons)	35	194.49	28	244.22
Wet/modified distillers grains (tons)	48	67.98	70	98.73
Corn Oil (pounds)	1,601	0.26	1,905	0.31
Corn (bushels)	7,065	4.01	7,100	7.02
Gas (mmbtus)	576	13.13	563	4.08

Net Sales

Net sales for quarter ended March 31, 2014 were $51.9 million compared to $61.4 million for the quarter ended March 31, 2013, a decrease of $9.5 million or 15%. The $4.8 million decrease in ethanol sales in fiscal 2014 was accompanied by a decrease in distillers grains sales of $3.7 million, corn oil sales of $0.2 million, and sales of excess RIN credits of $0.8 million which are included in Other Sales. Excess Renewable Identification Number (“RIN”) credits are generated primarily from sales of E-85 ethanol and can be sold at the current market price to interested parties.

The drop in ethanol sales resulted from lower production in fiscal 2014, and a drop in ethanol prices of 11%. The drop in ethanol prices is attributed to the drop in corn prices as result of a record 2013 corn crop, partially mitigated by higher gasoline demand and lower nation-wide ethanol stocks in fiscal 2014. Lower ethanol prices have resulted in a drop in imports and higher exports in fiscal 2014 compared to fiscal 2013, which has contributed to the lower ethanol stocks in fiscal 2014. Lower production was a result of a reduction in output in fiscal 2014 due to rail traffic congestion, which delayed the return of our rail cars to the Aberdeen plant.

The decrease in distillers grain sales was primarily a result of a 20% price decrease in the second fiscal quarter of 2014 compared to fiscal 2013. The drop in distillers prices is attributed to the drop in corn prices in fiscal 2014, mitigated by strong export sales to Asia.

During the fiscal quarters ended March 31, 2014 and 2013, 79% and 75%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains and corn oil. The fiscal quarter ended March 31, 2013 includes $0.8 million from the sale of RIN credits.

Cost of Goods Sold

Costs of goods sold for the quarter ended March 31, 2014 were $45.6 million, compared to $61.2 million for the quarter ended March 31, 2013, a decrease of $15.6 million or 25%. Corn costs represented 62% and 81% of cost of sales for the fiscal quarters ended March 31, 2014 and 2013, respectively. Corn prices decreased 43% to $4.01 per bushel in the quarter ended March 31, 2014 from $7.02 per bushel in the quarter ended March 31, 2013, primarily due to a record 2013 corn crop, and favorable local basis. We expect that corn prices will remain low until the next crop year.

Natural gas costs represented 17% of cost of sales for the fiscal quarter ended March 31, 2014 and 4% in the quarter ended March 31, 2013. Our average gas prices increased to $13.13 per mmbtu in the quarter ended March 31, 2014 from $4.08 per mmbtu in the quarter ended March 31, 2013, which is attributed to colder weather and low gas supply in fiscal 2014. We expect natural gas prices to remain strong through the balance of the year due to gas storage levels that are 54% below the five year average, heading into the injection season. A warmer than normal summer could increase natural gas demand limiting the amount of gas that can be injected into storage ahead of the winter demand period or withdrawal season.

Gross Profit

Our gross profit for the quarter ended March 31, 2014 was $6.3 million, compared to $0.2 million for the quarter ended March 31, 2013. The increase in gross profit was primarily due to improved industry-wide market conditions as noted above. Crush margins for the quarter ended March 31, 2014 increased by 102% to $14.9 million, compared to $7.4 million in fiscal 2013. We define the crush margin as the price of ethanol and co-products per gallon less the costs of corn and natural gas on a per gallon basis. We expect that margins may decrease towards the end of the third fiscal quarter as the current favorable margins may result in more ethanol plants returning to service in the coming months, which may result in lower ethanol prices. The 2014 decrease in the required ethanol blending volumes proposed by the Environmental Protection Agency may also result in a decrease in ethanol prices.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

For the quarter ended March 31, 2014, selling, general and administrative expenses were $1.2 million compared to $1.8 million for the quarter ended March 31, 2013. As a percentage of sales, selling, general and administrative expenses decreased to 2.4% for the quarter ended March 31, 2014, compared to 3.0% for the quarter ended March 31, 2013, primarily as a result of cost reductions subsequent to the sale of the Fairmont facility, a reduction in severance and related restructuring costs, and other non-recurring expenses.

Excluding these non-recurring costs, the administrative costs for the quarter ended March 31, 2014 were $1.0 million, which was 2.0% of net sales, compared to $1.2 million or 1.9% of net sales for the quarter ended March 31, 2013.

Interest Expense

Interest expense for the quarter ended March 31, 2014 was $0.2 million, compared to $0.1 million for the quarter ended March 31, 2013.

Results of Operations for the Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the six months ended March 31, 2014 and 2013:

	Six Months Ended		Six Months Ended
	March 31, 2014		March 31, 2013
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	39,061	$2.01	40,550	$2.23
Dried distillers grains (tons)	75	193.15	65	242.05
Wet/modified distillers grains (tons)	86	67.03	126	99.68
Corn Oil (pounds)	3,504	0.25	3,769	0.31
Corn (bushels)	13,924	4.01	14,183	7.04
Gas (mmbtus)	1,186	8.75	1,139	4.03

Net Sales

Net sales for the six months ended March 31, 2014 were $100.1 million compared to $121.1 million for the six months ended March 31, 2013, a decrease of $21 million or 17%. The $12.1 million drop in ethanol sales in fiscal 2014 was accompanied by decreases in distillers grains sales of $7.8 million, corn oil sales of $0.3 million, and sales of excess RIN credits of $0.8 million which are included in Other Sales.

The drop in ethanol sales resulted from lower production in fiscal 2014, and a drop in ethanol prices of 11%. The drop in ethanol prices is attributed to the drop in corn prices as result of a record 2013 corn crop, partially mitigated by higher gasoline demand and lower nation-wide ethanol stocks in fiscal 2014. Lower ethanol prices have resulted in a drop in imports and higher exports in fiscal 2014 compared to fiscal 2013, which has contributed to the lower ethanol stocks in fiscal 2014. Lower production was a result of a reduction in output in fiscal 2014 due to rail traffic congestion, which delayed the return of our rail cars to the Aberdeen plant.

The decrease in distillers grain sales was primarily a result of a 20% price decrease in the fiscal year 2014 compared to fiscal 2013. The drop in distillers prices is attributed to the drop in corn prices in fiscal 2014, partially mitigated by strong export sales to Asia.

During the six months ended March 31, 2014 and 2013, 78% and 75%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains and corn oil. The fiscal quarter ended March 31, 2013 included $0.8 million from the sale of RIN credits.

Cost of Goods Sold

Cost of goods sold for the six months ended March 31, 2014 was $85.7 million, compared to $123.6 million for the six months ended March 31, 2013, a decrease of $37.9 million or 31%. Corn costs represented 65% and 81% of cost of goods sold for the six months ended March 31, 2014 and 2013. Corn costs decreased 43% to $4.01 per bushel in the six months ended March 31, 2014 from $7.04 per bushel for the six months ended March 31, 2013, primarily due to a record 2013 corn crop, and favorable local basis. We expect that corn prices will remain low until the next crop year.

Gross Profit

Our gross profit for the six months ended March 31, 2014 was $14.4 million, compared to gross loss of $2.4 million for the six months ended March 31, 2013. The increase in gross profit was primarily due to improved industry-wide market conditions as noted above. We define the crush margin as the price of ethanol per gallon less the costs of corn and natural gas on a per gallon basis. Crush margins for six months ended March 31, 2014 increased by 128% to $31.7 million, compared to $13.9 million the same period in 2013. We expect that margins may decrease towards the end of the third fiscal quarter as the current favorable margins may result in more ethanol plants returning to service in the coming months, which may result in lower ethanol prices. The 2014 decrease in the required ethanol blending volumes proposed by the Environmental Protection Agency may also result in a decrease in ethanol demand.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

For the six months ended March 31, 2014, selling, general and administrative expenses were $2.3 million compared to $3.9 million for the six months ended March 31, 2013. As a percentage of sales, selling, general and administrative expenses decreased to 2.3% for fiscal 2014, compared to 3.3% for the fiscal 2013, primarily as a result of cost reductions subsequent to the sale of the Fairmont facility, a reduction in severance and related restructuring costs and other non-recurring expenses.

Excluding these non-recurring costs, the administrative costs for the six months ended March 31, 2014 were $1.9 million, which was 1.9% of net sales, compared to $2.4 million and 2.0% of net sales for the six months ended March 31, 2013.

Interest Expense

Interest expense for the six months ended March 31, 2014 was $0.7 million, compared to $1.7 million for the six months ended March 31, 2013, a decrease of $1.0 million. The primary reason for the drop was the $1.4 million loss on a unit warrant in fiscal 2013. The accrual of additional default interest of $0.4 million in fiscal 2014 offset part of the drop from fiscal 2013.

Income from Discontinued Operations

During the six months ended March 31, 2014, we recorded a gain on the sale of $76.7 million from the sale of the production assets of our Fairmont subsidiary.

Changes in Financial Position for the Six Months ended March 31, 2014

Current Assets

The $0.7 million increase in current assets at March 31, 2014 compared to September 30, 2013 was primarily due to improved cash flows from operations which were mostly offset by cash outflows for a unit holder distribution and debt service payments.

Property, Plant and Equipment

The $5 million decrease in property, plant and equipment at March 31, 2014 compared to September 30, 2013, was primarily due to recognizing $5.4 million of depreciation expense in the fiscal year 2014, partially offset by $0.4 million of capital expenditures.

Current Liabilities

Accounts payable and accrued expenses decreased by $1.0 million at March 31, 2014 compared to September 30, 2013, due to payment of $1.0 million in default interest.

Distribution Payable

The distribution of $0.31 per unit declared in September 2013 was paid in October 2013.

Debt

Interest bearing debt decreased by $5.9 million during the fiscal year 2014 due to $1.5 million of normal principal payments and a $4.3 million debt sweep payment. An additional $1.3 million of restructured debt carrying value was amortized against interest expense during the quarter.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of March 2014, the estimated ethanol production capacity in the United States was 14.9 billion gallons per year, with approximately 1.2 billion gallons currently idle. The demand for ethanol is affected by what is commonly referred to as the “blending wall,“which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 134 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.4 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended March 31, 2014, the average Chicago Opis Spot Ethanol Assessment was $2.20 per gallon and the average NYMEX RBOB spot gasoline price was $2.78 per gallon, or approximately $0.58 per gallon above ethanol prices.

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

In November 2013, the EPA proposed a 9.7% reduction of the original 2014 statutory corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year. This would be a reduction from the 2013 requirement of 13.8 billion gallons for corn-based ethanol, and the original statutory 2014 volume of 14.4 billion gallons. The proposal is subject to a 60-day comment period which has ended and the EPA is processing the comments. The EPA plans to release the final version of the 2014 ethanol blending volume requirements in June 2014. If the proposal becomes a final rule, ethanol demand may decrease. Current ethanol production capacity is approximately 14.9 billion gallons per the RFA.

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

COMPETITION

Ethanol

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of March 2014, current U.S. ethanol production capacity is approximately 14.9 billion gallons per year, with approximately 1.2 billion gallons idle at the current time. On a national level there are many other production facilities with which we compete directly, many of whom have greater resources than we do. As of March 2014, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

Co-Products

In the sales of our distillers grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 67% of our distillers grain revenues are derived from the sale of dried distillers grains, which have an indefinite shelf life and can be transported by truck or rail, and 33% as modified and wet distillers grains, which have a shorter shelf life and are typically sold in local markets.

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

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $6.2 million on hand at March 31, 2014. ABE did not have any debt outstanding as of March 31, 2014. ABE’s primary source of operating cash comes from charging a monthly management fee to ABE South Dakota for services provided in connection with operating the ABE South Dakota plants. The primary management services provided include risk management, accounting and finance, human resources and other general management related responsibilities.

Due to personnel reductions and other changes in the Company since the sale of the Fairmont plant, the Company is in the process of re-evaluating the administrative services agreement. The outcome of the re-evaluation is expected to include a change in terms or elimination of the administrative services agreement in conjunction with an overall change in the Company structure, whereby current ABE employees would become direct employees of ABE South Dakota and the management fee concept would be discontinued. From time to time, ABE may receive certain allowable distributions from ABE South Dakota based on the terms and conditions in its senior credit agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2013 financial results. Allowable distributions from ABE South Dakota are further explained in the ABE South Dakota section below.

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

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $7.0 million on hand at March 31, 2014, which is unrestricted and can be distributed to Advanced BioEnergy at any time. ABE Fairmont also has a short term escrow balance of $8.0 million to secure the indemnification obligations of the Company and ABE Fairmont, with a scheduled escrow release date in June 2014.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $12.2 million and $3.3 million of restricted cash on hand at March 31, 2014. The restricted cash consists of $3.0 million for a debt service payment reserve, and $0.3 million in an account for maintenance capital expenditures. On March 31, 2014, ABE South Dakota made a debt sweep payment in the amount of $4.3 million in addition to its scheduled principal payment of $750,000. As of March 31, 2014, ABE South Dakota had interest-bearing term debt outstanding of $62.8 million.

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

As of December 31, 2013, ABE South Dakota funded the debt service reserve to the required level of $3.0 million and stopped accruing default interest which totaled $1.1 million. ABE South Dakota paid the default interest in January 2014, and the senior lenders waived the non-financial default through June 30, 2014. As of the date of this filing, the non-financial requirement has been satisfied and no additional waiver is necessary.

At March 31, 2014, ABE South Dakota had working capital of $22.7 million, excluding current principal due. Net working capital, excluding current principal due, increased by $10.0 million since September 2013.

Due to the favorable margin environment and consequent increase in working capital over the past six months, ABE South Dakota no longer intends to continue its discussions with the senior lenders regarding its overall capital structure. We believe we have adequate existing liquidity and cash flows from operations to fund capital requirements and the minimum annual principal and interest payments required under the terms of the senior credit agreement for at least the next 12 months.

CASH FLOWS

The following table shows our cash flows for the six months ended March 31, 2014 and 2013:

	Six Months Ended March 31
	2014	2013
	(In thousands)
Net cash provided by operating activities	$14,383	$6,401
Net cash provided by (used in) investing activities	(3,045)	157,461
Net cash used in financing activities	(13,759)	(154,018)

Cash Flow from Operating Activities

Our net cash flows from operating activities for the six months ended March 31, 2014 were higher compared to the same period in 2013, primarily due to increased margins during fiscal 2014.

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

Cash Flow from Financing Activities

We used $49.2 million in additional cash for financing activities in fiscal 2013 due to the pay down of all outstanding debt at ABE Fairmont after the sale of the facility as well as normal principal payments of $1.1 million at South Dakota, compared to normal principal payments of $1.6 million and a sweep payment of $4.3 million in fiscal 2014. In addition, we paid a cash distribution to unit holders of $4.15 per unit or $104.5 million from the proceeds of the sale of the Fairmont facility in fiscal 2013, compared to a cash distribution of $0.31 per unit or $7.9 million in fiscal 2014.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	March 31,
	2014	March 31,	September 30,
	Interest Rate	2014	2013
ABE South Dakota:
Senior debt principal—variable	4.24%	$62,800	$68,632
Restructuring fee	N/A	3,098	3,103
Additional carrying value of restructured debt	N/A	4,839	6,112

Total outstanding		70,737	77,847

Additional carrying value of restructured debt	N/A	(4,839)	(6,112)

Stated principal		$65,898	$71,735

The estimated maturities of debt at March 31 are as follows (in thousands):

			Amortization of
			Additional Carrying
	Stated		Value of
	Principal	Restructuring Fee	Restructured Debt	Total
2015	$3,000	$—	$2,477	$5,477
2016	59,800	3,098	2,362	65,260

Total debt	$62,800	$3,098	$4,839	$70,737

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

GOVERNMENT PROGRAMS AND TAX CREDITS

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota has received $0.4 million in the first six months of fiscal 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider our principal market risk to be the potential changes in commodity prices and their effect on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended March 31, 2014, sales of ethanol represented 79% of our total revenues and corn costs represented 62% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At March 31, 2014, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $3.46 and $5.02, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represent 20% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grains spot price for South Dakota local customers was $234 per ton at March 31, 2014.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 17% of total cost of goods sold for the quarter ended March 31, 2014. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At March 31, 2014, the price of natural gas on the NYMEX was $4.37 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At March 31, 2014, we guaranteed prices representing 38% of our estimated ethanol production through June 2014 by entering into flat-priced contracts. At March 31, 2014, we had entered into forward sale contracts representing 42% of our expected distillers grains production through June 2014. At March 31, 2014, prices of 28% of our expected corn requirements through June 2014 were fixed by contract. At March 31, 2014 prices of 18% of our natural gas requirements through May 2014 were fixed by contract.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	52.9	gallons	10.0%	$3.46	$18.3
Distillers grains	0.15	tons	10.0%	234.00	3.5
Corn	22.1	bushels	10.0%	5.02	11.1
Natural gas	1.9	btus	10.0%	4.37	0.8

(1)

The volume of ethanol at risk is based on the assumption that we will enter into contracts for 38% of our expected annual gallons capacity of 85 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 42% of our expected annual distillers grains production of 258,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 28% of our estimated current 30.3 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will enter into contracts for 18% of our estimated 1.9 million btus.

(2)

Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of March 31, 2014.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of March 31, 2014, we had $62.9 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest would change by $0.6 million.

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

Food Safety Modernization Act (“FSMA”)

In 2011, the FSMA was signed into law by President Obama, and is intended to strengthen the food safety system in the United States. The U.S. Food and Drug Administration (“FDA”) will administer the law, which will require food producers, including distillers grains producers, to document, implement and monitor preventative contamination controls in the food production process. The FDA has released a proposed rule governing the implementation of the FSMA, and originally sought comments by the end of February 2014. However, it is expected that the FDA will soon announce 90-day extension of the comment period to June 30, 2014. The ethanol industry is examining the proposed rule in order to determine the potential impact on the industry. The implementation of the final regulations may change our operating procedures for the production, handling and sale of distillers grains, and may increase our operating and compliance costs.

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

There has been a recent increase in rail traffic congestion on the BNSF and CP rail lines which services the Aberdeen and Huron plants respectively due to the increase in cargo trains carrying oil from the oil shale fields in Western North Dakota. This congestion is affecting our ability to return our tanker rail cars to the Aberdeen plant on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 25, 2014, the Securities and Exchange Commission (“SEC”) issued an order instituting administrative proceedings against Clean Energy Capital, LLC (“CEC”) and Scott A. Brittenham (the “Action”). The SEC has alleged that CEC and Brittenham violated the Securities Act of 1933, the Securities Exchange Act of 1934, the Investment Advisers Act of 1940, and the Investment Company Act of 1940. Advanced BioEnergy LLC (the “Company”) is not a party to the proceeding.

Mr. Brittenham has served as a director of the Company since 2008 and as the Chairman of the Board of Directors of the Company since October 2011.

Mr. Brittenham has advised the Board that he denies the SEC allegations and is defending the Action. He also advised the Board that he does not believe the Action affects the day-to-day business of the Company or his ability to serve as the Chairman of the Board.

As disclosed in the Company’s Proxy Statement for 2014 Regular Meeting of Members, pursuant to a 2009 Voting Agreement, the Company and parties holding a majority of the Company voting power are required to nominate, recommend and vote for election to the Board two designees of Hawkeye Energy Holdings, LLC, two designees of CEC, and the Chief Executive Officer of the Company. Mr. Brittenham was one of the two CEC 2014 designees and was reelected to Board in March 2014.

Subsequent to the 2014 Annual Meeting, Mr. Brittenham and the Board mutually agreed that Mr. Brittenham would step down as Chair of the Company’s Audit Committee for corporate governance reasons. Mr. Brittenham remains as an Audit Committee member. Troy Otte is the current Chair of the Audit Committee.

During a Board meeting held on April 9, 2014, the Board met without Mr. Brittenham present, and determined that Mr. Brittenham should remain as Chairman of the Board at the current time. If the Board in the future, however, determines that the Action impairs Mr. Brittenham’s ability to serve effectively as Board Chairman or a director of the Company or adversely affects the Company’s ability to pursue its strategic plan, it may take additional action with respect to this matter.

Item 6. Exhibits

The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: May 15, 2014	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President,
Chief Financial Officer
(Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101	The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2014 and September 30, 2013 ; (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2014 and March 31, 2013; (iii) Consolidated Statements of Changes in Member’s Equity for the six months ended March 31, 2014; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013; and (v) Notes to the Consolidated Financial Statements.	Filed Electronically