Form 10-Q
period 2014-06-30
Advanced BioEnergy, LLC
filed 2014-08-14
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 1, 2014, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2014	September 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,390	$27,796
Accounts receivable:
Trade accounts receivable	4,073	8,541
Other receivables	235	108
Inventories	5,076	4,538
Prepaid expenses	815	741
Restricted cash	4,693	10,961

Total current assets	35,282	52,685

Property and equipment, net	51,385	58,645
Other assets	1,051	1,211

Total assets	$87,718	$112,541

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,268	$5,745
Accrued expenses	3,058	3,770
Distribution payable	—	7,877
Current portion of long-term debt (stated principal amount of $3,049 and $71,735 at June 30, 2014 and September 30, 2013, respectively)	4,925	77,847

Total current liabilities	12,251	95,239

Other liabilities	57	79
Long-term debt (stated principal amount of $45,071 at June 30, 2014)	46,394	—

Total liabilities	58,702	95,318

Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	60,835
Accumulated deficit	(19,622)	(43,612)

Total members’ equity	29,016	17,223

Total liabilities and members’ equity	$87,718	$112,541

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales
Ethanol and related products	$53,714	$61,872	$153,421	$181,763
Other	—	—	430	1,242

Total net sales	53,714	61,872	153,851	183,005
Cost of goods sold	40,868	59,989	126,578	183,508

Gross profit (loss)	12,846	1,883	27,273	(503)
Selling, general and administrative	1,422	1,647	3,730	5,656

Operating income (loss)	11,424	236	23,543	(6,159)
Other income, net	1,078	132	1,106	249
Interest income	11	4	29	15
Interest expense	(32)	(525)	(688)	(2,256)

Income (loss) from continuing operations	12,481	(153)	23,990	(8,151)

Income from discontinued operations	—	489	—	79,383

Net income	$12,481	$336	$23,990	$71,232

Weighted average units outstanding - basic	25,411	25,411	25,411	25,307
Weighted average units outstanding - diluted	25,411	25,411	25,411	25,307

Income (loss) from continuing operations per unit - basic and diluted	$0.49	$(0.01)	$0.94	$(0.32)
Income from discontinued operations per unit - basic and diluted	—	0.02	—	3.13

Income per unit - basic and diluted	$0.49	$0.01	$0.94	$2.81

Distributions declared per unit	$0.48	$—	$0.48	$4.15

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Nine Months Ended June 30, 2014

(Dollars in thousands)

(Unaudited)

	Member Units	Members’ Capital	Accumulated Deficit	Total
MEMBERS’ EQUITY - September 30, 2013	25,410,851	$60,835	$(43,612)	$17,223
Distribution to members	—	(12,197)	—	(12,197)
Net income	—	—	23,990	23,990

MEMBERS’ EQUITY - June 30, 2014	25,410,851	$48,638	$(19,622)	$29,016

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$23,990	$71,232
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	8,126	8,142
Amortization of deferred financing costs	67	88
Amortization of deferred revenue and rent	(22)	(133)
Amortization of additional carrying value of debt	(1,983)	(1,485)
Gain on troubled debt restructuring	(930)	—
Unit compensation expense	—	276
(Gain)/Loss on disposal of assets	10	(76,690)
Loss on warrant derivative liability	—	1,416
Change in working capital components:
Accounts receivable	4,341	9,393
Inventories	(538)	3,905
Prepaid expenses	(74)	838
Accounts payable	(1,477)	(5,986)
Accrued expenses	(712)	(2,044)

Net cash provided by operating activities	30,798	8,952

Cash flows from investing activities:
Purchase of property and equipment	(915)	(889)
Proceeds from sale of assets, net of transaction costs	39	155,039
Change in other assets	160	65
Change in restricted cash	6,268	3,166

Net cash provided by investing activities	5,552	157,381

Cash flows from financing activities:
Payments on debt	(23,682)	(51,411)
Exercise of warrant	—	799
Distribution to members	(20,074)	(104,591)

Net cash (used in) financing activities	(43,756)	(155,203)

Net increase (decrease) in cash and cash equivalents	(7,406)	11,130
Beginning cash and cash equivalents	27,796	11,210

Ending cash and cash equivalents	$20,390	$22,340

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,264	$2,547
Supplemental disclosure of non-cash financing and investing activities:
Exercise of options from distribution proceeds	$—	$432
Note receivable settled from distribution proceeds	—	513

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

1. Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned operating subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. The financial information as of June 30, 2014 and the results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results for the fiscal year ending September 30, 2014. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation. Certain items in the June 30, 2013 statement of operations have been reclassified to match the presentation on the Form 10-K for fiscal 2013 and do not affect net income.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company’s restricted cash includes cash held for debt service under the terms of its debt agreements and a deposit for a rail car sublease.

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

In November 2013, the U.S. Environmental Protection Agency proposed a reduction of the original 2014 corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year, subject to a 60 day comment period. This is a reduction from the 2013 requirement of 13.8 billion gallons for corn-based ethanol, and the original 2014 volumes of 14.4 billion gallons. The EPA plans to release the final version of the 2014 ethanol blending volume requirements in September 2014, which was extended from the previous planned release in June 2014. The Company is uncertain as to the potential impact these proposed changes may have on the Company and the overall ethanol industry.

There has been an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil. This congestion is affecting our ability to have our tanker rail cars return to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints. The Company is exploring alternatives to lessen the dependence on rail service, including consideration of the addition of ethanol storage capacity at one or both plants.

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

Cash consideration for the Asset Sale consisted of $160.0 million, plus Seller’s inventory value of $10.7 million, for the finished products, raw materials, ingredients and certain other supplies located at Seller’s facility. Of the total proceeds payable at closing, $12.5 million was placed in escrow to serve as security to satisfy the Seller’s and the Company’s indemnification obligations to the Buyer, and the Company received approximately $157.2 million. The Company has received the full escrow amount of $12.5 million as of June 30, 2014.

The Company used the total sale proceeds to repay the outstanding debt principal and interest of $39.8 million as of the closing date and to pay the outstanding transaction costs of approximately $2.4 million. The Company will have no continuing involvement in the cash flows of the Fairmont facility.

The remaining sale-related Fairmont assets included in the consolidated balance sheets as of June 30, 2014 and September 30, 2013 are disclosed below (amounts in thousands):

	As of June 30, 2014	As of September 30, 2013
Current portion of restricted cash/escrow	$—	$8,000

Current assets of discontinued operations	$—	$8,000

Summarized preliminary revenues and expenses included in discontinued operations in the Statements of Operations for the three and nine months ended June 30, 2014 and 2013 are included in the following table (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales
Ethanol and related products	$—	$—	$—	$74,099

Total net sales	—	—	—	74,099
Cost of goods sold	—	—	—	70,584

Gross profit	—	—	—	3,515
Selling, general and administrative	—	81	—	1,445

Operating income	—	(81)	—	2,070
Other income	—	563	—	1,018
Interest income	—	7	—	22
Interest expense	—	—	—	(415)

Income from operations of discontinued components	—	489	—	2,695

Gain on disposal of discontinued components	—	—	—	76,688

Income from discontinued operations	$—	$489	$—	$79,383

The gain on disposal of discontinued operations in fiscal 2013 is included in Income from Discontinued Operations on the Statement of Operations. The gain on disposal is composed of the following items (in thousands):

Proceeds:
Cash proceeds	$157,249
Escrow	12,500
Inventory holdback	1,071

Total Proceeds	170,820
Assets Sold:
Property, plant and equipment, net	83,097
Inventory	10,864
Restricted cash	673
Deferred financing costs	396
Prepaid expenses	140
Deferred income	(3,422)

Total Assets Sold	91,748
Transaction costs	2,384

Gain on Disposal of Discontinued Operations	$76,688

3. Inventories

A summary of inventories is as follows (in thousands):

	June 30, 2014	September 30, 2013
Chemicals	$762	$792
Work in process	957	1,018
Ethanol	1,314	858
Distillers grain	432	311
Supplies and parts	1,611	1,559

Total	$5,076	$4,538

4. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	June 30, 2014	September 30, 2013
Land	$1,811	$1,811
Buildings	9,886	9,886
Process equipment	103,178	102,971
Office equipment	1,330	1,357
Construction in process	707	117

	116,912	116,142
Accumulated depreciation	(65,527)	(57,497)

Property and equipment, net	$51,385	$58,645

5. Debt

A summary of debt is as follows (in thousands, except percentages):

	June 30, 2014 Interest Rate	June 30, 2014	September 30, 2013
ABE South Dakota:
Senior debt principal - variable	4.23%	$45,000	$68,632
Restructuring fee	N/A	3,120	3,103
Additional carrying value of restructured debt	N/A	3,199	6,112

Total outstanding		51,319	77,847

Additional carrying value of restructured debt	N/A	(3,199)	(6,112)

Stated principal		$48,120	$71,735

The estimated maturities of debt at June 30 are as follows (in thousands):

	Senior Debt Principal	Restructuring Fee Payable	Amortization of Additional Carrying Value of Restructured Debt	Total
2015	$3,000	$49	$1,876	$4,925
2016	42,000	3,071	1,323	46,394

Total debt	$45,000	$3,120	$3,199	$51,319

Letter of Credit

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota, agreed to post a $2.5 million irrevocable and non-transferable standby letter of credit on May 4, 2012 for the benefit of NGL Crude Logistics (“NGL” f/k/a Gavilon) as security for the payment obligations of ABE South Dakota under certain agreements with NGL. In connection with the sublease, the Company deposited $2.5 million in a restricted account as collateral for this letter of credit and has classified it as restricted cash. Effective May 15, 2014, the letter of credit and corresponding deposit of collateral was decreased by $1.0 million in conjunction with an amendment to the rail car sublease.

Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “Senior Credit Agreement”), effective as of June 18, 2010, and amended on December 9, 2011, which was accounted for under troubled debt restructuring rules. The Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and an Administrative Agent and Collateral Agent. The Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan. The interest accrued on outstanding term and working capital loans under the previous credit agreement were reduced to zero. ABE South Dakota agreed to pay a $3.0 million restructuring fee to the lenders due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as non-interest bearing debt on its consolidated balance sheets. See “Additional Carrying Value of Restructured Debt” below.

The principal amount of the term loan facility is payable in quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. On March 31, 2014, ABE South Dakota made a debt sweep payment in the amount of $4.3 million in addition to its scheduled principal payment of

$750,000. In the quarter ended June 30, 2014, ABE South Dakota made three debt sweep payments in addition to the $750,000 scheduled principal due on June 30, 2014. The three debt sweep payments were made as follows: May 16, 2014 in the amount of $7.0 million, June 9, 2014 in the amount of $3.0 million, and June 30, 2014 in the amount of $7.1 million. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $275,000, payable in installments in fiscal 2014 and 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 3.0%. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 4.0%. As of June 30, 2014, ABE South Dakota had selected the LIBOR rate for a period of one month.

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

As a result of the debt sweep payments made in the quarter ended June 30, 2014, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result a gain of $1.0 million was recognized as Other Income. Since the remaining scheduled principal and interest payments are equal to the carrying amount, all remaining payments based on the current interest rates will be treated as a reduction in the carrying value of the debt. Accordingly, any additional prepayments will create additional gain recognition.

6. Major Customers

The operating subsidiary of the Company, ABE South Dakota, entered into Ethanol Marketing Agreements (“EMA”) with Gavilon, LLC, a commodity marketing firm, and affiliated companies and successors (collectively “Gavilon”), on May 4, 2012 (amended on July 31, 2012). The EMA required that the subsidiary sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota plants. The terms of the EMA began on August 1, 2012, and expire on December 31, 2015. ABE South Dakota recently extended the term of the EMA to June 30, 2016 in conjunction with an amendment to extend the term of a railcar sublease.

ABE South Dakota has a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of distillers grains produced at the ABE South Dakota Huron plant to third parties for an agreed-upon commission. The Company had an agreement with Hawkeye Gold, LLC to market the distillers grains produced at the ABE South Dakota Aberdeen plants through June 30, 2013. ABE South Dakota is party to an agreement with Gavilon to market the dried distillers grains from the Aberdeen plant, effective July 1, 2013 until July 31, 2016.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	June 30, 2014	June 30, 2013
Gavilon / NGL - Ethanol and Distillers Grains
Nine months revenues	$138,004	$138,040
Three months revenues	49,028	49,027
Receivable balance at period end	3,607	5,597

Hawkeye Gold - Distillers Grains
Nine months revenues	$—	$24,823
Three months revenues	—	7,486
Receivable balance at period end	—	1,099

Dakotaland - Distillers Grains
Nine months revenues	$9,617	$15,707
Three months revenues	2,968	4,784
Receivable balance at period end	351	720

7. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol and distillers grains with forward purchase and sales contracts to reduce volatility in future operating margins. As of June 30, 2014, the Company had entered into contracts to purchase 2.5 million bushels of corn in which either the futures or basis price was not locked.

The Company had entered into the following fixed price forward contracts at June 30, 2014 (in thousands):

		Quantity	Amount	Period Covered Through
Corn (bushels)	Purchase Contracts	1,750	$7,715	September 30, 2014
Ethanol (gallons)	Sale Contracts	8,503	16,759	September 30, 2014
Distillers grains (tons)	Sale Contracts	6	831	September 30, 2014
Corn Oil (pounds)	Sale Contracts	94	28	July 31, 2014
Natural Gas (mmbtus)	Purchase Contracts	—	—

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

8. One-time Termination Benefit

Subsequent to the sale of its Fairmont facility in fiscal 2013, the Company implemented a cost-reduction program reducing the numbers of its headquarters staff to align its staffing with the smaller remaining operations. Some of the affected employees were required to provide services to the Company through various dates until June 30, 2013.

At June 30, the accrued liability associated with the one-time termination benefits consisted of the following (in thousands):

	2014	2013
Beginning balance at October 1, 2013 and October 1, 2012	$994	$—
Charges	405	1,580
Payments	(499)	(354)

Ending balance at June 30	$900	$1,226

9. Members’ Equity

Employment Agreements

In January 2013, the Company awarded its Chief Executive Officer a unit appreciation right for 200,000 units that was approved by the Company’s unit holders on March 22, 2013 at the Company’s Regular Meeting of Members. The UAR vested 1/18 per month over an 18-month period beginning December 7, 2012 so long as Mr. Peterson remained employed by the Company, and will be paid in cash upon such time as ABE sells all or substantially all the assets of the South Dakota plants. The UAR was issued for no consideration and had a grant price of $1.15 per unit at the time of the grant. The terms of the UAR provided that the grant exercise price for the UAR would be reduced by any distribution received by the Company’s unit holders from (i) the $12.5 million placed in escrow (ii) the $10 million of cash reserved by the Company in connection with the sale of the Fairmont plant, or (iii) any other cash dividend received by the Company’s unit holders from the cash reserves at Advanced BioEnergy, LLC. The grant exercise price would also be reduced in the event the $12.5 million of escrow proceeds or the $10.0 million of cash retained by the Company are not distributed to the Company’s unit holders. The grant exercise price was reduced by $0.79 per unit to $0.36 per unit as a result of (i) the $0.31 per unit cash distribution paid in October 2013 and (ii) the $0.48 per unit distribution paid in June 2014. The units are contingently exercisable only under certain limited circumstances which are deemed not probable, and therefore the Company is not recognizing compensation expense related to the awards until these defined circumstances are probable of occurring.

10. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of June 30, 2014 and September 30, 2013, and for the three and nine months ended June 30, 2014 and 2013. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota’s credit agreement. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. At June 30, 2014, there was $.1 million of cash at ABE Fairmont, which has no restrictions on distribution to the parent.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Unaudited)

	June 30, 2014	September 30, 2013
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,340	$6,558
Restricted cash	1,500	2,500
Miscellaneous Receivables	144	—
Prepaid expenses	18	20

Total current assets	11,002	9,078

Property and equipment, net	378	425
Other assets:
Investment in ABE Fairmont	109	23,138
Investment in ABE South Dakota	18,922	(5,972)
Other assets	32	32

Total assets	$30,443	$26,701

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4	$10
Accrued expenses	1,366	1,512
Distribution payable	—	7,877

Total current liabilities	1,370	9,399

Other liabilities	57	79

Total liabilities	1,427	9,478
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	60,835
Accumulated deficit	(19,622)	(43,612)

Total members’ equity	29,016	17,223

Total liabilities and members’ equity	$30,443	$26,701

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in thousands)		(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiary	$12,755	$477	$24,749	$(3,892)
Management fee income from subsidiary	378	408	1,161	1,200
Selling, general and administrative expenses	(654)	(1,117)	(1,944)	(4,131)

Operating income (loss)	12,479	(232)	23,966	(6,823)
Other income (expense)	(2)	75	11	73
Interest income (expense)	4	4	13	(1,401)

Income (loss) from continuing operations	12,481	(153)	23,990	(8,151)

Income from discontinued operations	—	489	—	79,383

Net income	$12,481	$336	$23,990	$71,232

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$23,990	$71,232
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	116	122
Equity in earnings of consolidated subsidiaries	(24,749)	(74,210)
Distributions from consolidated subsidiaries	22,887	104,912
Loss on disposal of fixed assets	10	—
Amortization of deferred revenue and rent	(23)	(21)
Unit compensation expense	—	276
Loss on warrant derivative liability	—	1,416
Change in working capital components:
Accounts receivable	(144)	505
Prepaid expenses	2	(8)
Accounts payable and accrued expenses	(153)	1,035

Net cash provided by operating activities	21,936	105,259

Cash flows from investing activities:
Purchase of property and equipment	(118)	—
Proceeds from disposal of fixed assets	39
Decrease in restricted cash	1,000	—

Net cash provided investing activities	921	—

Cash flows from financing activities:
Exercise of warrant	—	799
Distribution to members	(20,075)	(104,591)

Net cash used in financing activities	(20,075)	(103,792)

Net increase in cash and cash equivalents	2,782	1,467
Beginning cash and cash equivalents	6,558	5,400

Ending cash and cash equivalents	$9,340	$6,867

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2013 in subsequent Forms 10-Q, and this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	margins can be volatile and could become negative, which has previously affected our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;

•	our hedging transactions and risk mitigation strategies could materially harm our results;

•	cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current government-mandated tariffs, credits and standards such as the Renewable Fuels Standard (“RFS”) may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects caused by indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operating facilities may experience technical difficulties and not produce the gallons of ethanol we expect and insurance proceeds may not be adequate to cover these production disruptions;

•	our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect a public market to develop;

•	the ability of our ABE South Dakota subsidiary to make distributions to ABE in light of restrictions in this subsidiary’s credit facility;

•	any effect on prices of distillers grains resulting from the actions of China limiting the import of distillers grains,

•	the supply of ethanol rail cars in the market is extremely tight, which could affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire;

•	an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil, which has been affecting our ability to return our tanker rail cars to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

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

In November 2006, we acquired ABE South Dakota, LLC, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. Construction of our new facility in Aberdeen, South Dakota began in April 2007, and operations commenced in January 2008. Our production operations are carried out primarily through our operating subsidiary, ABE South Dakota, which owns and operates plants in Aberdeen and Huron, South Dakota.

On December 7, 2012, the Company and its wholly—owned subsidiary ABE Fairmont, LLC sold substantially all of the assets of ABE Fairmont’s ethanol and related distillers and non—food grade corn oil businesses located in Fairmont, Nebraska (the “Asset Sale”) to Flint Hills Resources, LLC. The purchase price for the Asset Sale was $160.0 million, plus $10.7 million for ABE Fairmont’s inventory at closing. Of the gross proceeds, $12.5 million was paid into an escrow account to secure the indemnification obligations of the Company and ABE Fairmont. The entire $12.5 million in escrow funds has already been received by ABE Fairmont.

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

Corn oil is produced by processing evaporated thin stillage through a disk stack-style centrifuge. Corn oil has a lower density than water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers grains. The corn oil is then pumped into storage tanks before being loaded onto trucks for sale. We began extracting corn oil at our Aberdeen location in April 2012. We are currently evaluating adding corn oil extraction equipment at our Huron facility in fiscal 2015.

FACILITIES

The table below provides a summary of our ethanol plants in operation as of June 30, 2014:

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

Plan of Operations through June 30, 2015

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

Results of Operations for the Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	18,512	$2.36	19,971	$2.46
Dried distillers grains (tons)	35	192.53	33	210.76
Wet/modified distillers grains (tons)	40	70.23	58	92.27
Corn Oil (pounds)	1,712	0.28	1,823	0.31
Corn (bushels)	6,553	4.28	6,946	6.90
Gas (mmbtus)	533	5.05	549	4.41

Net Sales

Net sales for the quarter ended June 30, 2014 were $53.7 million compared to $61.9 million for the quarter ended June 30, 2013, a decrease of $8.2 million or 13%. Ethanol net sales were down $5.2 million while distillers grains net sales declined by $2.4 million. The decline in both ethanol and distillers grains net sales are attributed to lower production volumes and lower selling prices per gallon and per ton, respectively. The decline in production volumes is primarily attributed to a high level of rail congestion throughout many parts of the United States, resulting in delays in the return of railcars. These delays have required us to slow or cease production at various times.

During the fiscal quarters ended June 30, 2014 and 2013, 81% and 79%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains and corn oil.

Cost of Goods Sold

Costs of goods sold for the quarter ended June 30, 2014 were $40.9 million, compared to $60.0 million for the quarter ended June 30, 2013, a decrease of $19.1 million or 32%. Corn costs represented 69% and 80% of cost of sales for the fiscal quarters ended June 30, 2014 and 2013, respectively. Our corn consumption declined by 393,000 bushels and the average price per bushel declined by 38% for the quarter ended June 30, 2014, compared to the same period in 2013. Drought conditions experienced in the Midwestern Region of the United States during 2012 resulted in corn trading at unusually high prices through the third calendar quarter of 2013. A much stronger crop harvested in 2013 and expectations of an even stronger crop expected to be harvested in 2014 have resulted in corn trading lower since the fourth calendar quarter of 2013. Local corn basis numbers in our South Dakota trade area have also improved versus comparable prior periods.

Natural gas costs represented 7% of cost of sales for the fiscal quarter ended June 30, 2014 and 4% in the quarter ended June 30, 2013. Our average gas price increased to $5.05 per mmbtu in the quarter ended June 30, 2014 from $4.41 per mmbtu in the quarter ended June 30, 2013.

Gross Profit

Our gross profit for the quarter ended June 30, 2014 was $12.8 million, compared to $1.9 million for the quarter ended June 30, 2013. The increase in gross profit was primarily due to the improved industry-wide market conditions noted above. Crush margins for the quarter ended June 30, 2014 increased by 125% to $21.7 million, compared to $9.7 million in fiscal 2013. We define the crush margin as the price of ethanol and co-products per gallon less the costs of corn and natural gas on a per gallon basis.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

For the quarter ended June 30, 2014, selling, general and administrative expenses were $1.4 million compared to $1.6 million for the quarter ended June 30, 2013. As a percentage of sales, selling, general and administrative expenses decreased to 2.6% for the quarter ended June 30, 2014, compared to 2.7% for the quarter ended June 30, 2013, primarily as a result of cost reductions subsequent to the sale of the Fairmont facility, a reduction in charges for One-time Termination Benefits and related restructuring costs.

Excluding One-time Termination Benefits charged of $135,000, the Selling, General, and Administrative expenses for the quarter ended June 30, 2014 were $1.2 million, which was 2.2% of sales.

Interest Expense

Interest expense for the quarter ended June 30, 2014 was $0.032 million, compared to $0.525 million for the quarter ended June 30, 2013. The decrease in interest expense was primarily due to $0.360 million in default interest in the quarter ended June 30, 2013 and debt prepayment which resulted in both a decrease in interest expense and an increase in the amortization of deferred gain, which is an offset to interest expense.

Results of Operations for the Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of gas burned at average costs for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended June 30, 2014		Nine Months Ended June 30, 2013
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol (gallons)	57,573	$2.12	60,521	$2.31
Dried distillers grains (tons)	110	192.95	98	230.17
Wet/modified distillers grains (tons)	126	68.04	184	97.35
Corn Oil (pounds)	5,216	0.26	5,592	0.31
Corn (bushels)	20,477	4.10	21,128	7.00
Gas (mmbtus)	1,719	7.60	1,688	4.16

Net Sales

Net sales for the nine months ended June 30, 2014 were $153.9 million compared to $183.0 million for the nine months ended June 30, 2013, a decrease of $29.1 million or 16%. The $17.5 million drop in ethanol sales in fiscal 2014 was accompanied by decreases in distillers grains sales of $10.5 million, corn oil sales of $0.4 million, and sales of excess Renewable Identification Number (“RIN”) credits of $0.8 million, which are included in Other Sales.

The decline in both ethanol and distillers grains net sales is attributed to lower production volumes and lower selling prices per gallon and per ton, respectively. The decline in production volumes is primarily attributed to a high level of rail congestion throughout many parts of the United States, resulting in delays in the return of railcars. These delays have required us to slow or cease production at various times.

During the nine months ended June 30, 2014 and 2013, 79% and 76%, respectively, of our net sales were derived from the sale of ethanol and our remaining net sales were derived from the sale of distillers grains and corn oil. The fiscal year 2013 included $0.8 million from the sale of RIN credits.

Cost of Goods Sold

Cost of goods sold for the nine months ended June 30, 2014 was $126.6 million, compared to $183.5 million for the nine months ended June 30, 2013, a decrease of $56.9 million or 45%. Our corn costs represented 66% and 81% of cost of goods sold for the nine months ended June 30, 2014 and 2013. Drought conditions experienced in the Midwestern Region of the United States during 2012 resulted in corn trading at unusually high prices through the third calendar quarter of 2013. A much stronger crop harvested in 2013 and expectations of an even stronger crop expected to be harvested in 2014 have resulted in corn trading lower since the fourth calendar quarter of 2013. Local corn basis numbers in our South Dakota trade area have also improved versus the comparable prior periods.

Natural gas costs represented 10% of cost of sales for the nine months ending June 30, 2014 and 4% in the nine months ending June 30, 2013. Our average gas price increased to $7.60 per MMBTU in the nine months ending June 30, 2014 from $4.16 per mmbtu in the nine months ending June 30, 2013. The higher natural gas price was primarily driven by the extremely cold winter experienced in 2014.

Gross Profit

Our gross profit for the nine months ended June 30, 2014 was $27.3 million, compared to a gross loss of $0.5 million for the nine months ended June 30, 2013. The increase in gross profit was primarily due to the improved industry-wide market conditions noted above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are comprised of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

For the nine months ended June 30, 2014, selling, general and administrative expenses were $3.7 million compared to $5.7 million for the nine months ended June 30, 2013. As a percentage of sales, selling, general and administrative expenses decreased to 2.4% for fiscal 2014, compared to 3.1% for the fiscal 2013, primarily as a result of cost reductions subsequent to the sale of the Fairmont facility, a reduction in charges for One-time Termination Benefits and related restructuring costs.

Excluding One-time Termination Benefits charged of $405,000, the Selling, General, and Administrative expenses for the nine months ended June 30, 2014 were $2.8 million, which was 1.8% of sales.

Interest Expense

Interest expense for the nine months ended June 30, 2014 was $0.7 million, compared to $2.3 million for the nine months ended June 30, 2013, a decrease of $1.6 million. The primary reason for the decline was the charge of $1.4 million related to a unit warrant exercised in fiscal 2013. The accrual of additional default interest of $0.4 million in fiscal 2014 offset part of the decline from fiscal 2013.

Income from Discontinued Operations

During the nine months ended June 30, 2013, we recorded a gain on the sale of $76.7 million from the sale of the production assets of our Fairmont subsidiary.

Changes in Financial Position for the Nine Months ended June 30, 2014

Current Assets

The $17.4 million decrease in current assets at June 30, 2014 compared to September 30, 2013 was primarily due to unit holder distributions paid in October 2013 and June 2014.

Property, Plant and Equipment

The $7.3 million decrease in property, plant and equipment at June 30, 2014 compared to September 30, 2013 was primarily due to $8.1 million of depreciation expense for the nine months ended June 30, 2014.

Current Liabilities

Accounts payable and accrued expenses decreased by $2.2 million at June 30, 2014 compared to September 30, 2013, due to a decrease in accrued corn payable, payment of default interest in January 2014, and a decrease in trade payables.

Distribution Payable

The distribution of $0.31 per unit declared in September 2013 was paid in October 2013.

Debt

Interest bearing debt decreased by $23.6 million during the fiscal year 2014 due to $2.2 million of normal principal payments and $21.4 million of debt sweep payments. An additional $1.9 million of restructured debt carrying value was amortized against interest expense during the quarter, and $1.0 million of restructured debt carrying value was recognized as other income as a result of the debt prepayments made in May and June (see Note 6 to the Consolidated Financial Statements).

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), the current estimated ethanol production capacity in the United States is 14.9 billion gallons per year, with approximately 0.7 billion gallons currently idle. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. As of July 2014 the EIA estimates current annualized gasoline demand in the United States at 138.1 billion gallons per year. Assuming a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.8 billion gallons of ethanol per year.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E15, a higher percentage ethanol blend for use in vehicles with model years 2001 and later. To further drive growth in ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the Environmental Protection Agency (“EPA”) to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. In June 2012, the EPA approved E15 for use in vehicles with model years 2001 and later.

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

The Renewable Fuels Standard

The Renewable Fuels Standard (“RFS”) is a national program that imposes requirements with respect to the amount of renewable fuel produced and used in the United States. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. We believe the RFS2 program has increased the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. The RFS2 required that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, representing 7% of the anticipated gasoline and diesel consumption in 2022. In 2013, RFS2 required refiners and importers to blend renewable fuels totaling at least 9.74% of total fuel volume, of which 8.12% of total fuel volume, or 13.8 billion gallons, could be derived from corn-based ethanol. The remainder of the requirement is to be met by non-corn related advanced renewable fuels such as cellulosic ethanol and biomass-based biodiesel. The RFS requirement for corn-based ethanol is capped at 15.0 billion gallons starting in 2015.

In November 2013, the EPA proposed a 9.7% reduction of the original 2014 statutory corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year. This would be a reduction from the 2013 requirement of 13.8 billion gallons for corn-based ethanol, and the original statutory 2014 volume of 14.4 billion gallons. The proposal is subject to a 60-day comment period which has ended and the EPA is processing the comments. The EPA plans to release the final version of the 2014 ethanol blending volume requirements in September 2014. If the proposal becomes a final rule, ethanol demand may decrease. Current ethanol production capacity is approximately 14.9 billion gallons per the RFA.

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

COMPETITION

Ethanol

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that current U.S. ethanol production capacity is approximately 14.9 billion gallons per year, with approximately 0.7 billion gallons idle at the current time. Currently, South Dakota has 15 ethanol plants producing approximately 1.0 billion gallons of ethanol per year.

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

Co-Products

In the sales of our distillers grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently 71% of our distiller’s grain revenues are derived from the sale of dried distiller’s grains, which have an extended shelf life and can be transported by truck or rail, and 29% as modified and wet distillers grains, which have a shorter shelf life and are typically sold in local markets. We compete primarily with other ethanol producers for our corn oil sales.

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

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $9.4 million on hand at June 30, 2014. ABE did not have any debt outstanding as of June 30, 2014. ABE’s primary source of operating cash came from charging a monthly management fee to ABE South Dakota for services provided in connection with operating the ABE South Dakota plants. The primary management services provided include risk management, accounting and finance, human resources and other general management related responsibilities.

Due to personnel reductions and other changes in the Company since the sale of the Fairmont plant, the Company has re-evaluated the administrative services agreement with ABE South Dakota. The outcome of the re-evaluation resulted in termination of the administrative services agreement as of June 30, 2014 in conjunction with an overall change in the Company structure. The change in Company structure resulted in ABE employees becoming direct employees of ABE South Dakota. Accordingly, ABE South Dakota will no longer pay the Company a management fee for services.

From time to time, ABE may receive certain allowable distributions from ABE South Dakota based on the terms and conditions in its senior credit agreement. ABE did not receive any distribution from ABE South Dakota for its fiscal 2013 financial results. Allowable distributions from ABE South Dakota are further explained in the ABE South Dakota section below.

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota agreed to post a $2.5 million irrevocable and non-transferable standby letter of credit in May 2012 for the benefit of NGL Crude Logistics, LLC (“NGL” f/k/a Gavilon) as security for the payment obligations of ABE South Dakota under certain agreements with NGL. The Company deposited $2.5 million in a restricted account as collateral for this letter of credit and classified it as restricted cash. Effective May 15, 2014, the letter of credit and corresponding deposit of collateral was decreased by $1.0 million in conjunction with an amendment to the rail car sublease.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $0.1 million on hand at June 30, 2014, which is unrestricted and can be distributed to Advanced BioEnergy at any time.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $10.9 million and $3.2 million of restricted cash on hand at June 30, 2014. The restricted cash consists of $3.0 million for a debt service payment reserve, and $0.2 million in an account for maintenance capital expenditures. On March 31, May 16, June 9 and 30 2014, ABE South Dakota made debt sweep payments in the amount of $4.3 million, $7.0 million, $3.0 million and $7.05 million, respectively, in addition to its scheduled principal payment of $750,000. As of June 30, 2014, ABE South Dakota had interest-bearing term debt outstanding of $45.0 million.

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

At June 30, 2014, ABE South Dakota had working capital of $17.1 million, excluding current principal due. Net working capital, excluding current principal due, increased by $5.5 million since September 2013.

Due to the favorable margin environment and consequent increase in working capital over the past nine months, ABE South Dakota is no longer engaged in its discussions with the senior lenders regarding its overall capital structure. We believe we have adequate existing liquidity and cash flows from operations to fund capital requirements and the minimum annual principal and interest payments required under the terms of the senior credit agreement for at least the next 12 months.

The Company believes that ABE South Dakota will be able to refinance its debt, or extend the maturity of that debt with its senior lenders, when the debt becomes due in March 2016.

CASH FLOWS

The following table shows our cash flows for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended June 30
	2014	2013
	(In thousands)
Net cash provided by operating activities	$30,798	$8,952
Net cash provided by investing activities	5,552	157,381
Net cash used in financing activities	(43,756)	(155,203)

Cash Flow from Operating Activities

Our net cash flows from operating activities for the nine months ended June 30, 2014 were higher compared to the same period in 2013, primarily due to increased margins during fiscal 2014.

Cash Flow from Investing Activities

We received net proceeds of $155 million from the sale of our Fairmont assets in the nine months ended June 30, 2013. Our restricted cash balances also decreased in the nine months ended June 30, 2013 due to the pay down of debt from the debt service reserves at Fairmont and South Dakota, and the inability of our ABE South Dakota subsidiary to replenish its debt service reserve account. In the nine months ended June 30, 2014, the Company received the $8.0 million release of escrow funds from the sale of the Fairmont assets, offset by the $3.0 replenishment of ABE South Dakota’s debt service reserve account in December 2013.

Cash Flow from Financing Activities

We used $49.2 million in additional cash for financing activities in fiscal 2013 due to the pay down of all outstanding debt at ABE Fairmont after the sale of the facility as well as normal principal payments of $1.1 million at South Dakota, compared to normal principal payments of $2.3 million and a sweep payment of $21.4 million in fiscal 2014. In addition, we paid a cash distribution to unit holders of $4.15 per unit or $104.5 million from the proceeds of the sale of the Fairmont facility in fiscal 2013, compared to a cash distribution of $0.48 per unit or $20.1 million in fiscal 2014.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	June 30, 2014 Interest Rate	June 30, 2014	September 30, 2013
ABE South Dakota:
Senior debt principal - variable	4.23%	$45,000	$68,632
Restructuring fee	N/A	3,120	3,103
Additional carrying value of restructured debt	N/A	3,199	6,112

Total outstanding		51,319	77,847

Additional carrying value of restructured debt	N/A	(3,199)	(6,112)

Stated principal		$48,120	$71,735

The estimated maturities of debt at June 30 are as follows (in thousands):

	Senior Debt Principal	Restructuring Fee	Amortization of Additional Carrying Value of Restructured Debt	Total
2015	$3,000	$49	$1,876	$4,925
2016	42,000	3,071	1,323	46,394

Total debt	$45,000	$3,120	$3,199	$51,319

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

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. Under the terms of the marketing agreements with NGL (f/k/a Gavilon), revenue is recognized when product is loaded into rail cars or trucks for shipment. Revenue was previously recognized upon the release of the product for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers. Co-products are normally shipped free on board (“FOB”) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

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

GOVERNMENT PROGRAMS AND TAX CREDITS

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota has received $0.4 million in the first nine months of fiscal 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider our principal market risk to be the potential changes in commodity prices and their effect on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended June 30, 2014, sales of ethanol represented 81% of our total revenues and corn costs represented 69% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At June 30, 2014, the price per gallon of ethanol and the cost per bushel of corn on the Chicago Board of Trade, or CBOT, were $2.12 and $4.24, respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represent 18% of our total revenues. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distiller grains spot price for South Dakota local customers was $137 per ton at June 30, 2014.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process. Natural gas costs represented 7% of total cost of goods sold for the quarter ended June 30, 2014. The price of natural gas is affected by weather conditions and general economic, market and regulatory factors. At June 30, 2014, the price of natural gas on the NYMEX was $4.46 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts and derivative transactions. At June 30, 2014, we guaranteed prices representing 40% of our estimated ethanol production through September 2014 by entering into flat-priced contracts. At June 30, 2014, we had entered into forward sale contracts representing 9% of our expected distiller’s grains production through September 2014. At June 30, 2014, prices of 23% of our expected corn requirements through September 2014 were fixed by contract. At June 30, 2014 prices of 0% of our natural gas requirements were fixed by contract.

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

	Estimated at Risk Volume(1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	51.0	gallons	10.0%	$2.12	$10.8
Distillers grains	0.24	tons	10.0%	137.00	3.3
Corn	23.3	bushels	10.0%	4.24	9.9
Natural gas	2.3	btus	10.0%	4.46	1.0

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 40% of our expected annual gallons capacity of 85 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 9% of our expected annual distillers grains production of 258,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for 23% of our estimated current 30.3 million bushel annual requirement. The volume of natural gas at risk is based on the assumption that we will enter into contracts for 0% of our estimated 2.3 million btus.

(2)	Current spot prices include the CBOT price per gallon of ethanol and the price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of June 30, 2014.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of June 30, 2014, we had $45 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest would change by $0.45 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2013 Annual Report on Form 10-K, and our subsequent quarterly reports on Form 10-Q, except as follows:

Proposed regulations governing the production and sale of animal feeds, including distillers grains, may change our operating procedures and increase our operating costs, and could affect the export markets for distillers grains.

Food Safety Modernization Act (“FSMA”)

In 2011, President Obama signed the FSMA, which is intended to strengthen the food safety system in the United States. The U.S. Food and Drug Administration (“FDA”) will administer the law, which will require food producers, including distillers grains producers, to document, implement and monitor preventative contamination controls in the food production process. On March 26, 2014, FDA published a Federal Register notice inviting comments on issues related to the FSMA amendments. On June 17, 2014, FDA re-opened the comment period by an additional 60 days. The ethanol industry is monitoring the FDA comment process to determine the potential impact on the industry. The implementation of the final regulations may change our operating procedures for the production, handling and sale of distillers grains, and may increase our operating and compliance costs.

Distillers Grains Exports to China

China is currently the largest export market for U.S. dry distillers grains, reaching 4.49 million metric tons in 2013, or 46% of all distillers grains exported. The Chinese government recently signaled its intent to regulate the quality of food imports into China. To achieve this goal, the China AQSIQ (General Administration of Quality Supervision, Inspection and Quarantine) agency indicated that it will require U.S. food producers to register and comply with Chinese food preparation guidelines, and the U.S. government to monitor the production of food products in the U.S. that are exported to China, in a manner similar to the system proposed under the FSMA.

In June 2014, quarantine authorities in China stopped issuing permits for the import of distillers dried grains from the United States due to the presence in some shipments of a genetically-modified organism that has been approved in the United States and a number of other countries but not in China.

The ethanol industry and U.S. government are examining these actions to determine appropriate responses. We cannot estimate the effect these regulations and actions will have on the overall distillers grains market. They could have the effect of reducing exports to China if U.S. producers are unable to comply with the regulations. This could reduce distillers grains prices in the domestic market by decreasing worldwide demand for distillers grains.

Rail traffic congestion may affect our ability to return our tanker rail cars to our plants on a timely basis, and could require us to reduce or cease production in the event we exceed our ethanol storage capacity.

There has been an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil. This congestion is affecting our ability to have our tanker rail cars return to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Richard R. Peterson 2014 Bonus Opportunity

Under the Second Amended and Restated Employment Agreement between the Company and Richard Peterson, as last amended June 7, 2014, Mr. Peterson is eligible to earn an annual bonus of up to 37% ($105,450) of his base salary. On August 12, 2014, the ABE Board, upon the recommendation of the Compensation Committee, established the following criteria for Peterson to earn a bonus for fiscal 2014:

•	A cash bonus of $75,000 if the Company achieves Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $35 million; and

•	The grant of a unit appreciation right to purchase 12,500 of the Company’s units, with an exercise price of $1.00 per unit, if the Company achieves EBITDA equal to or greater than $40 million. The unit appreciation right would be immediately vested and exercisable, have a term of five years until December 31, 2019, and would include a provision that lowered the exercise price, in a manner consistent with Internal Revenue Section 409A, in the event the Company pays one or more cash dividends to its unit holders.

Item 6. Exhibits

The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: August 14, 2014	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Amendment No. 2, dated as of June 7, 2014, to Second Amended and Restated Employment Agreement of Richard Peterson.	Filed Electronically

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101	The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2014 and September 30, 2013; (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and June 30, 2013; (iii) Consolidated Statements of Changes in Member’s Equity for the nine months ended June 30, 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013; and (v) Notes to the Consolidated Financial Statements.	Filed Electronically