Form 10-K
period 2014-09-30
Advanced BioEnergy, LLC
filed 2014-12-23
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

As of December 23, 2014, the number of outstanding membership units was 25,410,851.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Members are incorporated by reference into Part III.

ADVANCED BIOENERGY, LLC

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

•

current government mandated standards such as the Renewable Fuels Standard may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects of indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to, or cheaper than, ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operating facilities may experience technical difficulties and not produce the gallons of ethanol expected;

•	our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect one to develop;

•	the ability of our ABE South Dakota subsidiary to make distributions to ABE in light of restrictions in this subsidiary’s credit facility;

•	any effect on prices of distillers’ grains resulting from the actions of China limiting the import of distillers’ grains;

•

the supply of ethanol rail cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire; and

•

an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil, which has and may continue to affect our ability to return our tanker rail cars to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

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

INDUSTRY AND MARKET DATA

We obtained the industry, market and competitive position data used throughout this report from our own research, studies conducted by third parties, independent industry associations, governmental associations or general publications and other publicly available information. In particular, we have based much of our discussion of the ethanol industry, including government regulation relevant to the industry and forecasted growth in demand, on information published by the Renewable Fuels Association (“RFA”) and Growth Energy, the national trade associations for the U.S. ethanol industry. Because the RFA and Growth Energy are trade organizations for the ethanol industry, they may present information in a manner that is more favorable to that industry than would be presented by an independent source. Although we believe these sources are reliable, we have not independently verified the information. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

ETHANOL UNITS

All references in this report to gallons of ethanol are to gallons of denatured ethanol. Denatured ethanol is ethanol blended with 2.0% to 2.5% denaturant, such as gasoline, to render it undrinkable and thus not subject to alcoholic beverage taxes.

PART I

ITEM 1.	BUSINESS

COMPANY OVERVIEW

Advanced BioEnergy, LLC (“Company”, “we”, “our”, “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers’ grains, and corn oil. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly as the use of ethanol reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice, and decreases the amount of crude oil the U.S. needs to import from foreign sources.

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

On October 15, 2012, the Company and its wholly-owned subsidiary ABE Fairmont entered into an asset purchase agreement under which the Company and ABE Fairmont agreed to sell substantially all of the assets of ABE Fairmont’s ethanol and related distillers’ and non-food grade corn oil businesses located in Fairmont, Nebraska (the “Asset Sale”) to Flint Hills Resources, LLC. The Asset Sale was completed on December 7, 2012. ABE Fairmont has had minimal activity after the sale, and will be wound up once all its obligations under the asset purchase agreement are satisfied.

The purchase price for the Asset Sale was $160.0 million, plus the value of ABE Fairmont’s inventory at closing. The inventory closing value was $10.7 million, of which $9.6 million was paid at closing and the remaining $1.1 million was paid in February 2013. Of the gross proceeds, $12.5 million was paid into an escrow account to secure the indemnification obligations of the Company and ABE Fairmont. The Company has now received all of the escrow funds.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one reportable segment.

FACILITIES

The table below provides a summary of our dry mill ethanol plants in operation as of September 30, 2014:

Location	Opened	Estimated Annual Ethanol Production	Estimated Annual Distillers’ Grains Production(1)	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000’s Tons)	(Million bushels)
Aberdeen, SD(2)	December 1992	9	27	3.2	Natural Gas
Aberdeen, SD(2)	January 2008	44	134	15.7	Natural Gas
Huron, SD	September 1999	32	97	11.4	Natural Gas

Consolidated		85	258	30.3

(1)	Our plants produce and sell wet, modified, and dried distillers’ grains. The stated quantities are on a fully dried basis operating at nameplate capacity.
(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis.

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

ETHANOL

Ethanol sales have represented 81.0%, 77.0%, and 80.7% of our revenues in the years ended September 30, 2014, 2013, and 2012, respectively. In 2013, the United States consumed 13.18 billion gallons of ethanol representing 9.8% of the 134.5 billion gallons of finished motor gasoline consumed, according to the U.S Energy Information Administration (“EIA”). Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and as a gasoline alternative.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles. To further drive growth in ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the Environmental Protection Agency (“EPA”) to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. In June 2012, the EPA approved E15 for use in vehicles with model years 2001 and later. Although regulatory issues remain in many states, E15 is now available in limited locations in 12 states.

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

In November 2013, the EPA proposed a 9.7% reduction of the original 2014 statutory corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year. This would be a reduction from the 2013 requirement of 13.8 billion gallons for corn-based ethanol, and the original 2014 volume per the statute of 14.4 billion gallons. Current ethanol production capacity is approximately 14.9 billion gallons per the RFA. The proposal was originally subject to a 60-day comment period and the EPA planned to release the final version of the 2014 Renewable Volume Obligations (“RVOs”) in June 2014, then extended the planned release date. On November 21, 2014, the EPA announced that it would not finalize the 2014 RVOs until sometime in 2015 to allow them to take the appropriate time to correct their methodology and establish the necessary volumes to move forward with the original intent of the RFS.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the RFS2 program through the year 2022 (in billions of gallons):

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

E85, a Gasoline Alternative

Ethanol is the primary blend component in E85. In early 2014, over 3,200 retail stations supplied E85 in the U.S., according to the RFA. The RFA estimates that there are approximately 16 million ethanol-flexible fuel vehicles, or FFVs, on the road in the U.S. today.

E15

As noted above, to increase ethanol usage, Growth Energy requested a waiver from the EPA to increase the allowable amount of ethanol blended to a 15% level. In June 2012, the EPA approved E15 to be used in vehicles with model years 2001 and later. Although regulatory issues remain in many states, E15 is available in limited locations in 12 states as of November 2014.

European Union Anti-Dumping Investigation

On November 24, 2011, the European Union (EU) initiated anti-dumping investigations regarding U.S. exports of ethanol to Europe and current U.S. policies surrounding ethanol production and use. Specifically at issue are federal and state incentives to producers or blenders of ethanol, which the EU alleges are allowing U.S. exports to be sold below fair market value in the EU. In August 2012, the EU began requiring registration of U.S. ethanol imports. On December 19, 2012, the Antidumping Advisory Committee of the EU endorsed a 9.5 percent penalty on U.S. ethanol imports to Europe, which was approved by a majority of EU states on December 20, 2012. The anti-dumping duty was imposed as a regulation by the Council of the European Union on February 18, 2013. The Company does not export any ethanol to Europe at this time. Continuation of this duty or imposition of tariffs by other countries or regions could reduce U.S. exports to Europe, and possibly other export markets. A reduction of exports to Europe could have an adverse effect on domestic ethanol prices, as the available supply of ethanol for the domestic market would increase.

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of November 2014, current U.S. ethanol production capacity was approximately 14.93 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of November 2014, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

The largest ethanol producers include: Abengoa Bioenergy Corp.; Archer Daniels Midland Company; Cargill, Inc.; Flint Hills Resources, LP; Green Plains Renewable Energy, Inc.; POET, LLC and Valero Renewable Fuels. Producers of this size may have an advantage over us from economies of scale and stronger negotiating positions with purchasers. We market our ethanol primarily on a regional and national basis. We believe that we are able to reach the best available markets through the use of experienced ethanol marketers and by the rail delivery methods we use. Our plants compete with other ethanol producers on the basis of price, and, to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices.

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

Ethanol Marketing

ABE South Dakota entered into marketing agreements (“Ethanol Marketing Agreements”) with Gavilon, LLC, a commodity marketing firm, and affiliated companies and successors (collectively “Gavilon”), on May 4, 2012 (amended on July 31, 2012 and May 15, 2014). The Ethanol Marketing Agreements require that we sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota plants. The terms of the Ethanol Marketing Agreements began on August 1, 2012 and expire on June 30, 2016. In December 2013, the Gavilon energy segment was acquired by NGL Energy Partners, LP (“NGL”).

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

CO-PRODUCTS

Sales of distillers’ grains have represented 17.7%, 21.4%, and 18.7% of our revenues for the years ended September 30, 2014, 2013, and 2012, respectively. When the plants are operating at capacity, they produce approximately 258,000 tons of dried distillers’ grains equivalents per year, approximately 17 pounds per bushel of corn used. Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets.

In April 2012, we installed corn oil extraction technology at our Aberdeen plant. Corn oil systems are designed to extract non-edible corn oil during the thin stillage evaporation process immediately prior to production of distillers’ grains. Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than the water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers’ grains.

Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Our corn oil is primarily sold by truck to biodiesel manufacturers.

Competition

In the sales of distillers’ grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 70% of our distillers’ grain revenues from the sale of dried distillers’ grains, which have an indefinite shelf life and can be transported by truck or rail, and 30% from the sale of modified or wet distillers’ grains, which have a shorter shelf life and are typically sold in local markets via truck.

We compete with other ethanol producers in the sale of corn oil. Many producers have added corn oil technology to their facilities.

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) for marketing the sale of ethanol co-products produced at the Huron plant. ABE South Dakota has a marketing agreement with NGL (formerly Gavilon, LLC) for dried distillers’ grains produced at the Aberdeen plants which became effective July 1, 2013. The marketing agreement with NGL requires NGL to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Aberdeen plants through July 31, 2016. The Aberdeen plant self-markets its wet and modified distillers’ grains.

ABE South Dakota is party to an agreement with Gavilon Ingredients, LLC, to market all the corn oil produced by the Aberdeen plant through September 30, 2015.

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

Corn mash left over from distillation is pumped into a centrifuge for dewatering. The liquid from the centrifuge, known as thin stillage, is then pumped from the centrifuges to an evaporator, where it is concentrated into a syrup. The solids that exit the centrifuge, known as the wet cake, are conveyed to the dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process produces distillers’ grains with solubles, which is used as a high-protein/fat animal-feed supplement. Dry-mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles, known as dry distillers’ grains. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets.

Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers’ grains. The corn oil is then pumped into storage tanks before being loaded onto trucks for sale.

RAW MATERIALS

Corn

In 2013, the ethanol industry consumed approximately 5.1 billion bushels of corn, which approximated 36% of the 13.9 billion bushels of 2013 domestic corn production according to the U.S. Department of Agriculture.

Our production facilities produce ethanol by using a dry-mill process, which yields approximately 2.8 gallons of denatured ethanol per bushel of corn. When our South Dakota facilities are operating at capacity, they require approximately 30 million bushels of corn per year. We have a grain origination agreement with South Dakota Wheat Growers Association (“SDWG”) to originate, store and deliver corn to the Aberdeen and Huron plants. Although our agreement with SDWG allows us to purchase corn from other sources we have historically not done this. Our agreement with SDWG expires in November 2016.

We purchase corn from SDWG through forward fixed-priced contracts, forward basis contracts and daily spot pricing. Our forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed-prices or prices based on the Chicago Board of Trade (“CBOT”) prices.

Natural Gas

When our South Dakota facilities operate at capacity, they require approximately 2.4 million British Thermal Units (“mmbtu”) of natural gas per year. Natural gas prices and availability are affected by weather conditions and overall economic conditions. We have constructed our own natural gas pipeline for the Aberdeen plant. This pipeline originates at a mainline and allows our Aberdeen plant to source gas from various national marketers without paying transportation cost to the local utility. Our Huron plant does not have an owned pipeline and is subject to additional transportation charges. The Huron plant generally purchases its natural gas from national suppliers. Natural gas prices can be volatile; therefore from time to time we use hedging strategies to reduce our exposure to natural gas price increases.

Shipment of Ethanol by Rail Car

We transport our ethanol to our customers primarily via tanker rail cars. As of September 30, 2014, we are leasing ethanol tank cars under leases that expire at varying times over the next five years. Over the past several years, there has been an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil. This congestion has affected our ability to have our tanker rail cars return to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints. The Company is moving forward with alternatives to lessen the dependence on rail service, including the addition of one million gallons of denatured ethanol storage at the Aberdeen plant expected to be operational in December 2015. We are also evaluating additional storage capacity at the Huron plant.

ENVIRONMENTAL MATTERS

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. Any violation of these laws and regulations or permit conditions could result in substantial fines, natural resource damage, criminal sanctions, and damage claims from third parties, and permit revocations or facility shutdowns. We believe we are currently in substantial compliance with environmental laws and regulations and do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. However, our business is still subject to risks associated with environmental and other regulations and associated costs. Protection of the environment requires us to incur expenditures for equipment, processes and permitting. We use various pollution control equipment in our production facilities. In 2014, we constructed a new hammermill at our Huron plant to improve and better control our corn grind. In conjunction with the new hammermill, we replaced our existing baghouse. The new baghouse will improve emissions control and allow us to continue to maintain applicable regulatory compliance. In the first quarter of fiscal 2015, we installed a Continuous Emissions Monitoring System “CEMS” at our Aberdeen plant in order to allow us to burn increased levels of natural gas while ensuring compliance with emissions regulations. The total capital expenditure related to the bag house and CEMS unit was approximately $420,000.

EMPLOYEES

As of December 15, 2014, we had 80 full-time employees. None of our employees are covered by a collective bargaining agreement.

SEASONALITY

Our operating results are influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary products, ethanol and distillers’ grains. Historically, the spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas however, tends to move opposite of corn and tends to be lower in the spring and summer and higher in the fall and winter. The price of distillers’ grains tends to rise during the fall and winter cattle feeding seasons and be lower in the spring and summer when pasture grazing is readily available, although this effect can be mitigated if export markets are strong.

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

Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas, and by the selling price for ethanol, distillers’ grains, corn oil and gasoline, which are commodities. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no control.

Our revenues exclusively depend on the market prices for ethanol, distillers’ grains and corn oil. These prices can be volatile due to a number of factors, including overall supply and demand, the price of corn, the price of and demand for gasoline, the level of government support and the availability and price of competing products.

Certain members beneficially own a large percentage of our units, which may allow them to collectively control substantially all matters requiring member approval and, certain of our principal members, including Hawkeye Energy Holdings, LLC and Clean Energy Capital, LLC (f/k/a Ethanol Capital Management, LLC) (“CEC”), have been granted other special voting rights.

In August 2009, we and each of our then current directors, South Dakota Wheat Growers Association, CEC and Hawkeye executed a Voting Agreement (the “Voting Agreement”). The Voting Agreement, among other things, requires the parties to (a) nominate for election to the board two designees of Hawkeye, two designees of CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of these designees, (c) vote (or act by written consent) all units (or other voting equity securities) of the Company they beneficially own, hold of record or otherwise control at any time, in person or by proxy, to elect each of the designees to the board, (d) not take any action that would result in (and take any action necessary to prevent) the removal of any of the designees from the board or the increase in the size of the board to more than nine members without the consent of the Hawkeye, CEC and Chief Executive Officer, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. The Company has also granted Hawkeye board observation rights under the Voting Agreement. At December 1, 2014, the parties to the Voting Agreement held in the aggregate approximately 57% of the outstanding units of the Company.

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

We are required to sell substantially all of our ethanol to NGL Energy Partners LP (“NGL”, f/k/a Gavilon), which may place us at a competitive disadvantage and reduce profitability.

The Company’s operating subsidiary, ABE South Dakota entered into marketing agreements (“Ethanol Marketing Agreements”) with Gavilon, LLC, a commodity marketing firm, and affiliated companies and successors (collectively “Gavilon”), on May 4, 2012, (amended on July 31, 2012). The Ethanol Marketing Agreements require ABE South Dakota to sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota plants. The terms of the Ethanol Marketing Agreements began on August 1, 2012, and expire on December 31, 2015. ABE South Dakota recently extended the term of the Ethanol Marketing Agreements to June 30, 2016 in conjunction with an amendment to extend the term of a railcar sublease.

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

In December 2013, Gavilon was acquired by NGL. We depend upon NGL to market the ethanol we produce, and we sublease from NGL a majority of the ethanol rail cars we use to transport our ethanol to customers. Should we be unable to renew these agreements with NGL, our liquidity and profitability could be adversely affected, as we may be unable to find similar pricing and payment terms from other marketers.

We depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.

We currently have agreements with a third-party marketing firm, NGL, to market all of the ethanol we produce from our facilities. We contract with third parties to market the sale of most of the distillers’ grains produced at our South Dakota plants, and corn oil produced at the Aberdeen plant. If the ethanol or co-product marketers breach their contracts or do not have the ability, for financial or other reasons, to market all of the ethanol we produce or to market the co-products produced at the South Dakota plants, we may not have any readily available alternative means to sell our products. Our lack of a sales force and reliance on third parties to sell and market most of our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and co-products may result in lower revenues and reduced profitability.

We are exposed to credit risk resulting from non-payment by significant customers.

We have a concentration of credit risk since our subsidiary generally sells all of its ethanol to a single customer. Although payments are typically received within twenty days from the date of sale for ethanol and distillers’ grains, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to make payments to us for our accounts receivable or to provide inventory to us on advance may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due. As of September 30, 2014, the total receivable balance at ABE South Dakota was $4.2 million of which 97% was due from three customers.

Our profitability depends on the spread between ethanol and corn prices, which can vary significantly.

Gross profit on gallons produced at our facilities, which accounts for the substantial majority of our operating income, is principally dependent on the spread between ethanol and corn prices.

The price of corn is influenced by weather conditions (including droughts or excess rainfall) and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. Conversely, ethanol prices are primarily influenced by market demand and can fluctuate widely depending on industry-wide ethanol inventory levels.

Declining oil prices and resultant lower gas prices may materially affect ethanol pricing and demand.

Ethanol has historically traded at a discount to gasoline; however with the recent decline in oil prices ethanol is currently trading at a premium to gasoline causing a disincentive for discretionary blending of ethanol beyond the required 10% blend rate. Consequently, there may be a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we use in our manufacturing process.

Natural gas costs represented approximately 9.4% of our cost of goods sold in the year ended September 30, 2014. We rely upon third parties for our supply of natural gas, which is consumed in the production of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, hurricanes in the Gulf of Mexico, and the recent expansion of hydraulic fracturing in the U.S. which has expanded domestic supplies, and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to produce ethanol. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. Natural gas prices over the period from October 1, 2011 through September 30, 2014, based on the New York Mercantile Exchange or NYMEX, daily futures data, have ranged from a low of $1.91 per million British Thermal Units, or mmbtu, on April 19, 2012 to a high of $6.49 per mmbtu on February 24, 2014. At September 30, 2014, the NYMEX price of natural gas was $4.12 per mmbtu.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results.

We are exposed to a variety of market risks, including the effects of changes in commodity prices. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. We cannot ensure that we will not experience hedging losses in the future. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, failure to have adequate capital to use various hedging strategies, may expose us to substantial risk of loss, or result in a loss for our company. Currently, we do not engage in the use of derivative contracts; however we may in the future.

Our lack of business diversification could result in adverse operating results if our revenues from our primary products decrease.

Our business consists of the production and sale of ethanol, distillers’ grains, and corn oil. We do not have any other lines of business or other potential sources of revenue. Our lack of business diversification could cause us to shut down operations and be unable to meet financial obligations if we are unable to generate positive cash flows from the production and sale of ethanol and co-products because we do not currently expect to have any other lines of business or alternative revenue sources.

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

According to the RFA, domestic ethanol production capacity has increased dramatically from 1.7 billion gallons per year in January 1999 to 14.9 billion gallons per year as of November 2014. In addition to this increase in production capacity, excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply, which could result from a number of factors, including but not limited to, regulatory developments, reduced exports and reduced gasoline consumption in the U.S. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. In August 2012, the Federal government issued regulations to increase fuel efficiency and reduce greenhouse gas pollution for all new cars and trucks sold in the United States. These new standards will cover cars and light trucks for Model Years 2017-2025, requiring performance equivalent to 54.5 mpg in 2025. These standards are likely to reduce the overall demand for gasoline, and therefore ethanol.

Any increase in the supply of distillers’ grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers’ grains. A decline in the price of distillers’ grains, or the distillers’ grains market generally, could have a material adverse effect on our business, results of operations and financial condition.

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

The price of distillers’ grains is affected by the price of other commodity products; decreases in the price of these commodities could decrease the price of distillers’ grains.

Distillers’ grains compete with other protein-based animal feed products. The price of distillers’ grains may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as corn and soybean meal, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers’ grains. Because the price of distillers’ grains is not tied to production costs, decreases in the price of distillers’ grains will result in us generating less revenue and lower profit margins.

Proposed regulations governing the production and sale of animal feeds, including distillers’ grains, may change our operating procedures and increase our operating costs, and could affect the export markets for distillers’ grains.

Food Safety Modernization Act (“FSMA”)

In 2011, President Obama signed the FSMA, which is intended to strengthen the food safety system in the United States. The U.S. Food and Drug Administration (“FDA”) will administer the law, which will require food producers, including distillers’ grains producers, to document, implement and monitor preventative contamination controls in the food production process. On March 26, 2014, FDA published a Federal Register notice inviting comments on issues related to the FSMA amendments. On June 17, 2014, FDA re-opened the comment period by an additional 60 days. The ethanol industry is monitoring the FDA comment process to determine the potential impact on the industry. The implementation of the final regulations may change our operating procedures for the production, handling and sale of distillers’ grains, and may increase our operating and compliance costs.

Distillers’ Grains Exports to China

China is currently the largest export market for U.S. dry distillers’ grains, reaching 4.49 million metric tons in 2013, or 46% of all distillers’ grains exported. The Chinese government recently signaled its intent to regulate the quality of food imports into China. To achieve this goal, the China AQSIQ (General Administration of Quality Supervision, Inspection and Quarantine) agency indicated that it will require U.S. food producers to register and comply with Chinese food preparation guidelines, and the U.S. government to monitor the production of food products in the U.S. that are exported to China, in a manner similar to the system proposed under the FSMA.

In November 2013, Chinese authorities rejected corn shipments to China because the cargoes included MIR162, a variety of genetically engineered, insect-resistant corn that has been approved in the United States and a number of other countries but not in China. In June 2014, quarantine authorities in China stopped issuing permits for the import of dried distillers’ grains from the United States due to the presence of MIR162 in shipments.

On December 16, 2014, the United States Secretary of Agriculture announced that Chinese officials had advised him that China would be lifting the ban on MIR162. While the United States government is still awaiting the official regulatory announcement from China regarding the approval of this policy, the Company believes that after the official announcement is made, the ban on distillers’ grains will be lifted as well.

If China fails to lift the ban on MIR162, it could have the effect of continuing to decrease demand for distillers’ grains and decrease distillers’ grain prices in the domestic market by decreasing worldwide demand.

Growth in the sale and distribution of ethanol depends on the changes in and expansion of related infrastructure, which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. In 2013, the United States consumed 13.2 billion gallons of ethanol representing 9.8% of the 134.5 billion gallons of finished motor gasoline consumed according to the RFA. Ethanol plants in the United States produced 13.3 billion gallons in 2013, approximately the same number of gallons as were produced in 2012. The demand for ethanol is affected by what is commonly referred to as the “blending wall”, which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 133.5 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.3 billion gallons of ethanol per year. In order to expand demand for ethanol, higher percentage blends must be used in standard vehicles.

To drive growth in ethanol usage, Growth Energy requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. A final decision, announced on October 13, 2010, allows for E15 usage in 2007 and newer vehicles, and was updated on January 21, 2011 to include 2001 to 2006 vehicles. Although regulatory issues remain in many states, E15 is now available in limited locations in 12 states.

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

A current focus in ethanol production research is the development of an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. This focus is driven by governmental mandates including the Renewable Fuels Standard, as most recently amended (“RFS2”), and the fact that cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Furthermore, ethanol produced from cellulose based biomass is generally considered to emit less carbon emission than ethanol produced from corn. If an efficient method of producing ethanol from cellulose-based biomass is developed and commercialized on a large scale, we may not be able to compete effectively. There is a commercial scale cellulosic ethanol plant currently operational and others are currently under construction. We currently do not believe it will be cost-effective to convert our existing plants into cellulose-based biomass facilities. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue and operate profitably will be negatively affected.

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

The market for ethanol and other biofuels is highly competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, geographic diversity, name recognition and financial, marketing and other resources than we do. We compete directly or indirectly with large companies, such as Abengoa Bioenergy Corp.; Archer Daniels Midland Company; Cargill, Inc.; Flint Hills Resources, LLC; Green Plains Renewable Energy, Inc.; POET, LLC and Valero Energy Corporation and with other companies that are seeking to develop large-scale ethanol plants and alliances. Pressure from our competitors could require us to reduce our prices or increase our spending for marketing, which would erode our margins and could have a material adverse effect on our business, financial condition and results of operations.

Imported ethanol may be a less expensive alternative to domestic ethanol, which would cause us to lose market share and reduce the value of your investment.

Brazil is currently the world’s second largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which can be less costly to produce than U.S. corn-based ethanol. Now that import tariffs have been removed, a significant barrier to entry into the U.S. ethanol market has been eliminated. Competition from ethanol imported from Brazil or other Caribbean or Central American countries may affect our ability to sell our ethanol profitably.

RISKS RELATED TO ETHANOL PRODUCTION

Operational difficulties at our plants could negatively affect our sales volumes and could cause us to incur substantial losses.

Our operations are subject to unscheduled downtime and operational hazards inherent to our industry, such as equipment failures, utility outages, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation disruptions and accidents and natural disasters. We may have difficulty managing the process maintenance required to maintain our nameplate production capacities. If our ethanol plants do not produce ethanol and distillers’ grains at the levels we expect, our business, results of operations, and financial condition may be materially adversely affected.

Improperly trained employees may not follow procedures, resulting in damage to certain parts of the ethanol production facility, which could negatively affect operating results if our plants do not produce ethanol and its by-products as anticipated.

The production of ethanol and distillers’ grains demands continuous supervision and judgments regarding mixture rates, temperature and pressure adjustments. Errors of judgment due to lack of training or improper manufacturer instructions could send chemicals into sensitive areas of production, which may reduce or halt ethanol or distillers’ grains production at our facilities.

Rail traffic congestion may affect our ability to return our tanker rail cars to our plants on a timely basis, and could require us to reduce or cease production in the event we exceed our ethanol storage capacity.

There has been an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil. This congestion is affecting our ability to have our tanker rail cars return to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints. In response to the rail congestion issues we commenced construction of an additional one million gallons of denatured ethanol storage at our Aberdeen, South Dakota plant location in October 2014. The additional storage is expected to be operational in early January 2015 and will increase the total denatured ethanol storage at the Aberdeen plant to approximately two million gallons.

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

In November 2014, the EPA announced that it was not going finalize the 2014 RVO requirement for the RFS allowing the EPA to take additional time to make the appropriate decision and review the underlying methodology to establish the 2014 RVO requirement. The EPA expects to announce the 2014 RVO requirement sometime in 2015.

Current ethanol production capacity is approximately 14.9 billion gallons according to the RFA. Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

The U.S. Department of Transportation may require the tanker cars we use to transport ethanol to be replaced or retrofitted to meet new rail safety standards being proposed.

We use tanker rail cars to transport the majority of the ethanol produced at our facilities. We currently have 294 tanker cars under lease. The tanker cars used by our company and the rest of the ethanol industry are DOT-111 tanker cars; these are the same type of tanker cars used by the oil industry. Due to increased oil production in the U.S. over the past several years, there has recently been very high demand for these cars and the market has tightened dramatically.

In response to various incidents on the rail system involving the transportation of crude oil products, the Department of Transportation (“DOT”) has proposed safety regulations surrounding the transportation of highly flammable liquids, which includes not only crude oil products, but ethanol. Based on the proposed regulations, the DOT-111 currently being used by the industry would have to be phased out over the period of four years. Current DOT-111 cars may have to be retrofitted or replaced, and there could be a shortage of compliant tanker cars. This could have an adverse impact on our operations, as we may be faced with drastically increased lease costs if the regulations are adopted. We may also be forced to retrofit the tanker cars we have under lease, which could have an adverse impact on our business both in the cost of the retrofits as well as potential disruption to our production as a result of cars being out of service while they are retrofitted.

Imported ethanol could undermine the ethanol industry in the U.S.

Imported ethanol is no longer subject to any tariffs since December 31, 2011. Since production costs for ethanol in many countries may be less from time to time than what they are in the U.S., the duty-free import of ethanol may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.

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

ITEM 2.	PROPERTIES

The table below provides a summary of our ethanol plants in operation as of September 30, 2014. We currently own each of these facilities.

Location	Opened	Estimated Annual Ethanol Production	Estimated Annual Distillers’ Grains Production(1)	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000’s Tons)	(Million bushels)
Aberdeen, SD(2)	December 1992	9	27	3.2	Natural Gas
Aberdeen, SD(2)	January 2008	44	134	15.7	Natural Gas
Huron, SD	September 1999	32	97	11.4	Natural Gas

Consolidated		85	258	30.3

(1)	Our plants produce and sell wet, modified, and dried distillers’ grains. The stated quantities are on a fully dried basis operating at nameplate capacity.
(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis.

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

Holders

There were 1,221 holders of record of our units as of November 20, 2014.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during fiscal 2014.

Distributions

In December 2012, after the sale of the Fairmont facility, we paid a distribution of $4.15 per unit to our unit holders. Our board of directors declared a cash distribution of $0.31 per unit on September 18, 2013, which was paid out in October 2013. In June 2014, our board of directors declared a cash distribution of $0.48 per unit, which was paid out in June 2014. We did not make any distributions in the fiscal year ended September 30, 2012 with the exception of a deemed distribution related to Nebraska withholding taxes on our non-resident unit holders. Subject to any loan covenants or restrictions with any lenders, we may elect to make future distributions to our members in proportion to the units that each member holds relative to the total number of units outstanding. There can be no assurance that we will ever be able to pay any subsequent distributions to our unit holders.

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

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities in the fourth quarter of fiscal 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The equity securities outstanding as of September 30, 2014 under equity compensation plans are the January 2013 Unit Appreciation Rights to the Company’s Chief Executive Officer Richard Peterson. The following table provides information as of September 30, 2014 with respect to Company’s Units under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	200,000	$0.36	None

Total	200,000		None

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated income statement data and other financial data for the years ended September 30, 2011 and 2010 and as of September 30, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of September 30, 2014 and 2013 and the selected consolidated income statement data and other financial data for each of the three years in the period ended September 30, 2014 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

This selected financial data includes comparative income statement data whose presentation has been adjusted for the effects of discontinued operations, due to the sale of the Fairmont facility in December 2012.

	Years Ended September 30,
	2014	2013(2)	2012	2011	2010(1)
	(in thousands, except per unit data)
Income statement data:
Ethanol and related product sales	$198,347	$240,745	$230,499	$238,125	$157,163
Other revenues	430	1,242	366	358	670

Total net sales	198,777	241,987	230,865	238,483	157,833
Cost of goods sold	165,171	240,056	233,241	241,671	144,749

Gross profit (loss)	33,606	1,931	(2,376)	(3,188)	13,084
Selling, general and administrative expenses	4,833	6,760	6,265	4,473	4,789
Arbitration settlement expense	—	—	—	3,791	960
Impairment of long-lived assets	—	—	—	—	—

Operating income (loss)	28,773	(4,829)	(8,641)	(11,452)	7,335
Other income	1383	270	59	146	50
Gain on extinguishment of debt	—	—	—	—	17,660
Debt restructuring costs	—	—	—	—	(2,149)
Interest expense	(710)	(2,884)	(608)	(325)	(7,121)
Interest income	35	19	37	24	30

Income (loss) from continuing operations	29,481	(7,424)	(9,153)	(11,607)	15,805

Income (loss) from discontinued operations	—	79,179	(614)	13,416	15,416

Net income (loss)	$29,481	$71,755	$(9,767)	$1,809	$31,221

Basic weighted units outstanding	25,411	25,333	24,714	24,710	19,752
Diluted weighted units outstanding	25,411	25,333	24,734	24,710	19,752
Income (loss) per unit basic	$1.16	$2.83	$(0.40)	$0.07	$1.58
Income (loss) per unit diluted	$1.16	$2.83	$(0.40)	$0.06	$1.58

	As of September 30,
	2014	2013	2012	2011	2010
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$21,982	$27,796	$11,210	$18,725	$22,772
Property and equipment, net	49,644	58,645	151,654	164,821	181,701
Total assets	87,617	112,541	211,637	232,176	246,197
Total debt	45,563	77,847	132,734	147,956	166,715
Total equity	34,507	17,223	55,883	65,646	63,818

(1)	The fiscal 2010 results include the ABE South Dakota debt restructuring.
(2)	The fiscal 2013 results include the sale of the Fairmont facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Advanced BioEnergy, LLC (“Company,” “we,” “our,” “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers’ grains, as well as corn oil. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. Ethanol is most commonly sold as E10. Increasingly, ethanol is also available as E85, which is a higher percentage ethanol blend for use in flexible-fuel vehicles. Ethanol has also recently become available in several states in limited locations as E15.

To execute our business plan, in November 2006 we acquired ABE South Dakota, LLC (“ABE South Dakota”) f/k/a Heartland Grain Fuels, LP, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We began construction of our new facility in Aberdeen, South Dakota in April 2007, and began operations in January 2008. Our production operations are carried out primarily through our operating subsidiary ABE South Dakota which owns and operates plants in Aberdeen and Huron, South Dakota. Our subsidiary ABE Fairmont owned and operated a plant in Fairmont, Nebraska plant until December 2012. ABE Fairmont has minimal activity subsequent to the sale noted below.

On October 15, 2012, the Company and its wholly-owned subsidiary ABE Fairmont, LLC entered into an asset purchase agreement under which the Company and ABE Fairmont, LLC agreed to sell substantially all of the assets of ABE Fairmont’s ethanol and related distillers’ and non-food grade corn oil businesses located in Fairmont, Nebraska (the “Asset Sale”) to Flint Hills Resources, LLC. The Asset Sale was completed on December 7, 2012.

The purchase price for the Asset Sale was $160.0 million, plus the value of ABE Fairmont’s inventory at closing. The inventory closing value was $10.7 million, of which $9.6 million was paid at closing and the remaining $1.1 million was paid in February 2013. Of the gross proceeds, $12.5 million was paid into an escrow account to secure the indemnification of the Company and ABE Fairmont, with scheduled release dates on the 9-month and 18-month anniversary of closing. The Company received $4.5 million of the escrow in September 2013 and the remaining $8.0 million of escrow in June 2014. The net proceeds received at closing were used to pay down all outstanding debt at ABE Fairmont, as well as pay a distribution of approximately $105.5 million to the unit holders of the Company in December 2012.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one operating segment.

Location	Opened	Estimated Annual Ethanol Production	Estimated Annual Distillers’ Grains Production(1)	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000’s Tons)	(Million bushels)
Aberdeen, SD(2)	December 1992	9	27	3.2	Natural Gas
Aberdeen, SD(2)	January 2008	44	134	15.7	Natural Gas
Huron, SD	September 1999	32	97	11.4	Natural Gas

Consolidated		85	258	30.3

(1)	Our plants produce and sell wet, modified, and dried distillers’ grains. The stated quantities are on a fully dried basis operating at full production capacity.
(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis.

We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We believe that these plants are adequately insured for replacement cost plus related disruption expenditures.

PLAN OF OPERATIONS THROUGH SEPTEMBER 30, 2015

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

RESULTS OF OPERATIONS

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2014 and fiscal 2013 for our South Dakota plants only:

	Year Ended September 30, 2014		Year Ended September 30, 2013
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol sold (gallons)	77,896	$2.07	81,518	$2.29
Dried distillers grains sold (tons)	155	165.01	141	221.81
Wet/modified distillers grains sold (tons)	159	60.80	217	94.58
Corn oil sold (pounds)	7,192	0.25	7,950	0.31
Corn consumed (bushels)	27,690	3.94	28,377	6.76
Natural gas consumed (mmbtus)	2,307	6.74	2,277	4.12

Net Sales

Net sales for fiscal 2014 were $198.8 million, compared to $242.0 million for fiscal 2013, a decrease of $43.2 million or 18%. The decrease was a result of lower net ethanol and distillers’ prices and a decline in total production output for both ethanol and distillers’. The decline in ethanol and distillers prices is the result of various factors including but not limited to market demand for our products, the spread between ethanol/distillers and corn prices and overall gasoline demand. Ethanol gallons sold were down 3.6 million gallons or 4% in fiscal 2014, compared to fiscal 2013. Ethanol gallons sold were impacted by overall rail service issues which directly affected our ability to maintain production rates at various times throughout fiscal 2014. The reduced production rates also impacted distillers’ production volumes which also contributed to the decrease in net sales in fiscal 2014.

Cost of Goods Sold

Cost of goods sold for fiscal 2014 was $165.2 million, compared to $240.1 million for fiscal 2013, a decrease of $74.9 million. The decrease in corn costs represented a majority of the decline in cost of goods sold in fiscal 2014. Corn costs represented 66% and 80% of cost of sales for the fiscal years 2014 and 2013, respectively. Corn prices declined approximately 42% in fiscal 2014 compared to fiscal 2013. The decrease in corn prices was primarily driven by the stronger corn harvest in the fall of 2013 resulting in a significant increase in the supply of corn available to the market as compared to the drought-impacted harvest in the fall of 2012. We used 2% fewer corn bushels in fiscal 2014, compared to fiscal 2013. The overall decline in corn bushels used was the result of lower production in fiscal 2014 which was partially offset by a decline in corn-to-ethanol yield experienced over the same period.

Natural gas costs represented 9% and 4% of cost of sales for fiscal years 2014 and 2013, respectively. The cost of natural gas per mmbtu increased 64% in fiscal 2014, compared to fiscal 2013. The increased cost of natural gas was due to extremely cold temperatures and other service disruptions experienced primarily between December 2013 and March 2014 resulting in higher natural gas prices throughout the U. S. Although overall production was lower in fiscal 2014, our natural gas consumption remained constant due to the colder temperatures and an increase in the production of dried distillers’ versus modified/wet distillers’ by approximately 10%. The increase in dried distillers’ production was driven by stronger profitability opportunities in dried distillers’ pricing for most of fiscal 2014.

Other significant increases consisted of tanker rail car lease costs. Tanker rail car lease costs increased in fiscal 2014 by approximately 29% or $0.8 million due to new tanker leases we signed during fiscal 2014 for additional tanker cars added to the overall fleet on a short-term, less than one year, basis.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs decreased by approximately $1.9 million to $4.8 million in fiscal 2014, compared to fiscal 2013. As a percentage of net sales, fiscal 2014 selling, general and administrative expenses decreased to 2.4%, compared to 2.8% for fiscal 2013. The decrease was primarily a result of several non-recurring expenses incurred in fiscal 2013 related to the sale of the Fairmont facility. An additional $0.4 million of non-recurring charges related to the sale of the Fairmont facility were recorded in fiscal 2014.

Excluding these non-recurring costs incurred in both fiscal 2014 and 2013, the administrative costs for fiscal 2014 increased to $4.4 million, which was 2.2% of net sales, compared to $4.2 million or 1.7% of net sales for fiscal 2013.

Interest Expense

Interest expense for fiscal 2014 was $0.7 million, compared to $2.9 million for fiscal 2013, a decrease of $2.2 million. Fiscal 2013 included a $1.4 million mark-to-market loss on a warrant derivative exercised. In addition, fiscal 2013 included $0.7 million of default interest, and waiver fee amortization of $0.1 million. Fiscal 2014 interest expense included $2.7 million of variable rate interest related to our outstanding debt, $0.3 million of default interest and $0.1 million of waiver fee amortization. The preceding fiscal 2014 interest expense items were off-set by $2.4 million of deferred gain from interest waived as part of the fiscal 2010 debt restructuring.

Income from Discontinued Operations

There was no discontinued operations activity in fiscal 2014. Income from Discontinued Operations was $79.2 million for fiscal 2013. Fiscal 2013 included a gain on sale of the Fairmont facility of $76.7 million as well as two months of operations of the Fairmont facility through December 7, 2013.

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2013 and fiscal 2012 for our South Dakota plants only:

	Year Ended September 30, 2013		Year Ended September 30, 2012
	Sold/Consumed	Average	Sold/Consumed	Average
	(In thousands)	Net Price/Cost	(In thousands)	Net Price/Cost
Ethanol sold (gallons)	81,518	$2.29	78,731	$2.37
Dried distillers’ grains sold (tons)	141	221.81	125	198.33
Wet/modified distillers’ grains sold (tons)	217	94.58	245	75.22
Corn oil sold (pounds)	7,950	0.31	2,548	0.37
Corn consumed (bushels)	28,377	6.76	27,592	6.41
Natural gas consumed (mmbtu)	2,277	4.12	2,171	3.84

Net Sales

Net sales for fiscal 2013 were $242.0 million, compared to $230.9 million for fiscal 2012, an increase of $11.1 million or 5%. The increase was comprised of higher distillers’ grains sales of $8.7 million, higher corn oil sales of $1.5 million, and sales of excess RIN credits of $0.9 million. Excess Renewable Identification Number (“RIN”) credits are generated primarily from sales of E-85 ethanol and can be sold at current market prices to interested parties. The Company ceased sales of E-85 during fiscal 2013.

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

Distillers’ grains sales increased due to a 14% rise in the average selling price per ton of distillers’ grains gallon in fiscal 2013, compared to 2012. The increase in prices was a result of higher corn prices and tighter supplies due to lower U.S. production and increased export demand from Asia, particularly China. The Company also sold approximately 5% more tons due to higher fiscal 2013 production.

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

Changes in Financial Position for the Year ended September 30, 2014

Current Assets

The decrease in current assets at September 30, 2014 compared to September 30, 2013 of $15.8 million was primarily due to the distribution of a cash dividend to unit holders of $7.9 million or $0.31 per unit in October 2013. An additional distribution of $12.2 million or $0.48 per unit was paid in June 2014, consisting of cash received from the final escrow payment from the Fairmont sale of $8.0 million and $4.2 million from existing cash resources. Accounts receivables also declined by $4.4 million at fiscal 2014 year end.

Property, Plant and Equipment

The $9.0 million decrease in property, plant and equipment at September 30, 2014 compared to September 30, 2013 was primarily due to recognition of $10.8 million of depreciation expense in fiscal 2014, partially offset by $1.8 million of capital expenditures.

Current Liabilities

Accounts payable and accrued expenses decreased by $2.0 million at September 30, 2014 compared to September 30, 2013 primarily due to timing of payments to vendors.

At September 30, 2013, there was a distribution payable of $7.9 million due to a $0.31 per unit distribution declared in September 2013 and paid in October 2013.

At September 30, 2013, the full balance of third party debt at ABE South Dakota was classified as a current liability due to outstanding defaults on the senior credit agreement. At September 30, 2014 the defaults on the senior credit agreement had been cured and the debt reclassified as current and long-term.

Long-term Debt

Long-term debt related to ABE South Dakota was $40.7 million at September 30, 2014. Long-term was classified as current debt at September 30, 2013 due to the credit agreement default outstanding at that time. ABE South Dakota has paid $28.6 million in principal payments since September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2014, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has minimal activity following the sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. There are provisions contained in the financing agreements at ABE South Dakota preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the ABE South Dakota financing agreements.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $9.0 million on hand at September 30, 2014. ABE did not have any debt outstanding as of September 30, 2014. Until June 2014, ABE’s primary source of operating cash came from charging a monthly management fee to ABE South Dakota for management services provided to ABE South Dakota. The primary management services provided included risk management, accounting and finance, human resources and other general management related responsibilities.

Due to personnel reductions and other changes in the Company since the sale of the Fairmont plant, the Company re-evaluated the administrative services agreement with ABE South Dakota. The outcome of the re-evaluation resulted in termination of the administrative services agreement as of June 30, 2014 in conjunction with an overall change in the Company structure. The change in Company structure resulted in ABE employees becoming direct employees of ABE South Dakota. Accordingly, beginning in July 2014, ABE South Dakota no longer pays the Company a management fee for services.

From time to time, ABE may also receive certain allowable distributions from ABE South Dakota based on the terms and conditions in its senior credit agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2014 financial results.

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

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $0.11 million on hand at September 30, 2014, which is unrestricted and can be distributed to Advanced BioEnergy at any time.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $12.9 million and $4.4 million of restricted cash on hand at September 30, 2014. The restricted cash consists of $3.0 million for a debt service payment reserve, and $1.4 million in an account for maintenance capital expenditures. As of September 30, 2014, ABE South Dakota had interest- bearing term debt outstanding of $40.0 million.

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

ABE South Dakota agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as long-term, non-interest bearing debt. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $275,000, payable in installments in fiscal 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing the fee to interest expense over the remaining life of the debt.

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

As of September 30, 2013, ABE South Dakota had not replenished the debt service reserve under the Senior Credit Agreement to the greater of six months of principal and interest or $3.0 million, or satisfied a non-financial requirement, both of which constituted events of default under the Senior Credit Agreement. The senior lenders waived the events of default through December 31, 2013.

As of December 31, 2013, ABE South Dakota funded the debt service reserve to the required level of $3.0 million and stopped accruing default interest which totaled $1.1 million. ABE South Dakota paid the default interest in January 2014, and the senior lenders waived the non-financial default through June 30, 2014. The non-financial default was satisfied in May 2014 and no additional waiver was necessary.

At September 30, 2014, ABE South Dakota had working capital of $16.4 million. Net working capital increased by $6.8 million since September 30, 2013.

Due to the favorable margin environment and consequent increase in working capital over the past 12 months, ABE South Dakota is no longer engaged in its discussions with the senior lenders regarding its overall capital structure. We believe we have adequate existing liquidity and cash flows from operations to fund capital requirements and the minimum annual principal and interest payments required under the terms of the Senior Credit Agreement for at least the next 12 months.

The Company believes that ABE South Dakota will be able to refinance its debt, or extend the maturity of that debt with its senior lenders or another lender, when the debt becomes due in March 2016.

CASH FLOWS

The following table shows our cash flows for the years ended September 30:

	Years Ended September 30
	2014	2013	2012
	(In thousands)	(In thousands)	(In thousands)
Net cash provided by operating activities	$39,506	$11,842	$17,595
Net cash provided by (used in) investing activities	3,436	161,447	(11,058)
Net cash used in financing activities	(48,756)	(156,703)	(14,052)

Cash Flow from Operations

Our cash flows from operations in fiscal 2014 were higher compared to fiscal 2013, primarily due to the increased margins in fiscal 2014.

Our cash flows from operations in fiscal 2013 were lower compared to fiscal 2012, primarily due to the sale of the Fairmont facility in the first quarter of fiscal 2013.

Cash Flow from Investing Activities

We received significantly less cash from investing activities in fiscal 2014 compared to fiscal 2013, primarily due to the sale of the Fairmont assets in fiscal 2013 noted below. In fiscal 2014, our restricted cash balances increased due to the replenishment of the debt service reserve and capital expenditure accounts at ABE South Dakota. We also had capital expenditures primarily related to efficiency improvements, including the installation of a new hammermill at our Huron facility.

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

Cash Flow from Financing Activities

We used less cash for financing activities in fiscal 2014 versus 2013 primarily due to lower overall debt payments and distribution payments related to the Fairmont sale, noted below. In fiscal 2014, we used $28.7 million toward normal principal and debt sweep payments at ABE South Dakota, and we used $20.1 million to pay distributions to members in October 2014 and June 2014.

We used more cash for financing activities in fiscal 2013 versus 2012 due to the pay down of all outstanding debt at ABE Fairmont after the sale of the facility in the first quarter of fiscal 2013 as well as normal principal payments of $3.7 million at South Dakota. In addition, we paid a cash distribution to unit holders of $104.5 million or $4.15 per unit from the proceeds of the sale of the Fairmont facility.

CREDIT ARRANGEMENTS

A summary of debt in effect at September 30, 2014 is as follows (in thousands, except percentages):

	September 30, 2014 Interest Rate	September 30, 2014	September 30, 2013
ABE South Dakota:
Senior debt principal—variable	4.23%	40,000	68,632
Restructuring fee	N/A	3,142	3,103
Additional carrying value of restructured debt	N/A	2,421	6,112

		45,563	77,847

Total outstanding		$45,563	$77,847

Additional carrying value of restructured debt	N/A	(2,421)	(6,112)

Stated principal		$43,142	$71,735

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2014.

	Years Ending September 30,
	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt obligations(1)	$4,763	$40,800	$—	$—	$—	$—	$45,563
Operating lease obligations(2)	4,676	3,980	2,485	1,587	1,082	—	13,810

Total contractual obligations	$9,439	$44,780	$2,485	$1,587	$1,082	$—	$59,373

(1)	Amounts represent principal and interest due under our credit facilities, assuming contractual maturities.
(2)	Operating lease obligations consist primarily of rail cars, mobile equipment and office space.

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

Commodity Sales and Purchase Contracts, Derivative Instruments

The Company currently does not enter into commodity futures and exchange-traded commodity options contracts for the sale of its products or purchases of its inputs. However, the Company does enter into forward sales contracts for ethanol, distillers and corn oil, and purchase contracts for corn and natural gas. The Company classifies these sales and purchase contracts as normal sales and purchase contracts and accordingly these contracts are not marked to market. These contracts provide for the sale or purchase of an item other than a financial instrument or derivative instrument that will be delivered in quantities expected to be sold or used over a reasonable period in the normal course of business.

Inventories

Chemicals and supplies, work in process, ethanol and distillers’ grains inventories are stated at the lower of weighted average cost or market.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of September 30, 2014, we had $40.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.4 million.

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

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the year ended September 30, 2014, sales of ethanol represented 81% of our total revenues and corn costs represented 66% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At September 30, 2014, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.59 and $3.21, respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 18% of our total revenues for the fiscal year ended September 30, 2014. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $95 per ton at September 30, 2014.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 9.4% of total cost of sales for the year ended September 30, 2014. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At September 30, 2014, the price of natural gas on the NYMEX was $4.12 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts which guaranteed prices on 5% of our ethanol gallons sold through December 2013. At September 30, 2013 we had entered into forward sale contracts representing 8% of our expected distillers’ grains production output through December 2013.

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

	Estimated at Risk Volume(1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	76.2	gallons	10.0%	$1.59	$12.1
Distillers grains	0.2	tons	10.0%	95.00	2.2
Corn	30.3	bushels	10.0%	3.21	9.7
Natural gas	2.4	mmbtus	10.0%	4.12	1.0

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 10% of our expected annual gallons capacity of 85 million gallons. The volume of distillers’ grains at risk is based on the assumption that we will enter into contracts for 9% of our expected annual distillers’ grains production of 258,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for none of our estimated current 30.3 million bushel annual requirement. The volume of natural gas is based on the assumption that we will continue to lock in none of our estimated gas usage.
(2)	Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of September 30, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Advanced BioEnergy, LLC

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with U. S. generally accepted accounting principles.

/s/ McGladrey LLP

Des Moines, Iowa

December 23, 2014

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2014	September 30, 2013
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,982	$27,796
Accounts receivable:
Trade accounts receivables	4,190	8,541
Other receivables	77	108
Inventories	4,046	4,538
Prepaid expenses	682	741
Current portion of restricted cash	5,945	10,961

Total current assets	36,922	52,685

Property and equipment, net	49,644	58,645
Other assets	1,051	1,211

Total assets	$87,617	$112,541

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,263	$5,745
Accrued expenses	3,234	3,770
Distribution payable	—	7,877
Current portion of long-term debt (stated principal amount of $3,117 and $71,735 at September 30, 2014 and September 30, 2013, respectively)	4,763	77,847

Total current liabilities	12,260	95,239

Other liabilities	50	79
Long-term debt (stated principal amount of $40,025 and $0 at September 30, 2014 and September 30, 2013, respectively)	40,800	—

Total liabilities	53,110	95,318
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	60,835
Accumulated deficit	(14,131)	(43,612)

Total members’ equity	34,507	17,223

Total liabilities and members’ equity	$87,617	$112,541

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	September 30, 2014	September 30, 2013	September 30, 2012
	( in thousands, except per unit data)
Net sales
Ethanol and related products	$198,347	$240,745	$230,499
Other	430	1,242	366

Total net sales	198,777	241,987	230,865
Cost of goods sold	165,171	240,056	233,241

Gross profit (loss)	33,606	1,931	(2,376)
Selling, general and administrative	4,833	6,760	6,265

Operating income (loss)	28,773	(4,829)	(8,641)
Other income	1,383	270	59
Interest income	35	19	37
Interest expense	(710)	(2,884)	(608)

Income (loss) from continuing operations	29,481	(7,424)	(9,153)

Income (loss) from discontinued operations	—	79,179	(614)

Net income (loss)	$29,481	$71,755	$(9,767)

Weighed average units outstanding—basic	25,411	25,333	24,714
Weighed average units outstanding—diluted	25,411	25,333	24,734
Income (loss) from continuing operations per unit—basic	$1.16	$(0.29)	$(0.37)
Income (loss) from discontinued operations per unit—basic	—	3.12	(0.03)

Income (loss) per unit—basic	$1.16	$2.83	$(0.40)

Income (loss) from continuing operations per unit—diluted	$1.16	$(0.29)	$(0.37)
Income (loss) from discontinued operations per unit—diluted	—	3.12	(0.03)

Income (loss) per unit—diluted	$1.16	$2.82	$(0.41)

Cash distributions declared per unit	$0.48	$4.46	$—

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Years Ended September 30, 2014, 2013 and 2012

	Member Units	Members’ Capital	Accumulated Deficit	Total
	(Dollars in thousands)
MEMBERS’ EQUITY—September 30, 2011	24,714,180	$171,246	$(105,600)	$65,646
Unit compensation expense	—	4	—	4
Net loss	—	—	(9,767)	(9,767)

MEMBERS’ EQUITY—September 30, 2012	24,714,180	$171,250	$(115,367)	$55,883
Unit compensation expense	—	276	—	276
Warrant exercise	532,671	2,290	—	2,290
Exercise of options	164,000	432	—	432
Distribution to members	—	(113,413)	—	(113,413)
Net income	—	—	71,755	71,755

MEMBERS’ EQUITY—September 30, 2013	25,410,851	$60,835	$(43,612)	$17,223
Distribution to members	—	(12,197)	—	(12,197)
Net income	—	—	29,481	29,481

MEMBERS’ EQUITY—September 30, 2014	25,410,851	$48,638	$(14,131)	$34,507

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	September 30, 2014	September 30, 2013	September 30, 2012
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$29,481	$71,755	$(9,767)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	10,836	10,854	23,303
Amortization of deferred financing costs	89	110	147
Amortization of deferred revenue and rent	(29)	(140)	(703)
Amortization of additional carrying value of debt	(2,376)	(2,155)	(1,186)
Gain on troubled debt restructuring	(1,315)	—	—
Unit compensation expense	—	276	4
(Gain) loss on disposal of assets	10	(76,651)	(8)
(Gain) loss on warrant derivative liability	—	1,416	(107)
Change in risk management activities	—	—	78
Change in working capital components:
Accounts receivable	4,382	8,384	(386)
Inventories	492	6,143	562
Prepaid expenses	59	814	480
Accounts payable and accrued expenses	(2,123)	(8,964)	5,178

Net cash provided by operating activities	39,506	11,842	17,595

Cash flows from investing activities:
Purchase of property and equipment	(1,779)	(978)	(10,127)
Proceeds from the sale of assets, net of transaction costs	39	159,539	—
Change in other assets and liabilities	160	65	57
Change in restricted cash	5,016	2,821	(988)

Net cash provided by (used in) investing activities	3,436	161,447	(11,058)

Cash flows from financing activities:
Payments on debt	(28,682)	(52,911)	(17,052)
Proceeds from seasonal line of credit	—	—	3,000
Exercise of warrants	—	799	—
Distribution to members	(20,074)	(104,591)	—

Net cash (used in) financing activities	(48,756)	(156,703)	(14,052)

Net increase (decrease) in cash and cash equivalents	(5,814)	16,586	(7,515)
Beginning cash and cash equivalents	27,796	11,210	18,725

Ending cash and cash equivalents	$21,982	$27,796	$11,210

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,774	$3,282	$4,613
Supplemental disclosure of non-cash financing and investing activities:
Exercise of options from distribution proceeds	$—	$432	$—
Note receivable settled from distribution proceeds	—	513	—
Distribution payable	—	7,877	—
Warrant exercise and transfer to equity	—	2,290	—
Accounts payable related to fixed assets	105	—	—

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC, (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation.

Advanced BioEnergy, LLC is organized as a Delaware limited liability company. Members’ liability is limited pursuant to the Delaware Limited Liability Company Act.

The Company currently operates three ethanol production facilities in Aberdeen and Huron, South Dakota. with a combined production capacity of 85 million gallons per year.

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

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued expenses, warrants, and long-term debt. Based on the restructuring event, the fair value of the debt instruments at ABE South Dakota is not determinable. The fair value of the other financial instruments are estimated to approximate carrying value due to the short-term nature of these instruments, and are considered to be Level 3 inputs.

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

There were no balances of financial assets or financial liabilities, including derivative financial instruments, measured at the approximate fair value at September 30, 2014 or 2013.

The Company calculated the fair value of the warrants using the Black-Scholes valuation model. During the years ended September 30, 2014, 2013, and 2012, the Company recognized $0, a loss of $1,416,000, and an unrealized gain of $107,000, respectively, related to the change in the fair value of the warrant derivative liability. On November 1, 2012, the warrants were exercised and the Company issued 532,671 units. Prior to its exercise, the warrant’s value increased in the first quarter of fiscal 2013 due to the pending sale of the Fairmont facility.

The following table reflects the activity for liabilities measured at fair value, using Level 3 inputs for the year ended September 30, (amounts in thousands):

	2014	2013	2012
Beginning balance	$—	$75	$182
Loss (gain) related to change in fair value	—	1,416	(107)
Transfer to equity upon exercise	—	(1,491)	—

Ending balance	$—	$—	$75

Receivables

Credit sales are made to a relatively small number of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded at September 30, 2014 or September 30, 2013.

Inventories

Corn, chemicals, supplies, work in process, ethanol and distillers’ grains inventories are stated at the lower of weighted average cost or market.

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

Commodity Sales and Purchase Contracts, Derivative Instruments

The Company currently does not enter into commodity futures and exchange-traded commodity options contracts for the sale of its products or purchases of its inputs. However, the Company does enter into forward sales contracts for ethanol, distillers and corn oil, and purchase contracts for corn and natural gas. The Company classifies these sales and purchase contracts as normal sales and purchase contracts and accordingly these contracts are not marked to market. These contracts provide for the sale or purchase of an item other than a financial instrument or derivative instrument that will be delivered in quantities expected to be sold or used over a reasonable period in the normal course of business.

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. Under the terms of the marketing agreements, revenue is recognized when product is loaded into rail cars or trucks for shipment. Revenue was previously recognized upon the release of the product for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers. Co-products are normally shipped free on board (“FOB”) shipping point. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment. Interest income is recognized as earned.

Unit Based Compensation

The Company uses the estimated market value at the time the units are granted to value those units granted to officers and directors. The Company records compensation cost on the straight line method over the vesting period. If the units vest upon achievement of a certain milestone, the Company recognizes the expense in the period in which the goal was met.

Shipping Costs

Effective August 1, 2012, the Company changed its marketing relationship for ethanol and as a result of the new contracts, records its ethanol sales net of freight cost. During the year ended September 30, 2012, the Company recorded approximately $11.0 million in freight cost as a component of cost of goods sold in the statement of operations from the sale of ethanol to a different marketer, under which ethanol sales were recorded gross of freight cost.

Income (Loss) Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Unit warrants are considered unit equivalents and are considered in the diluted income-per-unit computation. Basic and diluted per unit data were computed as follows (in thousands except per unit data):

	Years Ended September 30,
	2014	2013	2012
Numerator:
Basic earnings per unit:
Income (loss) from continuing operations	$29,481	$(7,424)	$(9,153)
Income (loss) from discontinued operations	—	79,179	(614)

Net income (loss) for basic earnings per unit	$29,481	$71,755	$(9,767)

Diluted earnings per unit:
Income (loss) from continuing operations	$29,481	$(7,424)	$(9,153)
Change in fair value of warrant derivative liability	—	—	(107)

Income (loss) from continuing operations for diluted earnings per unit	29,481	(7,424)	(9,260)
Income (loss) from discontinued operations	—	79,179	(614)

Net income (loss) for diluted earnings per unit	$29,481	$71,755	$(9,874)

Denominator:
Basic common units outstanding	25,411	25,333	24,714
Diluted common units outstanding	25,411	25,333	24,734
Income (loss) from continuing operations per unit—basic and diluted	$1.16	$(0.29)	$(0.37)
Income (loss) from discontinued operations per unit-basic and diluted	—	3.12	(0.03)

Income (loss) per unit—basic and diluted	$1.16	$2.83	$(0.40)

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

Income Taxes

The Company has elected to be treated as a partnership for tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company files income tax returns in the U.S. federal and various state jurisdictions. The

Company’s federal income tax returns are open and subject to examination from the 2011 tax return year and forward. Various state income tax returns are generally open from the 2010 and later tax return years based on individual state statute of limitations.

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

In November 2013, the EPA proposed a 9.7% reduction of the original 2014 statutory corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year. This would be a reduction from the 2013 requirement of 13.8 billion gallons for corn-based ethanol, and the original 2014 volume per the statute of 14.4 billion gallons. Current ethanol production capacity is approximately 14.9 billion gallons per the RFA. The proposal was originally subject to a 60-day comment period and the EPA planned to release the final version of the 2014 Renewable Volume Obligations (“RVOs”) in June 2014, then extended the planned release date. On November 21, 2014, the EPA announced that it would not finalize the 2014 RVOs until sometime in 2015 to allow them to take the appropriate time to correct their methodology and establish the necessary volumes to move forward with the original intent of the RFS.

Ethanol has historically traded at a discount to gasoline, however with the recent decline in oil prices ethanol is currently trading at a premium to gasoline causing a disincentive for discretionary blending of ethanol beyond the required blend rate. Consequently, there may be a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition.

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

Pursuant to the Asset Purchase Agreement, consideration for the Asset Sale consisted of $160.0 million, payable in cash, plus Seller’s inventory value of $10.7 million, as calculated in accordance with the Asset Purchase Agreement, for the finished products, raw materials, ingredients and certain other supplies located at Seller’s facility. Of the total proceeds payable at closing, $12.5 million was placed in escrow to serve as security to satisfy the Seller’s and the Company’s indemnifications obligations to the Buyer, and the Company received approximately $157.2 million in December 2012.

The Company used these proceeds to repay the outstanding debt principal and interest of $39.8 million as of the closing date and to pay the outstanding transaction costs of approximately $2.4 million. The Company has no continuing involvement in the cash flows of the Fairmont facility. At September 30, 2013, $8.0 million of the escrow funds were classified as current restricted cash in the consolidated balance sheet. There were no assets or liabilities related to ABE Fairmont recorded as of September 30, 2014. The Company has received the full $12.5 million of escrow funds as of September 30, 2014.

Summarized net sales and expenses included in discontinued operations in the Statements of Operations for the years ended September 30, 2014, 2013 and 2012 are included in the following table (amounts in thousands):

	Years Ended
	September 30, 2014	September 30, 2013(1)	September 30, 2012
Net sales	$—	$74,099	$353,953
Cost of goods sold	—	70,584	349,537

Gross profit	—	3,515	4,416
Selling, general and administrative	—	1,660	3,480

Operating income	—	1,855	936
Other income	—	1,018	937
Interest income	—	33	39
Interest expense	—	(415)	(2,526)

Income (loss) from operations of discontinued component	—	2,491	(614)

Gain on disposal of discontinued operations	—	76,688	—

Income (loss) from discontinued operations	$—	$79,179	$(614)

(1)	Year ended September 30, 2013 includes only 67 days of activity.

The gain on disposal of discontinued operations is included in the Income (loss) from discontinued operations total on the Statement of Operations during the year ended September 30, 2013. The gain on disposal is composed of the following items (in thousands):

Proceeds:
Cash proceeds	$157,249
Escrow	12,500
Inventory holdback	1,071

Total Proceeds	170,820
Net Assets Sold:
Property, plant and equipment, net	83,097
Inventory	10,864
Restricted cash	673
Deferred financing costs	396
Prepaid expenses	140
Deferred income	(3,422)

Total Net Assets Sold	91,748
Transaction costs	2,384

Gain on Disposal of Discontinued Operations	$76,688

3.	Inventories

A summary of inventories is as follows (in thousands):

	September 30, 2014	September 30, 2013
Chemicals	$643	$792
Work in process	768	1,018
Ethanol	840	858
Distillers grain	145	311
Supplies and parts	1,650	1,559

Total	$4,046	$4,538

4.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	September 30,	September 30,
	2014	2013
Land	$1,811	$1,811
Buildings	9,886	9,886
Process equipment	103,833	102,971
Office equipment	1,329	1,357
Construction in process	1,022	117

	117,881	116,142
Accumulated depreciation	(68,237)	(57,497)

Property and equipment, net	$49,644	$58,645

5.	Debt

A summary of debt is as follows (in thousands, except percentages):

	September 30, 2014 Interest Rate	September 30, 2014	September 30, 2013
ABE South Dakota:
Senior debt principal—variable	4.23%	40,000	68,632
Restructuring fee	N/A	3,142	3,103
Additional carrying value of restructured debt	N/A	2,421	6,112

		45,563	77,847

Total outstanding		$45,563	$77,847

Additional carrying value of restructured debt	N/A	(2,421)	(6,112)

Stated principal		$43,142	$71,735

The estimated maturities of debt at September 30, 2014 are as follows (in thousands):

	Senior Debt Principal	Restructuring Fee Payable	Amortization of Additional Carrying Value of Restructured Debt	Total
2015	$3,000	$117	$1,646	$4,763
2016	37,000	3,025	775	40,800

Total debt	$40,000	$3,142	$2,421	$45,563

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

The principal amount of the term loan facility is payable in quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. During the year ended September 30, 2014, ABE South Dakota made debt sweep payments totaling $25.6 million in addition to its scheduled principal payments of $3.0 million. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $275,000, payable in equal installments during fiscal 2015 and 2016. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet and is included in the Restructuring Fee category in the above Debt tables.

At September 30, 2013, ABE South Dakota was in default of the provisions of its Senior Credit Agreement due to its failure to fund the debt service reserve and satisfy a non-financial obligation. The senior lenders waived the events of default through December 31, 2013. ABE South Dakota subsequently funded the debt service reserve on December 31, 2013, but remained in default of the non-financial obligation. As a result of the continued violation, the Company classified the senior debt as current in its September 30, 2013 balance sheet. ABE South Dakota paid default interest of $1.1 million in the fiscal year ended September 30, 2014, the non-financial requirement was satisfied and no additional waiver was necessary.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 3.0%. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 4.0%. As of September 30, 2014, ABE South Dakota had selected the LIBOR plus 4.0% rate for a period of one month.

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

As a result of the debt sweep payments made during the year ended September 30, 2014, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result a gain of $1.3 million was recognized as Other Income. Since the remaining scheduled principal and interest payments are equal to the carrying amount, all remaining payments based on the current interest rates will be treated as a reduction in the carrying value of the debt. Accordingly, any additional prepayments will create additional gain recognition.

ABE Letter of Credit

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota agreed to post a $2.5 million irrevocable and non-transferable standby letter of credit in May 2012 for the benefit of its ethanol marketer as security for the payment obligations of ABE South Dakota. The Company deposited $2.5 million in a restricted account as collateral for this letter of credit and classified it as restricted cash. Effective May 15, 2014, the letter of credit and corresponding deposit of collateral was decreased by $1.0 million in conjunction with an amendment to the rail car sublease.

6.	Members’ Equity

Unit Appreciation Rights

As of September 30, 2014, the Company had 200,000 Unit Appreciation Rights (“UAR”) fully vested and outstanding. At the time of grant the UAR had an exercise price of $1.15 per unit. The exercise price of the UAR has been reduced to $0.36 per unit as of September 30, 2014 as a result of cash distributions paid to the Company’s unit holders subsequent to the date of the UAR grant. The units are contingently exercisable only under certain limited circumstances, and therefore the Company is not recognizing compensation expense related to the awards until these defined circumstances are probable of occurring.

Warrants

In October 2009, the Company issued 532,671 warrants to PJC Capital LLC, to purchase units of the Company. The warrants had an exercise price of $1.50 per unit. PJC Capital LLC exercised the warrant on November 2, 2012, and the Company issued 532,671 units to PJC. The Company adjusted the fair value of the warrant derivative prior to exercise and recorded an expense of $1.4 million in fiscal 2013.

Board Representation and Voting Agreement

The Company, certain directors of the Company, South Dakota Wheat Growers Association, Clean Energy Capital, LLC (“CEC”) and Hawkeye Energy Holdings, LLC (“Hawkeye”), have each executed a voting agreement (the “Voting Agreement”). The Voting Agreement requires the parties to (a) nominate for election to the Board two designees of Hawkeye, two designees of CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote all units of the Company they beneficially own or otherwise control to elect each of the designees to the Board, (d) not take any action that would result in the removal of any of the designees from the Board or to increase the size of the Board to more than nine members, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. At December 1, 2014, the parties to the Voting Agreement held in the aggregate approximately 57% of the outstanding units of the Company.

Distributions

On June 19, 2014, the Board declared a cash distribution to unit holders of $0.48 per unit, which was paid in June 2014. On September 18, 2013, the Board declared a cash distribution to unit holders of $0.31 per unit, which was paid in October 2013.

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

Subsequent to the sale of its Fairmont facility, the Company implemented a cost reduction program reducing its headquarters staff to align its staffing with the remaining on-going operations. The Company also accrued benefits due to the Chief Executive Officer in June 2014 under his amended employment agreement signed in January 2013. The unpaid amounts as of September 30, 2014 are expected to be paid at the time of various employee terminations.

In connection with this cost reduction program, the Company has recognized expense of $2.2 million through September 2014. The expenses were classified as administrative costs of $2.0 million and discontinued operations of $0.2 million.

At September 30, 2014 and 2013, the accrued liability associated with the one-time termination benefits consisted of the following (in thousands):

Workforce Reduction
Beginning balance at October 1, 2012	$—
Charges	1,767
Payments	(773)

Ending balance at September 30, 2013	$994
Charges	405
Payments	(788)

Ending balance at September 30, 2014	$611

8.	Lease Commitments and Contingencies

Lease Commitments

The Company leases ethanol and distillers rail cars, office and other equipment and an office facility under operating lease agreements with the following approximate future minimum rental commitments through 2019 for the years ended September 30 (in thousands):

Minimum Rental Commitments
2015	$4,676
2016	3,980
2017	2,485
2018	1,587
2019	1,082

$13,810

The Company recognized rent expense related to the above leases of approximately $4.8 million, $3.9 million, and $3.1 million for the years ended September 30, 2014, 2013, and 2012, respectively.

9.	Major Customers

ABE South Dakota has entered into marketing agreements (“Ethanol Marketing Agreements”) with Gavilon, LLC, a commodity marketing firm, and affiliated companies and successors (collectively “Gavilon”). The Ethanol Marketing Agreements require that we sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota plants. The terms of the Ethanol Marketing Agreements began on August 1, 2012 and expire on June 30, 2016. In November 2013, Gavilon announced that its energy business would be acquired by NGL Energy Partners, LP (“NGL”). The sale to NGL was completed in early December 2013 at which time the Ethanol Marketing Agreements were assigned to NGL.

Prior to the Gavilon/NGL Ethanol Marketing Agreements, ABE South Dakota was party to ethanol marketing agreements with Hawkeye Gold, LLC to sell substantially all of the ethanol produced by the facilities. Effective July 31, 2012, the Company and Hawkeye Gold mutually agreed to terminate their ethanol marketing relationship for the sale of ethanol from the Company’s ethanol production facilities, in exchange for payments of approximately $1.3 million during the year ended September 30, 2012.

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of distillers’ grains produced at the ABE South Dakota Huron plant to third parties for an agreed upon commission. The Company had an agreement with Hawkeye Gold to market the distillers’ grains produced at the ABE South Dakota Aberdeen plants through June 30, 2013. ABE South Dakota has a marketing agreement with Gavilon to market the dried distillers’ grains from the Aberdeen plant, effective July 1, 2013 until July 31, 2016. ABE South Dakota self-markets the wet distillers’ grains produced at the Aberdeen plant.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	September 30, 2014	September 30, 2013	September 30, 2012
Hawkeye Gold—Ethanol and Distiller Grains
Twelve months revenues	$—	$25,230	$189,209
Receivable balance at period end	—	—	1,118

Gavilon / NGL Energy—Ethanol and Distillers Grains
Twelve months revenues (Since August 1, 2012)	$180,758	$190,748	$18,847
Receivable balance at period end	3,907	7,682	4,085

Dakotaland Feeds—Distillers Grains
Twelve months revenues	$9,457	$18,825	$17,442
Receivable balance at period end	168	571	1,014

10.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. In addition to entering into contracts to purchase 1.4 million bushels of corn in which the basis or futures price was not locked, the Company had entered into the following fixed price forward sales and purchase contracts at September 30, 2014:

Commodity	Type	Quantity	Amount (in 000’s)	Period Covered Through
Ethanol	Sale	3,893,400 gallons	$5,579	December 31, 2014
Corn	Purchase	1,055,000 bushels	2,953	December 31, 2014
Distillers grains	Sale	18,652 tons	1,859	March 31, 2015
Corn oil	Sale	94,000 lbs	24	October 31, 2014

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

11.	Employee Benefit Plan

The Company sponsors a 401(k) plan for eligible employees. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee’s elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $167,000, $221,000, and $333,000, to the plan in the years ended September 30, 2014, 2013, and 2012, respectively.

12.	Related Party Transactions

Grain Purchases from South Dakota Wheat Growers Association (SDWG)

The Company purchased $109.2 million, $191.7 million and $176.9 million of corn from SDWG in the years ended September 30, 2014, 2013, and 2012 pursuant to a grain origination agreement, which covers all corn purchases in South Dakota. SDWG owns approximately 5% of the Company’s outstanding units. As of September 30, 2014 and 2013, the Company had outstanding amounts payable to SDWG of approximately $2.5 million and $3.5 million, respectively.

13.	Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2014, 2013, and 2012. Dollars in thousands, except per unit amounts:

Year Ended September 30, 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total net sales	$48,237	$51,899	$53,714	$44,927
Gross profit	8,139	6,288	12,846	6,333
Income from continuing operations	6,494	5,015	12,481	5,491
Net income	6,494	5,015	12,481	5,491
Basic income per common unit	$0.25	$0.20	$0.49	$0.22
Diluted income per common unit	$0.25	$0.20	$0.49	$0.22

Year Ended September 30, 2013	1st Quarter(1)	2nd Quarter	3rd Quarter	4th Quarter
Total net sales	$59,741	$61,392	$61,872	$58,982
Gross profit (loss)	(2,596)	110	1,775	2,642
Income (loss) from continuing operations	(6,246)	(1,751)	(153)	726
Income (loss) from discontinued operations	78,877	17	489	(204)
Net income (loss)	72,631	(1,734)	336	522
Basic income (loss) per common unit	$2.87	$(0.07)	$0.01	$0.02
Diluted income (loss) per common unit	$2.87	$(0.07)	$0.01	$0.02

Year Ended September 30, 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total net sales	$68,355	$55,317	$54,091	$53,102
Gross profit (loss)	5,073	(790)	(3,970)	(2,689)
Income (loss) from continuing operations	3,565	(2,382)	(5,416)	(4,920)
Income (loss) from discontinued operations	6,527	1,580	(3,796)	(4,925)
Net income (loss)	10,092	(802)	(9,212)	(9,845)
Basic income (loss) per common unit	$0.41	$(0.03)	$(0.37)	$(0.40)
Diluted income (loss) per common unit	$0.41	$(0.03)	$(0.38)	$(0.40)

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

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of September 30, 2014 and 2013, and for the years ended September 30, 2014, 2014 and 2012. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in the ABE South Dakota credit agreements. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

	September 30,	September 30,
	2014	2013
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,988	$6,558
Restricted cash	1,500	2,500
Prepaid expenses	5	20

Total current assets	10,493	9,078

Property and equipment, net	340	425
Other assets:
Investment in ABE Fairmont	109	23,138
Investment in ABE South Dakota	24,363	(5,972)
Other assets	32	32

Total assets	$35,337	$26,701

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$—	$10
Accrued expenses	780	1,512
Distribution payable	—	7,877

Total current liabilities	780	9,399

Other liabilities	50	79

Total liabilities	830	9,478
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	60,835
Accumulated deficit	(14,131)	(43,612)

Total members’ equity	34,507	17,223

Total liabilities and members’ equity	$35,337	$26,701

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

	Years Ended
	September 30, 2014	September 30, 2013	September 30, 2012
	(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiary	30,191	(2,811)	(7,769)
Management fee income from subsidiaries	1,283	1,619	1,590
Selling, general and administrative expenses	(2,023)	(4,907)	(3,135)

Operating income (loss)	29,451	(6,099)	(9,314)
Other income	11	72	18
Interest income (expense)	19	(1,397)	143

Income (loss) from continuing operations	29,481	(7,424)	(9,153)

Income (loss) from discontinued operations	—	79,179	(614)

Net income (loss)	$29,481	$71,755	$(9,767)

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

	Years Ended
	September 30, 2014	September 30, 2013	September 30, 2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$29,481	$71,755	$(9,767)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	154	161	165
Equity in earnings of consolidated subsidiaries	(30,191)	(75,085)	12,120
Distributions from subsidiaries	22,885	104,912	3,828
Gain on disposal of fixed assets	10	—	(16)
Amortization of deferred revenue and rent	(29)	(28)	(29)
Unit compensation expense	—	276	4
Loss (gain) on derivative financial instruments	—	1,416	(107)
Change in working capital components:
Accounts receivable	—	527	(22)
Prepaid expenses	15	11	11
Accounts payable and accrued expenses	(742)	1,005	(1,075)

Net cash provided by operating activities	21,583	104,950	5,112

Cash flows from investing activities:
Purchase of property and equipment	(118)	—	(129)
Proceeds from disposal of fixed assets	39	—	60
Equity contribution to subsidiary	—	—	(600)
Decrease (increase) in restricted cash	1,000	—	(2,500)

Net cash provided by (used in) investing activities	921	—	(3,169)

Cash flows from financing activities:
Exercise of warrant	—	799	—
Distribution to members	(20,074)	(104,591)	—

Net cash used in financing activities	(20,074)	(103,792)	—

Net increase in cash and cash equivalents	2,430	1,158	1,943
Beginning cash and cash equivalents	6,558	5,400	3,457

Ending cash and cash equivalents	$8,988	$6,558	$5,400

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. This assessment is based on the criteria for effective internal control described in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2014.

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

Incorporated herein by reference is the information appearing under the headings “Election of Directors” and “Company Governance” in the Company’s proxy statement for the Company’s 2015 Annual Meeting of Members (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year ended September 30, 2014.

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

(1) Financial Statements—an index to our financial statements is located above on page 41 of this report. The financial statements appear on page 43 through page 62 of this report.

(2) Exhibits—the exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2014.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/S/ RICHARD R. PETERSON
Richard R. Peterson
Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 2014.

Name	Title

/s/ RICHARD R. PETERSON Richard R. Peterson	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

* Scott A. Brittenham	Director, Chairman

* Daniel R. Kueter	Director

* Joshua M. Nelson	Director

* Troy L. Otte	Director

* Bruce L. Rastetter	Director

/S/ RICHARD R. PETERSON
Richard R. Peterson, as power of attorney, where designated by *

EXHIBIT INDEX

3.1	Certificate of Formation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335) (“Form SB-2”).

3.2	Fifth Amended and Restated Operating Agreement of the Registrant, effective as of March 16, 2012 (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, dated March 22, 2012).

4.1	Form of Certificate of Membership Units (Incorporated by reference to Exhibit 4.1 to Form SB-2)

4.3	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006 (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated November 8, 2006).

4.3.1	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006, as amended (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

4.3.2	Second Amendment to Investor Rights Agreement between Advanced BioEnergy LLC and South Dakota Wheat Growers Association dated as of August 28, 2009 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated on September 3, 2009).

4.4	Registration Rights Agreement with Ethanol Investment Partners, LLC dated June 25, 2007 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.)

4.4.1	First Amendment dated as of August 28, 2009 to Registration Rights Agreement between Advanced BioEnergy, LLC and Ethanol Investment Partners, LLC (Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K dated August 28, 2009).

4.5	Registration Rights Agreement between Advanced BioEnergy, LLC, and Hawkeye Energy Holdings, LLC dated as of August 28, 2009 (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated August 28, 2009)

10.1	Agreement between Heartland Grain Fuels, LP and ICM, Inc. dated July 14, 2006 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for year ended September 30, 2006).

10.2	Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006 (Incorporated by reference to Exhibit 10.40 to the Form SB-2/A dated February 7, 2007.)

10.2.1	Amendment to Grain Origination Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated October 15, 2007).

10.3	Settlement Agreement and Release between Advanced BioEnergy, LLC, certain ABE Parties described therein, Ethanol Investment Partners, LLC and Ethanol Capital Management dated October 16, 2008 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 22, 2008).

10.4	Subscription Agreement dated as of August 21, 2009 between Advanced BioEnergy, LLC and Hawkeye Energy Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 26, 2009).

10.5	Side Letter dated as of August 21, 2009 executed by Advanced BioEnergy, LLC in favor of Hawkeye Energy Holdings, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 26, 2009.

10.6	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 29, 2010).

10.7	Lock-Up and Voting Agreement dated as of March 31, 2010 (effective as of April 7, 2010) among Marshall Financial Group, LLC, Banco Santander, S.A., New York Branch, Farm Credit Bank of Texas, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, KEB NY Financial Corp., Nordkap Bank AG, WestLB AG, New York Branch, Heartland Grain Fuels, L.P., Advanced BioEnergy, LLC and Oppenheimer Rochester National Municipals (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 8, 2010).

10.8	Backstop Commitment Agreement dated as of April 7, 2010 between Advanced BioEnergy, LLC and Hawkeye Company Holdings, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 7, 2010).

10.9	Voting Agreement among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC Ethanol Investment Partners, LLC South Dakota Wheat Growers Association, a South Dakota cooperative, and certain directors of the Company dated as of August 28, 2009. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 28, 2009).

10.9.1	Amendment No. 1 to Voting Agreement dated as of April 7, 2010 among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC, Ethanol Investment Partners, LLC, Ethanol Capital Partners, Series R, LP, Ethanol Capital Partners, Series T, LP, Tennessee Ethanol Partners, LP, South Dakota Wheat Growers Association and the directors of Advanced BioEnergy, LLC party thereto (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated April 7, 2010).

10.10	Restructuring Agreement dated as of June 16, 2010 among Advanced BioEnergy, LLC, ABE Heartland, LLC, ABE South Dakota, LLC, Dakota Fuels, Inc., the lenders referred to therein, WestLB AG, New York Branch, as Administrative Agent and Collateral Agent, Wells Fargo Bank, National Association, as Trustee of the Brown County, South Dakota Subordinate Solid Waste Facilities Revenue Bonds (Heartland Grain Fuels, L.P. Ethanol Plant Project) Series 2007A, Oppenheimer Rochester National Municipals, as the sole bondholder, and Brown County, South Dakota, as issuer of the subordinated bonds (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 16, 2010).

10.11	Amended and Restated Senior Credit Agreement dated as of June 16, 2010 among ABE South Dakota, LLC, the lenders referred to therein and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 16, 2010.)

10.11.1	Master Amendment Agreement, dated December 9, 2011 among ABE South Dakota LLC, each of the Lenders party hereto, WESTLB AG, New York Branch, as Administrative Agent for the Lenders, WESTLB AG, New York Branch, as Collateral Agent for the Senior Secured Parties, and Amarillo National Bank, in its capacity as Accounts Bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011).

10.11.2	ABE South Dakota, LLC—August 2013 Waiver Agreement, effective as of September 9, 2013, between ABE South Dakota and the Lenders, and Wilmington Trust, National Association, in its capacity as successor Administrative Agent and Collateral Agent for the Lenders and Senior Secured Parties (Incorporated by reference to Exhibit 10.11.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2013).

10.11.3	ABE South Dakota, LLC –Waiver Agreement dated as of January 31, 2014, between ABE South Dakota and the Lenders, and Wilmington Trust, National Association, in its capacity as successor Administrative Agent and Collateral Agent for the Lenders and Senior Secured Parties. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

10.12	Consent and Agreement dated as of July 31, 2012, among Gavilon, LLC, Gavilon Ingredients, LLC, ABE South Dakota, LLC, and Portigon AG, New York Branch (f/k/a WestLB AG, New York Branch). (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.13	Amended and Restated Accounts Agreement dated as of June 16, 2010 among ABE South Dakota, LLC, Amarillo National Bank, as the Accounts Bank and Securities Intermediary and WestLB AG, New York Branch, as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 16, 2010).

10.14+	Second Amended and Restated Employment Agreement dated May 11, 2011 between Advanced BioEnergy, LLC and Richard Peterson + (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.14.1+	Amendment No. 1 to Second Amended and Restated Employment Agreement dated January 18, 2013 between Advanced BioEnergy, LLC and Richard Peterson + (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 25, 2013).

10.14.2+	Amendment No. 2 dated as of June 7, 2014 to the Second Amended and Restated Employment Agreement between Advanced BioEnergy, LLC and Richard Peterson + (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.14.2+	Unit Appreciation Right Agreement dated January 18, 2013 between Advanced BioEnergy and Richard Peterson (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated on January 25, 2013.

10.15	Ethanol Marketing Agreement dated May 4, 2012 between ABE South Dakota, LLC and Gavilon, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.15.1	Amendment No. 1 dated July 31, 2012 to Ethanol Marketing Agreement between ABE South Dakota, LLC and Gavilon, LLC. (Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.15.2	Amendment No. 2 dated as of May 15, 2014 to Ethanol Marketing Agreement between ABE South Dakota, LLC and NGL Crude Logistics, LLC f/k/a/Gavilon, LLC.

10.16	Distiller’s Grains Marketing Agreement dated May 4, 2012 between ABE South Dakota, LLC and Gavilon Ingredients, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.16.1	Amendment No. 1 dated July 31, 2012 to Distiller’s Grains Marketing Agreement between ABE South Dakota, LLC and Gavilon Ingredients, LLC (Incorporated by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.17	Rail Car Sublease Agreement dated May 4, 2012 by and among Gavilon, LLC, ABE South Dakota, LLC and ABE Fairmont, LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.17.1	Amendment No. 1 dated July 31, 2012 to Rail Car Sublease by and among Gavilon, LLC, ABE South Dakota, LLC and ABE Fairmont, LLC. (Incorporated by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.17.2 **	Amendment No. 4 dated as of May 15, 2014 to Rail Car Sublease between NGL Crude Logistics, LLC, f/k/a Gavilon, LLC, and ABE South Dakota, LLC.

21	List of Subsidiaries of the Registrant

24	Powers of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer

32	Section 1350 Certifications

101	The following materials from Advanced BioEnergy’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014 and 2013 ; (ii) Consolidated Statements of Operations for the years ended September 30, 2014, 2013 and 2012; (iii) Consolidated Statements of Changes in Members’ Equity for the years ended September 30, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements.

**	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.
+	Management compensatory plan/arrangement.