Form 10-Q
period 2014-12-31
Advanced BioEnergy, LLC
filed 2015-02-13
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

As of February 1, 2015, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	September 30,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,407	$21,982
Accounts receivable:
Trade accounts receivable	5,773	4,190
Other receivables	73	77
Inventories	4,391	4,046
Prepaid expenses	1,200	682
Restricted cash	5,076	5,945

Total current assets	34,920	36,922

Property and equipment, net	48,354	49,644
Other assets	1,051	1,051

Total assets	$84,325	$87,617

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$3,349	$4,263
Accrued expenses	2,731	3,234
Current portion of long-term debt (stated principal amount of $3,186 and $3,117 at December 31, 2014 and September 30, 2014, respectively)	4,664	4,763

Total current liabilities	10,744	12,260

Other liabilities	43	50
Long-term debt (stated principal amount of $35,978 and $40,025 at December 31, 2014 and September 30, 2014, respectively)	36,328	40,800

Total liabilities	47,115	53,110

Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(11,428)	(14,131)

Total members’ equity	37,210	34,507

Total liabilities and members’ equity	$84,325	$87,617

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2014	2013
Net sales
Ethanol and related products	$37,492	$47,987
Other	250	250

Total net sales	37,742	48,237
Cost of goods sold	34,462	40,098

Gross profit	3,280	8,139
Selling, general and administrative expenses	751	1,084

Operating income	2,529	7,055
Other income (expense)	202	(93)
Interest income	6	10
Interest expense	(34)	(478)

Net Income	$2,703	$6,494

Weighed average units outstanding - basic	25,411	25,411
Weighed average units outstanding - diluted	25,411	25,411
Net Income per unit - basic and diluted	$0.11	$0.26

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Three Months Ended December 31, 2014

(Dollars in thousands)

(Unaudited)

	Member	Members’	Accumulated
	Units	Capital	Deficit	Total
MEMBERS’ EQUITY - September 30, 2014	25,410,851	$48,638	$(14,131)	$34,507
Net income	—	—	2,703	2,703

MEMBERS’ EQUITY - December 31, 2014	25,410,851	$48,638	$(11,428)	$37,210

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,703	$6,494
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	2,715	2,714
Amortization of deferred financing costs	22	23
Amortization of deferred revenue and rent	(7)	(8)
Amortization of additional carrying value of debt	(421)	(639)
Gain on troubled debt restructuring	(172)	—
Loss on disposal of assets	—	6
Change in working capital components:
Accounts receivable	(1,579)	(534)
Inventories	(345)	(899)
Prepaid expenses	(518)	(380)
Accounts payable	(914)	(205)
Accrued expenses	(503)	554

Net cash provided by operating activities	981	7,126

Cash flows from investing activities:
Purchase of property and equipment	(1,425)	(228)
Change in other assets	—	160
Change in restricted cash	869	(2,812)

Net cash used in investing activities	(556)	(2,880)

Cash flows from financing activities:
Payments on debt	(4,000)	(800)
Distribution to members	—	(7,877)

Net cash used in financing activities	(4,000)	(8,677)

Net (decrease) in cash and cash equivalents	(3,575)	(4,431)
Beginning cash and cash equivalents	21,982	27,796

Ending cash and cash equivalents	$18,407	$23,365

Supplemental disclosure of cash flow information:
Cash paid for interest	$447	$755

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(Unaudited)

1. Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned operating subsidiaries, ABE Fairmont, LLC (“ABE Fairmont”) and ABE South Dakota, LLC (“ABE South Dakota”). Substantially all of the assets of ABE Fairmont were sold in December 2012 and the subsidiary is now inactive. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014. The financial information as of December 31, 2014 and the results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results for the fiscal year ending September 30, 2015. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

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

Receivables

Credit sales are made to a relatively small numbers of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded at December 31 or September 30, 2014.

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

Commodity Sales and Purchase Contracts, Derivative Instruments

The Company currently does not enter into commodity futures and exchange-traded commodity options contracts for the sale of its products or purchases of its inputs. However, the Company does enter into forward sales contracts for ethanol, distillers grains and corn oil, and purchase contracts for corn and natural gas. The Company classifies these sales and purchase contracts as normal sales and purchase contracts and accordingly are not marked to market. These contracts provide for the sale or purchase of an item other than a financial instrument or derivative instrument that will be delivered in quantities expected to be sold or used over a reasonable period in the normal course of business.

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

Income Per Unit

Basic and diluted income per unit is computed using the weighted-average number of units outstanding during each period presented.

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

Ethanol has historically traded at a discount to gasoline; however, with the recent decline in oil prices, ethanol is currently trading at a premium to gasoline causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS. Consequently, there may be a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition.

2. Inventories

A summary of inventories is as follows (in thousands):

	December 31,	September 30,
	2014	2014
Chemicals	$647	$643
Work in process	895	768
Ethanol	1,040	840
Distillers grain	76	145
Supplies and parts	1,733	1,650

Total	$4,391	$4,046

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31,	September 30,
	2014	2014
Land	$1,811	$1,811
Buildings	9,886	9,886
Process equipment	103,833	103,833
Office equipment	1,329	1,329
Construction in process	2,447	1,022

	119,306	117,881
Accumulated depreciation	(70,952)	(68,237)

Property and equipment, net	$48,354	$49,644

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	December 31,
	2014	December 31,	September 30,
	Interest Rate	2014	2014
ABE South Dakota:
Senior debt principal - variable	4.24%	$36,000	$40,000
Restructuring fee	N/A	3,164	3,142
Additional carrying value of restructured debt	N/A	1,828	2,421

Total outstanding		40,992	45,563

Additional carrying value of restructured debt	N/A	(1,828)	(2,421)

Stated principal		$39,164	$43,142

The estimated maturities of debt at December 31 are as follows (in thousands):

	Senior Debt Principal	Restructuring Fee Payable	Amortization of Additional Carrying Value of Restructured Debt	Total
2015	$3,000	$186	$1,478	$4,664
2016	33,000	2,978	350	36,328

Total debt	$36,000	$3,164	$1,828	$40,992

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

The principal amount of the term loan facility is payable in quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. During quarter ended December 31, 2014, ABE South Dakota made debt sweep payments totaling $3.25 million in addition to its scheduled principal payments of $750,000. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $275,000, payable in equal installments during fiscal 2015 and 2016. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet and is included in the Restructuring Fee category in the above Debt tables.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 3.0%. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 4.0%. As of December 31, 2014, ABE South Dakota had selected the LIBOR plus 4.0% rate for a period of one month.

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

As a result of the debt sweep payments made during fiscal 2014 and the quarter ended December 31, 2014, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result of the prepayments made during the quarter ended December 31, 2014, a gain of approximately $172,000 was recognized as Other Income during the three months ended December 31, 2014. Since the remaining scheduled principal and interest payments are equal to the carrying amount, all remaining payments based on current interest rates will be treated as a reduction in the carrying value of debt. Accordingly, any additional prepayments will create additional gain recognition.

ABE Letter of Credit

The Company has a $1.5 million irrevocable and non-transferable standby letter of credit related to a rail car sublease. This letter of credit is collateralized by $1.5 million of cash in a restricted account, which has been classified as restricted cash.

5. One-time Termination Benefit

Subsequent to the sale of its Fairmont facility in December 2012, the Company implemented a cost reduction program reducing its headquarters staff to align its staffing with the smaller remaining on-going operations. The Company has also accrued benefits due to the Chief Executive Officer in June 2014 under his amended employment agreement signed in January 2013. The unpaid amounts as of December 31, 2014 are expected to be paid at the time of various employee terminations.

At December 31, the accrued liability associated with the one-time termination benefits consisted of the following (in thousands):

Workforce Reduction
Beginning balance at October 1, 2014	$611
Charges	—
Payments	(23)

Ending balance at December 31, 2014	$588

6. Major Customers

ABE South Dakota has entered into marketing agreements (“Ethanol Marketing Agreements”) with Gavilon, LLC, a commodity marketing firm. The Ethanol Marketing Agreements require that we sell to Gavilon all of the denatured fuel-grade ethanol produced at the South Dakota plants. The term of the Ethanol Marketing Agreements began on August 1, 2012, and expires on June 30, 2016. In November 2013, Gavilon announced that its energy business would be acquired by NGL Energy Partners, LP (“NGL”). The sale to NGL was completed in early December 2013 at which time the Ethanol Marketing Agreements were assigned to NGL.

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of distillers’ grains produced at the ABE South Dakota Huron plant to third parties for an agreed-upon commission. ABE South Dakota has a marketing with Gavilon to market the dried distillers’ grains from the Aberdeen plant, effective July 1, 2013 until July 31, 2016. ABE South Dakota self-markets the wet distillers’ grains produced at the Aberdeen plant.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Quarter Ending	For the Quarter Ending	As Of
	December 31,	December 31,	September 30,
	2014	2013	2014
NGL Energy - Ethanol
Three months revenues	$31,545	$37,311
Receivable balance at period end	4,611		$3,566

Gavilon - Distillers Grains
Three months revenues	$2,789	$5,485
Receivable balance at period end	533		$341

Dakotaland Feeds - Distillers Grains
Three months revenues	$2,131	$3,058
Receivable balance at period end	358		$168

7. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. The Company had entered into the following fixed price forward contracts at December 31, 2014 (in thousands):

Commodity	Type	Quantity	Amount (in 000’s)	Period Covered Through
Ethanol	Sale	691,200 gallons	$1,030	January 31, 2015
Corn	Purchase	800,000 bushels	3,081	September 30, 2015
Distillers grains	Sale	39,690 tons	5,164	September 30, 2015
Corn oil	Sale	94,000 lbs	24	January 31, 2015

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

8. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of December 31, 2014 and September 30, 2014, and for the three months ended December 31, 2014 and 2013. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota’s credit agreements. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2014	2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,957	$8,988
Restricted cash	1,500	1,500
Prepaid expenses	26	5

Total current assets	10,483	10,493

Property and equipment, net	304	340
Other assets:
Investment in ABE Fairmont	99	109
Investment in ABE South Dakota	27,182	24,363
Other assets	32	32

Total assets	$38,100	$35,337

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accrued expenses	$847	$780

Total current liabilities	847	780

Other liabilities	43	50

Total liabilities	890	830
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and	48,638	48,638
Accumulated deficit	(11,428)	(14,131)

Total members’ equity	37,210	34,507

Total liabilities and members’ equity	$38,100	$35,337

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2014	2013
	(Dollars in thousands)
Equity in earnings of consolidated subsidiary	$2,809	$6,712
Management fee income from subsidiary	—	395
Selling, general and administrative expenses	(111)	(629)

Operating income	2,698	6,478
Other income	—	12
Interest income	5	4

Net income	$2,703	$6,494

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,703	$6,494
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	36	40
Equity in earnings of consolidated subsidiaries	(2,809)	(6,712)
Distributions from consolidated subsidiaries	—	8,000
Gain on disposal of fixed assets	—	6
Amortization of deferred revenue and rent	(7)	(8)
Change in working capital components:
Prepaid expenses	(21)	(43)
Accounts payable and accrued expenses	67	157

Net cash provided by (used in) operating activities	(31)	7,934

Cash flows from investing activities:
Purchase of property and equipment	—	(79)

Net cash used in investing activities	—	(79)

Cash flows from financing activities:
Distribution to members	—	(7,877)

Net cash used in financing activities	—	(7,877)

Net (decrease) in cash and cash equivalents	(31)	(22)
Beginning cash and cash equivalents	8,988	6,558

Ending cash and cash equivalents	$8,957	$6,536

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2014 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	our margins can be volatile and could become negative, which may impact our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;

•	our risk mitigation strategies could be unsuccessful and could materially harm our results;

•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	current government mandated standards such as the Renewable Fuels Standard may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects of indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to, or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operating facilities may experience technical difficulties and not produce the gallons of ethanol expected;

•	our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect one to develop;

•	the ability of our ABE South Dakota subsidiary to make distributions to ABE in light of restrictions in this subsidiary’s credit facility;

•	the supply of ethanol rail cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire; and

•	an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil, which, from time to time, has and may continue to affect our ability to return our tanker rail cars to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

You can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the U.S. Securities and Exchange Commissions, which we refer to as the SEC, that advise interested parties of the risks and factors that may affect our business.

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto.

Overview

Advanced BioEnergy, LLC (“Company,” “we,” “our,” “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers’ grains, as well as corn oil. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly as the use of ethanol reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice, and decreases the amount of crude oil in the U.S. needs to import from foreign sources.

To execute our business plan, we acquired ABE South Dakota, LLC (f/k/a/ Heartland Grain Fuels, LP) in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We commenced construction of our expansion facility in Aberdeen, South Dakota began in April 2007, and commenced operations in January 2008. Our production operations are carried out primarily through our operating subsidiary: ABE South Dakota, which owns and operates facilities in Aberdeen and Huron, South Dakota.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one reporting segment.

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol primarily by processing corn. Other possible feeds are grain sorghum, or other cellulosic materials. The corn is conveyed directly from South Dakota Wheat Growers to the plant where it is weighed and transferred to a scalper to remove rocks, cobs, and other debris. The corn is then fed to a hammer mill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-sugar conversion. The grain slurry is pumped into fermenters, where yeast is added to begin the batch-fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the corn mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually natural gasoline. The 200-proof alcohol and 2.0-2.5% denaturant constitute denatured fuel ethanol.

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

FACILITIES

The table below provides a summary of our ethanol plants in operation as of December 31, 2014:

		Estimated
	Estimated	Annual	Estimated
	Annual	Distillers	Annual
	Ethanol	Grains	Corn	Primary
Location	Production	Production(1)	Processed	Energy Source
	(Million gallons)	(000’s Tons)	(Million bushels)
Aberdeen, SD(2)	9	27	3.2	Natural Gas
Aberdeen, SD(2)	44	134	15.7	Natural Gas
Huron, SD	32	97	11.4	Natural Gas

Consolidated	85	258	30.3

(1)	Our plants produce and sell wet, modified and dried distillers’ grains. The stated quantities are on a fully dried basis operating at full production capacity.
(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis.

We have entered into a lease agreement for our corporate headquarters as of February 2011. Our corporate headquarters, located in Bloomington, Minnesota, is approximately 4,400 square feet, and will be under leases until June 2016. This building provides offices for our corporate and administrative staff. We believe this space will be sufficient for our needs until the end of the lease period.

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

Plan of Operations through December 31, 2015

Over the next twelve months, we will continue our focus on operational improvements at our South Dakota operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at each of our plants, continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

Results of Operations for the Quarter Ended December 31, 2014 Compared to Quarter Ended December 31, 2013

The following table reflects net sales from our products in total dollars and as a percentage of total net sales, as well as costs of corn and natural gas in total dollars and as a percentage of total net sales and total cost of goods sold (“COGS”) for the three months ended December 31, 2014 and 2013:

	Three Months Ended			Three Months Ended
	December 31, 2014			December 31, 2013
	Net Sales	% of Total Net Sales		Net Sales	% of Total Net Sales
Product Sales Information	(In thousands)			(In thousands)
Ethanol	$31,545	84%		$37,311	77%
Distillers grains	$5,548	15%		$10,207	21%
Corn Oil	$399	1%		$469	1%
Other	$250	1%		$250	1%

		% of Total	% of		% of Total	% of
Product Cost Information	Costs	Net Sales	COGS	Costs	Net Sales	COGS
	(In thousands)			(In thousands)
Corn	$21,495	57%	62%	$27,494	57%	69%
Natural Gas	$2,640	7%	8%	$2,813	6%	7%

Net Sales

Net sales for the quarter ended December 31, 2014 were $37.7 million, compared to $48.2 million for the quarter ending December 31, 2013, a decrease of $10.5 million or 22%. The decrease was a result of lower net ethanol and distillers’ prices. The decline in ethanol and distillers prices is the result of various factors including but not limited to market demand for these products, the spread between ethanol/distillers and corn prices and overall gasoline prices and demand. As a percentage of net sales, ethanol sales were 84% and 78% and distillers’ sales were 15% and 21%, for the quarters ending December 31, 2014 and December 31, 2013, respectively. Ethanol gallons sold increased slightly by 2.6% for the quarter ended December 31, 2014, compared to the prior quarter ended December 31, 2013. Ethanol gallons sold were impacted by overall rail service issues in the current and prior year quarters, which directly affected our ability to maintain production rates at various times.

Cost of Goods Sold

Cost of goods sold for the quarter ended December 31, 2014 was $34.5 million, compared to $40.1 million for the quarter ended December 31, 2013, a decrease of $5.6 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas. A decrease in corn costs represented a majority of the decline in cost of goods sold in the quarter ended December 31, 2014. Corn costs represented 57% of net sales for both quarters, and 62% and 69% of cost of sales for the quarters ended December 31, 2014 and 2013, respectively. Corn prices declined 24% during the three-month period ending December 31, 2014 compared to the prior year quarter. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2014 resulting in a significant increase in the supply of corn available to the market as compared to the drought-impacted harvest in the fall of 2013. We used 3% more corn in the three-month period ending December 31, 2014, compared to the prior year quarter. The slight increase in corn bushels used was the result of slightly higher production in the current period, which was partially offset by a decline in corn-to-ethanol yield experienced over the same period.

Natural gas costs represented 7% and 6% of net sales and 8% and 7% of total cost of sales for the quarters ending December 31, 2014 and 2013, respectively. The cost of natural gas per mmbtu was the same for the quarters ending December 31, 2014 and 2013. Overall production was slightly higher for the quarter ending December 31, 2014; however, our natural gas consumption declined by 6% due to plant efficiency improvements and warmer temperatures for the quarter ending December 31, 2014 versus the prior year quarter.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs decreased by approximately $0.3 million to $0.8 million for the quarter ending December 31, 2014, versus the prior year quarter. As a percentage of net sales, selling, general and administrative expenses for the quarter ending December 31, 2014 decreased to 2.0%, compared to 2.3% for the prior year quarter. The decrease was primarily a result of non-recurring expenses incurred in the quarter ending December 31, 2013 resulting from the 2012 sale of the Fairmont facility.

Excluding these non-recurring costs incurred in quarter ending December 31, 2013, selling, general and administrative costs remained consistent at 2.0% of net sales, for quarters ending December 31, 2014 and 2013.

Interest Expense

Interest expense for the quarter ending December 31, 2014 was $34,000, compared to $478,000 for the prior year quarter. The fiscal 2015 interest expense related to our long-term debt was $433,000 plus $22,000 of amortization of deferred waiver fees, which was offset by $421,000 of amortization of additional carrying value of long-term debt. The amortization of additional carrying value is netted against interest expense on our income statement, thereby significantly reducing the interest expense reported on our income statement.

As a result of the debt sweep payments made during fiscal 2014 and the quarter ended December 31, 2014, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result of the prepayments made during the quarter ended December 31, 2014, a gain of approximately $172,000 was recognized as Other Income during the three months ended December 31, 2014. Since the remaining scheduled principal and interest payments are equal to the carrying amount, the amortization of the additional carrying value will offset the majority of the interest expense on our long-term debt, and the amount of interest expense reported on our income statement will be minimal. Additionally, all remaining payments based on current interest rates will be treated as a reduction in the carrying value of debt. Accordingly, any additional prepayments will create additional gain recognition.

Changes in Financial Position for the Three Months ended December 31, 2014

Current Assets

The $2.0 million decrease in current assets at December 31, 2014 compared to September 30, 2014 was primarily due to capital additions of $1.4 million during the current quarter related to the ethanol storage project and other equipment at our Aberdeen plant.

Property, Plant and Equipment

The $1.3 million decrease in property, plant and equipment at December 31, 2014 compared to September 30, 2014, was primarily due to recognizing $2.7 million of depreciation expense in the current quarter, offset by $1.4 million of capital expenditures.

Current Liabilities

Accounts payable and accrued expenses decreased by $1.4 million at December 31, 2014 compared to September 30, 2014 primarily due to timing of payments to vendors.

Long-term Debt

Long-term debt decreased by $4.6 million in the current quarter. Interest bearing debt decreased by $4.0 million during the current quarter. The decrease in interest bearing debt was comprised of a $750,000 required principal payment and a $3.25 million long-term debt sweep payment. The remaining $0.6 million reduction in long-term debt was due to $421,000 of amortization of additional carrying value of long-term debt netted against interest expense and $172,000 of gain recognition related to the carrying value of long-term debt offset by $22,000 deferred waiver fee amortization.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended December 31, 2014, the average Chicago Opis Spot Ethanol Assessment was $1.86 per gallon and the average NYMEX RBOB spot gasoline price was $2.66 per gallon, or approximately $0.80 per gallon above ethanol prices.

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

The Renewable Fuels Standard

The Renewable Fuels Standard (“RFS”) is a national program that imposes requirements with respect to the amount of renewable fuel produced and used in the United States. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. We believe the RFS2 program has and will continue to increase the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. The RFS2 required that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, representing 7% of the anticipated gasoline and diesel consumption in 2022. In 2013, RFS2 required refiners and importers to blend renewable fuels totaling at least 9.74% of total fuel volume, of which 8.12% of total fuel volume, or 13.8 billion gallons, could be derived from corn-based ethanol. The remainder of the requirement is to be met by non-corn related advanced renewable fuels such as cellulosic ethanol and biomass-based biodiesel. The RFS requirement for corn-based ethanol is capped at 15.0 billion gallons starting in 2015.

In November 2013, the EPA proposed a 9.7% reduction of the original 2014 statutory corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year. This would have been a reduction from the 2013 requirement of 13.8 billion gallons for corn-based ethanol, and the original 2014 volume per the statute of 14.4 billion gallons. Current ethanol production capacity is approximately 14.9 billion gallons per the RFA. The proposal was originally subject to a 60-day comment period and the EPA planned to increase the final version of the 2014 Renewable Volume Obligations (“RVOs”) in June 2014, then extended the planned release date. On November, 21, 2014, the EPA announced that it would not finalize the 2014 RVOs until sometime in 2015 to allow it to take the appropriate time to correct its methodology and establish the necessary volumes to move forward with the original intent of the RFS.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

		Cellulosic			RFS Requirement
	Total Renewable	Ethanol	Biodiesel		That Can Be Met
	Fuel	Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol
2014 (1)	18.15	1.75	—	3.75	14.40
2014 (2)	15.21	0.02	1.28	2.20	13.01
2015	20.50	3.00	—	5.50	15.00
2016	22.25	4.25	—	7.25	15.00
2017	24.00	5.50	—	9.00	15.00
2018	26.00	7.00	—	11.00	15.00
2019	28.00	8.50	—	13.00	15.00
2020	30.00	10.50	—	15.00	15.00
2021	33.00	13.50	—	18.00	15.00
2022	36.00	16.00	—	21.00	15.00

(1)	Original statutory 2014 volumes .
(2)	Proposed EPA 2014 Renewable Fuel Standards issued November 2013.

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

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of November 2014, current U.S. ethanol production capacity was approximately 14.93 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of November 2014, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

CO-PRODUCTS

Sales of distillers’ grains have represented 14.7% and 21.2% of our revenues for the quarters ended December 31, 2014 and 2013, respectively. When the plants are operating at capacity, they produce approximately 258,000 tons of dried distillers’ grains equivalents per year, approximately 17 pounds per bushel of corn used. Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets.

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

Competition

In the sales of distillers’ grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 66% of our distillers’ grain revenues from the sale of dried distillers’ grains, which have an indefinite shelf life and can be transported by truck or rail, and 34% from the sale of modified or wet distillers’ grains, which have a shorter shelf life and are typically sold in local markets via truck.

We compete with other ethanol producers in the sale of corn oil. Many producers have added corn oil technology to their facilities.

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) for marketing the sale of ethanol co-products produced at the Huron plant. ABE South Dakota has a marketing agreement with Gavilon, LLC (“Gavilon”) for dried distillers’ grains produced at the Aberdeen plants which became effective July 1, 2013. The marketing agreement with Gavilon requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Aberdeen plants through July 31, 2016. The Aberdeen plant self-markets its wet and modified distillers’ grains.

ABE South Dakota is party to an agreement with Gavilon Ingredients, LLC, to market all the corn oil produced by the Aberdeen plant through September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Existing Debt Obligations

During quarter ended December 31, 2015, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has minimal activity following the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. There are provisions contained in the financing agreements at ABE South Dakota preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the ABE South Dakota financing agreements.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $9.0 million on hand at December 31, 2014. ABE did not have any debt outstanding as of December 31, 2014. Until June 2014, ABE’s primary source of operating cash came from charging a monthly management fee to ABE South Dakota for management services provided to ABE South Dakota. The primary management services provided include risk management, accounting and finance, human resources and other general management related responsibilities.

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

The Company has a $1.5 million irrevocable and non-transferable standby letter of credit related to a rail car sublease. This letter of credit is collateralized by $1.5 million of cash in a restricted account, which has been classified as restricted cash.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $0.1 million on hand at December 31, 2014, which is unrestricted and can be distributed to Advanced BioEnergy at any time.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $9.3 million and $3.6 million of restricted cash on hand at December 31, 2014. The restricted cash consists of $3.0 million for a debt service payment reserve, and $0.6 million in an account for maintenance capital expenditures. As of December 31, 2014, ABE South Dakota had interest-bearing term debt outstanding of $36.0 million.

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

ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as long-term, non-interest bearing debt. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $275,000, payable in installments beginning in fiscal 2015. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing the fee to interest expense over the remaining life of the debt.

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

At December 31, 2014, ABE South Dakota had working capital of $15.8 million. Net working capital, decreased by $0.6 million since September 2014.

The Company believes that ABE South Dakota will be able to refinance its debt, or extend the maturity of that debt with its senior lenders or another lender, when the debt becomes due in March 2016.

CASH FLOWS

The following table shows our cash flows for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31
	2014	2013
	(In thousands)
Net cash provided by operating activities	$981	$7,126
Net cash (used in) investing activities	(556)	(2,880)
Net cash (used in) financing activities	(4,000)	(8,677)

Cash Flow from Operations

Cash flows provided by operating activities for the quarter ending December 31, 2014 were approximately $981,000 compared to $7.1 million for the prior year quarter a decline of $6.1 million. Lower operating margins accounted for $4.9 million of the overall decline in cash flows from operating activities in addition to a $1.0 million increase in accounts receivables.

Cash Flow from Investing Activities

Cash flows used in investing activities for the quarter ending December 31, 2014 were approximately $556,000 compared to $2.9 million for the prior year quarter. The current year quarter included $1.4 million in additions to property and equipment and a reduction of $859,000 in restricted cash, which was used to fund property and equipment additions. Cash used in investing activities in the prior year quarter were primarily related to the funding of required reserves related to the Company’s senior credit agreement which are classified as restricted cash upon funding.

Cash Flow from Financing Activities

Cash flows used in financing activities for the quarter ending December 31, 2014 were $4.0 million compared to $8.7 million for the prior year quarter. The current year quarter included long-term debt payments of $4.0 million. Cash used in financing activities in the prior year quarter included long-term debt payments of approximately $800,000, plus $7.9 million in distributions to members.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	December 31,
	2014	December 31,	September 30,
	Interest Rate	2014	2014
ABE South Dakota:
Senior debt principal - variable	4.24%	$36,000	$40,000
Restructuring fee	N/A	3,164	3,142
Additional carrying value of restructured debt	N/A	1,828	2,421

Total outstanding		40,992	45,563

Additional carrying value of restructured debt	N/A	(1,828)	(2,421)

Stated principal		$39,164	$43,142

The estimated maturities of debt at December 31 are as follows (in thousands):

			Amortization of
			Additional Carrying
	Senior Debt	Restructuring	Value of
	Principal	Fee Payable	Restructured Debt	Total
2015	$3,000	$186	$1,478	$4,664
2016	33,000	2,978	350	36,328

Total debt	$36,000	$3,164	$1,828	$40,992

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

GOVERNMENT PROGRAMS AND TAX CREDITS

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota has received $249,999 in fiscal 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended December 31, 2014, sales of ethanol represented 84% of our total revenues and corn costs represented 62% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At December 31, 2014, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.605 and $3.97, respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 15% of our total revenues for the quarter ended December 31, 2014. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $160 per ton at December 31, 2014.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 7.7% of total cost of sales for the quarter ended December 31, 2014. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At December 31, 2014, the price of natural gas on the NYMEX was $2.89 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts which guaranteed prices on 10% of our ethanol gallons sold through January 2015. At December 31, 2014 we had entered into forward sale contracts representing 21% of our expected distillers’ grains production output through September 2015.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	76.5	gallons	10.0%	$1.61	$12.3
Distillers grains	0.2	tons	10.0%	160.00	3.4
Corn	30.3	bushels	10.0%	3.97	12.0
Natural gas	2.4	mmbtus	10.0%	2.89	0.7

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 10% of our expected annual gallons capacity of 85 million gallons. The volume of distillers’ grains at risk is based on the assumption that we will enter into contracts for 9% of our expected annual distillers’ grains production of 258,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for none of our estimated current 30.3 million bushel annual requirement. The volume of natural gas is based on the assumption that we will continue to lock in none of our estimated gas usage.
(2)	Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of December 31, 2014.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of December 31, 2014, we had $36.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.4 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: February 13, 2015	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Exhibit 10.1 Amendment No. 2 dated as of January 12, 2015, by and among Advanced BioEnergy, LLC; Clean Energy Capital, LLC (“CEC”); various limited liability companies associated with CEC; Hawkeye Energy Holdings, LLC; South Dakota Wheat Growers Association, and certain Advanced BioEnergy, LLC directors, amending Voting Agreement originally dated as of August 28, 2009.	Filed herewith

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101	The following materials from Advanced BioEnergy’s Filed Electronically Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2014 and September 30, 2014 ; (ii) Consolidated Statements of Operations for the three months ended December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Changes in Member’s Equity for the three months ended December 31, 2014; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013; and (v) Notes to the Consolidated Financial Statements.	Filed Electronically