Form 10-Q
period 2015-03-31
Advanced BioEnergy, LLC
filed 2015-05-14
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 1, 2015, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2015	September 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,192	$21,982
Accounts receivable:
Trade accounts receivable	4,452	4,190
Other receivables	165	77
Inventories	4,374	4,046
Prepaid expenses	1,027	682
Restricted cash	4,744	5,945

Total current assets	34,954	36,922

Property and equipment, net	46,341	49,644
Other assets	984	1,051

Total assets	$82,279	$87,617

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$5,780	$4,263
Accrued expenses	2,684	3,234
Current portion of long-term debt (stated principal amount of $38,118 and $3,117 at March 31, 2015 and September 30, 2014, respectively)	39,563	4,763

Total current liabilities	48,027	12,260

Other liabilities	36	50
Long-term debt (stated principal amount of $40,025 at September 30, 2014)	—	40,800

Total liabilities	48,063	53,110

Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(14,422)	(14,131)

Total members’ equity	34,216	34,507

Total liabilities and members’ equity	$82,279	$87,617

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net sales
Ethanol and related products	$37,110	$51,720	$74,602	$99,707
Other	161	180	411	430

Total net sales	37,271	51,900	75,013	100,137
Cost of goods sold	39,380	45,612	73,842	85,710

Gross profit (loss)	(2,109)	6,288	1,171	14,427
Selling, general and administrative expenses	889	1,224	1,640	2,308

Operating income (loss)	(2,998)	5,064	(469)	12,119
Other income, net	32	121	234	28
Interest income	6	8	12	18
Interest expense	(34)	(178)	(68)	(655)

Net Income (loss)	$(2,994)	$5,015	$(291)	$11,510

Weighted average units outstanding - basic and diluted	25,411	25,411	25,411	25,411

Income (loss) per unit - basic and diluted	$(0.12)	$0.20	$(0.01)	$0.45

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Six Months Ended March 31, 2015

(Dollars in thousands)

(Unaudited)

	Member Units	Members’ Capital	Accumulated Deficit	Total

MEMBERS’ EQUITY - September 30, 2014	25,410,851	$48,638	$(14,131)	$34,507
Net loss	—	—	(291)	(291)

MEMBERS’ EQUITY - March 31, 2015	25,410,851	$48,638	$(14,422)	$34,216

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income (loss)	$(291)	$11,510
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	5,470	5,422
Amortization of deferred financing costs	44	45
Amortization of deferred revenue and rent	(14)	(15)
Amortization of additional carrying value of debt	(792)	(1,273)
(Gain) on troubled debt restructuring	(183)	—
Change in working capital components:
Accounts receivable	(350)	608
Inventories	(328)	(716)
Prepaid expenses	(345)	(228)
Accounts payable	1,622	(770)
Accrued expenses	(550)	(200)

Net cash provided by operating activities	4,283	14,383

Cash flows from investing activities:
Purchase of property and equipment	(2,272)	(389)
Proceeds from sale of assets	—	6
Change in other assets	67	162
Change in restricted cash	1,201	(2,824)

Net cash (used in) investing activities	(1,004)	(3,045)

Cash flows from financing activities:
Payments on debt	(5,069)	(5,882)
Distribution to members	—	(7,877)

Net cash (used in) financing activities	(5,069)	(13,759)

Net (decrease) in cash and cash equivalents	(1,790)	(2,421)
Beginning cash and cash equivalents	21,982	27,796

Ending cash and cash equivalents	$20,192	$25,375

Supplemental disclosure of cash flow information:
Cash paid for interest	$840	$2,564

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014. The financial information as of March 31, 2015 and the results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the results for the fiscal year ending September 30, 2015. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

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

Receivables

Credit sales are made to a relatively small numbers of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded at March 31, 2015 or September 30, 2014.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount on the asset group may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the estimated fair value on that date.

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

In November 2013, the EPA proposed a 9.7% reduction of the original 2014 statutory corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year. This would be a reduction from the 2013 requirement of 13.8 billion gallons for corn-based ethanol, and the original 2014 volume per the statute of 14.4 billion gallons. Current ethanol production capacity is approximately 15.1 billion gallons per the RFA. The proposal was originally subject to a 60-day comment period and the EPA planned to release the final version of the 2014 Renewable Volume Obligations (“RVOs”) in June 2014, then extended the planned release date. On April 10, 2015, the EPA entered into a consent decree agreeing to a court-enforced timeline for establishing the RFS RVO numbers for 2014 and 2015. The proposed RVO numbers will be announced by June 1, 2015, and the final 2014 and 2015 RVO’s will be announced by November 30, 2015. The EPA has also committed to finalizing the 2016 RFS RVO numbers in 2015 as well, although this was not part of the consent decree.

Ethanol has historically traded at a discount to gasoline; however, with the recent decline in gasoline prices, at times ethanol may trade at a premium to gasoline, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS. Consequently, there may be a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition.

2. Inventories

A summary of inventories is as follows (in thousands):

	March 31, 2015	September 30, 2014
Chemicals	$533	$643
Work in process	907	768
Ethanol	1,070	840
Distillers grain	148	145
Supplies and parts	1,716	1,650

Total	$4,374	$4,046

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	March 31, 2015	September 30, 2014
Land	$1,811	$1,811
Buildings	10,031	9,886
Process equipment	106,625	103,833
Office equipment	1,517	1,329
Construction in process	35	1,022

	120,019	117,881
Accumulated depreciation	(73,678)	(68,237)

Property and equipment, net	$46,341	$49,644

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	March 31, 2015 Interest Rate	March 31, 2015	September 30, 2014

ABE South Dakota:
Senior debt principal - variable	4.27%	$35,000	$40,000
Restructuring fee	N/A	3,118	3,142
Additional carrying value of restructured debt	N/A	1,445	2,421

Total outstanding		39,563	45,563

Additional carrying value of restructured debt	N/A	(1,445)	(2,421)

Stated principal		$38,118	$43,142

The estimated maturities of debt at March 31 are as follows (in thousands):

	Stated Principal	Restructuring Fee	Amortization of Additional Carrying Value of Restructured Debt	Total
2016	$35,000	$3,118	$1,445	$39,563

Total debt	$35,000	$3,118	$1,445	$39,563

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

The principal amount of the term loan facility is payable in quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. During the quarter ended March 31, 2015, ABE South Dakota made debt sweep payments totaling $250,000 in addition to its scheduled principal payment of $750,000. During the quarter ended December 31, 2014, ABE South Dakota made debt sweep payments totaling $3.25 million in addition to its scheduled principal payments of $750,000. ABE South Dakota also paid a waiver fee installment of $68,750 to the senior lenders during the quarter ended March 31, 2015. ABE South Dakota is obligated to pay a remaining waiver fee of $206,250, payable in equal installments over the next three quarterly periods. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet and the fee, net of the unamortized discount of $88,520, is included in the Restructuring Fee category in the above Debt tables.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 3.0%. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 4.0%. As of March 31, 2015, ABE South Dakota had selected the LIBOR plus 4.0% rate for a period of one month.

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

The Company believes that ABE South Dakota will be able to refinance its debt, or extend the maturity of that debt with its senior lenders or another lender, when the debt becomes due in March 2016. The Company is currently in discussions with outside lenders regarding refinancing the debt.

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

As a result of the debt sweep payments made during fiscal 2014 and the quarters ended December 31, 2014 and March 31, 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result of the prepayments made during the three and six months ended March 31, 2015, gains of approximately $11,000 and $183,000 were recognized as other income during the three and six months ended March 31, 2015, respectively. Since the remaining scheduled principal and interest payments are equal to the carrying amount, all remaining payments based on current interest rates will be treated as a reduction in the carrying value of debt. Accordingly, any additional prepayments will create additional gain recognition.

ABE Letter of Credit

The Company has a $1.5 million irrevocable and non-transferable standby letter of credit related to a rail car sublease. This letter of credit is collateralized by $1.5 million of cash in a restricted account, which has been classified as restricted cash.

5. Major Customers

ABE South Dakota has marketing agreements (“Ethanol Marketing Agreements”) with NGL Energy Partners, LP (“NGL”), a diversified energy business. The Ethanol Marketing Agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. The term of the Ethanol Marketing Agreements expires on June 30, 2016.

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of distillers’ grains produced at the ABE South Dakota Huron plant to third parties for an agreed-upon commission. ABE South Dakota has a marketing agreement with Gavilon to market the dried distillers’ grains from the Aberdeen plant through July 31, 2016. ABE South Dakota self-markets the wet distillers’ grains produced at the Aberdeen plant.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Six Months Ending	As of and for the Six Months Ending	As Of
	March 31, 2015	March 31, 2014	September 30, 2014
NGL Energy - Ethanol
Six months revenues	$59,185	$78,366
Receivable balance at period end	3,426		$3,566

Gavilon - Distillers Grains
Six months revenues	$7,857	$10,610
Receivable balance at period end	496		$341

Dakotaland Feeds - Distillers Grains
Six months revenues	$6,040	$6,649
Receivable balance at period end	436		$168

6. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. The Company had entered into the following fixed price forward contracts at March 31, 2015:

Commodity	Type	Quantity	Amount (in 000’s)	Period Covered Through

Ethanol	Sale	2,822,400 gallons	$3,841	April 30, 2015
Corn	Purchase	520,000 bushels	1,888	May 31, 2015
Distillers grains	Sale	27,345 tons	3,851	September 30, 2015
Corn oil	Sale	47,000 lbs	12	April 30, 2015

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

7. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of March 31, 2015 and September 30, 2014, and for the three and six months ended March 31, 2015 and 2014. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota’s credit agreements. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Unaudited)

	March 31, 2015	September 30, 2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,682	$8,988
Restricted cash	1,500	1,500
Prepaid expenses	17	5

Total current assets	10,199	10,493

Property and equipment, net	272	340
Other assets:
Investment in ABE Fairmont	99	109
Investment in ABE South Dakota	24,406	24,363
Other assets	32	32

Total assets	$35,008	$35,337

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities, accrued expenses	$756	$780
Other liabilities	36	50

Total liabilities	792	830

Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(14,422)	(14,131)

Total members’ equity	34,216	34,507

Total liabilities and members’ equity	$35,008	$35,337

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(Dollars in thousands)		(Dollars in thousands)

Equity in earnings (losses) of consolidated subsidiary	$(2,776)	$5,284	$33	$11,997
Management fee income from subsidiary	—	388	—	783
Selling, general and administrative expenses	(224)	(661)	(335)	(1,290)

Operating income (loss)	(3,000)	5,011	(302)	11,490
Other income	—	—	—	12
Interest income	6	4	11	8

Net Income (loss)	(2,994)	5,015	(291)	11,510

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(291)	$11,510
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	68	78
Equity in earnings of consolidated subsidiaries	(33)	(11,997)
Distributions from consolidated subsidiaries	—	8,000
Gain on disposal of fixed assets	—	6
Amortization of deferred revenue and rent	(14)	(16)
Change in working capital components:
Accounts receivable	—	(12)
Prepaid expenses	(12)	(28)
Accounts payable and accrued expenses	(24)	20

Net cash provided by (used in) operating activities	(306)	7,561

Cash flows from investing activities:
Purchase of property and equipment	—	(79)

Net cash (used in) investing activities	—	(79)

Cash flows from financing activities:
Distribution to members	—	(7,877)

Net cash (used in) financing activities	—	(7,877)

Net (decrease) in cash and cash equivalents	(306)	(395)
Beginning cash and cash equivalents	8,988	6,558

Ending cash and cash equivalents	$8,682	$6,163

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2014 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	our margins can be volatile and could become negative, which may affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;

•	our risk mitigation strategies could be unsuccessful and could materially harm our results;

•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS. Consequently, there may be a negative impact on ethanol pricing and demand;

•	current government mandated standards such as the Renewable Fuels Standard may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects of indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to, or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operating facilities may experience technical difficulties and not produce the gallons of ethanol expected;

•	our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect one to develop;

•	the ability of our ABE South Dakota subsidiary to make distributions to ABE in light of restrictions in this subsidiary’s credit facility;

•	the ability of our ABE South Dakota subsidiary to refinance its existing indebtedness on or prior to the debt’s March 31, 2016 maturity date;

•	the supply of ethanol rail cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire; and

•	an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil, which, from time to time, has and may continue to affect our ability to return our tanker rail cars to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

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

To execute our business plan, we acquired ABE South Dakota, LLC (f/k/a/ Heartland Grain Fuels, LP) in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We commenced construction of our expansion facility in Aberdeen, South Dakota in April 2007, and commenced operations in January 2008. Our production operations are carried out primarily through our operating subsidiary ABE South Dakota, which owns and operates facilities in Aberdeen and Huron, South Dakota.

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

The table below provides a summary of our ethanol plants in operation as of March 31, 2015:

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

We have entered into a lease agreement for our corporate headquarters as of February 2011. Our corporate headquarters, located in Bloomington, Minnesota, is approximately 4,400 square feet, and is under lease until June 2016. This building provides offices for our corporate and administrative staff. We believe this space will be sufficient for our needs until the end of the lease period.

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

Plan of Operations through March 31, 2016

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

Results of Operations for the Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014

The following table reflects net sales from our products in total dollars and as a percentage of total net sales, as well as costs of corn and natural gas in total dollars and as a percentage of total net sales and total cost of goods sold (“COGS”) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Net Sales	% of Total Net Sales		Net Sales	% of Total Net Sales
Product Sales Information	(In thousands)			(In thousands)
Ethanol	$27,641	74.2%		$41,055	79.1%
Distillers grains	9,218	24.7%		10,255	19.8%
Corn Oil	251	0.7%		410	0.8%
Other	161	0.4%		180	0.3%

Product Cost Information	Costs	% of Total Net Sales	% of COGS	Costs	% of Total Net Sales	% of COGS
Corn	$26,717	71.7%	67.8%	$28,326	54.6%	62.1%
Natural Gas	2,776	7.5%	7.1%	7,564	14.6%	16.6%

Net Sales

Net sales for the quarter ended March 31, 2015 were $37.3 million, compared to $51.9 million for the quarter ending March 31, 2014, a decrease of $14.6 million or 28%. The decrease was a result of lower net selling prices of 38% and 23% for ethanol and distillers’ prices, respectively. The decline in ethanol and distillers prices is the result of various factors including but not limited to market demand for these products and overall gasoline prices and demand. As a percentage of net sales, ethanol sales were 74% and 79% and distillers’ sales were 25% and 20%, for the quarters ending March 31, 2015 and March 31, 2014, respectively. Ethanol gallons sold increased by 8.9% for the quarter ended March 31, 2015, compared to the prior quarter ended March 31, 2014. Ethanol gallons sold were affected by overall rail service issues in the prior year quarter, which directly affected our ability to maintain production rates at various times. The addition of the one million gallons of ethanol storage at the Aberdeen plant mitigated this issue in the quarter ended March 31, 2015.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2015 was $39.4 million, compared to $45.6 million for the quarter ended March 31, 2014, a decrease of $6.2 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas. A decrease in natural gas costs represented a majority of the decline in cost of goods sold in the quarter ended March 31, 2015. Natural gas costs represented 8% and 15% of net sales and 7% and 17% of total cost of goods sold for the quarters ending March 31, 2015 and 2014, respectively. The cost of natural gas per mmbtu was $4.57 and $13.13 for the quarters ending March 31, 2015 and 2014, respectively, a decrease of 65% or $8.56 per mmbtu.

Corn costs represented 72% and 55% of net sales and 68% and 62% of cost of goods sold for the quarters ended March 31, 2015 and 2014, respectively. Corn prices declined 13% during the three month period ending March 31, 2015 compared to the prior year quarter. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2014 resulting in a significant increase in the supply of corn available to the market as compared to the drought-impacted harvest in the fall of 2013. We used 8% more corn in the three month period ending March 31, 2015, compared to the prior year quarter as the result of higher production in the current period.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs decreased by approximately $0.3 million to $0.9 million for the quarter ending March 31, 2015, versus the prior year quarter. The decrease was primarily a result of non-recurring severance and related expenses incurred in the three months ending March 31, 2014. As a percentage of net sales, selling, general and administrative expenses were 2.4% of net sales, for the quarters ending March 31, 2015 and 2014. Excluding the non-recurring costs incurred in the three months ending March 31, 2014, selling, general and administrative costs were 2.0% of net sales.

Interest Expense

Interest expense for the quarter ending March 31, 2015 was $34,000, compared to $178,000 for the prior year quarter. The decrease was a result of debt prepayments described in the following paragraph. The interest expense for the quarter ending March 31, 2015 related to our long-term debt was $383,000 plus $22,000 of amortization of deferred waiver fees, which was offset by $371,000 of amortization of additional carrying value of long-term debt. The amortization of additional carrying value is netted against interest expense on our income statement, thereby significantly reducing the interest expense reported on our income statement.

As a result of the debt sweep payments made during fiscal 2014 and the quarters ended December 31, 2014 and March 31, 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result of the prepayments made during the quarter ended March 31, 2015, a gain of approximately $11,000 was recognized as other income during the three months ended March 31, 2015. Since the remaining scheduled principal and interest payments are equal to the carrying amount, the amortization of the additional carrying value will offset the majority of the interest expense on our long-term debt, and the amount of interest expense reported on our income statement from currently outstanding debt will be minimal. Additionally, all remaining payments based on current interest rates will be treated as a reduction in the carrying value of debt. Accordingly, any additional prepayments will create additional gain recognition.

Results of Operations for the Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

The following table reflects net sales from our products in total dollars and as a percentage of total net sales, as well as costs of corn and natural gas in total dollars and as a percentage of total net sales and total cost of goods sold (“COGS”) for the six months ended March 31, 2015 and 2014:

	Six Months Ended March 31, 2015			Six Months Ended March 31, 2014
	Net Sales	% of Total Net Sales		Net Sales	% of Total Net Sales
Product Sales Information	(In thousands)			(In thousands)
Ethanol	$59,186	78.9%		$78,366	78.3%
Distillers grains	14,766	19.7%		20,462	20.4%
Corn Oil	650	0.9%		879	0.9%
Other	411	0.5%		431	0.4%

Product Cost Information	Costs	% of Total Net Sales	% of COGS	Costs	% of Total Net Sales	% of COGS
Corn	$48,212	64.3%	65.3%	$55,821	55.7%	65.1%
Natural Gas	5,416	7.2%	7.3%	10,377	10.4%	12.1%

Net Sales

Net sales for the six months ended March 31, 2015 were $75.0 million, compared to $100.1 million for the six months ending March 31, 2014, a decrease of $25.1 million or 25%. The decrease was a result of lower net selling prices of 29% and 34% for ethanol and distillers’, respectively. The decline in ethanol and distillers prices is the result of various factors including but not limited to market demand for these products and overall gasoline prices and demand. As a percentage of net sales, ethanol sales were 79% and 78% and distillers’ sales were 20% and 20%, for the six months ending March 31, 2015 and March 31, 2014, respectively. Ethanol gallons sold increased slightly by 5.8% for the six months ended March 31, 2015, compared to the prior six months ended March 31, 2014. Ethanol gallons sold were affected by overall rail service issues in the current and prior year six months, which directly affected our ability to maintain production rates at various times. The addition of the ethanol storage at the Aberdeen plant mitigated the production issue in the six months ended March 31, 2015.

Cost of Goods Sold

Cost of goods sold for the six months ended March 31, 2015 was $73.8 million, compared to $85.7 million for the six months ended March 31, 2014, a decrease of $11.9 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas. A decrease in corn costs represented a majority of the decline in cost of goods sold in the six months ended March 31, 2015. Corn costs represented 64% and 56% of net sales for the six months ended March 31, 2015 and 2014, respectively, and 65% of cost of goods sold for both periods. Corn prices declined 18% during the six-month period ending March 31, 2015 compared to the prior year six months. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2014 resulting in a significant increase in the supply of corn available to the market as compared to the drought-impacted harvest in the fall of 2013. We used 6% more corn in the six month period ending March 31, 2015, compared to the prior year six month period as a result of higher production in the current period.

Natural gas costs represented 7% and 10% of net sales and 7% and 12% of total cost of goods sold for the quarters ending March 31, 2015 and 2014, respectively. The cost of natural gas per mmbtu decreased by $4.16 per mmbtu, or 48% for the six months ending March 31, 2015 compared to the prior year period. The higher natural gas cost per mmbtu for the six months ending March 31, 2014 was the result of significantly higher natural gas prices due to historically cold temperatures and resulting supply issues. Natural gas consumption decreased less than 1% for the six months ending March 31, 2015 compared to the prior year period.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs decreased by approximately $0.7 million to $1.6 million for the six months ending March 31, 2015, versus the prior year period. As a percentage of net sales, selling, general and administrative expenses for the six months ending March 31, 2015 decreased to 2.2%, compared to 2.3% for the prior year period. The decrease was primarily a result of non-recurring severance and related expenses incurred in the six months ending March 31, 2014. Excluding these non-recurring costs incurred in six months ending March 31, 2014, selling, general and administrative costs were 2.0% of net sales.

Interest Expense

Interest expense for the six months ending March 31, 2015 was $68,000, compared to $655,000 for the prior year period. The decrease was a result of debt prepayments described in the following paragraph. The interest expense for the six months ending March 31, 2015 related to our long-term debt was $816,000 plus $44,000 of amortization of deferred waiver fees, which was offset by $792,000 of amortization of additional carrying value of long-term debt. The amortization of additional carrying value is netted against interest expense on our income statement, thereby significantly reducing the interest expense reported on our income statement.

As a result of the debt sweep payments made during fiscal 2014 and the quarter ended March 31, 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result of the prepayments made during the six months ending March 31, 2015, a gain of approximately $183,000 was recognized as Other Income during the six months ending March 31, 2015. Since the remaining scheduled principal and interest payments are equal to the carrying amount, the amortization of the additional carrying value will offset the majority of the interest expense on our long-term debt; as a result, the amount of interest expense reported on our income statement related to currently outstanding debt will be minimal. Additionally, all remaining payments based on current interest rates will be treated as a reduction in the carrying value of debt. Accordingly, any additional prepayments will create additional gain recognition.

Changes in Financial Position for the Six Months ended March 31, 2015

Current Assets

The $2.0 million decrease in current assets at March 31, 2015 compared to September 30, 2014 was primarily due to capital additions of $2.2 million related to the ethanol storage project and other equipment at our Aberdeen plant.

Property, Plant and Equipment

The $3.3 million decrease in property, plant and equipment at March 31, 2015 compared to September 30, 2014, was primarily due to recognizing $5.5 million of depreciation expense in the current quarter, offset by $2.2 million of capital expenditures.

Current Liabilities

Accounts payable and accrued expenses increased by $1.0 million at March 31, 2015 compared to September 30, 2014 primarily due to timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt increased by $34.8 million at March 31, 2015 compared to September 30, 2014. The increase was due to the reclassification of long-term debt to current debt based on the March 2016 termination date of the existing debt agreement.

Long-term debt decreased by $40.8 million at March 31, 2015 compared to September 30, 2014. This decrease was due to the reclassification of the debt to current as described above, and the debt payments described below. Total interest bearing debt decreased by $5.0 million during the six months ended March 31, 2015. The decrease in interest bearing debt was comprised of $1.5 million of required principal payments and $3.5 million of long-term debt sweep payments. The remaining reduction in long-term debt was due to $792,000 of amortization of additional carrying value of long-term debt and $183,000 of gain recognition related to the carrying value of long-term debt, offset by $44,000 of deferred waiver fee amortization.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of January 2015, the estimated ethanol production capacity in the United States was 15.1 billion gallons per year, with approximately 0.5 billion gallons currently idle. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 134 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.4 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended December 31, 2014, the average Chicago Opis Spot Ethanol Assessment was $1.49 per gallon and the average NYMEX RBOB spot gasoline price was $1.60 per gallon, or approximately $0.11 per gallon above ethanol prices.

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

In November 2013, the EPA proposed a 9.7% reduction of the original 2014 statutory corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year. This would have been a reduction from the 2013 requirement of 13.8 billion gallons for corn-based ethanol, and the original 2014 volume per the statute of 14.4 billion gallons. Current ethanol production capacity is approximately 14.9 billion gallons per the RFA. The proposal was originally subject to a 60-day comment period and the EPA planned to increase the final version of the 2014 Renewable Volume Obligations (“RVOs”) in June 2014, then extended the planned release date. On April 10, 2015, the EPA entered into a consent decree agreeing to a court-enforced timeline for establishing the RFS RVO numbers for 2014 and 2015. The proposed RVO numbers will be announced by June 1, 2015, and the final 2014 and 2015 RVO’s will be announced by November 30, 2015. The EPA has also committed to finalizing the 2016 RFS RVO numbers in 2015 as well, although this was not part of the consent decree.

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

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of January 2015, current U.S. ethanol production capacity was approximately 15.1 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of April 2015, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

Ethanol Marketing

ABE South Dakota has marketing agreements (“Ethanol Marketing Agreements”) with NGL Energy Partners, LP (“NGL”), a diversified energy business. The Ethanol Marketing Agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. The term of the Ethanol Marketing Agreements expires on June 30, 2016.

CO-PRODUCTS

Sales of distillers’ grains have represented 24.7% and 19.8% of our revenues for the quarters ended March 31, 2015 and 2014, respectively. When the plants are operating at capacity, they produce approximately 258,000 tons of dried distillers’ grains equivalents per year, approximately 17 pounds per bushel of corn used. Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets.

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

Competition

In the sales of distillers’ grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 67% of our distillers’ grain revenues from the sale of dried distillers’ grains, which have an indefinite shelf life and can be transported by truck or rail, and 33% from the sale of modified or wet distillers’ grains, which have a shorter shelf life and are typically sold in local markets via truck.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing and Existing Debt Obligations

During quarter ended March 31, 2015, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has minimal activity following the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. There are provisions contained in the financing agreements at ABE South Dakota preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the ABE South Dakota financing agreements.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $8.7 million on hand at March 31, 2015. ABE did not have any debt outstanding as of March 31, 2015. Until June 2014, ABE’s primary source of operating cash came from charging a monthly management fee to ABE South Dakota for management services provided to ABE South Dakota. The primary management services provided include risk management, accounting and finance, human resources and other general management related responsibilities.

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

From time to time, ABE may also receive certain allowable distributions from ABE South Dakota based on the terms and conditions in its senior credit agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2014 financial results and has not received any in fiscal 2015.

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

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $0.1 million on hand at March 31, 2015, which is unrestricted and can be distributed to Advanced BioEnergy at any time.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $11.4 million and $3.2 million of restricted cash on hand at March 31, 2015. The restricted cash consists of $3.0 million for a debt service payment reserve, and $0.2 million in an account for maintenance capital expenditures. As of March 31, 2015, ABE South Dakota had interest-bearing term debt outstanding of $35.0 million.

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

ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as long-term, non-interest bearing debt. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $206,250, payable in installments over the next three quarters. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing the fee to interest expense over the remaining life of the debt.

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

At March 31, 2015, ABE South Dakota had a working capital deficit of ($22.6) million due to the reclassification of the long-term debt to current. Excluding the debt reclassification, ABE South Dakota net working capital was $13.7 million at March 31, 2015, a decrease of $2.7 million since September 2014.

The Company believes that ABE South Dakota will be able to refinance its debt, or extend the maturity of that debt with its senior lenders or another lender, when the debt becomes due in March 2016. The Company is currently in discussions with outside lenders regarding refinancing the debt.

CASH FLOWS

The following table shows our cash flows for the six months ended March 31, 2015 and 2014:

	Six Months Ended March 31
	2015	2014
	(In thousands)
Net cash provided by operating activities	$4,283	$14,383
Net cash (used in) investing activities	(1,004)	(3,045)
Net cash (used in) financing activities	(5,069)	(13,759)

Cash Flow from Operations

Cash flows provided by operating activities for the six months ending March 31, 2015 were approximately $4.3 million compared to $14.4 million for the prior year period, a decline of $10.1 million. Lower operating margins accounted for the majority of the overall decline in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows used in investing activities for the six months ending March 31, 2015 were approximately $1.0 million compared to $3.0 million for the prior year period. The current year six months included $2.3 million in additions to property and equipment and a reduction of $1.2 million in restricted cash, which was used to fund property and equipment additions. Cash used in investing activities in the prior year period were primarily related to the funding of required reserves related to the Company’s senior credit agreement which are classified as restricted cash upon funding.

Cash Flow from Financing Activities

Cash flows used in financing activities for the six months ending March 31, 2015 were $5.1 million compared to $13.8 million for the prior year period. The current year period included long-term debt payments of $5.1 million. Cash used in financing activities in the prior year period included long-term debt payments of approximately $5.9 million, plus $7.9 million in distributions to members.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	March 31, 2015 Interest Rate	March 31, 2015	September 30, 2014

ABE South Dakota:
Senior debt principal - variable	4.27%	$35,000	$40,000
Restructuring fee	N/A	3,118	3,142
Additional carrying value of restructured debt	N/A	1,445	2,421

Total outstanding		39,563	45,563

Additional carrying value of restructured debt	N/A	(1,445)	(2,421)

Stated principal		$38,118	$43,142

The estimated maturities of debt at March 31 are as follows (in thousands):

	Stated Principal	Restructuring Fee	Amortization of Additional Carrying Value of Restructured Debt	Total
2016	$35,000	$3,118	$1,445	$39,563

Total debt	$35,000	$3,118	$1,445	$39,563

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

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount on the asset group may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the estimated fair value.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOVERNMENT PROGRAMS AND TAX CREDITS

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota has received $411,461 in fiscal 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended March 31, 2015, sales of ethanol represented 74% of our total revenues and corn costs represented 68% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At March 31, 2015, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.49 and $3.36 respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 25% of our total revenues for the quarter ended March 31, 2015. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $170 per ton at March 31, 2015.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 7.0% of total cost of sales for the quarter ended March 31, 2015. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At March 31, 2015, the price of natural gas on the NYMEX was $2.64 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts which guaranteed prices on 40% of our ethanol gallons sold through April 2015. At March 31, 2015 we had entered into forward sale contracts representing 22% of our expected distillers’ grains production output through September 2015.

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

	Estimated at Risk Volume (1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	76.5	gallons	10.0%	$1.49	$11.4
Distillers grains	0.2	tons	10.0%	170.00	4.0
Corn	30.3	bushels	10.0%	3.36	10.2
Natural gas	2.4	mmbtus	10.0%	2.64	0.6

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 10% of our expected annual gallons capacity of 85 million gallons. The volume of distillers’ grains at risk is based on the assumption that we will enter into contracts for 9% of our expected annual distillers’ grains production of 258,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for none of our estimated current 30.3 million bushel annual requirement. The volume of natural gas is based on the assumption that we will continue to lock in none of our estimated gas usage.
(2)	Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of March 31, 2015.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of March 31, 2015, we had $35.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.4 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2014 Annual Report on Form 10-K, except as follows:

The debt of our ABE South Dakota subsidiary matures on March 31, 2016.

At March 31, 2015, the Company’s ABE South Dakota, LLC subsidiary had interest-bearing debt of $35.0 million and approximately $3.1 million of additional non-interest bearing debt, all of which is due on March 31, 2016. The Company currently believes that ABE South Dakota will be able to refinance this debt, or extend the maturity of the debt, with its senior lenders or another lender prior to the due debt, and is currently in discussions with outside lenders regarding refinancing the debt. If ABE South Dakota is unable to refinance or extend the maturity of this indebtedness on or prior to the maturity date, it could adversely affect the Company and the value of its units.

Ethanol may, at times, trade at a premium to gasoline, which could negatively impact ethanol pricing and demand.

Ethanol has historically traded at a discount to gasoline; however, with the recent decline in gasoline prices, at times ethanol may trade at a premium to gasoline, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS. Consequently, there may be a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company has agreed with AgStockTrade.com, an electronic bulletin board service, that the Company’s units would be eligible for the purchase and sale matching service operated through AgStockTrade.com. The Company expects its units to be available for purchase or sale on the AgStockTrade.com site on or before June 1, 2015. Any proposed sales would be subject to the limitations under the Company’s Operating Agreement, including approval by the Company’s Board of Directors.

Item 6. Exhibits

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: May 14, 2015	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101	The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015 and September 30, 2014; (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2015 and March 31, 2014; (iii) Consolidated Statements of Changes in Member’s Equity for the six months ended March 31, 2015; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014; and (v) Notes to the Consolidated Financial Statements.	Filed Electronically