Form 10-Q
period 2015-06-30
Advanced BioEnergy, LLC
filed 2015-08-12
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 1, 2015, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2015	September 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,312	$21,982
Accounts receivable:
Trade accounts receivable	4,586	4,190
Other receivables	114	77
Inventories	4,331	4,046
Prepaid expenses	873	682
Restricted cash	4,741	5,945

Total current assets	32,957	36,922

Property and equipment, net	43,756	49,644
Other assets	984	1,051

Total assets	$77,697	$87,617

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$6,272	$4,263
Accrued expenses	2,569	3,234
Current portion of long-term debt (stated principal amount of $33,071 and $3,117 at June 30, 2015 and September 30, 2014, respectively)	34,011	4,763

Total current liabilities	42,852	12,260

Other liabilities	29	50
Long-term debt (stated principal amount of $40,025 at September 30, 2014)	—	40,800

Total liabilities	42,881	53,110

Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(13,822)	(14,131)

Total members’ equity	34,816	34,507

Total liabilities and members’ equity	$77,697	$87,617

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Net sales
Ethanol and related products	$40,070	$53,714	$114,672	$153,421
Other	—	—	411	430

Total net sales	40,070	53,714	115,083	153,851
Cost of goods sold	38,824	40,868	112,666	126,578

Gross profit	1,246	12,846	2,417	27,273
Selling, general and administrative expenses	762	1,422	2,402	3,730

Operating income	484	11,424	15	23,543
Other income, net	143	1,078	377	1,106
Interest income	5	11	17	29
Interest expense	(32)	(32)	(100)	(688)

Net Income	$600	$12,481	$309	$23,990

Weighted average units outstanding - basic and diluted	25,411	25,411	25,411	25,411

Income per unit - basic and diluted	$0.02	$0.49	$0.01	$0.94

Distributions declared per unit	$—	$0.48	$—	$0.48

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Nine Months Ended June 30, 2015

(Dollars in thousands)

(Unaudited)

	Member Units	Members’ Capital	Accumulated Deficit	Total
MEMBERS’ EQUITY - September 30, 2014	25,410,851	$48,638	$(14,131)	$34,507
Net income	—	—	309	309

MEMBERS’ EQUITY - June 30, 2015	25,410,851	$48,638	$(13,822)	$34,816

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$309	$23,990
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	8,287	8,126
Amortization of deferred financing costs	66	67
Amortization of deferred revenue and rent	(21)	(22)
Amortization of additional carrying value of debt	(1,162)	(1,983)
(Gain) on troubled debt restructuring	(319)	(930)
(Gain) Loss on disposal of assets	—	10
Change in working capital components:
Accounts receivable	(394)	4,341
Inventories	(285)	(538)
Prepaid expenses	(191)	(74)
Accounts payable	2,003	(1,477)
Accrued expenses	(703)	(712)

Net cash provided by operating activities	7,590	30,798

Cash flows from investing activities:
Purchase of property and equipment	(2,393)	(915)
Proceeds from sale of assets	—	39
Change in other assets	67	160
Change in restricted cash	1,204	6,268

Net cash provided by (used in) investing activities	(1,122)	5,552

Cash flows from financing activities:
Payments on debt	(10,138)	(23,682)
Distribution to members	—	(20,074)

Net cash (used in) financing activities	(10,138)	(43,756)

Net (decrease) in cash and cash equivalents	(3,670)	(7,406)
Beginning cash and cash equivalents	21,982	27,796

Ending cash and cash equivalents	$18,312	$20,390

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,244	$3,264

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014. The financial information as of June 30, 2015 and the results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the results for the fiscal year ending September 30, 2015. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company segregates cash restricted for debt service and has classified these funds according to the future anticipated use of the funds. Restricted cash includes cash held for debt service under the terms of the Company’s debt agreements and a deposit for a rail car sublease.

Receivables

Credit sales are made to a relatively small numbers of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded at June 30, 2015 or September 30, 2014.

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

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the estimated fair value on that date.

Commodity Sales and Purchase Contracts, Derivative Instruments

The Company currently does not enter into commodity futures and exchange-traded commodity options contracts for the sale of its products or purchases of its inputs. However, the Company does enter into forward sales contracts for ethanol, distillers grains and corn oil, and purchase contracts for corn and natural gas. The Company classifies these sales and purchase contracts as normal sales and purchase contracts and accordingly, these contracts are not marked to market. These contracts provide for the sale or purchase of an item other than a financial instrument or derivative instrument that will be delivered in quantities expected to be sold or used over a reasonable period in the normal course of business.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles, or GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

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

Risks and Uncertainties

The supply and demand for ethanol are affected by federal and state legislation and regulation, most significantly the Renewable Fuels Standard (“RFS”); any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, and the ability to operate at a profit.

Current ethanol production capacity is approximately 15.1 billion gallons per the RFA. On April 10, 2015, the EPA entered into a consent decree agreeing to a court-enforced timeline for establishing the RFS Renewable Volume Obligation “RVO” numbers for 2014 and 2015. The EPA announced the proposed RVO numbers for 2014, 2015 and 2016 in June 2015 and the proposal was subsequently open for public comment. The comment period for the proposed RVO numbers ended on July 27, 2015, and the final RVO’s are expected to be announced by November 30, 2015. The proposed RVO numbers exceed historical production, but are well below the current ethanol supply and production capacity. It is uncertain whether the EPA will adjust any of the proposed numbers based on public comment.

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

2. Inventories

A summary of inventories is as follows (in thousands):

	June 30, 2015	September 30, 2014
Chemicals	$575	$643
Work in process	899	768
Ethanol	1,107	840
Distillers grain	81	145
Supplies and parts	1,669	1,650

Total	$4,331	$4,046

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	June 30, 2015	September 30, 2014
Land	$1,811	$1,811
Buildings	10,075	9,886
Process equipment	106,764	103,833
Office equipment	1,551	1,329
Construction in process	51	1,022

	120,252	117,881
Accumulated depreciation	(76,496)	(68,237)

Property and equipment, net	$43,756	$49,644

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	June 30, 2015 Interest Rate	June 30, 2015	September 30, 2014
ABE South Dakota:
Senior debt principal - variable	4.29%	$30,000	$40,000
Restructuring fee	N/A	3,071	3,142
Additional carrying value of restructured debt	N/A	940	2,421

Total outstanding		34,011	45,563

Additional carrying value of restructured debt	N/A	(940)	(2,421)

Stated principal		$33,071	$43,142

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

The principal amount of the term loan facility is payable in quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. During the quarter ended June 30, 2015, ABE South Dakota made debt sweep payments totaling $4,250,000 in addition to its scheduled principal payment of $750,000. During the quarter ended March 31, 2015, ABE South Dakota made debt sweep payments totaling $250,000 in addition to its scheduled principal payment of $750,000. During the quarter ended December 31, 2014, ABE South Dakota made debt sweep payments totaling $3.25 million in addition to its scheduled principal payments of $750,000.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 3.0%. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 4.0%. As of June 30, 2015, ABE South Dakota had selected the LIBOR plus 4.0% rate for a period of one month, for a total rate of 4.29%.

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

Additional Carrying Value of Restructured Debt

Because the future maximum undiscounted cash payments on the amended and restated senior credit facility (including principal, interest and the restructuring fee) exceeded the adjusted carrying value at the time of the restructuring in 2010, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms was accounted for on a prospective basis as a troubled debt restructuring, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense.

As a result of the debt sweep payments made during fiscal 2014 and during the nine months ended June 30, 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. Therefore, as a result of the prepayments made during the three and nine months ended June 30, 2015, gains of approximately $137,000 and $319,000 were recognized as other income during the three and nine months ended June 30, 2015, respectively. Because the remaining scheduled principal and interest payments are equal to the carrying amount, all remaining payments based on current interest rates will be treated as a reduction in the carrying value of debt. Accordingly, any additional prepayments will create additional gain recognition.

ABE Letter of Credit

The Company has a $1.5 million irrevocable and non-transferable standby letter of credit related to a rail car sublease. This letter of credit is collateralized by $1.5 million of cash in a restricted account; the cash in this account has been classified as restricted cash.

5. Major Customers

ABE South Dakota has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. The term of these ethanol marketing agreements expires on June 30, 2016.

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of distillers’ grains produced at the ABE South Dakota Huron plant to third parties for an agreed-upon commission. ABE South Dakota has a marketing agreement with Gavilon (as defined below) to market the dried distillers’ grains from the Aberdeen plant through July 31, 2016. ABE South Dakota self-markets the wet distillers’ grains produced at the Aberdeen plant.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Nine Months Ending	As of and for the Nine Months Ending	As Of
	June 30, 2015	June 30, 2014	September 30, 2014
NGL Energy - Ethanol
Nine months revenues	$90,031	$122,021
Receivable balance at period end	3,609		$3,566

Gavilon - Distillers Grains
Nine months revenues	$13,098	$15,983
Receivable balance at period end	452		$341

Dakotaland Feeds - Distillers Grains
Nine months revenues	$9,302	$9,617
Receivable balance at period end	454		$168

6. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. The Company had entered into the following fixed price forward contracts at June 30, 2015:

Commodity	Type	Quantity	Amount (in 000’s)	Period Covered Through
Ethanol	Sale	349,200 gallons	$503	July 31, 2015
Distillers grains	Sale	12,702 tons	1,625	September 30, 2015
Corn oil	Sale	94,000 lbs	21	July 31, 2015

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

7. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of June 30, 2015 and September 30, 2014, and for the three and nine months ended June 30, 2015 and 2014. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota’s credit agreements. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Dollars in thousands)

	June 30, 2015 (Unaudited)	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,561	$8,988
Restricted cash	1,500	1,500
Other Receivable	11	—
Prepaid expenses	9	5

Total current assets	10,081	10,493

Property and equipment, net	241	340
Other assets:
Investment in ABE Fairmont	99	109
Investment in ABE South Dakota	25,113	24,363
Other assets	32	32

Total assets	$35,566	$35,337

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable	$5	$—
Accrued expenses	716	780

Total current liabilities	721	780
Other liabilities	29	50

Total liabilities	750	830
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(13,822)	(14,131)

Total members’ equity	34,816	34,507

Total liabilities and members’ equity	$35,566	$35,337

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Equity in earnings of consolidated subsidiary	$707	$12,755	$740	$24,749
Management fee income from subsidiary	—	378	—	1,161
Selling, general and administrative expenses	(113)	(654)	(447)	(1,944)

Operating income	594	12,479	293	23,966
Other income	—	(2)	—	11
Interest income	6	4	16	13

Net Income	600	12,481	309	23,990

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$309	$23,990
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	99	116
Equity in earnings of consolidated subsidiaries	(740)	(24,749)
Distributions from consolidated subsidiaries	—	22,887
Gain on disposal of fixed assets	—	10
Amortization of deferred revenue and rent	(21)	(23)
Change in working capital components:
Accounts receivable	—	(144)
Other receivable	(11)
Prepaid expenses	(4)	2
Accounts payable and accrued expenses	(59)	(153)

Net cash provided by (used in) operating activities	(427)	21,936

Cash flows from investing activities:
Purchase of property and equipment	—	(118)
Proceeds from disposal of fixed assets	—	39
Decrease in restricted cash	—	1,000

Net cash provided by investing activities	—	921

Cash flows from financing activities:
Distribution to members	—	(20,075)

Net cash (used in) financing activities	—	(20,075)

Net increase (decrease) in cash and cash equivalents	(427)	2,782
Beginning cash and cash equivalents	8,988	6,558

Ending cash and cash equivalents	$8,561	$9,340

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2014 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	our margins can have fluctuated in the past and could become negative, which may affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;

•	our risk mitigation strategies could be unsuccessful and could materially harm our results;

•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS. Consequently, there may be a negative impact on ethanol pricing and demand;

•	current government mandated standards such as the RFS may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects of indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to, or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operating facilities may experience technical difficulties and not produce the gallons of ethanol expected;

•	our units are subject to a number of transfer restrictions, and although our units are now listed on an internet-based matching platform, we cannot ensure that a market will ever develop for our units;

•	the ability of our ABE South Dakota subsidiary to make distributions to ABE in light of restrictions in this subsidiary’s credit facility;

•	the ability of our ABE South Dakota subsidiary to refinance its existing indebtedness on or prior to the debt’s March 31, 2016 maturity date;

•	the supply of ethanol rail cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire; and

•	an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil, which, from time to time, has and may continue to affect our ability to return our tanker rail cars to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

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

Overview

Advanced BioEnergy, LLC (“Company,” “we,” “our,” “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers’ grains, as well as corn oil. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly because the use of ethanol reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice, and decreases the amount of crude oil the U.S. needs to import from foreign sources.

To execute our business plan, in November 2006, we acquired ABE South Dakota, LLC (f/k/a/ Heartland Grain Fuels, LP), which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We commenced construction of our expansion facility in Aberdeen, South Dakota in April 2007, and commenced operations in January 2008. Our production operations are carried out primarily through our operating subsidiary ABE South Dakota, which owns and operates facilities in Aberdeen and Huron, South Dakota.

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

The table below provides a summary of our ethanol plants in operation as of June 30, 2015:

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

Plan of Operations through June 30, 2016

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

Results of Operations for the Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014

The following table reflects net sales from our products in total dollars and as a percentage of total net sales, as well as costs of corn and natural gas in total dollars and as a percentage of total net sales and total cost of goods sold (“COGS”) for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Product Sales Information	Net Sales	% of Total Net Sales		Net Sales	% of Total Net Sales
	(In thousands)			(In thousands)
Ethanol	$30,847	77.0%		$43,656	81.3%
Distillers grains	9,023	22.5%		9,587	17.9%
Corn Oil	200	0.5%		471	0.8%

Product Cost Information	Costs	% of Total Net Sales	% of COGS	Costs	% of Total Net Sales	% of COGS
Corn	$26,387	65.9%	68.0%	$28,047	52.2%	68.6%
Natural Gas	1,730	4.3%	4.5%	2,688	5.0%	6.6%

Net Sales

Net sales for the quarter ended June 30, 2015 were $40.1 million, compared to $53.7 million for the quarter ending June 30, 2014, a decrease of $13.6 million or 25%. The decrease was a result of lower average net selling prices of 39% and 23% for ethanol and distillers’ grain prices, respectively. The decline in ethanol and distillers grain prices is the result of various factors including but not limited to market demand for and an increased supply of these products, and overall gasoline prices and demand. As a percentage of net sales, ethanol sales were 77% and 81% and distillers’ grain sales were 23% and 18%, for the quarters ending June 30, 2015 and June 30, 2014, respectively. Ethanol gallons sold increased by 17% for the quarter ended June 30, 2015, compared to the prior quarter ended June 30, 2014. Ethanol gallons sold were affected by overall rail service issues in the prior year quarter, which directly affected our ability to maintain production rates at various times. The addition of the one million gallons of ethanol storage at the Aberdeen plant in January 2015 mitigated any rail service issues in the quarter ended June 30, 2015.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2015 was $38.8 million, compared to $40.9 million for the quarter ended June 30, 2014, a decrease of $2.1 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas. Natural gas costs represented 4% and 5% of net sales and 5% and 7% of total cost of goods sold for the quarters ending June 30, 2015 and 2014, respectively. The cost of natural gas per mmbtu was $2.92 and $5.05 for the quarters ending June 30, 2015 and 2014, respectively, a decrease of 42% or $2.13 per mmbtu.

Corn costs represented 66% and 52% of net sales and 68% and 69% of cost of goods sold for the quarters ended June 30, 2015 and 2014, respectively. Corn prices declined 19% during the 2015 three-month period ending June 30, 2015 compared to the prior year quarter. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2014, which resulted in a significant increase in the supply of corn available to the market as compared to the harvest in the fall of 2013. We used 17% more corn in the three month period ending June 30, 2015, compared to the prior year quarter as the result of higher production in the current period.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs decreased by approximately $0.7 million to $0.8 million for the quarter ending June 30, 2015, versus the prior year quarter. The decrease primarily comprised the following: non-recurring severance and related expenses of $173,000 incurred in the three months ending June 30, 2014, and decreases in dues and subscriptions, legal and consulting fees, salaries and wages, travel and related expense, and employee relations expenses totaling $405,000. As a percentage of net sales, selling, general and administrative expenses were 1.9% and 2.6% of net sales, for the quarters ending June 30, 2015 and 2014 respectively. Excluding the non-recurring costs incurred in the three months ending June 30, 2014, selling, general and administrative costs were 2.3% of net sales.

Interest Expense

Interest expense for the quarter ending June 30, 2015 was $32,000, which was the same as interest expense for the prior year quarter. The interest expense for the quarter ending June 30, 2015 related to our long-term debt was $379,000 plus $22,000 of amortization of deferred waiver fees, which was offset by $369,000 of amortization of additional carrying value of long-term debt. The amortization of additional carrying value is netted against interest expense on our income statement, thereby significantly reducing the interest expense reported on our income statement.

As a result of the debt sweep payments made during fiscal 2014 and the nine months ended June 30, 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result of the prepayments made during the quarter ended June 30, 2015, a gain of approximately $137,000 was recognized as other income during the three months ended June 30, 2015. Since the remaining scheduled principal and interest payments are equal to the carrying amount, the amortization of the additional carrying value will offset the majority of the interest expense on our long-term debt, and the amount of interest expense reported on our income statement from currently outstanding debt will be minimal through the term of the existing debt, or March 31, 2016. Additionally, all remaining payments based on current interest rates will be treated as a reduction in the carrying value of debt. Accordingly, any additional prepayments will create additional gain recognition.

Results of Operations for the Nine Months Ended June 30, 2015 Compared to the Nine Months Ended June 30, 2014

The following table reflects net sales from our products in total dollars and as a percentage of total net sales, as well as costs of corn and natural gas in total dollars and as a percentage of total net sales and total cost of goods sold (“COGS”) for the nine months ended June 30, 2015 and 2014:

	Nine Months Ended June 30, 2015			Nine Months Ended June 30, 2014
Product Sales Information	Net Sales	% of Total Net Sales		Net Sales	% of Total Net Sales
	(In thousands)			(In thousands)
Ethanol	$90,033	78.2%		$122,022	79.3%
Distillers grains	23,789	20.6%		30,049	19.5%
Corn Oil	850	0.7%		1,350	0.9%
Other	411	0.5%		430	0.3%

Product Cost Information	Costs	% of Total Net Sales	% of COGS	Costs	% of Total Net Sales	% of COGS
Corn	$74,599	64.8%	66.2%	$83,868	54.5%	66.3%
Natural Gas	7,146	6.2%	6.3%	13,065	8.5%	10.3%

Net Sales

Net sales for the nine months ended June 30, 2015 were $115.1 million, compared to $153.9 million for the nine months ending June 30, 2014, a decrease of $38.8 million or 25%. The decrease was a result of lower net selling prices of 33% and 31% for ethanol and distillers’ grain, respectively. The decline in ethanol and distillers’ grain prices is the result of various factors including but not limited to market demand for these products and overall gasoline prices and demand. As a percentage of net sales, ethanol sales were 78% and 79% and distillers’ grain sales were 21% and 20%, for the nine months ending June 30, 2015 and June 30, 2014, respectively. Ethanol gallons sold increased by 9% for the nine months ended June 30, 2015, compared to the prior nine months ended June 30, 2014. Ethanol gallons sold were affected by an improvement in the overall rail service issues as compared to the prior year nine months, which directly affected our ability to maintain production rates at various times. The addition of ethanol storage at the Aberdeen plant in January 2015 mitigated the rail service issue in the nine months ended June 30, 2015.

Cost of Goods Sold

Cost of goods sold for the nine months ended June 30, 2015 was $112.7 million, compared to $126.6 million for the nine months ended June 30, 2014, a decrease of $13.9 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas. A decrease in corn costs represented a majority of the decline in cost of goods sold in the nine months ended June 30, 2015. Corn costs represented 65% and 55% of net sales for the nine months ended June 30, 2015 and 2014, respectively, and 66% of cost of goods sold for both periods. Corn prices declined 18.5% during the nine-month period ending June 30, 2015 compared to the prior year nine months. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2014, which resulted in a significant increase in the supply of corn available to the market as compared to the harvest in the fall of 2013. We used 9% more corn in the nine month period ending June 30, 2015, compared to the prior year nine month period as a result of higher production in the current period.

Natural gas costs represented 6% and 8% of net sales and 6% and 10% of total cost of goods sold for the quarters ending June 30, 2015 and 2014, respectively. The cost of natural gas per mmbtu decreased by $3.57 per mmbtu, or 47% for the nine months ending June 30, 2015 compared to the prior year nine months. The higher natural gas cost per mmbtu for the nine months ending June 30, 2014 was the result of significantly higher natural gas prices due to historically cold temperatures and resulting supply issues. Natural gas consumption increased 3.1% for the nine months ending June 30, 2015 compared to the prior year period as a result of higher production in the current period.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs decreased by approximately $1.3 million to $2.4 million for the nine months ending June 30, 2015, versus the prior year nine months. As a percentage of net sales, selling, general and administrative expenses for the nine months ending June 30, 2015 decreased to 2.1%, compared to 2.4% for the prior year nine months. The decrease primarily comprised the following: non-recurring severance and related expenses of $479,000 incurred in the three months ending June 30, 2014, a decrease in legal and consulting fees of $277,000, and decreases in dues and subscriptions, salaries and wages, travel and related expense, and employee relations expenses totaling $474,000. Excluding the non-recurring costs incurred in the nine months ending June 30, 2014, selling, general and administrative costs were 2.1% of net sales.

Interest Expense

Interest expense for the nine months ending June 30, 2015 was $100,000, compared to $688,000 for the prior year nine months. The decrease was a result of default interest recorded in the prior year nine months and debt prepayments described in the following paragraph. The interest expense for the nine months ending June 30, 2015 related to our long-term debt was $1,195,000 plus $67,000 of amortization of deferred waiver fees, which was offset by $1,162,000 of amortization of additional carrying value of long-term debt. The amortization of additional carrying value is netted against interest expense on our income statement, thereby significantly reducing the interest expense reported on our income statement.

As a result of the debt sweep payments made during fiscal 2014 and the nine months ended June 30, 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result of the prepayments made during the nine months ending June 30, 2015, a gain of approximately $319,000 was recognized as other income during the nine months ending June 30, 2015. Since the remaining scheduled principal and interest payments are equal to the carrying amount, the amortization of the additional carrying value will offset the majority of the interest expense on our long-term debt; as a result, the amount of interest expense reported on our income statement related to currently outstanding debt will be minimal through the term of the existing debt, or March 31, 2016. Additionally, all remaining payments based on current interest rates will be treated as a reduction in the carrying value of debt. Accordingly, any additional prepayments will create additional gain recognition.

Changes in Financial Position for the Nine Months ended June 30, 2015

Current Assets

The $4.0 million decrease in current assets at June 30, 2015 compared to September 30, 2014 was primarily due to principal, interest and other debt payments of $11.4 million, offset by cash generated from operations of $7.6 million.

Property, Plant and Equipment

The $5.9 million decrease in property, plant and equipment at June 30, 2015 compared to September 30, 2014, was primarily due to recognizing $8.3 million of depreciation expense in the current quarter, offset by $2.4 million of capital expenditures.

Current Liabilities

Accounts payable and accrued expenses increased by $1.3 million at June 30, 2015 compared to September 30, 2014 primarily due to timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt increased by $29.2 million at June 30, 2015 compared to September 30, 2014. The increase was due to the reclassification of long-term debt to current debt at March 31, 2015 based on the March 2016 maturity date of the existing debt agreement.

Long-term debt decreased by $40.8 million at June 30, 2015 compared to September 30, 2014. This decrease was due to the reclassification of the debt to current as described above, and the debt payments described below. Total interest bearing debt decreased by $10.0 million during the nine months ended June 30, 2015. The decrease in interest bearing debt was comprised of $2.25 million of required principal payments and $7.75 million of long-term debt sweep payments as a result of excess cash flow. The remaining reduction in long-term debt was due to $1.2 million of amortization of additional carrying value of long-term debt and $319,000 of gain recognition related to the carrying value of long-term debt, offset by $67,000 of deferred waiver fee amortization.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of July 2015, the estimated ethanol production capacity in the United States was 15.5 billion gallons per year, with approximately 0.4 billion gallons currently idle. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 134 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.4 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended June 30, 2015, the average Chicago OPIS Spot Ethanol Assessment was $1.57 per gallon and the average NYMEX RBOB spot gasoline price was $1.99 per gallon, or approximately $0.42 per gallon above ethanol prices.

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

In November 2013, the EPA proposed a 9.7% reduction of the original 2014 statutory corn-based ethanol blending volume requirements to approximately 13.0 billion gallons per year. This would have been a reduction from the 2013 requirement of 13.8 billion gallons for corn-based ethanol, and the original 2014 volume per the statute of 14.4 billion gallons. Current ethanol production capacity is approximately 15.5 billion gallons per the RFA. The proposal was originally subject to a 60-day comment period and the EPA planned to increase the final version of the 2014 Renewable Volume Obligations (“RVOs”) in June 2014, then extended the planned release date. On April 10, 2015, the EPA entered into a consent decree agreeing to a court-enforced timeline for establishing the RFS RVO numbers for 2014 and 2015. The proposed RVO numbers for 2014, 2015 and 2016 were announced in June 2015 and were subsequently open for public comment. The comment period on the proposed numbers ended on July 27, 2015, and the final RVO’s will be announced by November 30, 2015. The proposed RVO numbers exceed historical production, but are well below the current ethanol supply and production capacity. It is unknown whether the EPA will adjust any of the proposed numbers based on public comment.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

		Cellulosic			RFS Requirement
	Total Renewable	Ethanol	Biodiesel		That Can Be Met
	Fuel	Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol
2014 (1)	18.15	1.75	—	3.75	14.40
2014 (2)	15.21	0.02	1.28	2.20	13.01
2014 (3)	15.93	0.03	1.63	2.68	13.25
2015	20.50	3.00	—	5.50	15.00
2015 (3)	16.30	0.11	1.70	2.90	13.40
2016	22.25	4.25	—	7.25	15.00
2016 (3)	17.40	0.21	1.80	3.40	14.00
2017	24.00	5.50	—	9.00	15.00
2018	26.00	7.00	—	11.00	15.00
2019	28.00	8.50	—	13.00	15.00
2020	30.00	10.50	—	15.00	15.00
2021	33.00	13.50	—	18.00	15.00
2022	36.00	16.00	—	21.00	15.00

(1)	Original statutory 2014 volumes.
(2)	Proposed EPA 2014 Renewable Fuel Standards issued November 2013.
(3)	Proposed EPA Renewable Fuel Standards for 2014, 2015 and 2016 issued June 2015.

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

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of July 2015, current U.S. ethanol production capacity was approximately 15.5 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of July 2015, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

Ethanol Marketing

ABE South Dakota has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. The term of these ethanol marketing agreements expires on June 30, 2016.

CO-PRODUCTS

Sales of distillers’ grains have represented 22.4% and 17.7% of our revenues for the quarters ended June 30, 2015 and 2014, respectively. When the plants are operating at capacity, they produce approximately 258,000 tons of dried distillers’ grains equivalents per year, approximately 16 to 17 pounds per bushel of corn used. Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets.

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

Competition

In the sales of distillers’ grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 69% of our distillers’ grain revenues from the sale of dried distillers’ grains, which have an indefinite shelf life and can be transported by truck or rail, and 31% from the sale of modified or wet distillers’ grains, which have a shorter shelf life and are typically sold in local markets via truck.

We compete with other ethanol producers in the sale of corn oil. Many producers have added corn oil technology to their facilities.

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds for marketing the sale of ethanol co-products produced at the Huron plant. ABE South Dakota has a marketing agreement with Gavilon, LLC (“Gavilon”) for dried distillers’ grains produced at the Aberdeen plants which became effective July 1, 2013. The marketing agreement with Gavilon requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Aberdeen plants through July 31, 2016. The Aberdeen plant self-markets its wet and modified distillers’ grains.

ABE South Dakota is party to an agreement with Gavilon Ingredients, LLC, to market all the corn oil produced by the Aberdeen plant through September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Existing Debt Obligations

During quarter ended June 30, 2015, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has minimal activity following the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. There are provisions contained in the financing agreements at ABE South Dakota preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the ABE South Dakota financing agreements.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $8.6 million on hand at June 30, 2015. ABE did not have any debt outstanding as of June 30, 2015. Until June 2014, ABE’s primary source of operating cash came from charging a monthly management fee to ABE South Dakota for management services provided to ABE South Dakota. The primary management services provided include risk management, accounting and finance, human resources and other general management related responsibilities.

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

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $0.1 million on hand at June 30, 2015, which is unrestricted and can be distributed to Advanced BioEnergy at any time.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $9.6 million and $3.2 million of restricted cash on hand at June 30, 2015. The restricted cash consists of $3.0 million for a debt service payment reserve, and $0.2 million in an account for maintenance capital expenditures. As of June 30, 2015, ABE South Dakota had interest-bearing term debt outstanding of $30.0 million.

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

ABE South Dakota has agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as long-term, non-interest bearing debt. ABE South Dakota is also obligated to pay a waiver fee to the senior lenders of $137,500, payable in installments over the next two quarters. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing the fee to interest expense over the remaining life of the debt.

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

At June 30, 2015, ABE South Dakota had a working capital deficit of ($18.4) million due to the reclassification of the long-term debt to current. Excluding the debt reclassification, ABE South Dakota net working capital was $11.5 million at June 30, 2015, a decrease of $4.9 million since September 2014.

The Company believes that ABE South Dakota will be able to refinance its debt, or extend the maturity of that debt with its senior lenders or another lender, when the debt becomes due in March 2016. The Company is currently in discussions with outside lenders regarding refinancing the debt.

CASH FLOWS

The following table shows our cash flows for the nine months ended June 30, 2015 and 2014:

	Nine Months Ended June 31
	2015	2014
	(In thousands)
Net cash provided by operating activities	$7,590	$30,798
Net cash provided by (used in) investing activities	(1,122)	5,552
Net cash (used in) financing activities	(10,138)	(43,756)

Cash Flow from Operations

Cash flows provided by operating activities for the nine months ending June 30, 2015 were approximately $7.6 million compared to $30.8 million for the prior year period, a decline of $23.2 million. Lower operating margins accounted for the majority of the overall decline in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows used in investing activities for the nine months ending June 30, 2015 were approximately $1.1 million compared to $5.5 million provided by investing activities for the prior year period. The current year nine months included $2.3 million in additions to property and equipment and a reduction of $1.2 million in restricted cash, which was used to fund property and equipment additions. In the nine months ended June 30, 2014, the Company received the $8.0 million release of escrow funds from the sale of the Fairmont assets, offset by the $3.0 replenishment of ABE South Dakota’s debt service reserve account in December 2013.

Cash Flow from Financing Activities

Cash flows used in financing activities for the nine months ending June 30, 2015 were $10.1 million compared to $43.8 million for the prior year period. The current year period included long-term debt payments of $10.0 million. Cash used in financing activities in the prior year period included long-term debt payments of approximately $23.6 million, plus $20.1 million in distributions to members.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	June 30,
	2015	June 30,	September 30,
	Interest Rate	2015	2014
ABE South Dakota:
Senior debt principal - variable	4.29%	$30,000	$40,000
Restructuring fee	N/A	3,071	3,142
Additional carrying value of restructured debt	N/A	940	2,421

Total outstanding		34,011	45,563

Additional carrying value of restructured debt	N/A	(940)	(2,421)

Stated principal		$33,071	$43,142

The estimated maturities of debt at June 30 are as follows (in thousands):

	Stated Principal	Restructuring Fee	Amortization of Additional Carrying Value of Restructured Debt	Total
2016	$30,000	$3,071	$940	$34,011

Total debt	$30,000	$3,071	$940	$34,011

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

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. Under the terms of the marketing agreements with NGL (f/k/a Gavilon), revenue is recognized when product is loaded into rail cars or trucks for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers. Co-products are normally shipped FOB shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended June 30, 2015, sales of ethanol represented 77% of our total revenues and corn costs represented 68% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At June 30, 2015, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.57 and $3.76 respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 22% of our total revenues for the quarter ended June 30, 2015. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $128 per ton at June 30, 2015.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 4.5% of total cost of sales for the quarter ended June 30, 2015. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At June 30, 2015, the price of natural gas on the NYMEX was $2.83 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts which guaranteed prices on 5% of our ethanol gallons sold through July 2015. At June 30, 2015 we had entered into forward sale contracts representing 20% of our expected distillers’ grains production output through September 2015.

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

	Estimated at Risk Volume(1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	76.5	gallons	10.0%	$1.57	$12.0
Distillers grains	0.2	tons	10.0%	128.00	3.0
Corn	30.3	bushels	10.0%	3.76	11.4
Natural gas	2.4	mmbtus	10.0%	2.83	0.7

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
(2)	Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of June 30, 2015.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of June 30, 2015, we had $30.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.3 million.

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

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2014 Annual Report on Form 10-K, except as follows:

The debt of our ABE South Dakota subsidiary matures on March 31, 2016.

At June 30, 2015, the Company’s ABE South Dakota, LLC subsidiary had interest-bearing debt of $30.0 million and approximately $3.1 million of additional non-interest bearing debt, all of which is due on March 31, 2016. The Company currently believes that ABE South Dakota will be able to refinance this debt, or extend the maturity of the debt, with its senior lenders or another lender prior to the due debt, and is currently in discussions with outside lenders regarding refinancing the debt. If ABE South Dakota is unable to refinance or extend the maturity of this indebtedness on or prior to the maturity date, it could adversely affect the Company and the value of its units.

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

ADVANCED BIOENERGY, LLC

Date: August 12, 2015	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101	The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2015 and September 30, 2014 ; (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2015 and June 30, 2014; (iii) Consolidated Statements of Changes in Member’s Equity for the nine months ended June 30, 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014; and (v) Notes to the Consolidated Financial Statements.	Filed Electronically