Form 10-K
period 2015-09-30
Advanced BioEnergy, LLC
filed 2016-01-05
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

As of December 22, 2015, the number of outstanding membership units was 25,410,851.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Members are incorporated by reference into Part III.

ADVANCED BIOENERGY, LLC

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

FACILITIES

The table below provides a summary of our dry mill ethanol plants in operation as of September 30, 2015:

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

ETHANOL

Ethanol sales have represented 79%, 81%, and 77% of our revenues in the years ended September 30, 2015, 2014, and 2013, respectively. In 2014, the United States consumed 13.32 billion gallons of ethanol representing 9.7% of the 136.8 billion gallons of finished motor gasoline consumed, according to the U.S Energy Information Administration (“EIA”). Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and as a gasoline alternative.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles. To further drive growth in ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the Environmental Protection Agency (“EPA”) to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. In June 2012, the EPA approved E15 for use in vehicles with model years 2001 and later. Although regulatory issues remain in many states, E15 is now available in limited locations in 16 states.

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

On November 30, 2015, the EPA announced final Renewable Volume Obligations (“RVO’s”) for calendar years 2014, 2015 and 2016. The final RVO’s for corn-based ethanol blending exceeded the RVO reductions proposed in June 2015, but remained below the original blending requirements set by the RFS. The reductions to the RVO numbers proposed in June 2015 were above historical production levels, but well below current ethanol supply and production capacity. The industry heavily advocated for increased RVO numbers in order to break through the “blend wall” that is established when the production capacity of the industry exceeds the mandated blending of corn-based ethanol. The final RVO numbers for corn-based ethanol were closer to current production capacity, but still below the original statutory requirements. Current ethanol production capacity is approximately 14.8 billion gallons per the RFA. Final RVO requirements for 2015 and 2016 that can be met with corn-based ethanol are 14.05 and 14.51 billion gallons, respectively.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the RFS2 program through the year 2022 (in billions of gallons):

Year	Total Renewable Fuel Requirement	Cellulosic Ethanol Minimum Requirement	Biodiesel Minimum Requirement	Advanced Biofuel	RFS Requirement That Can Be Met With Corn-Based Ethanol
2015(1)	20.50	3.00	—	5.50	15.00
2015(2)	16.30	0.11	1.70	2.90	13.40
2015(3)	16.93	0.12	1.73	2.88	14.05
2016(1)	22.25	4.25	—	7.25	15.00
2016(2)	17.40	0.21	1.80	3.40	14.00
2016(3)	18.11	0.23	1.90	3.61	14.50
2017	24.00	5.50	—	9.00	15.00
2018	26.00	7.00	—	11.00	15.00
2019	28.00	8.50	—	13.00	15.00
2020	30.00	10.50	—	15.00	15.00
2021	33.00	13.50	—	18.00	15.00
2022	36.00	16.00	—	21.00	15.00

(1)	Original statutory volumes.
(2)	Proposed EPA Renewable Fuel Standards for 2015 and 2016 issued June 2015.
(3)	Final EPA Renewable Fuel Standards for 2015 and 2016 issued November 2015.

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

Clean Air Additive

A clean air additive is a substance that, when added to gasoline, reduces tailpipe emissions, resulting in improved air quality characteristics. Ethanol contains 35% oxygen, approximately twice that of MTBE, a historically used oxygenate. The additional oxygen found in ethanol, when blended with gasoline at a 10% level, results in more complete combustion of the fuel in the engine cylinder and reduces tailpipe emissions, including volatile organic compound emissions, by as much as 30%. Pure ethanol, which is non-toxic, water soluble and biodegradable, replaces some of the harmful gasoline components, including benzene.

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

E85, a Gasoline Alternative

Ethanol is the primary blend component in E85. In early 2014, over 3,200 retail stations supplied E85 in the U.S., according to the RFA. The RFA estimates that there are approximately 17.4 million ethanol-flexible fuel vehicles, or FFVs, on the road in the U.S. today.

E15

As noted above, to increase ethanol usage, Growth Energy requested a waiver from the EPA to increase the allowable amount of ethanol blended to a 15% level. In June 2012, the EPA approved E15 to be used in vehicles with model years 2001 and later. Although regulatory issues remain in many states, E15 is available in limited locations in 16 states as of November 2014.

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of November 2015, current U.S. ethanol production capacity was approximately 14.84 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of November 2014, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

Ethanol Marketing

ABE South Dakota has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. These ethanol marketing agreements expire on June 30, 2016.

CO-PRODUCTS

Sales of distillers’ grains have represented 20%, 18%, and 21% of our revenues for the years ended September 30, 2015, 2014, and 2013, respectively. When our plants are operating at capacity, they produce approximately 258,000 tons of dried distillers’ grains equivalents per year, approximately 16-17 pounds per bushel of corn used. Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-K, we sometimes refer to these products as “distillers’ grains” or “distillers’.”

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

Competition

In the sales of distillers’ grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 70% of our distillers’ grain revenues from the sale of dried distillers’ grains, which have an indefinite shelf life and can be transported by truck or rail, and 30% from the sale of modified or wet distillers’ grains, which have a shorter shelf life and are typically sold in local markets and delivered via truck.

We compete with other ethanol producers in the sale of corn oil. Many producers have added corn oil technology to their facilities.

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) for marketing the sale of ethanol co-products produced at the Huron plant. ABE South Dakota has a marketing agreement with NGL (formerly Gavilon, LLC) for dried distillers’ grains produced at the Aberdeen plants that became effective July 1, 2013. The marketing agreement with NGL requires NGL to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Aberdeen plants through July 31, 2016. The Aberdeen plant self-markets its wet and modified distillers’ grains.

ABE South Dakota is party to an agreement with Gavilon Ingredients, LLC, to market all the corn oil produced by the Aberdeen plant through September 30, 2016.

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol primarily by processing corn. Other possible feeds are grain sorghum, or other cellulosic materials. The corn is conveyed directly from South Dakota Wheat Growers to the plant where it is weighed and transferred to a scalper to remove rocks, cobs, and other debris. The corn is then fed to a hammermill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to convert starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-sugar conversion. The grain slurry is then pumped into fermenters, where yeast is added, to begin the batch-fermentation process. Fermentation is the process by which yeast converts the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the corn mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually natural gasoline. The 200-proof alcohol and 2.0-2.5% denaturant together constitute denatured fuel ethanol.

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

RAW MATERIALS

Corn

In 2014, the ethanol industry consumed approximately 5.2 billion bushels of corn, which approximated 37% of the 14.2 billion bushels of 2014 domestic corn production according to the U.S. Department of Agriculture.

Our production facilities produce ethanol by using a dry-mill process, which yields approximately 2.8 gallons of denatured ethanol per bushel of corn. When our South Dakota facilities are operating at capacity, they process approximately 30 million bushels of corn per year. We have a grain origination agreement with South Dakota Wheat Growers Association (“SDWG”) under which SDWG originates, stores and delivers corn to the Aberdeen and Huron plants. Although our agreement with SDWG allows us to purchase corn from other sources, we have historically not done this. Our agreement with SDWG expires in November 2016.

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

Shipment of Ethanol by Rail Car

We transport our ethanol to our customers primarily via tanker rail cars. As of September 30, 2015, we are leasing ethanol tank cars under leases that expire at varying times over the next four years. Over the past several years, there have periodically been periods of increased rail traffic congestion throughout the United States, primarily due to the increase significant in cargo trains carrying shale oil. From time to time, this congestion has affected our ability to have our tanker rail cars return to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints. To mitigate this issue, the Company added one million gallons of denatured ethanol storage at the Aberdeen plant which became operational in January 2015. The Company may also consider additional storage capacity at the Huron plant in the future.

ENVIRONMENTAL MATTERS

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. Any violation of these laws and regulations or permit conditions could result in substantial fines, natural resource damage, criminal sanctions, and damage claims from third parties, and permit revocations or facility shutdowns. We believe we are currently in substantial compliance with environmental laws and regulations and do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. However, our business is still subject to risks associated with environmental and other regulations and associated costs. Protection of the environment requires us to incur expenditures for equipment, processes and permitting. We use various pollution control equipment in our production facilities. In 2014, we constructed a new hammermill at our Huron plant to improve and better control our corn grind. In conjunction with the new hammermill, we replaced our existing baghouse. The new baghouse will improve emissions control and enable us to continue to maintain applicable regulatory compliance. In the fiscal 2015 first quarter, we installed a Continuous Emissions Monitoring System “CEMS” at our Aberdeen plant in order to enable us to burn increased levels of natural gas while ensuring compliance with emissions regulations. The total capital expenditure related to the bag house and CEMS unit was approximately $420,000.

EMPLOYEES

As of December 1, 2015, we had 76 full-time employees. None of our employees are covered by a collective bargaining agreement.

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

The terms of our existing debt financing agreements contain, and any future debt financing agreements we enter into may contain, financial, maintenance, organizational, operational or other restrictive covenants. If ABE South Dakota is unable to comply with these covenants or service its debt, we may be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, any of which could result in a material adverse effect upon our business, results of operations and financial condition

Our financial performance is highly dependent on commodity prices, which are subject to significant volatility, uncertainty, and supply disruptions, so our results may be materially adversely affected.

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

In August 2009, we and each of our then current directors, South Dakota Wheat Growers Association, CEC and Hawkeye executed a Voting Agreement (the “Voting Agreement”). The Voting Agreement, among other things, requires the parties to (a) nominate for election to the board two designees of Hawkeye, two designees of CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of these designees, (c) vote (or act by written consent) all units (or other voting equity securities) of the Company they beneficially own, hold of record or otherwise control at any time, in person or by proxy, to elect each of the designees to the board, (d) not take any action that would result in (and take any action necessary to prevent) the removal of any of the designees from the board or the increase in the size of the board to more than nine members without the consent of the Hawkeye, CEC and Chief Executive Officer, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. The Company has also granted Hawkeye board observation rights under the Voting Agreement. At December 1, 2015, the parties to the Voting Agreement held in the aggregate approximately 51% of the outstanding units of the Company.

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

We are required to sell substantially all of our ethanol to NGL Energy Partners LP (“NGL, which may place us at a competitive disadvantage and reduce profitability.

The Company’s operating subsidiary, ABE South Dakota, has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. These ethanol marketing agreements expire on June 30, 2016.

ABE South Dakota depends on NGL to market ABE’s ethanol and manage the logistics of ABE South Dakota’s rail cars to ensure ABE South Dakota is able to continue producing ethanol without exceeding its storage capacity, which would result in unplanned slowdowns or shut downs. Any failure or default by NGL in its obligations to ABE South Dakota may negatively affect our profitability.

We depend upon NGL to market the ethanol we produce, and we sublease from NGL a majority of the ethanol rail cars we use to transport our ethanol to customers. If we are unable to renew these agreements with NGL, our liquidity and profitability could be adversely affected, if we are unable to find similar pricing and payment terms from other marketers.

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

We have a concentration of credit risk because our ABE South Dakota subsidiary generally sells all of its ethanol to a single customer. Although we typically receive payments within twenty days from the date of sale for our ethanol and distillers’ grains, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Our credit risk concentrations for inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to pay our accounts receivable or to deliver us inventory for advance payments we made may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due. As of September 30, 2015, the total receivable balance at ABE South Dakota was $4.0 million, of which 97% was due from three customers.

Our profitability depends on the spread between ethanol and corn prices, which can vary significantly.

Gross profit on gallons produced at our facilities, which accounts for the substantial majority of our operating income, principally depends on the spread between ethanol and corn prices.

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

Volatility in oil and gas prices may materially affect ethanol pricing and demand and make it difficult to manage profit margins.

Ethanol has historically traded at a discount to gasoline; however with the recent volatility in oil and gas prices, ethanol prices have also fluctuated. When ethanol trades at a discount to gasoline it encourages discretionary blending, thereby increasing the demand for ethanol beyond required blending rates. Conversely, when ethanol trades at a premium to gasoline, there is a disincentive for discretionary blending and ethanol demand is negatively impacted. Consequently, ethanol pricing and demand may also be volatile, which makes it difficult to manage profit margins and which could result in a material adverse effect on our business, results of operations and financial condition.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we use in our manufacturing process.

Natural gas costs represented approximately 5.9% of our cost of goods sold in the year ended September 30, 2015. We rely upon third parties for our supply of natural gas that we consume to produce ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, hurricanes in the Gulf of Mexico, and the expansion of hydraulic fracturing in the U.S. over the past several years, which has expanded domestic supplies, and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to produce ethanol. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. Natural gas prices over the period from October 1, 2012 through September 30, 2015, based on the New York Mercantile Exchange or NYMEX, daily futures data, have ranged from a low of $2.44 per million British Thermal Units, or mmbtu, on April 27, 2015 to a high of $6.49 per mmbtu on February 24, 2014. At September 30, 2015, the NYMEX price of natural gas was $3.00 per mmbtu.

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

Further, although our units are now listed on an internet-based matching platform, there is currently no established public trading market for our units, and we do not anticipate an active trading market will develop. In order for the Company to maintain its partnership tax status, unit holders may not trade the units on an established securities market or readily trade the units on a secondary market (or the substantial equivalent thereof).

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

According to the RFA, domestic ethanol production capacity has increased dramatically from 1.7 billion gallons per year in January 1999 to 14.8 billion gallons per year as of November 2015. In addition to this increase in production capacity, excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply, which could result from a number of factors, including but not limited to, regulatory developments, reduced exports and reduced gasoline consumption in the U.S. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. In August 2012, the Federal government issued regulations to increase fuel efficiency and reduce greenhouse gas pollution for all new cars and trucks sold in the United States. These new standards will cover cars and light trucks for Model Years 2017-2025, requiring performance equivalent to 54.5 mpg in 2025. These standards are likely to reduce the overall demand for gasoline, and therefore ethanol.

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

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. In 2014, the United States consumed 13.32 billion gallons of ethanol representing 9.7% of the 136.8 billion gallons of finished motor gasoline consumed, according to the U.S Energy Information Administration (“EIA”). Ethanol plants in the United States produced 14.3 billion gallons in 2014, approximately one billion gallons more than were produced in 2013. The demand for ethanol is affected by what is commonly referred to as the “blending wall”, which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 136.8 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.7 billion gallons of ethanol per year. In order to expand demand for ethanol, higher percentage blends must be used in standard vehicles.

To drive growth in ethanol usage, Growth Energy requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. A final decision, announced on October 13, 2010, allows for E15 usage in 2007 and newer vehicles, and was updated on January 21, 2011 to include 2001 to 2006 vehicles. Although regulatory issues remain in many states, E15 is now available in limited locations in 16 states.

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

There have been periodic significant increases in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil. From time to time, this congestion has and may continue to affect our ability to have our tanker rail cars return to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints. In response to the rail congestion issues we constructed an additional one million gallons of denatured ethanol storage at our Aberdeen, South Dakota plant. The additional storage became operational in January 2015 and increased the total denatured ethanol storage at the Aberdeen plant to approximately two million gallons.

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

Various federal and state laws, regulations and programs affect the demand for ethanol as a fuel or fuel additive. Tariffs generally apply to the import of ethanol from other countries. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol.

On November 30, 2015, the EPA announced final RVO requirements for the RFS for calendar years 2014, 2015 and 2016. Although the new RVO requirements set are above the proposed reductions, they are below the original requirements set by the RFS. Opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

Current ethanol production capacity is approximately 14.8 billion gallons according to the RFA. Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

The U.S. Department of Transportation will require the tanker cars we use to transport ethanol to be replaced or retrofitted to meet new rail safety standards.

We use tanker rail cars to transport the majority of the ethanol produced at our facilities. We currently have 294 tanker cars under lease. The tanker cars used by our company and the rest of the ethanol industry are DOT-111 tanker cars; these are the same type of tanker cars used by the oil industry to transport crude oil.

In response to various incidents on the rail system involving the transportation of crude oil products, the Department of Transportation (“DOT”) has issued new safety regulations surrounding the transportation of highly flammable liquids, which includes not only crude oil products, but ethanol. The DOT originally proposed a three-year timetable for replacing or modifying current DOT-111 railcars used in ethanol service. However, the ethanol industry argued that it should be afforded more time because corn-based fuel shipped by rail poses less of a risk to public safety than crude oil. The DOT’s final rule gave the ethanol industry until May 1, 2023 to replace or retrofit current DOT-111 cars. Although the extended timetable was a positive outcome for the ethanol industry, the new requirements could result in a shortage of compliant tanker cars. This could have an adverse impact on our operations, because we may be faced with drastically increased lease costs or be forced to retrofit the tanker cars we have under lease, which could have an adverse impact on our business both in the cost of the retrofits as well as potential disruption to our production as a result of cars being out of service while they are retrofitted.

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

In 2011, President Obama signed the Food Safety Modernization Act (“FSMA”), which is intended to strengthen the food safety system in the United States. The U.S. Food and Drug Administration (“FDA”) will administer the law, which will require food producers, including distillers’ grains producers, to document, implement and monitor preventative contamination controls in the food production process. On March 26, 2014, FDA published a Federal Register notice inviting comments on issues related to the FSMA amendments. On September 17, 2015, the FDA published final rules under the FSMA, and is expected to issue the “Sanitary Transportation of Food and Feed” rule by March 31, 2016. Implementation of the final regulations may change our operating procedures for the production, handling and sale of distillers’ grains, and may increase our operating and compliance costs.

Actions by the Chinese government may limit the sale of distillers’ grains to China.

China is currently the largest export market for U.S. dry distillers’ grains. China imported 4.37 million metric tons in 2014, or approximately one half of all distillers’ grains exported. In late 2013, the Chinese government signaled its intent to regulate the quality of food imports into China. To achieve this goal, the China AQSIQ (General Administration of Quality Supervision, Inspection and Quarantine) agency indicated that it would require U.S. food producers to register and comply with Chinese food preparation guidelines, and the U.S. government to monitor the production of food products in the U.S. that are exported to China, in a manner similar to the system proposed under the FSMA.

In November 2013, Chinese authorities rejected corn shipments to China because the cargoes included MIR162, a variety of genetically engineered, insect-resistant corn that had been approved in the United States and a number of other countries but not in China. In June 2014, quarantine authorities in China stopped issuing permits for the import of dried distillers’ grains from the United States due to the presence of MIR162 in shipments.

In late December 2014, Chinese officials lifted the ban on MIR162, thereby re-opening the market for distiller’s grains exports to China. Once the ban had been lifted, China resumed imports of distiller’s grains; year-to-date October 2015, China had imported nearly 5.8 million metric tons of distiller’s grains, surpassing the tons imported by China for the full year in 2014.

If China were to reinstate the ban on MIR162, it could decrease demand for distillers’ grains and decrease distillers’ grain prices in the United States’ domestic market by decreasing worldwide demand.

Various studies have criticized ethanol, and could lead to the reduction or repeal of government regulations such as the RFS that promote the use and domestic production of ethanol.

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels. Other studies have suggested that corn-based ethanol is less efficient than ethanol produced from switch grass or wheat grain and that ethanol’s demand on corn has resulted in higher food prices and shortages. If these views gain widespread acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of these measures.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We are subject to extensive air, water and other environmental regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. In addition, the plants we operate or manage need to maintain a number of environmental permits. Each ethanol plant we operate or manage is subject to environmental regulation by the State of South Dakota and by the EPA. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts on the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations or facility shutdowns, liability for the costs of investigation or remediation and for damages to natural resources. Our operating subsidiary may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials from those plants, and ABE may have exposures to such claims arising from its management services.

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

The table below provides a summary of our ethanol plants in operation as of September 30, 2015. We currently own each of these facilities.

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

In October 2015, we amended the existing lease agreement for our corporate headquarters. Under the amended lease, we agreed to lease approximately 4,400 square feet for our corporate and administrative staff in Bloomington, Minnesota, through September 2021. The base rent is $19.00 per square foot, or approximately $7,000 per month for the twelve month period beginning July 1, 2016, with annual increases of $.50 per square foot. We believe this space will be sufficient for our needs until the end of the lease period.

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

Market Information

There is no established trading market for our membership units, but since June 2015, our units have been listed on AgStockTrade.com, an internet-based matching platform. Our membership units are subject to substantial transfer restrictions pursuant to our operating agreement, which prohibits transfers without the approval of our board of directors. The board of directors will not approve transfers unless they fall within “safe harbors” contained in the publicly traded partnership rules under the tax code, which include, without limitation, the following:

•	transfers by gift to the member’s descendants;

•	transfers upon the death of a member;

•	transfers between family members; and

•	transfers that comply with the “qualifying matching services” requirements.

Holders

There were 1,417 holders of record of our units as of December 1, 2015.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during fiscal 2015.

Distributions

In December 2012, after the sale of the Fairmont facility, we paid a distribution of $4.15 per unit to our unit holders. Our board of directors declared a cash distribution of $0.31 per unit on September 18, 2013, which was paid out in October 2013. In June 2014, our board of directors declared a cash distribution of $0.48 per unit, which was paid out in June 2014. We did not make any distributions in the fiscal year ended September 30, 2015. Subject to any loan covenants or restrictions with any lenders, we may elect to make future distributions to our members in proportion to the units that each member holds relative to the total number of units outstanding. There can be no assurance that we will ever be able to pay any subsequent distributions to our unit holders.

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

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities in fiscal 2015.

Securities Authorized for Issuance under Equity Compensation Plans

The equity securities outstanding as of September 30, 2015 under equity compensation plans are the January 2013 Unit Appreciation Rights to the Company’s Chief Executive Officer Richard Peterson. The following table provides information as of September 30, 2015 with respect to Company’s Units under equity compensation plans.

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

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated income statement data and other financial data for the years ended September 30, 2012 and 2011 and as of September 30, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of September 30, 2015 and 2014 and the selected consolidated income statement data and other financial data for each of the three years in the period ended September 30, 2015 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

This selected financial data includes comparative income statement data whose presentation has been adjusted for the effects of discontinued operations, due to the sale of the Fairmont facility in December 2012.

	Years Ended September 30,
	2015	2014	2013(1)	2012	2011
	(in thousands, except per unit data)
Income statement data:
Ethanol and related product sales	$151,706	$198,347	$240,745	$230,499	$238,125
Other revenues	411	430	1,242	366	358

Total net sales	152,117	198,777	241,987	230,865	238,483
Cost of goods sold	151,511	165,171	240,056	233,241	241,671

Gross profit (loss)	606	33,606	1,931	(2,376)	(3,188)
Selling, general and administrative expenses	2,999	4,833	6,760	6,265	4,473
Arbitration settlement expense	—	—	—	—	3,791

Operating income (loss)	(2,393)	28,773	(4,829)	(8,641)	(11,452)
Other income	427	1383	270	59	146
Interest expense	(147)	(710)	(2,884)	(608)	(325)
Interest income	22	35	19	37	24

Income (loss) from continuing operations	(2,091)	29,481	(7,424)	(9,153)	(11,607)

Income (loss) from discontinued operations	—	—	79,179	(614)	13,416

Net income (loss)	$(2,091)	$29,481	$71,755	$(9,767)	$1,809

Basic weighted units outstanding	25,411	25,411	25,333	24,714	24,710
Diluted weighted units outstanding	25,411	25,411	25,333	24,734	24,710
Income (loss) per unit basic	$(0.08)	$1.16	$2.83	$(0.40)	$0.07
Income (loss) per unit diluted	$(0.08)	$1.16	$2.83	$(0.40)	$0.06

	As of September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$16,566	$21,982	$27,796	$11,210	$18,725
Property and equipment, net	41,155	49,644	58,645	151,654	164,821
Total assets	72,788	87,617	112,541	211,637	232,176
Total debt	32,654	45,563	77,847	132,734	147,956
Total equity	32,416	34,507	17,223	55,883	65,646

(1)	The fiscal 2013 results include the sale of the Fairmont facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Management’s Discussion and Analysis section discusses the Company’s results of operations for the years ending September 30, 2015, 2014 and 2013, together with its balance sheets as of September 30, 2015, and 2014. As described below in the subsection entitled “2015 Senior Credit Agreement,” on December 29, 2015 the Company entered into a new credit agreement and paid off its existing indebtedness. The Company has updated this Management’s Discussion and Analysis in several places to reflect the effect of this financing.

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

To execute our business plan, in November 2006 we acquired ABE South Dakota, LLC (“ABE South Dakota”) f/k/a Heartland Grain Fuels, LP, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We began construction of our new facility in Aberdeen, South Dakota in April 2007, and began operations in January 2008. Our production operations are carried out primarily through our operating subsidiary ABE South Dakota which owns and operates plants in Aberdeen and Huron, South Dakota. Our subsidiary ABE Fairmont owned and operated a plant in Fairmont, Nebraska plant until December 2012. ABE Fairmont has minimal activity subsequent to the sale described below.

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

PLAN OF OPERATIONS THROUGH SEPTEMBER 30, 2016

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

RESULTS OF OPERATIONS

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2015 and fiscal 2014 for our South Dakota plants only:

	Year Ended September 30, 2015			Year Ended September 30, 2014
Product Sales Information	Net Sales	% of Total Net Sales		Net Sales	% of Total Net Sales
	(In thousands)			(In thousands)
Ethanol	$119,689	78.7%		$160,933	80.1%
Distillers grains	30,787	20.2%		35,601	17.9%
Corn Oil	1,228	0.8%		1,813	0.9%

Product Cost Information	Costs	% of Total Net Sales	% of COGS	Costs	% of Total Net Sales	% of COGS
Corn	$101,108	66.5%	66.7%	$109,188	54.9%	66.1%
Natural Gas	8,978	5.9%	5.9%	15,551	7.8%	9.4%

Net Sales

Net sales for fiscal 2015 were $152.1 million, compared to $198.8 million for fiscal 2014, a decrease of $46.7 million or 24%. The decrease was a result of lower net ethanol and distillers’ prices which was partially offset by an increase in ethanol gallons and distillers’ tons sold. The decline in ethanol and distillers prices is the result of various factors including but not limited to market demand for our products, the spread between ethanol/distillers and corn prices and overall gasoline demand. Ethanol gallons sold increased 6.5 million gallons or 8% in fiscal 2015, compared to fiscal 2014. Ethanol gallons and distillers’ tons sold were favorably affected by increased production efficiency in fiscal 2015. In fiscal 2014, ethanol gallons sold were negatively affected by overall rail service issues that directly affected our ability to maintain production rates at various times throughout fiscal 2014. These reduced fiscal 2014 production rates also negatively affected net distillers’ sales in that year.

Cost of Goods Sold

Cost of goods sold for fiscal 2015 was $151.5 million, compared to $165.2 million for fiscal 2014, a decrease of $13.7 million. A decrease in corn costs represented a majority of the fiscal 2015 decline in cost of goods sold in fiscal 2015. Corn costs represented 66.7% and 66.1% of cost of sales for the fiscal years 2015 and 2014, respectively. Corn prices declined approximately 14% in fiscal 2015 from fiscal 2014. This decrease in corn prices was primarily driven by a record corn harvest in the fall of 2014, resulting in a significant increase in the supply of corn available to the market. Additionally, the U.S. faced increased competition for corn exports due to an increase in the value of the U.S. dollar against other currencies and strong corn production in South America, which also drove corn prices lower. We used 8% more corn bushels in fiscal 2015, than in fiscal 2014.

Natural gas costs represented 5.9% and 9.4% of cost of sales for fiscal years 2015 and 2014, respectively. The cost of natural gas per mmbtu decreased 44% in fiscal 2015, compared to fiscal 2014. The decreased cost of natural gas in fiscal 2015 was due to the record high prices experienced in fiscal 2014, which were driven by extremely cold temperatures and other service disruptions experienced primarily between December 2013 and March 2014, resulting in higher fiscal 2014 natural gas prices throughout the U. S. Although our overall fiscal 2015 production was higher than in fiscal 2014, our natural gas consumption was consistent with fiscal 2014. This was due to fiscal 2014 factors that increased our natural gas consumption, including colder temperatures and our approximately 10% increase in the production of dried distillers’ versus modified/wet distillers’.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs decreased by approximately $1.8 million to $3.0 million in fiscal 2015, compared to fiscal 2014. As a percentage of net sales, fiscal 2015 selling, general and administrative expenses decreased to 2.0%, compared to 2.4% for fiscal 2014. The decrease was primarily a result of $0.4 million non-recurring expenses in fiscal 2014 related to the sale of the Fairmont facility, and decreases in the following expenses in fiscal 2015: a $0.5 million decrease in technology and dues & subscriptions expense, and a $0.4 million decrease in salaries, benefits, travel, and employee relations.

Interest Expense

Interest expense for fiscal 2015 was $0.1 million, compared to $0.7 million for fiscal 2014, a decrease of $0.6 million. Fiscal 2015 interest expense included $1.5 million of variable rate interest related to our outstanding debt and $0.1 million of waiver fee amortization. These fiscal 2015 interest expense items were off-set by the amortization of $1.5 million of deferred gain from the troubled debt restructuring in 2010. Fiscal 2014 interest expense included $2.7 million of variable rate interest related to our outstanding debt, $0.3 million of default interest and $0.1 million of waiver fee amortization. The preceding fiscal 2014 interest expense items were off-set by the amortization of $2.4 million of deferred gain from the troubled debt restructuring in 2010.

As a result of debt sweep payments made during fiscal 2014 and 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. Therefore, as a result of the prepayments made during fiscal 2014 and 2015, gains of approximately $1.3 million and $325,000 were recognized as other income during fiscal years ended September 30, 2014 and September 30, 2015, respectively. Because the remaining scheduled principal and interest payments are equal to the carrying amount, all remaining payments based on current interest rates will be treated as a reduction in the carrying value of debt. Accordingly, any additional prepayments will create additional gain recognition.

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2014 and fiscal 2013 for our South Dakota plants only:

	Year Ended September 30, 2014			Year Ended September 30, 2013
	Net Sales	% of Total Net Sales		Net Sales	% of Total Net Sales
Ethanol	$160,933	80.1%		$186,359	77.0%
Distillers grains	35,601	17.9%		51,782	21.4%
Corn Oil	1,813	0.9%		2,478	1.0%

Product Cost Information	Costs	% of Total Net Sales	% of COGS	Costs	% of Total Net Sales	% of COGS
Corn	$109,188	54.9%	66.1%	$191,696	79.2%	80.0%
Natural Gas	15,551	7.8%	9.4%	9,375	3.9%	3.9%

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

Changes in Financial Position for the Year ended September 30, 2015

Current Assets

The decrease in current assets at September 30, 2015 compared to September 30, 2014 of $6.3 million was primarily due to principal, interest and other debt payments of $12.8 million, offset by cash generated from operations of $7.0 million.

Property, Plant and Equipment

The $8.5 million decrease in property, plant and equipment at September 30, 2015 compared to September 30, 2014 was primarily due to recognition of $11.1 million of depreciation expense in fiscal 2015, offset by $2.6 million of capital expenditures.

Current Liabilities

Accounts payable and accrued expenses increased by $0.2 million at September 30, 2015 compared to September 30, 2014 primarily due to timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt increased by $0.9 million at September 30, 2015 compared to September 30, 2014. The increase was due to the reclassification of $3.0 million in restructuring and net waiver fees to current based on the maturity of the 2010 Senior Credit Agreement, offset by a $1.0 million reduction in the current portion of stated principal due to the timing of the refinancing and payment due dates, and a $1.0 million decrease in the additional carrying value of long-term debt.

Long-term debt decreased by $13.8 million at September 30, 2015 compared to September 30, 2014. Total interest bearing debt decreased by $11.0 million during fiscal 2015. The decrease in interest bearing debt was comprised of $3.0 million of required principal payments and $8.0 million of long-term debt sweep payments as a result of excess cash flow, $1.5 million of amortization of additional carrying value of long-term debt and $0.3 million of gain recognition related to the carrying value of long-term debt.

CAPITAL RESOURCES

During fiscal 2015, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has minimal activity following the sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. There are provisions contained in the financing agreements at ABE South Dakota preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the ABE South Dakota financing agreements.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $8.2 million on hand at September 30, 2015. ABE did not have any debt outstanding as of September 30, 2015. Until June 2014, ABE’s primary source of operating cash came from charging a monthly management fee to ABE South Dakota for management services provided to ABE South Dakota. The primary management services provided included risk management, accounting and finance, human resources and other general management related responsibilities.

Due to personnel reductions and other changes in the Company since the sale of the Fairmont plant, the Company re-evaluated the administrative services agreement with ABE South Dakota. As a result of this re-evaluation, the Company terminated the administrative services agreement as of June 30, 2014 in conjunction with an overall change in the Company structure. The change in Company structure resulted in ABE employees becoming direct employees of ABE South Dakota. Accordingly, since July 2014, ABE South Dakota no longer pays the Company a management fee for services.

From time to time, ABE may also receive certain allowable distributions from ABE South Dakota based on the terms and conditions in its senior credit agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2015 financial results.

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

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $0.1 million on hand at September 30, 2015, which is unrestricted and can be distributed to Advanced BioEnergy at any time.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $8.3 million and $3.1 million of restricted cash on hand at September 30, 2015. The restricted cash consists of $3.0 million for a debt service payment reserve, and $0.1 million in an account for maintenance capital expenditures. As of September 30, 2015, ABE South Dakota had interest-bearing term debt outstanding of $29.0 million.

Senior Credit Agreement at September 30, 2015

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement effective as of June 18, 2010, and amended on December 9, 2011 (the “2010 Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and an Administrative Agent and Collateral Agent. The principal amount of the term loan facility is payable in quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. Loans outstanding under the 2010 Senior Credit Agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows.

ABE South Dakota agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as long-term, non-interest bearing debt. ABE South Dakota is also obligated to pay the final installment of a waiver fee to the senior lenders in March, 2016. The original waiver fee was $275,000 of which $68,750 remains outstanding and is payable in March 2016. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet, and is amortizing the fee to interest expense over the remaining life of the debt.

ABE South Dakota’s obligations under the 2010 Senior Credit Agreement are secured by a first-priority security interest in all of the equity in and assets of ABE South Dakota. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. The 2010 Senior Credit Agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the 2010 Senior Credit Agreement. The 2010 Senior Credit Agreement contains customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control.

2015 Senior Credit Agreement

On December 29, 2015, ABE South Dakota entered into a Master Credit Agreement (“2015 Credit Agreement”) with AgCountry Farm Credit Services, PCA as lender, (“AgCountry”) to refinance its existing 2010 Senior Credit Agreement. On December 29, 2015, the Company also entered into (i) a First Supplement to the 2015 Credit Agreement covering a $10.0 million Revolving Term Facility and (ii) a Second Supplemental covering a $20.0 million Term Loan. The transaction funded on December 30, 2015.

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at December 29, 2015 was 0.42%. Beginning April 1, 2016, the Company must make quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan.

The $10.0 Revolving Term Facility also has a Variable Rate equal to the one month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company will make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points.

The Margin will (i) decrease to 3.25% when the aggregate principal balance of all outstanding loans and the unfunded commitment level is $20.0 million or less, and (ii) decrease to 3.00% when this amount is $15.0 million or less.

ABE South Dakota, LLC also entered into a Security Agreement with AgCountry under which borrowings under the 2015 Credit Agreement are secured by substantially all of ABE South Dakota’s assets. AgCountry holds a first priority security interest and mortgage in all inventory, accounts receivable, intangibles, equipment, fixtures, buildings, and a first mortgage in land owned or leased by ABE South Dakota.

The 2015 Credit Agreement also includes financial and non-financial covenants that limit distributions and debt and require minimum working capital, owner’s equity, debt to EBITDA ratio, and fixed charge coverage ratios, including the following:

•

ABE South Dakota has a minimum working capital requirement of $10.0 million beginning at loan closing, increasing to $12.75 million at September 30, 2016 and thereafter. Working capital is calculated as (i) (a) current assets plus (b) the amount available under the Revolving Term Facility, less (ii) current liabilities, measured quarterly.

•

ABE South Dakota’s owner’s equity ratio is the ratio of (i) net worth divided by (ii) total assets. This is measured annually at fiscal year end and must increase by 2% each fiscal year, from 40% at September 30, 2015, until a 50% ratio is achieved and maintained.

•

ABE South Dakota debt to EBITDA ratio must be less than 4.00:1.00. Debt is defined as total interest bearing debt, while EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. The debt to EBITDA ratio will be measured quarterly, but tested annually at each fiscal year end.

•

ABE South Dakota’s minimum fixed charge coverage ratio is 1.15:1.00 and is measured quarterly, but tested annually at each fiscal year end. The fixed charge coverage ratio is calculated by dividing EBITDA by the sum of scheduled payments of principal and interest, capital expenditures, any cash taxes, and distributions. When ABE South Dakota has achieved and maintained an owners’ equity ratio of 60.0% and working capital of $15.0 million, then the minimum fixed charge coverage ratio requirement will be reduced to 1.00:1.00. If the owners’ equity ratio subsequently declines below 60.0%, or working capital declines below $15.0 million, then the 1.15:1.00 minimum fixed charge ratio covenant will be reinstated.

•

ABE South Dakota is limited to annual capital expenditures of $2.0 million without prior consent of AgCountry, and is limited from incurring additional debt over certain amounts without prior approval, and making additional investments without prior approval of AgCountry.

•

ABE South Dakota is also prohibited from making member distributions in excess of 40% of pre-tax net income in a given year without the prior consent of Ag Country. When ABE South Dakota achieves and maintains owners’ equity ratio of 60.0% and working capital of $15.0 million, then it may pay member dividends of 100.0% of pre-tax net income. If the owner’s equity ratio declines below 60.0%, or working capital declines below $15.0 million, then dividends will be restricted until ABE South Dakota regains compliance. ABE South Dakota must meet all loan covenants before and after any distribution.

Payment of Amounts Due Under 2010 Senior Credit Agreement

In connection with closing, ABE South Dakota paid in full all amounts outstanding under the 2010 Senior Credit Agreement, including $29.0 million of principal, accrued interest, the $3.0 restructuring fee, and the waiver fee of $68,750, and all security interests of the prior lenders were extinguished.

CASH FLOWS

The following table shows our cash flows for the years ended September 30:

	Years Ended September 30
	2015	2014	2013
	(In thousands)	(In thousands)	(In thousands)
Net cash provided by operating activities	$7,010	$39,506	$11,842
Net cash provided by (used in) investing activities	(1,220)	3,436	161,447
Net cash used in financing activities	(11,206)	(48,756)	(156,703)

Cash Flow from Operations

Our cash flows from operations in fiscal 2015 were lower compared to fiscal 2014, primarily due to the fiscal 2015 decreased margins.

Our cash flows from operations in fiscal 2014 were higher compared to fiscal 2013, primarily due to the fiscal 2014 increased margins.

Cash Flow from Investing Activities

We received less cash from investing activities in fiscal 2015 compared to fiscal 2014, primarily due to capital expenditures, including the fiscal 2015 addition of one million gallons of ethanol storage at our Aberdeen plant. In fiscal 2015, our restricted cash balances decreased due to our use of the ABE South Dakota capital expenditure account to fund the ethanol storage facility.

We received significantly less cash from investing activities in fiscal 2014 compared to fiscal 2013, primarily due to the fiscal 2013 sale of the Fairmont assets as described below. Our restricted cash balances decreased in fiscal 2014 due to the release of $8.0 million in escrow funds from the Fairmont sale, offset by the replenishment of the ABE South Dakota debt service reserve and capital expenditure accounts. We also had capital expenditures primarily related to efficiency improvements, including the installation of a new hammermill at our Huron facility.

Cash Flow from Financing Activities

We used less cash for financing activities in fiscal 2015 versus 2014 primarily due to lower overall debt payments. In fiscal 2015, we used $11.0 million toward normal principal and debt sweep payments at ABE South Dakota compared to $28.7 million for these payments in fiscal 2014. In fiscal 2014, an additional $20.1 million went to pay distributions to members in October 2014 and June 2014.

We used less cash for financing activities in fiscal 2014 versus 2013 primarily due to lower overall debt payments and distribution payments related to the Fairmont sale. In fiscal 2014, we used $28.7 million toward normal principal and debt sweep payments at ABE South Dakota compared to $3.7 million for these payments in Fiscal 2013, and we used $20.1 million to pay distributions to members in October 2014 and June 2014.

CREDIT ARRANGEMENTS

A summary of debt in effect at September 30, 2015 is as follows (in thousands, except percentages)(1):

	September 30, 2015 Interest Rate	September 30, 2015	September 30, 2014
ABE South Dakota:
Senior debt principal—variable	4.33%	29,000	40,000
Restructuring fee	N/A	3,024	3,142
Additional carrying value of restructured debt	N/A	630	2,421

Total outstanding		$32,654	$45,563

Additional carrying value of restructured debt	N/A	(630)	(2,421)

Stated principal		$32,024	$43,142

(1)	Debt in place at September 30, 2015 was under the 2010 Senior Credit Agreement. This debt was refinanced on December 29, 2015 and was replaced with the 2015 Senior Credit Agreement.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2015, as adjusted for the 2015 Senior Credit Agreement entered into on December 29, 2015.

	Years Ending September 30,
	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt obligations(1)(2)	$5,970	$5,060	$4,900	$4,740	$4,580	$12,230	$37,480
Operating lease obligations(3)	4,420	2,592	1,690	1,171	91	94	10,058

Total contractual obligations	$10,390	$7,652	$6,590	$5,911	$4,671	$12,324	$47,538

(1)	Amounts represent principal and interest due under our credit facilities, assuming contractual maturities.
(2)	2016 amounts include fees paid related to 2010 Senior Credit Agreement and 2016 maturities of 2015 Senior Credit Agreement.
(3)	Operating lease obligations consist primarily of rail cars, mobile equipment and office space.

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

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. Under the terms of the marketing agreements with NGL, revenue is recognized when product is loaded into rail cars or trucks for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers. Co-products are normally shipped free on board (“FOB”) shipping point. Interest income is recognized as earned. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of September 30, 2015, we had $29.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.29 million.

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

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the year ended September 30, 2015, sales of ethanol represented 79% of our total revenues and corn costs represented 67% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At September 30, 2015, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.37 and $3.42, respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 20% of our total revenues for the fiscal year ended September 30, 2015. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $102 per ton at September 30, 2015.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 8% of total cost of sales for the year ended September 30, 2015. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At September 30, 2015, the price of natural gas on the NYMEX was $3.00 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts which guaranteed prices on 3% of our ethanol gallons sold through October 2015. At September 30, 2015 we had entered into forward sale contracts representing 70% of our expected distillers’ grains production output through October 2015.

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

	Estimated at Risk Volume(1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	76.5	gallons	10.0%	$1.37	$10.5
Distillers grains	0.2	tons	10.0%	102.00	2.0
Corn	30.3	bushels	10.0%	3.42	10.4
Natural gas	2.4	mmbtus	10.0%	3.00	0.7

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 10% of our expected annual gallons capacity of 85 million gallons. The volume of distillers’ grains at risk is based on the assumption that we will enter into contracts for 9% of our expected annual distillers’ grains production of 258,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for none of our estimated current 30.3 million bushel annual requirement. The volume of natural gas is based on the assumption that we will continue to lock in none of our estimated gas usage.
(2)	Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of September 30, 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Advanced BioEnergy, LLC

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with U. S. generally accepted accounting principles.

/s/ RSM US LLP

Des Moines, Iowa

January 5, 2016

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	September 30,
	2015	2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,566	$21,982
Accounts receivable:
Trade accounts receivables	3,990	4,190
Other receivables	117	77
Inventories	4,621	4,046
Prepaid expenses	743	682
Current portion of restricted cash	4,612	5,945

Total current assets	30,649	36,922

Property and equipment, net	41,155	49,644
Other assets	984	1,051

Total assets	$72,788	$87,617

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$5,379	$4,263
Accrued expenses	2,318	3,234
Current portion of long-term debt (stated principal amount of $2,024 and $3,117 at September 30, 2015 and September 30, 2014, respectively)	5,654	4,763

Total current liabilities	13,351	12,260

Other liabilities	21	50
Long-term debt (stated principal amount of $27,000 and $40,025 at September 30, 2015 and September 30, 2014, respectively)	27,000	40,800

Total liabilities	40,372	53,110
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(16,222)	(14,131)

Total members’ equity	32,416	34,507

Total liabilities and members’ equity	$72,788	$87,617

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	September 30, 2015	September 30, 2014	September 30, 2013
	(in thousands, except per unit data)
Net sales
Ethanol and related products	$151,706	$198,347	$240,745
Other	411	430	1,242

Total net sales	152,117	198,777	241,987
Cost of goods sold	151,511	165,171	240,056

Gross profit	606	33,606	1,931
Selling, general and administrative	2,999	4,833	6,760

Operating income (loss)	(2,393)	28,773	(4,829)
Other income	427	1,383	270
Interest income	22	35	19
Interest expense	(147)	(710)	(2,884)

Income (loss) from continuing operations	(2,091)	29,481	(7,424)

Income from discontinued operations	—	—	79,179

Net income (loss)	$(2,091)	$29,481	$71,755

Weighted average units outstanding—basic	25,411	25,411	25,333
Weighted average units outstanding—diluted	25,411	25,411	25,333
Income (loss) from continuing operations per unit—basic	$(0.08)	$1.16	$(0.29)
Income from discontinued operations per unit—basic	—	—	3.12

Income (loss) per unit—basic	$(0.08)	$1.16	$2.83

Income (loss) from continuing operations per unit—diluted	$(0.08)	$1.16	$(0.29)
Income from discontinued operations per unit—diluted	—	—	3.12

Income (loss) per unit—diluted	$(0.08)	$1.16	$2.82

Cash distributions declared per unit	$—	$0.48	$4.46

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Years Ended September 30, 2015, 2014 and 2013

	Member Units	Members’ Capital	Accumulated Deficit	Total
	(Dollars in thousands)
MEMBERS’ EQUITY—September 30, 2011	24,714,180	$171,246	$(105,600)	$65,646
Unit compensation expense	—	4	—	4
Net loss	—	—	(9,767)	(9,767)

MEMBERS’ EQUITY—September 30, 2012	24,714,180	$171,250	$(115,367)	$55,883
Unit compensation expense	—	276	—	276
Warrant exercise	532,671	2,290	—	2,290
Exercise of options	164,000	432	—	432
Distribution to members	—	(113,413)	—	(113,413)
Net income	—	—	71,755	71,755

MEMBERS’ EQUITY— September 30, 2013	25,410,851	$60,835	$(43,612)	$17,223
Distribution to members	—	(12,197)	—	(12,197)
Net income	—	—	29,481	29,481

MEMBERS’ EQUITY— September 30, 2014	25,410,851	$48,638	$(14,131)	$34,507

Net loss	—	—	(2,091)	(2,091)

MEMBERS’ EQUITY— September 30, 2015	25,410,851	$48,638	$(16,222)	$32,416

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	September 30, 2015	September 30, 2014	September 30, 2013
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,091)	$29,481	$71,755
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	11,109	10,836	10,854
Amortization of deferred financing costs	89	89	110
Amortization of deferred revenue and rent	(29)	(29)	(140)
Amortization of additional carrying value of debt	(1,466)	(2,376)	(2,155)
Gain on troubled debt restructuring	(325)	(1,315)	—
Unit compensation expense	—	—	276
(Gain) loss on disposal of assets	—	10	(76,651)
Loss on warrant derivative liability	—	—	1,416
Change in working capital components:
Accounts receivable	160	4,382	8,384
Inventories	(575)	492	6,143
Prepaid expenses	(61)	59	814
Accounts payable and accrued expenses	194	(2,228)	(8,964)

Net cash provided by operating activities	7,005	39,401	11,842

Cash flows from investing activities:
Purchase of property and equipment	(2,614)	(1,674)	(978)
Proceeds from the sale of assets, net of transaction costs	—	39	159,539
Change in other assets and liabilities	67	160	65
Change in restricted cash	1,333	5,016	2,821

Net cash provided by (used in) investing activities	(1,214)	3,541	161,447

Cash flows from financing activities:
Payments on debt	(11,207)	(28,682)	(52,911)
Exercise of warrants	—	—	799
Distribution to members	—	(20,074)	(104,591)

Net cash (used in) financing activities	(11,207)	(48,756)	(156,703)

Net increase (decrease) in cash and cash equivalents	(5,416)	(5,814)	16,586
Beginning cash and cash equivalents	21,982	27,796	11,210

Ending cash and cash equivalents	$16,566	$21,982	$27,796

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,582	$3,774	$3,282
Supplemental disclosure of non-cash financing and investing activities:
Exercise of options from distribution proceeds	$—	$—	$432
Note receivable settled from distribution proceeds	—	—	513
Distribution payable	—	—	7,877
Warrant exercise and transfer to equity	—	—	2,290
Accounts payable related to fixed assets	6	105	—

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

Advanced BioEnergy, LLC is organized as a Delaware limited liability company. Members’ liability is limited pursuant to the Delaware Limited Liability Company Act. The Company’s operating agreement provides for the term of the entity to last until a Dissolution Event occurs as defined in the operating agreement; there is no exact Dissolution Event or date specified.

The Company currently operates three ethanol production facilities in Aberdeen and Huron, South Dakota with a combined production capacity of 85 million gallons per year.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. The Company segregates cash restricted for debt service and has classified these funds according to the future anticipated use of the funds. Restricted cash included cash held for debt service under the terms of its former debt agreements and a deposit for a rail car sublease.

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued expenses, and long-term debt. Based on the June 2010 restructuring event, the fair value of the debt instruments at ABE South Dakota as of September 30, 2015 is not practicable to determine. Excluding cash and cash equivalents, the fair value of the other financial instruments are estimated to approximate carrying value due to the short-term nature of these instruments, and are considered to be Level 3 inputs.

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

There were no balances of financial assets or financial liabilities, including derivative financial instruments, measured at the approximate fair value at September 30, 2015 or 2014.

The Company calculated the fair value of the warrants using the Black-Scholes valuation model. During the years ended September 30, 2015, 2014, and 2013, the Company recognized $0 in 2015 and 2014 and a loss of $1,416,000 in 2013, related to the change in the fair value of the warrant derivative liability. On November 1, 2012, the warrants were exercised and the Company issued 532,671 units. Prior to its exercise, the warrant’s value increased in the first quarter of fiscal 2013 due to the pending sale of the Fairmont facility.

The following table reflects the activity for liabilities measured at fair value, using Level 3 inputs for the year ended September 30, (amounts in thousands):

	2015	2014	2013
Beginning balance	$—	$—	$75
Loss (gain) related to change in fair value	—	—	1,416
Transfer to equity upon exercise	—	—	(1,491)

Ending balance	$—	$—	$—

Receivables

Credit sales are made to a relatively small number of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded at September 30, 2015 or September 30, 2014.

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

Unit Based Compensation

The Company uses the estimated market value at the time the units are granted to value those units granted to officers and directors. The Company records compensation cost on the straight line method over the vesting period for service based awards. If the units vest upon achievement of a certain milestone, the Company recognizes the expense in the period in which the goal was met.

Shipping Costs

Shipping costs are not separately identified under the contract with the marketer and therefore are reflected net in sales.

Income (Loss) Per Unit

Basic and diluted income per unit is computed using the weighted-average number of vested units outstanding during the period. Unit warrants are considered unit equivalents and are considered in the diluted income-per-unit computation. The warrants exercised in 2013 were anti-dilutive.

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

Income Taxes

The Company has elected to be treated as a partnership for tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s federal income tax returns are open and subject to examination from the 2012 tax return year and forward. Various state income tax returns are generally open from the 2011 and later tax return years based on individual state statute of limitations.

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

On November 30, 2015, the EPA announced final Renewable Volume Obligation (“RVO”) requirements for the RFS for calendar years 2014, 2015 and 2015. Although the new RVO requirements set are above the proposed reductions, they are below the original requirements set by the RFS. Opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

Current ethanol production capacity is approximately 14.8 billion gallons according to the Renewable Fuels Association (“RFA”). Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

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

The Company used these proceeds to repay the outstanding debt principal and interest of $39.8 million as of the closing date and to pay the outstanding transaction costs of approximately $2.4 million. The Company has no continuing involvement in the cash flows of the Fairmont facility. At September 30, 2013, $8.0 million of the escrow funds were classified as current restricted cash in the consolidated balance sheet. There were no assets or liabilities related to ABE Fairmont recorded as of September 30, 2014. The Company received the full $12.5 million of escrow funds as of September 30, 2014.

Summarized net sales and expenses included in discontinued operations in the Statements of Operations for the year ended September 30, 2013 are included in the following table (amounts in thousands):

Year Ended
September 30, 2013(1)
Net sales	$74,099
Cost of goods sold	70,584

Gross Profit	3,515
Selling, general and administrative	1,660

Operating income	1,855
Other income	1,018
Interest income	33
Interest expense	(415)

Income (loss) from operations of discontinued component	2,491

Gain on disposal of discontinued operations	76,688

Income (loss) from discontinued operations	$79,179

(1)	Year ended September 30, 2013 includes only 67 days of activity.

The gain on disposal of discontinued operations is included in the Income (loss) from discontinued operations total on the Statement of Operations during the year ended September 30, 2013. The gain on disposal is composed of the following items (in thousands):

Proceeds:
Cash proceeds	$157,249
Escrow	12,500
Inventory holdback	1,071

Total Proceeds	170,820
Net Assets Sold:
Property, plant and equipment, net	83,097
Inventory	10,864
Restricted cash	673
Deferred financing costs	396
Prepaid expenses	140
Deferred income	(3,422)

Total Net Assets Sold	91,748
Transaction costs	2,384

Gain on Disposal of Discontinued Operations	$76,688

3.	Inventories

A summary of inventories is as follows (in thousands):

	September 30, 2015	September 30, 2014
Chemicals	$778	$643
Work in process	892	768
Ethanol	1,258	840
Distillers grain	63	145
Supplies and parts	1,630	1,650

Total	$4,621	$4,046

4.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	September 30, 2015	September 30, 2014
Land	$1,811	$1,811
Buildings	10,157	9,886
Process equipment	106,919	103,833
Office equipment	1,551	1,329
Construction in process	35	1,022

	120,473	117,881
Accumulated depreciation	(79,318)	(68,237)

Property and equipment, net	$41,155	$49,644

5.	Debt and Subsequent Event

A summary of debt is as follows (in thousands, except percentages):

	September 30, 2015 Interest Rate	September 30, 2015	September 30, 2014
ABE South Dakota:
Senior debt principal—variable	4.33%	29,000	40,000
Restructuring fee	N/A	3,024	3,142
Additional carrying value of restructured debt	N/A	630	2,421

Total outstanding		$32,654	$45,563

Additional carrying value of restructured debt	N/A	(630)	(2,421)

Stated principal		$32,024	$43,142

The estimated maturities of debt at September 30, 2015 based on the refinancing are as follows (in thousands):

	Senior Debt Principal	Restructuring Fee Payable	Amortization of Additional Carrying Value of Restructured Debt	Total
2016	$2,000	$3,024	$630	$5,654
2017	4,000	—	—	4,000
2018	4,000	—	—	4,000
2019	4,000	—	—	4,000
2020	4,000	—	—	4,000
Thereafter	11,000	—	—	11,000

Total debt	$29,000	$3,024	$630	$32,654

Senior Credit Agreement for the South Dakota Plants at September 30, 2015

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “2010 Senior Credit Agreement”), effective as of June 18, 2010, and amended on December 9, 2011, which was accounted for under troubled debt restructuring rules. The 2010 Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and an Administrative Agent and Collateral Agent. The 2010 Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan. The interest accrued on outstanding term and working capital loans under the previous credit agreement were reduced to zero. ABE South Dakota agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans are repaid in full. ABE South Dakota recorded the restructuring fee as non-interest bearing debt on its consolidated balance sheets. See “Additional Carrying Value of Restructured Debt” below.

The principal amount of the term loan facility is payable in quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. During the year ended September 30, 2015, ABE South Dakota made debt sweep payments totaling $8.0 million in addition to its scheduled principal payments of $3.0 million. ABE South Dakota is also obligated to pay the remaining $68,750 installment of a $275,000 waiver fee to the senior lenders on March 31, 2016. The Company has recorded this fee as non-interest bearing debt on its consolidated balance sheet and is included in the Restructuring Fee category in the above debt tables net of the unamortized portion.

ABE South Dakota has the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 3.0%. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 4.0%. As of September 30, 2015, ABE South Dakota had selected the LIBOR plus 4.0% rate for a period of one month.

ABE South Dakota’s obligations under the 2010 Senior Credit Agreement are secured by a first-priority security interest in the equity and assets of ABE South Dakota.

ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. Loans outstanding under the 2010 Senior Credit Agreement are subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows.

The 2010 Senior Credit Agreement and the related loan documentation include, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota is required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the 2010 Senior Credit Agreement. The 2010 Senior Credit Agreement contains customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control.

Additional Carrying Value of Restructured Debt

Since the future maximum undiscounted cash payments on the 2010 Senior Credit Agreement (including principal, interest and the restructuring fee) exceeded the adjusted carrying value at the time of the June 2010 restructuring, no gain for the forgiven interest was recorded, the carrying value was not adjusted and the modification of terms was accounted for on a prospective basis, via a new effective interest calculation, amortized over the life of the note, offsetting interest expense.

As a result of the debt sweep payments made during the years ended September 30, 2015 and 2014, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result, gains of $0.4 million and $1.0 million were recognized in fiscal 2015 and 2014, respectively. Since the remaining scheduled principal and interest payments are equal to the carrying amount, all remaining payments based on the current interest rates will be treated as a reduction in the carrying value of the debt. Accordingly, any additional prepayments will create additional gain recognition.

2015 Senior Credit Agreement for the South Dakota Plants

On December 29, 2015, ABE South Dakota entered into a Master Credit Agreement (“2015 Credit Agreement”) with AgCountry Farm Credit Services, PCA as lender, (“AgCountry”) to refinance its existing 2010 Senior Credit Agreement. On December 29, 2015, the Company also entered into (i) a First Supplement to the 2015 Credit Agreement covering a $10.0 million Revolving Term Facility and (ii) a Second Supplemental covering a $20.0 million Term Loan. The transaction funded on December 30, 2015.

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at December 29, 2015 was 0.42%. Beginning April 1, 2016, the Company must make quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan.

The $10.0 Revolving Term Facility also has a Variable Rate equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company will make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points.

The Margin will (i) decrease to 3.25% when the aggregate principal balance of all outstanding loans and the unfunded commitment level is $20.0 million or less, and (ii) decrease to 3.00% when this amount is $15.0 million or less.

ABE South Dakota, LLC also entered into a Security Agreement with AgCountry under which borrowings under the 2015 Credit Agreement are secured by substantially all of ABE South Dakota’s assets. AgCountry holds a first priority security interest and mortgage in all inventory, accounts receivable, intangibles, equipment, fixtures, buildings, and a first mortgage in land owned or leased by ABE South Dakota.

The 2015 Credit Agreement also includes financial and non-financial covenants that limit distributions and debt and require minimum working capital, owner’s equity, debt to EBITDA, and fixed charge coverage ratios, including the following:

•

ABE South Dakota has a minimum working capital requirement of $10.0 million beginning at loan closing, increasing to $12.75 million at September 30, 2016 and thereafter. Working capital is calculated as (i) (a) current assets plus (b) the amount available under the Revolving Term Facility, less (ii) current liabilities, measured quarterly.

•

ABE South Dakota’s owner’s equity ratio is the ratio of (i) net worth divided by (ii) total assets. This is measured annually at fiscal year end and must increase by 2% each fiscal year, from 40% at September 30, 2015, until a 50% ratio is achieved and maintained.

•

ABE South Dakota debt to EBITDA ratio must be less than 4.00:1.00. Debt is defined as total interest bearing debt, while EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. The debt to EBITDA ratio will be measured quarterly, but tested annually at each fiscal year end

•

ABE South Dakota’s minimum fixed charge coverage ratio is 1.15:1.00 and is measured quarterly, but tested annually at each fiscal year end. The fixed charge coverage ratio is calculated by dividing EBITDA by the sum of scheduled payments of principal and interest, capital expenditures, any cash taxes, and distributions. When ABE South Dakota has achieved reached and maintained an owners’ equity ratio of 60.0% and working capital of $15.0 million, then the minimum fixed charge coverage ratio requirement will be reduced to 1.00:1.00. If subsequently the owners’ equity ratio declines below 60.0%, or working capital declines below $15.0 million, then the 1.15:1.00 minimum fixed charge ratio covenant will be reinstated.

•

ABE South Dakota is limited to annual capital expenditures of $2.0 million without prior consent of AgCountry, and is limited from incurring additional debt over certain amounts without prior approval, and making additional investments without prior approval of AgCountry.

•

ABE South Dakota is also prohibited from making member distributions in excess of 40% of pre-tax net income in a given year without the prior consent of Ag Country. When ABE South Dakota achieves and maintains owners’ equity ratio of 60.0% and working capital of $15.0 million, then it may pay member dividends of 100.0% of pre-tax net income. If the owner’s equity ratio declines below 60.0%, or working capital declines below $15.0 million, then dividends will be restricted until ABE South Dakota regains compliance. ABE South Dakota must meet all loan covenants before and after any distribution.

Payment of Amounts Due Under 2010 Senior Credit Agreement

In connection with closing, ABE South Dakota paid in full all amounts outstanding under the 2010 Senior Credit Agreement, including $29.0 million of principal, accrued interest, the $3.0 restructuring fee, and the waiver fee of $68,750, and all security interests of the prior lenders were extinguished.

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

Unit Appreciation Rights

As of September 30, 2015, the Company had 200,000 Unit Appreciation Rights (“UAR”) fully vested and outstanding. At the time of grant the UAR had an exercise price of $1.15 per unit. The exercise price of the UAR has been reduced to $0.36 per unit as of September 30, 2015 as a result of cash distributions paid to the Company’s unit holders subsequent to the date of the UAR grant. The units are contingently exercisable only under certain limited circumstances, and therefore the Company is not recognizing compensation expense related to the awards until these defined circumstances are probable of occurring.

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

Board Representation and Voting Agreement

The Company, certain directors of the Company, South Dakota Wheat Growers Association, Clean Energy Capital, LLC (“CEC”) and Hawkeye Energy Holdings, LLC (“Hawkeye”), have each executed a voting agreement (the “Voting Agreement”). The Voting Agreement requires the parties to (a) nominate for election to the Board two designees of Hawkeye, two designees of CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote all units of the Company they beneficially own or otherwise control to elect each of the designees to the Board, (d) not take any action that would result in the removal of any of the designees from the Board or to increase the size of the Board to more than nine members, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. At December 1, 2015, the parties to the Voting Agreement held in the aggregate approximately 51% of the outstanding units of the Company.

7.	One-Time Termination Benefit

Subsequent to the sale of its Fairmont facility, the Company implemented a cost reduction program reducing its headquarters staff to align its staffing with the remaining on-going operations. The Company also accrued benefits due to the Chief Executive Officer in June 2014 under his amended employment agreement signed in January 2013. The unpaid amounts as of September 30, 2015 are expected to be paid at the time of various employee terminations.

In connection with this cost reduction program, the Company has recognized expense of $1.8 million in fiscal 2014 and $0.4 million in fiscal 2015. The expenses were classified as administrative costs of $2.0 million and discontinued operations of $0.2 million.

8.	Lease Commitments and Contingencies

Lease Commitments

The Company leases ethanol and distillers rail cars, office and other equipment and an office facility under operating lease agreements with the following approximate future minimum rental commitments through 2020 for the years ended September 30 (in thousands):

Minimum Rental Commitments
2016	$4,420
2017	2,592
2018	1,690
2019	1,171
2020	91
Thereafter	94

$10,058

The Company recognized rent expense related to the above leases of approximately $5.1 million, $4.8 million, and $3.9 million for the years ended September 30, 2015, 2014, and 2013, respectively.

9.	Major Customers

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

Sales and receivables from the Company’s major customers were as follows (in thousands):

	September 30, 2015	September 30, 2014	September 30, 2013
Hawkeye Gold—Ethanol and Distiller Grains
Twelve months revenues	$—	$—	$25,230
Receivable balance at period end	—	—	—

NGL Energy—Ethanol
Twelve months revenues	$119,689	$50,805	$—
Receivable balance at period end	3,272	3,566	—

Gavilon—Ethanol & Distillers Grains
Twelve months revenues	$17,685	$129,953	$190,748
Receivable balance at period end	384	341	7,682

Dakotaland Feeds—Distillers Grains
Twelve months revenues	$11,325	$9,457	$18,825
Receivable balance at period end	206	168	571

10.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. In addition to entering into contracts to purchase 449 thousand bushels of corn in which the basis or futures price was not locked, the Company had entered into the following fixed price forward sales and purchase contracts at September 30, 2015:

Commodity	Type	Quantity	Amount (in 000’s)	Period Covered Through
Ethanol	Sale	237,600 gallons	$329	October 31, 2015
Corn	Purchase	172,199 bushels	609	October 31, 2015
Distillers grains	Sale	15,112 tons	812	October 31, 2015
Corn oil	Sale	47,000 lbs	9	October 31, 2015

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

11.	Employee Benefit Plan

The Company sponsors a 401(k) plan for eligible employees. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee’s elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $163,000, $167,000, and $221,000, to the plan in the years ended September 30, 2015, 2014, and 2013, respectively.

12.	Related Party Transactions

Grain Purchases from South Dakota Wheat Growers Association (SDWG)

The Company purchased $101.1 million, $109.2 million and $191.7 million of corn from SDWG in the years ended September 30, 2015, 2014, and 2013 pursuant to a grain origination agreement, which covers all corn purchases in South Dakota. SDWG owns approximately 5% of the Company’s outstanding units. As of September 30, 2015 and 2014, the Company had outstanding amounts payable to SDWG of approximately $3.3 million and $2.5 million, respectively.

13.	Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2015 and 2014. Dollars in thousands, except per unit amounts:

Year Ended September 30, 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total net sales	$37,742	$37,271	$40,070	$37,034
Gross profit (loss)	3,280	(2,109)	1,246	(1,811)
Income (loss) from continuing operations	2,703	(2,994)	600	(2,400)
Net income (loss)	2,703	(2,994)	600	(2,400)
Basic income (loss) per common unit	$0.11	$(0.12)	$0.02	$(0.09)
Diluted income (loss) per common unit	$0.11	$(0.12)	$0.02	$(0.09)

Year Ended September 30, 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total net sales	$48,237	$51,899	$53,714	$44,927
Gross profit	8,139	6,288	12,846	6,333
Income from continuing operations	6,494	5,015	12,481	5,491
Net income	6,494	5,015	12,481	5,491
Basic income per common unit	$0.25	$0.20	$0.49	$0.22
Diluted income per common unit	$0.25	$0.20	$0.49	$0.22

14.	Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of September 30, 2015 and 2014, and for the years ended September 30, 2015, 2014 and 2013. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in the ABE South Dakota credit agreements. ABE South Dakota is allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

	September 30,	September 30,
	2015	2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,158	$8,988
Restricted cash	1,500	1,500
Other Receivables	6	—
Prepaid expenses	—	5

Total current assets	9,664	10,493

Property and equipment, net	211	340
Other assets:
Investment in ABE Fairmont	108	109
Investment in ABE South Dakota	22,717	24,363
Other assets	32	32

Total assets	$32,732	$35,337

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities	295	780
Other liabilities ..	21	50

Total liabilities	316	830
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(16,222)	(14,131)

Total members’ equity	32,416	34,507

Total liabilities and members’ equity	$32,732	$35,337

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

	Years Ended
	September 30,	September 30,	September 30,
	2015	2014	2013
	(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiary	(1,647)	30,191	(2,811)
Management fee income from subsidiaries	—	1,283	1,619
Selling, general and administrative expenses .	(486)	(2,023)	(4,907)

Operating income (loss)	(2,133)	29,451	(6,099)
Other income	20	11	72
Interest income (expense)	22	19	(1,397)

Income (loss) from continuing operations	(2,091)	29,481	(7,424)

Income (loss) from discontinued operations	—	—	79,179

Net income (loss)	$(2,091)	$29,481	$71,755

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

	Years Ended
	September 30,	September 30,	September 30,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,091)	$29,481	$71,755
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	129	154	161
Equity in earnings of consolidated subsidiaries	1,647	(30,191)	(75,085)
Distributions from subsidiaries	—	22,885	104,912
Gain on disposal of fixed assets	—	10	—
Amortization of deferred revenue and rent	(29)	(29)	(28)
Unit compensation expense	—	—	276
Loss on derivative financial instruments	—	—	1,416
Change in working capital components:
Accounts receivable	(6)	—	527
Prepaid expenses	5	15	11
Accounts payable and accrued expenses	(485)	(742)	1,005

Net cash (used in) provided by operating activities	(830)	21,583	104,950

Cash flows from investing activities:
Purchase of property and equipment	—	(118)	—
Proceeds from disposal of fixed assets	—	39	—
Decrease in restricted cash	—	1,000	—

Net cash provided by investing activities	—	921	—

Cash flows from financing activities:
Exercise of warrant .	—	—	799
Distribution to members	—	(20,074)	(104,591)

Net cash (used in) financing activities	—	(20,074)	(103,792)

Net increase (decrease) in cash and cash equivalents	(830)	2,430	1,158
Beginning cash and cash equivalents	8,988	6,558	5,400

Ending cash and cash equivalents	$8,158	$8,988	$6,558

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. This assessment is based on the criteria for effective internal control described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2015.

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

2015 Senior Credit Agreement

On December 29, 2015, ABE South Dakota entered into a Master Credit Agreement (“2015 Credit Agreement”) with AgCountry Farm Credit Services, PCA as lender, (“AgCountry”) to refinance its existing 2010 Senior Credit Agreement. On December 29, 2015, the Company also entered into (i) a First Supplement to the 2015 Credit Agreement covering a $10.0 million Revolving Term Facility and (ii) a Second Supplemental covering a $20.0 million Term Loan. The transaction funded on December 30, 2015.

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at December 29, 2015 was 0.42%. Beginning April 1, 2016, the Company must make quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan.

The $10.0 Revolving Term Facility also has a Variable Rate equal to the one-month LIBOR rate plus an initial margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company will make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points.

The Margin will (i) decrease to 3.25% when the aggregate principal balance of all outstanding loans and the unfunded commitment level is $20.0 million or less, and (ii) decrease to 3.00% when this amount is $15.0 million or less.

ABE South Dakota, LLC also entered into a Security Agreement with AgCountry under which borrowings under the 2015 Credit Agreement are secured by substantially all of ABE South Dakota’s assets. AgCountry holds a first priority security interest and mortgage in all inventory, accounts receivable, intangibles, equipment, fixtures, buildings, and a first mortgage in land owned or leased by ABE South Dakota.

The 2015 Credit Agreement also includes financial and non-financial covenants that limit distributions and debt and require minimum working capital, owner’s equity, debt to EBITDA ratio, and fixed charge coverage ratios, including the following:

•

ABE South Dakota has a minimum working capital requirement of $10.0 million beginning at loan closing, increasing to $12.75 million at September 30, 2016 and thereafter. Working capital is calculated as (i) (a) current assets plus (b) the amount available under the Revolving Term Facility, less (ii) current liabilities, measured quarterly.

•

ABE South Dakota’s owner’s equity ratio is the ratio of (i) net worth divided by (ii) total assets. This is measured annually at fiscal year end and must increase by 2% each fiscal year, from 40% at September 30, 2015, until a 50% ratio is achieved and maintained.

•

ABE South Dakota debt to EBITDA ratio must be less than 4.00:1.00. Debt is defined as total interest bearing debt, while EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. The debt to EBITDA ratio will be measured quarterly, but tested annually at each fiscal year end.

•

ABE South Dakota’s minimum fixed charge coverage ratio is 1.15:1.00 and is measured quarterly, but tested annually at each fiscal year end. The fixed charge coverage ratio is calculated by dividing EBITDA by the sum of scheduled payments of principal and interest, capital expenditures, any cash taxes, and distributions. When ABE South Dakota has achieved and maintained an owners’ equity ratio of 60.0% and working capital of $15.0 million, then the minimum fixed charge coverage ratio requirement will be reduced to 1.00:1.00. If the owners’ equity ratio subsequently declines below 60.0%, or working capital declines below $15.0 million, then the 1.15:1.00 minimum fixed charge ratio covenant will be reinstated.

•

ABE South Dakota is limited to annual capital expenditures of $2.0 million without prior consent of AgCountry, and is limited from incurring additional debt over certain amounts without prior approval, and making additional investments without prior approval of AgCountry.

•

ABE South Dakota is also prohibited from making member distributions in excess of 40% of pre-tax net income in a given year without the prior consent of Ag Country. When ABE South Dakota achieves and maintains owners’ equity ratio of 60.0% and working capital of $15.0 million, then it may pay member dividends of 100.0% of pre-tax net income. If the owner’s equity ratio declines below 60.0%, or working capital declines below $15.0 million, then dividends will be restricted until ABE South Dakota regains compliance. ABE South Dakota must meet all loan covenants before and after any distribution.

Payment of Amounts Due Under 2010 Senior Credit Agreement

In connection with closing, ABE South Dakota paid in full all amounts outstanding under the 2010 Senior Credit Agreement, including $29.0 million of principal, accrued interest, the $3.0 restructuring fee, and the waiver fee of $68,750, and all security interests of the prior lenders were extinguished.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference is the information appearing under the headings “Election of Directors” and “Company Governance” in the Company’s proxy statement for the Company’s 2016 Annual Meeting of Members (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year ended September 30, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 5, 2016.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/S/ RICHARD R. PETERSON
Richard R. Peterson
Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 5, 2016.

Name	Title

/S/ RICHARD R. PETERSON Richard R. Peterson	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

* Scott A. Brittenham	Director, Chairman

* Daniel R. Kueter	Director

* Charles M. Miller	Director

* Joshua M. Nelson	Director

* Troy L. Otte	Director

* J.D. Schlieman	Director

/S/ RICHARD R. PETERSON
Richard R. Peterson, as power of attorney, where designated by *

EXHIBIT INDEX

3.1	Certificate of Formation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2, filed on May 27, 2005 (File No. 333-125335) (“Form SB-2”).

3.2	Fifth Amended and Restated Operating Agreement of the Registrant, effective as of March 16, 2012 (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2012).

4.1	Form of Certificate of Membership Units (Incorporated by reference to Exhibit 4.1 to Form SB-2).

4.3	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006 (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated November 8, 2006).

4.3.1	Investor Rights Agreement with South Dakota Wheat Growers Association dated as of November 7, 2006, as amended (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

4.3.2	Second Amendment to Investor Rights Agreement between Advanced BioEnergy LLC and South Dakota Wheat Growers Association dated as of August 28, 2009 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated on September 3, 2009).

4.4	Registration Rights Agreement with Ethanol Investment Partners, LLC dated June 25, 2007 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

4.4.1	First Amendment dated as of August 28, 2009 to Registration Rights Agreement between Advanced BioEnergy, LLC and Ethanol Investment Partners, LLC (Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K dated August 28, 2009).

4.5	Registration Rights Agreement between Advanced BioEnergy, LLC, and Hawkeye Energy Holdings, LLC dated as of August 28, 2009 (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated August 28, 2009).

10.1	Master Credit Agreement dated December 29, 2015 between ABE South Dakota, LLC as Borrower and AgCountry Farm Credit Services, PCA as Lender.

10.2	First Supplemental to the Master Credit Agreement dated December 29, 2015, between ABE South Dakota, LLC and AgCountry Farm Credit Services, PCA (“Revolving Term Facility”).

10.3	Revolving Credit Note for $10.0 million from ABE South Dakota, LLC to AgCountry Farm Credit Services, PCA.

10.4	Second Supplemental to the Master Credit Agreement dated December 29, 2015, between ABE South Dakota, LLC, and AgCountry Farm Credit Services, PCA (“Term Loan”).

10.5	Term Loan Note for $20.0 million from ABE South Dakota, LLC to AgCountry Farm Credit Services, PCA.

10.6	Security Agreement dated December 29, 2015, between ABE South Dakota, LLC, and AgCountry Farm Credit Services, PCA.

10.7	Agreement between Heartland Grain Fuels, LP and ICM, Inc. dated July 14, 2006 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for year ended September 30, 2006).

10.8	Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006 (Incorporated by reference to Exhibit 10.40 to the Form SB-2/A dated February 7, 2007).

10.8.1	Amendment to Grain Origination Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated October 15, 2007).

10.9	Side Letter dated as of August 21, 2009 executed by Advanced BioEnergy, LLC in favor of Hawkeye Energy Holdings, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 26, 2009.

10.10	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 29, 2010).

10.11	Voting Agreement among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC Ethanol Investment Partners, LLC South Dakota Wheat Growers Association, a South Dakota cooperative, and certain directors of the Company dated as of August 28, 2009. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 28, 2009).

10.11.1	Amendment No. 1 to Voting Agreement dated as of April 7, 2010 among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC, Ethanol Investment Partners, LLC, Ethanol Capital Partners, Series R, LP, Ethanol Capital Partners, Series T, LP, Tennessee Ethanol Partners, LP, South Dakota Wheat Growers Association and the directors of Advanced BioEnergy, LLC party thereto (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated April 7, 2010).

10.11.2	Amendment No. 2 dated as of January 12, 2015, by and among Advanced BioEnergy, LLC; Clean Energy Capital, LLC (“CEC”); various limited liability companies associated with CEC; Hawkeye Energy Holdings, LLC; South Dakota Wheat Growers Association, and certain Advanced BioEnergy, LLC directors, amending Voting Agreement originally dated as of August 28, 2009. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2014).

10.12+	Second Amended and Restated Employment Agreement dated May 11, 2011 between Advanced BioEnergy, LLC and Richard Peterson + (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.12.1+	Amendment No. 1 to Second Amended and Restated Employment Agreement dated January 18, 2013 between Advanced BioEnergy, LLC and Richard Peterson + (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 25, 2013).

10.13+	Unit Appreciation Right Agreement dated January 18, 2013 between Advanced BioEnergy and Richard Peterson (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated on January 25, 2013.)

10.14	Ethanol Marketing Agreement dated May 4, 2012 between ABE South Dakota, LLC and Gavilon, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.14.1	Amendment No. 1 dated July 31, 2012 to Ethanol Marketing Agreement between ABE South Dakota, LLC and Gavilon, LLC. (Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.14.2	Amendment No. 2 dated as of May 15, 2014 to Ethanol Marketing Agreement between ABE South Dakota, LLC and NGL Crude Logistics, LLC f/k/a/Gavilon, LLC. (Incorporated by reference to Exhibit 10.15.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2014).

10.15	Distiller’s Grains Marketing Agreement dated May 4, 2012 between ABE South Dakota, LLC and Gavilon Ingredients, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.15.1	Amendment No. 1 dated July 31, 2012 to Distiller’s Grains Marketing Agreement between ABE South Dakota, LLC and Gavilon Ingredients, LLC (Incorporated by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.16	Rail Car Sublease Agreement dated May 4, 2012 by and among Gavilon, LLC, ABE South Dakota, LLC and ABE Fairmont, LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.16.1	Amendment No. 1 dated July 31, 2012 to Rail Car Sublease by and among Gavilon, LLC, ABE South Dakota, LLC and ABE Fairmont, LLC. (Incorporated by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.16.2*	Amendment No. 4 dated as of May 15, 2014 to Rail Car Sublease between NGL Crude Logistics, LLC, f/k/a Gavilon, LLC, and ABE South Dakota, LLC. (Incorporated by reference to Exhibit 10.17.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2014).

21	List of Subsidiaries of the Registrant.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer.

32	Section 1350 Certifications.

101	The following materials from Advanced BioEnergy’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014 and 2013 ; (ii) Consolidated Statements of Operations for the years ended September 30, 2014, 2013 and 2012; (iii) Consolidated Statements of Changes in Members’ Equity for the years ended September 30, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements.

*	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.
+	Management compensatory plan/arrangement.