Form 10-Q
period 2015-12-31
Advanced BioEnergy, LLC
filed 2016-02-12
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of February 1, 2016, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2015	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,942	$16,566
Accounts receivable:
Trade accounts receivable	4,397	3,990
Other receivables	155	117
Inventories	5,070	4,621
Prepaid expenses	1,108	743
Restricted cash	1,530	4,612

Total current assets	27,202	30,649

Property and equipment, net	38,492	41,155
Other assets	917	984

Total assets	$66,611	$72,788

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$3,403	$5,379
Accrued expenses	2,348	2,318
Current portion of long-term debt (stated principal amount of $2,922 and $2,024 at December 31, 2015 and September 30, 2015, respectively)	2,922	5,654

Total current liabilities	8,673	13,351

Other liabilities	14	21
Long-term debt (stated principal amount of $26,686 and $27,000 at at December 31, 2015 and September 30, 2015, respectively)	26,686	27,000

Total liabilities	35,373	40,372

Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(17,400)	(16,222)

Total members’ equity	31,238	32,416

Total liabilities and members’ equity	$66,611	$72,788

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2015	2014
Net sales
Ethanol and related products.	$37,078	$37,492
Other	183	250

Total net sales	37,261	37,742
Cost of goods sold	37,943	34,462

Gross profit (loss)	(682)	3,280
Selling, general and administrative expenses	749	751

Operating income (loss)	(1,431)	2,529
Other income	281	202
Interest income	36	6
Interest expense	(64)	(34)

Net Income (loss)	$(1,178)	$2,703

Weighed average units outstanding - basic	25,411	25,411
Weighed average units outstanding - diluted	25,411	25,411

Net Income (loss) per unit - basic and diluted	$(0.05)	$0.11

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Three Months Ended December 31, 2015

(Dollars in thousands)

(Unaudited)

	Member Units	Members’ Capital	Accumulated Deficit	Total
MEMBERS’ EQUITY - September 30, 2015	25,410,851	$48,638	$(16,222)	$32,416
Net loss	—	—	(1,178)	(1,178)

MEMBERS’ EQUITY - December 31, 2015	25,410,851	$48,638	$(17,400)	$31,238

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income (loss)	$(1,178)	$2,703
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	2,832	2,715
Amortization of deferred financing costs	44	22
Amortization of deferred revenue and rent	(7)	(7)
Amortization of additional carrying value of debt	(699)	(421)
Gain on troubled debt restructuring	(322)	(172)
Change in working capital components:
Accounts receivable	(492)	(1,579)
Inventories	(449)	(345)
Prepaid expenses	(365)	(518)
Accounts payable	(1,976)	(914)
Accrued expenses	77	(503)

Net cash provided by (used in) operating activities	(2,535)	981

Cash flows from investing activities:
Purchase of property and equipment	(169)	(1,425)
Change in other assets	67	—
Change in restricted cash	3,082	869

Net cash provided by (used in) investing activities	2,980	(556)

Cash flows from financing activities:
Payments on debt	(32,069)	(4,000)
Proceeds from debt	30,000	—

Net cash (used in) financing activities	(2,069)	(4,000)

Net (decrease) in cash and cash equivalents	(1,624)	(3,575)
Beginning cash and cash equivalents	16,566	21,982

Ending cash and cash equivalents	$14,942	$18,407

Supplemental disclosure of cash flow information:
Cash paid for interest	$369	$447

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. The financial information as of December 31, 2015 and the results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results for the fiscal year ending September 30, 2016. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

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

Receivables

Credit sales are made to a relatively small numbers of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded at December 31 or September 30, 2015.

Inventories

Ethanol inventory, raw materials, work-in-process and parts inventory are valued using methods that approximate the lower of cost (first-in, first-out) or net realizable value (NRV). Distillers grains and related products are stated at net realizable value. In the valuation of inventories and purchase and sale commitments, NRV is determined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Commodity Sales and Purchase Contracts, Derivative Instruments

The Company currently does not enter into commodity futures or exchange-traded commodity options contracts for the sale of its products or purchases of its inputs. However, the Company does enter into forward sales contracts for ethanol, distillers grains and corn oil, and purchase contracts for corn and natural gas. The Company classifies these sales and purchase contracts as normal sales and purchase contracts and accordingly, these contracts are not marked to market. These contracts provide for the sale or purchase of an item other than a financial instrument or derivative instrument that will be delivered in quantities expected to be sold or used over a reasonable period in the normal course of business.

Revenue Recognition

Ethanol revenue is recognized when product title and all risk of ownership is transferred to the customer as specified in the contractual agreements with the marketers. Under these marketing agreements, revenue is recognized when product is loaded into rail cars or trucks for shipment. Revenue from the sale of co-products is recorded when title and all risk of ownership transfers to customers. Co-products are normally shipped free on board (“FOB”) shipping point. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment. Interest income is recognized as earned.

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

Risks and Uncertainties

The supply and demand for ethanol are affected by federal and state legislation and regulation, most significantly the Renewable Fuels Standard (“RFS”). Any changes in legislation or regulation that could cause the demand for ethanol to decline or its supply to increase, could have a material adverse effect on our business, results of operations and financial condition, and our ability to operate at a profit.

On November 30, 2015, the EPA announced final Renewable Volume Obligation (“RVO”) requirements for the RFS for calendar years 2014, 2015 and 2016. Although the new RVO requirements set are above the reduction that earlier had been proposed, they are lower than the original requirements set by the RFS. Ethanol opponents such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

Current ethanol production capacity is approximately 15.0 billion gallons according to the Renewable Fuels Association (“RFA”). Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

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

2. Inventories

A summary of inventories is as follows (in thousands):

	December 31, 2015	September 30, 2015
Chemicals	$927	$778
Work in process	832	892
Ethanol	1,602	1,258
Distillers grain	38	63
Supplies and parts	1,671	1,630

Total	$5,070	$4,621

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31, 2015	September 30, 2015
Land	$1,811	$1,811
Buildings	10,204	10,157
Process equipment	107,007	106,919
Office equipment	1,551	1,551
Construction in process	70	35

	120,643	120,473
Accumulated depreciation	(82,151)	(79,318)

Property and equipment, net	$38,492	$41,155

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	December 31, 2015 Interest Rate	December 31, 2015	September 30, 2015
ABE South Dakota:
Senior debt principal - variable	3.70%	$30,000	$29,000
Restructuring fee	N/A	—	3,024
Deferred financing costs	N/A	(392)	—
Additional carrying value of restructured debt	N/A	—	630

Total outstanding		29,608	32,654

Additional carrying value of restructured debt	N/A	—	(630)

Stated principal		$29,608	$32,024

The estimated maturities of debt at December 31 are as follows (in thousands):

	Senior Debt Principal	Deferred Financing Costs	Total
2016	$3,000	$(78)	$2,922
2017	4,000	(78)	3,922
2018	4,000	(78)	3,922
2019	4,000	(79)	3,921
2020	4,000	(79)	3,921
Thereafter	11,000	—	11,000

Total debt	$30,000	$(392)	$29,608

2010 Senior Credit Agreement for the South Dakota Plants

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “2010 Senior Credit Agreement”), effective as of June 18, 2010, and amended on December 9, 2011, which was accounted for under troubled debt restructuring rules. The 2010 Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and an Administrative Agent and Collateral Agent. The 2010 Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan. The interest accrued on outstanding term and working capital loans under the previous credit agreement were reduced to zero. ABE South Dakota agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans were repaid in full. ABE South Dakota recorded the restructuring fee as non-interest bearing debt on its consolidated balance sheets. See “Additional Carrying Value of Restructured Debt” below.

As discussed below, during the quarter ended December 31, 2015, ABE South Dakota refinanced the 2010 Senior Credit Agreement. In connection with closing, ABE South Dakota paid in full all amounts outstanding under the 2010 Senior Credit Agreement, including $29.0 million of principal, accrued interest, the $3.0 restructuring fee, and the waiver fee of $68,750, and all security interests of the prior lenders were extinguished.

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

As a result of the debt pre-payments made during the quarter ended December 31, 2015 and the year ended September 30, 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result, the Company recognized gains of $0.3 million and $0.2 million in the quarters ended December 31, 2015 and 2014, respectively.

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at December 29, 2015 was 0.42%. Beginning April 1, 2016, the Company must make quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At December 31, 2015, the balance of the Term Loan was $20.0 million.

The $10.0 Revolving Term Facility also has a Variable Rate equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company will make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At December 31, 2015, the balance of the Revolving Term Facility was $10.0 million.

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

The 2015 Credit Agreement also includes customary financial and non-financial covenants that limit capital expenditures, distributions and debt and require minimum working capital, owner’s equity, debt to EBITDA, and fixed charge coverage ratios.

ABE Letter of Credit

The Company has a $1.5 million irrevocable and non-transferable standby letter of credit related to a rail car sublease. This letter of credit is collateralized by $1.5 million of cash in a restricted account, which has been classified as restricted cash.

5. One-time Termination Benefit

Subsequent to the sale of its Fairmont facility, the Company implemented a cost reduction program reducing its headquarters staff to align its staffing with the remaining on-going operations. The Company also accrued benefits due to the Chief Executive Officer in June 2014 under his amended employment agreement signed in January 2013. The unpaid amounts as of December 31, 2015 are expected to be paid at the time of various employee terminations.

In connection with this cost reduction program, the Company had an accrual balance of $0.2 million at December 31, 2015 and September 30, 2015.

6. Major Customers

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

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Quarter Ending	For the Quarter Ending	As Of
	December 31, 2015	December 31, 2014	September 30, 2015
NGL Energy - Ethanol
Three months revenues	$30,072	$31,545
Receivable balance at period end	3,382		$3,272
Gavilon - Distillers Grains
Three months revenues	$3,656	$2,789
Receivable balance at period end	337		$384
Dakotaland Feeds - Distillers Grains
Three months revenues	$2,907	$2,131
Receivable balance at period end	453		$206

7. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. In addition to entering into contracts to purchase 462 thousand bushels of corn in which the basis or futures price was not locked, the Company had entered into the following fixed price forward contracts at December 31, 2015 (in thousands):

Commodity	Type	Quantity	Amount (in 000’s)	Period Covered Through
Ethanol	Sale	349,200 gallons	$429	January 31, 2016
Corn	Purchase	75,000 bushels	251	January 31, 2016
Distillers grains	Sale	23,375	1,501	January 31, 2016

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

8. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of December 31, 2015 and September 30, 2015, and for the three months ended December 31, 2015 and 2014. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota’s credit agreements. Under the 2010 Credit Agreement, ABE South Dakota was allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there was no more than $25 million of principal outstanding on the senior term loan. Under the 2015 Credit Agreement, ABE South Dakota is allowed to distribute up to 40% of pre-tax net income in a given year, but must meet all loan covenants before and after any distribution. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Unaudited)

	December 31, 2015	September 30, 2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,179	$8,158
Restricted cash	1,530	1,500
Receivables	48	—
Prepaid expenses	—	6

Total current assets	6,757	9,664

Property and equipment, net	180	211
Other assets:
Investment in ABE Fairmont	—	108
Investment in ABE South Dakota	24,576	22,717
Other assets	32	32

Total assets	$31,545	$32,732

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accrued expenses	$293	$295
Other liabilities	14	21

Total liabilities	307	316
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(17,400)	(16,222)

Total members’ equity	31,238	32,416

Total liabilities and members’ equity	$31,545	$32,732

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Equity in earnings of consolidated subsidiary	$(1,141)	$2,809
Selling, general and administrative expenses	(67)	(111)

Operating income (loss)	(1,208)	2,698
Other (expense)	(6)	—
Interest income	36	5

Net income (loss)	$(1,178)	$2,703

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,178)	$2,703
Adjustments to reconcile net income to operating activities cash flows:
Depreciation	31	36
Equity in earnings (losses) of consolidated subsidiaries	1,141	(2,809)
Amortization of deferred revenue and rent	(7)	(7)
Change in working capital components:
Accounts receivable	(48)	—
Prepaid expenses	6	(21)
Accounts payable and accrued expenses	(2)	67

Net cash (used in) operating activities	(57)	(31)

Cash flows from investing activities:
Change in restricted cash	(30)	—

Net cash (used in) investing activities	(30)	—

Cash flows from financing activities:
Distribution to consolidated subsidiaries	(2,892)	—

Net cash (used in) financing activities	(2,892)	—

Net (decrease) in cash and cash equivalents	(2,979)	(31)
Beginning cash and cash equivalents	8,158	8,988

Ending cash and cash equivalents	$5,179	$8,957

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2015 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

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

The table below provides a summary of our ethanol plants in operation as of December 31, 2015:

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

We believe that each of our operating facilities is in adequate condition to meet our current and future production goals. We believe that these plants are adequately insured for replacement cost plus related disruption expenditures.

We pledged a first-priority security interest in and first lien on substantially all of the assets of the ABE South Dakota plants to our lender.

Plan of Operations through December 31, 2016

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

Results of Operations for the Quarter Ended December 31, 2015 Compared to Quarter Ended December 31, 2014

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for the quarters ended December 31, 2015 and 2014 for our South Dakota plants only:

	Three Months December 31, 2015		Three Months December 31, 2014
Product Sales Information	Quantity	Average Price	Quantity	Average Price
	(In thousands)		(In thousands)
Ethanol (gallons)	22,574	$1.33	19,823	$1.59
Distillers grains (tons)	61	$105.97	56	$98.76
Corn Oil (pounds)	2,755	$0.17	1,630	$0.25

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	7,911	$3.38	7,066	$3.04
Natural Gas (therms)	613	$2.52	573	$4.61

Net Sales

Net sales for the quarter ended December 31, 2015 were $37.3 million, compared to $37.7 million for the quarter ending December 31, 2014, a decrease of $0.4 million or 1%. Ethanol gallons sold increased by 14%, while ethanol prices decreased 16% for the quarter ended December 31, 2015, compared to the prior quarter ended December 31, 2014. As a percentage of net sales, ethanol sales were 81% and 84% and distillers’ sales were 17% and 15%, for the quarters ending December 31, 2015 and December 31, 2014, respectively. Ethanol gallons sold in the quarter ended December 31, 2014 were affected by overall rail service issues, which directly affected our ability to maintain production rates at various times.

Cost of Goods Sold

Cost of goods sold for the quarter ended December 31, 2015 was $37.9 million, compared to $34.5 million for the quarter ended December 31, 2014, an increase of $3.4 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas. A $5.3 million increase in corn costs offset by a $1.1 decrease in natural gas costs represented a majority of the increase in cost of goods sold in the quarter ended December 31, 2015. Corn costs represented 70% and 62% of cost of sales for the quarters ended December 31, 2015 and 2014, respectively. Corn prices increased 11% during the three-month period ending December 31, 2015 compared to the prior year quarter. The increase in corn prices in the three months ended December 31, 2015 was primarily due to low market prices in the three months ended December 31, 2014. The low fiscal 2015 first quarter prices were driven by the strong corn harvest in the fall of 2014 resulting in a significant increase in the supply of corn available to the market. We used 12% more corn in the three-month period ending December 31, 2015, compared to the three months ended December 31, 2014. The increase in corn bushels used was the result of higher production in the current period.

Natural gas costs represented 4% and 8% of total cost of sales for the quarters ending December 31, 2015 and 2014, respectively. The cost of natural gas per mmbtu decreased by 45% to $2.52 for the quarter ended December 31, 2015 compared to the previous year quarter. Prices were lower in the current quarter due to record natural gas storage levels in November and warmer than average fall temperatures that limited demand. Our natural gas consumption increased by 7% due to increased production in the current year quarter versus the quarter ending December 31, 2014.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs remained flat for the quarter ending December 31, 2015, versus the prior year quarter. As a percentage of net sales, selling, general and administrative expenses for the quarter ending December 31, 2015 was 2.0%, the same as the quarter ending December 31, 2014.

Interest Expense

Interest expense for the quarter ending December 31, 2015 was $64,000, compared to $34,000 for the prior year quarter. The interest expense for the quarter ending December 31, 2015 related to our long-term debt was $327,000 plus $44,000 of amortization of deferred waiver fees, which was offset by $307,000 of amortization of additional carrying value of long-term debt. Interest expense for the quarter ending December 31, 2014 related to our long-term debt was $433,000 plus $22,000 of amortization of deferred waiver fees, which was offset by $421,000 of amortization of additional carrying value of long-term debt. The amortization of additional carrying value was netted against interest expense on our income statement, thereby significantly reducing the interest expense reported on our income statement for both periods.

As a result of the debt pre-payments made during fiscal 2015 and the quarter ended December 31, 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. Due to the prepayment made as a result of the debt refinancing during the quarter ended December 31, 2015, a gain of approximately $323,000 was recognized as Other Income during the three months ended December 31, 2015. Because we paid off our prior debt in connection with our December 2015 refinancing, we will not recognize any future gains related to the carrying value of this debt.

Changes in Financial Position for the Three Months ended December 31, 2015

Current Assets

The $3.4 million decrease in current assets at December 31, 2015 compared to September 30, 2015 was primarily due to a $4.7 million decrease in cash resulting from our payment of $3.1 million for the restructuring and waiver fee as part of the debt refinancing, and lower operating margins in the current quarter.

Property, Plant and Equipment

The $2.6 million decrease in property, plant and equipment at December 31, 2015 compared to September 30, 2015, was primarily due to recognizing $2.8 million of depreciation expense in the current quarter, offset by $0.2 million of capital expenditures.

Current Liabilities

Accounts payable and accrued expenses decreased by $1.9 million at December 31, 2015 compared to September 30, 2015 primarily due to timing of payments to vendors.

Long-term Debt

Long-term debt decreased by $3.0 million in the current quarter. Interest bearing debt increased by $1.0 million during the current quarter due to $30.0 million in new loans from AgCountry and a $29.0 million payment of the interest bearing debt from the prior credit agreement. The increase in interest bearing debt was offset by a $3.1 million restructuring and waiver fee payment, $0.3 million of amortization of additional carrying value of long-term debt, $0.3 million of gain recognition related to the carrying value of long-term debt, and $0.4 million in deferred financing costs, offset by $44,000 deferred waiver fee amortization and a $42,000 decrease in accrued interest.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of November 2015, the estimated ethanol production capacity in the United States was 15.0 billion gallons per year, with approximately 0.5 billion gallons currently idle. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 134 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.4 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended December 31, 2015, the average Chicago Opis Spot Ethanol Assessment was $1.50 per gallon and the average NYMEX RBOB spot gasoline price was $1.31 per gallon, or approximately $0.19 per gallon below ethanol prices.

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

Year	Total Renewable Fuel Requirement	Cellulosic Ethanol Minimum Requirement	Biodiesel Minimum Requirement	Advanced Biofuel	RFS Requirement That Can Be Met With Corn-Based Ethanol
2015 (1)	20.50	3.00	—	5.50	15.00
2015 (2)	16.30	0.11	1.70	2.90	13.40
2015 (3)	16.93	0.12	1.73	2.88	14.05
2016 (1)	22.25	4.25	—	7.25	15.00
2016 (2)	17.40	0.21	1.80	3.40	14.00
2016 (3)	18.11	0.23	1.90	3.61	14.50
2017	24.00	5.50	—	9.00	15.00
2018	26.00	7.00	—	11.00	15.00
2019	28.00	8.50	—	13.00	15.00
2020	30.00	10.50	—	15.00	15.00
2021	33.00	13.50	—	18.00	15.00
2022	36.00	16.00	—	21.00	15.00

(1)	Original statutory volumes.
(2)	Proposed EPA Renewable Fuel Standards for 2015 and 2016 issued June 2015.
(3)	FINAL EPA Renewable Fuel Standards for 2015 and 2016 issued November 2015.

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

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of November 2015, current U.S. ethanol production capacity was approximately 15.0 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of January 2016, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

CO-PRODUCTS

Sales of distillers’ grains have represented 17% and 15% of our revenues for the quarters ended December 31, 2015 and 2014, respectively. When the plants are operating at capacity, they produce approximately 258,000 tons of dried distillers’ grains equivalents per year, approximately 16-17 pounds per bushel of corn used. Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets.

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

Competition

In the sales of distillers’ grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 68% of our distillers’ grain revenues from the sale of dried distillers’ grains, which have an indefinite shelf life and can be transported by truck or rail, and 32% from the sale of modified or wet distillers’ grains, which have a shorter shelf life and are typically sold in local markets via truck.

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

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $5.2 million on hand at December 31, 2015. On December 30, 2015, in connection with the refinancing of the ABE South Dakota debt, ABE made an equity contribution of $3.0 million to ABE South Dakota. ABE South Dakota then used these funds to satisfy certain obligations of the 2010 Senior Credit Agreement. ABE did not have any debt outstanding as of December 31, 2015. Until June 2014, ABE’s primary source of operating cash came from charging a monthly management fee to ABE South Dakota for management services provided to ABE South Dakota. The primary management services provided include risk management, accounting and finance, human resources and other general management related responsibilities.

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

From time to time, ABE may also receive certain allowable distributions from ABE South Dakota based on the terms and conditions in its senior credit agreement. ABE did not receive any distribution from ABE South Dakota for its fiscal 2015 financial results.

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

ABE Fairmont

ABE Fairmont had no cash or cash equivalents on hand at December 31, 2015.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $9.8 million on hand at December 31, 2015. As of December 31, 2015, ABE South Dakota had interest-bearing term debt outstanding of $30.0 million.

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement (the “2010 Senior Credit Agreement”), effective as of June 18, 2010, and amended on December 9, 2011, which was accounted for under troubled debt restructuring rules. The 2010 Senior Credit Agreement was executed among ABE South Dakota, the lenders from time to time party thereto, and an Administrative Agent and Collateral Agent. The 2010 Senior Credit Agreement converted the outstanding principal amount of the loans and certain other amounts under interest rate protection agreements to a senior term loan. The interest accrued on outstanding term and working capital loans under the previous credit agreement were reduced to zero. ABE South Dakota agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans were repaid in full. ABE South Dakota recorded the restructuring fee as non-interest bearing debt on its consolidated balance sheets.

During the quarter ended December 31, 2015, ABE South Dakota refinanced the 2010 Senior Credit Agreement. In connection with closing, ABE South Dakota paid in full all amounts outstanding under the 2010 Senior Credit Agreement, including $29.0 million of principal, accrued interest, the $3.0 restructuring fee, and the waiver fee of $68,750, and all security interests of the prior lenders were extinguished.

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

The 2015 Credit Agreement also includes customary financial and non-financial covenants that limit capital expenditures, distributions and debt and require minimum working capital, owner’s equity, debt to EBITDA, and fixed charge coverage ratios.

At December 31, 2015, ABE South Dakota had working capital of $12.1 million. Net working capital, increased by $1.6 million since September 2015.

CASH FLOWS

The following table shows our cash flows for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31
	2015	2014
	(In thousands)
Net cash provided by (used in) operating activities	$(2,535)	$981
Net cash provided by (used in) investing activities	2,980	(556)
Net cash (used in) financing activities	(2,069)	(4,000)

Cash Flow from Operations

Cash flows used in operating activities for the quarter ending December 31, 2015 were approximately $2.5 million compared to $1.0 million provided by operating activities for the prior year quarter, a decrease of $3.5 million. Lower operating margins and a decrease in accounts payable accounted for the majority of the overall decline in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows provided by investing activities for the quarter ending December 31, 2015 were approximately $3.0 million compared to $0.6 million used in investing activities for the prior year quarter. The current year quarter included a $3.1 million change in restricted cash due to the debt refinancing which eliminated the debt service reserve account required by the 2010 Senior Credit Agreement. This was partially offset by purchases of property and equipment. The prior year quarter included $1.4 million in additions to property and equipment and a reduction of $0.9 million in restricted cash, which was used to fund property and equipment additions.

Cash Flow from Financing Activities

Cash flows used in financing activities for the quarter ending December 31, 2015 were $2.1 million compared to $4.0 million for the prior year quarter. The current year quarter included $3.1 million used for the payment of the restructuring and waiver fees in connection with the refinancing of the 2010 Senior Credit Agreement, offset by $1.0 million in proceeds from the 2015 Senior Credit Agreement. The prior year quarter included long-term debt payments of $4.0 million.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	December 31, 2015 Interest Rate	December 31, 2015	September 30, 2015
ABE South Dakota:
Senior debt principal - variable	3.70%	$30,000	$29,000
Restructuring fee	N/A	—	3,024
Deferred financing costs	N/A	(392)	—
Additional carrying value of restructured debt	N/A	—	630

Total outstanding		29,608	32,654

Additional carrying value of restructured debt	N/A	—	(630)

Stated principal		$29,608	$32,024

The estimated maturities of debt at December 31 are as follows (in thousands):

	Senior Debt Principal	Deferred Financing Costs	Total
2016	$3,000	$(78)	$2,922
2017	4,000	(78)	3,922
2018	4,000	(78)	3,922
2019	4,000	(79)	3,921
2020	4,000	(79)	3,921
Thereafter	11,000	—	11,000

Total debt	$30,000	$(392)	$29,608

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

Inventories

Ethanol inventory, raw materials, work-in-process and parts inventory are valued using methods which approximate the lower of cost (first-in, first-out) or net realizable value (NRV). Distillers grains and related products are stated at net realizable value. In the valuation of inventories and purchase and sale commitments, NRV is determined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

GOVERNMENT PROGRAMS AND TAX CREDITS

The State of South Dakota pays an incentive to operators of ethanol plants to encourage the growth of the ethanol industry. The Huron plant is eligible to receive an aggregate of $9.7 million, payable up to $1 million per year. The amounts are dependent on annual allocations by the State of South Dakota and the number of eligible plants. ABE South Dakota has received $182,685 in fiscal 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended December 31, 2015, sales of ethanol represented 81% of our total revenues and corn costs represented 70% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At December 31, 2015, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.40 and $3.59, respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 17% of our total revenues for the quarter ended December 31, 2015. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The dried distillers’ grains spot price for local customers was $114 per ton at December 31, 2015.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 4% of total cost of sales for the quarter ended December 31, 2015. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At December 31, 2015, the price of natural gas on the NYMEX was $2.34 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts which guaranteed prices on 5% of our ethanol gallons sold through January 2016. At December 31, 2015 we had entered into forward sale contracts representing 100% of our expected distillers’ grains production output through January 2016.

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

	Estimated at Risk Volume (1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	76.5	gallons	10.0%	$1.40	$10.7
Distillers grains	0.2	tons	10.0%	114.00	2.3
Corn	30.3	bushels	10.0%	3.59	10.9
Natural gas	2.4	mmbtus	10.0%	2.34	0.6

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 10% of our expected annual gallons capacity of 85 million gallons. The volume of distillers’ grains at risk is based on the assumption that we will enter into contracts for 9% of our expected annual distillers’ grains production of 258,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for none of our estimated current 30.3 million bushel annual requirement. The volume of natural gas is based on the assumption that we will continue to lock in none of our estimated gas usage.
(2)	Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of December 31, 2015.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of December 31, 2015, we had $30.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.3 million.

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

There are no material changes from risk factors as previously discussed in our September 30, 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On February 11, 2015, the Company entered into Amendment No. 3 to the voting agreement originally dated August 28, 2009, under which the Company and its principal shareholders agreed to vote their shares for designees of Hawkeye Holdings, Inc and Clean Energy Capital, Inc., as well as the Chief Executive Officer. Amendment No. 3 amended the Voting Agreement to reflect the distribution of Company units by Clean Energy Capital to investors in some of its investment entities as these investment entities reached the end of their lives.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: February 12, 2015	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Exhibit 10.1 Amendment No. 3 dated as of February 11, 2016, by and among Advanced BioEnergy, LLC; Clean Energy Capital, LLC (“CEC”); various limited liability companies associated with CEC; Hawkeye Energy Holdings, LLC; South Dakota Wheat Growers Association, and certain Advanced BioEnergy, LLC directors, amending Voting Agreement originally dated as of August 28, 2009.	Filed herewith

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101	The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2015 and September 30, 2015 ; (ii) Consolidated Statements of Operations for the three months ended December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Changes in Member’s Equity for the three months ended December 31, 2015; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014; and (v) Notes to the Consolidated Financial Statements.	Filed Electronically