Form 10-Q
period 2016-03-31
Advanced BioEnergy, LLC
filed 2016-05-13
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 1, 2016, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	March 31,	September 30,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,367	$16,566
Accounts receivable:
Trade accounts receivable	5,187	3,990
Other receivables	201	117
Inventories	4,675	4,621
Prepaid expenses	945	743
Restricted cash	1,532	4,612

Total current assets	26,907	30,649

Property and equipment, net	35,819	41,155
Other assets	868	984

Total assets	$63,594	$72,788

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$3,592	$5,379
Accrued expenses	2,591	2,318
Current portion of long-term debt (stated principal amount of $3,916 and $2,024 at March 31, 2016 and September 30, 2015, respectively)	3,916	5,654

Total current liabilities	10,099	13,351

Other liabilities	7	21
Long-term debt (stated principal amount of $25,683 and $27,000 at March 31, 2016 and September 30, 2015, respectively)	25,683	27,000

Total liabilities	35,789	40,372

Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(20,833)	(16,222)

Total members’ equity	27,805	32,416

Total liabilities and members’ equity	$63,594	$72,788

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Net sales
Ethanol and related products	$36,102	$37,110	$73,180	$74,602
Other	—	161	183	411

Total net sales	36,102	37,271	73,363	75,013
Cost of goods sold	38,325	39,380	76,268	73,842

Gross profit (loss)	(2,223)	(2,109)	(2,905)	1,171
Selling, general and administrative expenses	920	889	1,669	1,640

Operating (loss)	(3,143)	(2,998)	(4,574)	(469)
Other income, net	18	32	299	234
Interest income	5	6	41	12
Interest expense	(313)	(34)	(377)	(68)

Net (loss)	$(3,433)	$(2,994)	$(4,611)	$(291)

Weighted average units outstanding - basic and diluted	25,411	25,411	25,411	25,411

(Loss) per unit - basic and diluted	$(0.14)	$(0.12)	$(0.18)	$(0.01)

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Six Months Ended March 31, 2016

(Dollars in thousands)

(Unaudited)

	Member	Members’	Accumulated
	Units	Capital	Deficit	Total
MEMBERS’ EQUITY - September 30, 2015	25,410,851	$48,638	$(16,222)	$32,416
Net loss	—	—	(4,611)	(4,611)

MEMBERS’ EQUITY - March 31, 2016	25,410,851	$48,638	$(20,833)	$27,805

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net (loss)	$(4,611)	$(291)
Adjustments to reconcile net (loss) to operating activities cash flows:
Depreciation	5,678	5,470
Amortization of deferred financing costs	35	44
Amortization of deferred revenue and rent	(14)	(14)
Amortization of additional carrying value of debt	(699)	(792)
Loss on disposal of assets	2	—
(Gain) on troubled debt restructuring	(322)	(183)
Change in working capital components:
Accounts receivable	(1,281)	(350)
Inventories	(54)	(328)
Prepaid expenses	(202)	(345)
Accounts payable	(1,787)	1,622
Accrued expenses	273	(550)

Net cash provided by (used in) operating activities	(2,982)	4,283

Cash flows from investing activities:
Purchase of property and equipment	(368)	(2,272)
Proceeds from sale of assets	24	—
Change in other assets	116	67
Change in restricted cash	3,080	1,201

Net cash provided by (used in) investing activities	2,852	(1,004)

Cash flows from financing activities:
Payments on debt	(32,069)	(5,069)
Proceeds from debt	30,000	—

Net cash (used in) financing activities	(2,069)	(5,069)

Net (decrease) in cash and cash equivalents	(2,199)	(1,790)
Beginning cash and cash equivalents	16,566	21,982

Ending cash and cash equivalents	$14,367	$20,192

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$840

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. The financial information as of March 31, 2016 and the results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the results for the fiscal year ending September 30, 2016. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

The Company currently owns three ethanol production facilities in the U.S. with a combined production capacity of 85 million gallons per year. The Company acquired existing facilities in Aberdeen, South Dakota (9 million gallons) and Huron, South Dakota (32 million gallons) in November 2006 and began operations at the 44 million gallon Aberdeen expansion facility in January 2008. In April 2016, the Company ceased operations at its smaller, nine million gallon facility in Aberdeen due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with the weak margin environment. The net book value of the nine million gallon facility is $1.9 million. The Company has not made a final decision on whether it will resume operations at this facility in the future.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. Prior to the December 2015 debt refinancing, the Company segregated cash restricted for debt service and classified these funds according to the future anticipated use of the funds. Restricted cash at September 30, 2015 included cash held for debt service under the terms of its prior debt agreement and a deposit for a rail car sublease. Restricted cash at March 31, 2016 included a deposit for a rail car sublease.

Receivables

Credit sales are made to a relatively small number of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded at March 31, 2016 or September 30, 2015.

Inventories

Ethanol inventory, raw materials, work-in-process and parts inventory are valued using methods that approximate the lower of cost (first-in, first-out) or net realizable value (NRV). Distillers grains and related products are stated at net realizable value. In the valuation of inventories and purchase and sale commitments, the Company determines NRV by estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Commodity Sales and Purchase Contracts, Derivative Instruments

The Company currently does not enter into commodity futures and exchange-traded commodity options contracts for the sale of its products or purchases of its inputs. However, the Company does enter into forward sales contracts for ethanol, distillers grains and corn oil, and purchase contracts for corn and natural gas. The Company classifies these sales and purchase contracts as normal sales and purchase contracts and accordingly they are not marked to market. These contracts provide for the sale or purchase of an item other than a financial instrument or derivative instrument that will be delivered in quantities expected to be sold or used over a reasonable period in the normal course of business.

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

As of January 2015, domestic ethanol production capacity was approximately 15.6 billion gallons according to the Renewable Fuels Association (“RFA”). Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

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

2. Inventories

A summary of inventories is as follows (in thousands):

	March 31,	September 30,
	2016	2015
Chemicals	$755	$778
Work in process	817	892
Ethanol	1,322	1,258
Distillers grain	48	63
Supplies and parts	1,733	1,630

Total	$4,675	$4,621

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	March 31,	September 30,
	2016	2015
Land	$1,811	$1,811
Buildings	10,203	10,157
Process equipment	107,060	106,919
Office equipment	1,582	1,551
Construction in process	136	35

	120,792	120,473
Accumulated depreciation	(84,973)	(79,318)

Property and equipment, net	$35,819	$41,155

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	March 31,
	2016	March 31,	September 30,
	Interest Rate	2016	2015
ABE South Dakota:
Senior debt principal - variable	3.93%	$30,000	$29,000
Restructuring fee	N/A	—	3,024
Deferred financing costs	N/A	(401)	—
Additional carrying value of restructured debt	N/A	—	630

Total outstanding		29,599	32,654

Additional carrying value of restructured debt	N/A	—	(630)

Stated principal		$29,599	$32,024

The estimated maturities of debt are as follows (in thousands):

Due By March 31:	Senior Debt Principal	Deferred Financing Costs	Total
2017	$4,000	$(84)	$3,916
2018	4,000	(85)	3,915
2019	4,000	(84)	3,916
2020	4,000	(85)	3,915
2021	14,000	(63)	13,937

Total debt	$30,000	$(401)	$29,599

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

In December 2015, ABE South Dakota refinanced the 2010 Senior Credit Agreement. In connection with closing, ABE South Dakota paid in full all amounts outstanding under the 2010 Senior Credit Agreement, including $29.0 million of principal, accrued interest, the $3.0 restructuring fee, and the waiver fee of $68,750, and all security interests of the prior lenders were extinguished.

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

As a result of debt pre-payments made during the six months ended March 31, 2015 and the final payoff of the 2010 Senior Credit Agreement in December 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result, gains of $0.3 million and $0.2 million were recognized in the six months ended March 31, 2016 and 2015, respectively.

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at March 31, 2016 was 0.43%. Beginning April 1, 2016, the Company must make its first quarterly principal payment of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At March 31, 2016, the balance of the Term Loan was $20.0 million.

The $10.0 Revolving Term Facility also has a Variable Rate equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company will make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At March 31, 2016, the balance of the Revolving Term Facility was $10.0 million.

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

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Six Months Ending	As of and for the Six Months Ending	As Of
	March 31,	March 31,	September 30,
	2016	2015	2015
NGL Energy - Ethanol
Six months revenues	$58,685	$59,185
Receivable balance at period end	4,250		$3,272
Gavilon - Distillers Grains
Six months revenues	$7,670	$7,857
Receivable balance at period end	276		$384
Dakotaland Feeds - Distillers Grains
Six months revenues	$6,020	$6,040
Receivable balance at period end	490		$206

6. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. In addition to entering into unpriced fixed contracts to purchase 207,000 bushels of corn, the Company had entered into the following fixed price forward contracts at March 31, 2016:

Commodity	Type	Quantity	Amount (in 000’s)	Period Covered Through
Ethanol	Sale	1,872,000 gallons	$2,374	April 30, 2016
Distillers grains	Sale	15,691 tons	681	April 30, 2016
Corn oil	Sale	47,000 lbs	13	April 30, 2016

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

7. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of March 31, 2016 and September 30, 2015, and for the three and six months ended March 31, 2016 and 2015. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota’s credit agreements. Under the 2010 Credit Agreement, ABE South Dakota was allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there was no more than $25 million of principal outstanding on the senior term loan. Under the 2015 Credit Agreement, ABE South Dakota is allowed to distribute up to 40% of pre-tax net income in a given year, but must meet all loan covenants before and after any distribution. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2016	2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,064	$8,158
Restricted cash	1,532	1,500
Prepaid expenses	—	6

Total current assets	6,596	9,664

Property and equipment, net	125	211
Other assets:
Investment in ABE Fairmont	—	108
Investment in ABE South Dakota	21,364	22,717
Other assets	32	32

Total assets	$28,117	$32,732

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accounts payable	$15	$—
Accrued expenses	290	295
Other liabilities	7	21

Total liabilities	312	316
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(20,833)	(16,222)

Total members’ equity	27,805	32,416

Total liabilities and members’ equity	$28,117	$32,732

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiary	$(3,212)	$(2,776)	$(4,353)	$33
Selling, general and administrative expenses	(226)	(224)	(293)	(335)

Operating (loss)	(3,438)	(3,000)	(4,646)	(302)
Other expense	—	—	(6)	—
Interest income	5	6	41	11

Net (loss)	(3,433)	(2,994)	(4,611)	(291)

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(4,611)	$(291)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	59	68
Equity in earnings of consolidated subsidiaries	4,353	(33)
Loss on disposal of fixed assets	2	—
Amortization of deferred revenue and rent	(14)	(14)
Change in working capital components:
Accounts receivable	6	—
Prepaid expenses	—	(12)
Accounts payable and accrued expenses	10	(24)

Net cash (used in) operating activities	(195)	(306)

Cash flows from investing activities:
Proceeds from sale of assets	25	—
Change in restricted cash	(32)	—

Net cash (used in) investing activities	(7)	—

Cash flows from financing activities:
Distribution to members	(2,892)	—

Net cash (used in) financing activities	(2,892)	—

Net (decrease) in cash and cash equivalents	(3,094)	(306)
Beginning cash and cash equivalents	8,158	8,988

Ending cash and cash equivalents	$5,064	$8,682

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2015 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	our margins can have fluctuated in the past and could become negative, which may affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;

•	our risk mitigation strategies could be unsuccessful and could materially harm our results;

•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	ethanol may trade at a premium to gasoline at times, as it is now, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS. Consequently, there may be a negative impact on ethanol pricing and demand;

•	current government mandated standards such as the RFS may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects of indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to, or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operating facilities may experience technical difficulties and not produce the gallons of ethanol expected;

•	our units are subject to a number of transfer restrictions, and although our units are now listed on an internet-based matching platform, we cannot ensure that a market will ever develop for our units;

•	there are limits on the ability of our ABE South Dakota subsidiary to make distributions to ABE due to restrictions in this subsidiary’s credit facility;

•	anti-dumping and countervailing duties investigations by the Chinese government into U.S. distillers grains exported to China could result in reduced export demand for distillers grains and have a negative impact on domestic distillers grain prices;

•	the supply of ethanol rail cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire; and

•	an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil, which, from time to time, has and may continue to affect our ability to return our tanker rail cars to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

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

To execute our business plan, we acquired ABE South Dakota, LLC (f/k/a/ Heartland Grain Fuels, LP) in November 2006, which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We commenced construction of our expansion facility in Aberdeen, South Dakota in April 2007, and commenced operations in January 2008. Our production operations are carried out primarily through our operating subsidiary ABE South Dakota, which owns and operates facilities in Aberdeen and Huron, South Dakota. In April 2016, the Company ceased operations at its smaller, nine million gallon facility in Aberdeen due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with the weak margin environment. The Company has not made a final decision on whether it will resume operations at this facility in the future.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one reporting segment.

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol primarily by processing corn. Other possible feeds are grain sorghum, or other cellulosic materials. The corn is conveyed directly from the seller to the plant where it is weighed and transferred to a scalper to remove rocks, cobs, and other debris. The corn is then fed to a hammer mill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-sugar conversion. The grain slurry is pumped into fermenters, where yeast is added to begin the batch-fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the corn mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually natural gasoline. The 200-proof alcohol and 2.0-2.5% denaturant constitute denatured fuel ethanol.

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

The Company also produces corn oil by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers’ grains. The corn oil is then pumped into storage tanks before being loaded onto trucks for sale.

FACILITIES

The table below provides a summary of our ethanol plants in operation as of March 31, 2016:

Location	Estimated Annual Ethanol Production	Estimated Annual Distillers Grains Production(1)	Estimated Annual Corn Processed	Primary Energy Source
	(Million gallons)	(000’s Tons)	(Million bushels)
Aberdeen, SD(2)	9	27	3.2	Natural Gas
Aberdeen, SD(2)	44	134	15.7	Natural Gas
Huron, SD	32	97	11.4	Natural Gas

Consolidated	85	258	30.3

(1)	Our plants produce and sell wet, modified and dried distillers’ grains. The stated quantities are on a fully dried basis operating at full production capacity.
(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis. In April 2016, the Company ceased operations at its smaller, nine million gallon facility in Aberdeen due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with the weak margin environment. The Company has not made a final decision on whether it will resume operations at this facility in the future.

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

Plan of Operations through March 31, 2017

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

Results of Operations for the Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for the quarters ended March 31, 2016 and 2015 for our South Dakota plants only:

	Three Months		Three Months
	March 31, 2016		March 31, 2015
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	23,479	$1.22	21,499	$1.29
Distillers grains (tons)	59	$116.15	64	$144.29
Corn Oil (pounds)	2,367	$0.25	1,216	$0.21

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	8,202	$3.27	7,631	$3.50
Natural Gas (therms)	618	$2.55	607	$4.57

Net Sales

Net sales for the quarter ended March 31, 2016 were $36.1 million, compared to $37.3 million for the quarter ending March 31, 2015, a decrease of $1.2 million or 3%. Ethanol gallons sold increased by 9%, while ethanol prices decreased 5% for the quarter ended March 31, 2016, compared to the prior quarter ended March 31, 2015. As a percentage of net sales, ethanol sales were 79% and 74% and distillers’ sales were 19% and 25%, for the quarters ending March 31, 2016 and March 31, 2015, respectively.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2016 was $38.3 million, compared to $39.4 million for the quarter ended March 31, 2015, a decrease of $1.1 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas. A $0.1 million increase in corn costs offset by a $1.2 decrease in natural gas costs represented a majority of the decrease in cost of goods sold in the quarter ended March 31, 2016. Corn costs represented 70% and 68% of cost of sales for the quarters ended March 31, 2016 and 2015, respectively. Corn prices decreased 7% during the three-month period ending March 31, 2016 compared to the prior year quarter. We used 7% more corn in the three-month period ending March 31, 2016, compared to the three months ended March 31, 2015. The increase in corn bushels used was the result of higher production in the current period.

Natural gas costs represented 4% and 7% of total cost of sales for the quarters ending March 31, 2016 and 2015, respectively. The cost of natural gas per mmbtu decreased by 44% to $2.55 for the quarter ended March 31, 2016 compared to the previous year quarter. Prices were lower in the current quarter due to record natural gas storage levels in November and warmer than average fall temperatures which limited demand. Our natural gas consumption increased by 2% due to increased production in the quarter ending March 31, 2016 versus the quarter ending March 31, 2015.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs stayed consistent at $0.9 million for the quarter ending March 31, 2016, versus the prior year quarter. As a percentage of net sales, selling, general and administrative expenses were 2.5% and 2.4% of net sales, for the quarters ending March 31, 2016 and 2015, respectively.

Interest Expense

Interest expense for the quarter ending March 31, 2016 was $313,000, compared to $34,000 for the quarter ending March 31, 2015. The lower interest expense for the prior year quarter was a result of debt prepayments described in the following paragraph. The interest expense for the quarter ending March 31, 2015 related to our long-term debt was $383,000 plus $22,000 of amortization of deferred waiver fees, which was offset by $371,000 of amortization of additional carrying value of long-term debt. The amortization of additional carrying value is netted against interest expense on our income statement, thereby significantly reducing the interest expense reported on our income statement.

As a result of the debt sweep payments made during fiscal years 2014 and 2015 and the final payoff of the 2010 Credit Agreement in December 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result of the prepayments made during the quarter ended March 31, 2015, a gain of approximately $11,000 was recognized as other income during the three months ended March 31, 2015. Since the remaining scheduled principal and interest payments were equal to the carrying amount, the amortization of the additional carrying value offset the majority of the interest expense on our long-term debt until the refinancing occurred in December 2015. Therefore, the amount of interest expense we reported on our income statement during this period was minimal.

Results of Operations for the Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for the six months ended March 31, 2016 and 2015 for our South Dakota plants only:

	Six Months		Six Months
	March 31, 2016		March 31, 2015
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	46,053	$1.27	41,322	$1.43
Distillers grains (tons)	121	$110.21	120	$123.01
Corn Oil (pounds)	5,122	$0.21	2,846	$0.23

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	16,113	$3.32	14,697	$3.28
Natural Gas (therms)	1,231	$2.53	1,180	$4.59

Net Sales

Net sales for the six months ended March 31, 2016 were $73.4 million, compared to $75.0 million for the six months ending March 31, 2015, a decrease of $1.6 million or 2%. The decrease was a result of lower net selling prices of 11% and 10% for ethanol and distillers’, respectively. The decline in ethanol and distillers prices is the result of various factors including but not limited to market demand for these products and overall gasoline prices and demand. Ethanol gallons sold increased by 11% for the six months ended March 31, 2016, compared to the prior six months ended March 31, 2015. As a percentage of net sales, ethanol sales were 80% and 79% and distillers’ sales were 18% and 20%, for the six months ending March 31, 2016 and March 31, 2015, respectively. Ethanol gallons sold were affected by overall rail service issues in the six months ended March 31, 2015, which directly affected our ability to maintain production rates at various times. The addition of the ethanol storage at the Aberdeen plant, which became operational in January 2015, mitigated the production issue in the subsequent periods.

Cost of Goods Sold

Cost of goods sold for the six months ended March 31, 2016 was $76.3 million, compared to $73.8 million for the six months ended March 31, 2015, an increase of $2.5 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas. A $5.3 million increase in corn costs offset by a $2.3 million decrease in natural gas costs represented a majority of the incline in cost of goods sold in the six months ended March 31, 2016. Corn costs represented 70% and 65% of cost of sales for the six months ended March 31, 2016 and 2015, respectively. Corn prices increased 1% during the six-month period ending March 31, 2016 compared to the prior year six months. We used 10% more corn in the six month period ending March 31, 2016, compared to the six months ended March 31, 2015 as a result of higher production.

Natural gas costs represented 4% and 7% of total cost of goods sold for the six months ended March 31, 2016 and 2015, respectively. The cost of natural gas per mmbtu decreased by $2.06 per mmbtu, or 45% for the six months ending March 31, 2016 compared to the prior year period. Prices were lower in the current period due to record natural gas storage levels in November and warmer than average fall temperatures which limited demand. Natural gas consumption decreased 4% for the six months ending March 31, 2016 compared to the prior year period.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs remained consistent with the prior year period. As a percentage of net sales, selling, general and administrative expenses for the six months ending March 31, 2016 increased to 2.3%, compared to 2.2% for the six months ended March 31, 2015.

Interest Expense

Interest expense for the six months ending March 31, 2016 was $377,000, compared to $68,000 for the prior year period. The interest expense for the six months ending March 31, 2016 related to our long-term debt was $618,000 plus $44,000 of amortization of deferred waiver fees and $21,000 of amortization of deferred financing costs, which was offset by $306,000 of amortization of additional carrying value of long-term debt. The lower interest expense for the six months ending March 31, 2015 was a result of debt prepayments described in the following paragraph. The interest expense for the six months ending March 31, 2015 related to our long-term debt was $816,000 plus $44,000 of amortization of deferred waiver fees, which was offset by $792,000 of amortization of additional carrying value of long-term debt. The amortization of additional carrying value is netted against interest expense on our income statement, thereby significantly reducing the interest expense reported on our income statement.

As a result of the debt sweep payments made during fiscal year 2014 and 2015 and the final payoff of the 2010 Credit Agreement in December 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result of the prepayments made during the six months ending March 31, 2016, a gain of approximately $323,000 was recognized as Other Income during the six months ending March 31, 2016. As a result of the prepayments made during the six months ending March 31, 2015, a gain of approximately $183,000 was recognized as Other Income during the six months ending March 31, 2015. Since the remaining scheduled principal and interest payments were equal to the carrying amount, the amortization of the additional carrying value offset the majority of the interest expense on our long-term debt until the refinancing occurred in December 2015. Therefore, the amount of interest expense we reported on our income statement during this period was minimal.

Changes in Financial Position for the Six Months ended March 31, 2016

Current Assets

The $3.7 million decrease in current assets at March 31, 2016 compared to September 30, 2015 was primarily due to the $3.1 million restructuring and waiver fee paid at the time of the debt refinancing in December 2015 and capital additions of $0.4 million.

Property, Plant and Equipment

The $5.3 million decrease in property, plant and equipment at March 31, 2016 compared to September 30, 2015, was primarily due to recognizing $5.7 million of depreciation expense in the current period, offset by $0.4 million of capital expenditures.

Current Liabilities

Accounts payable and accrued expenses decreased by $1.5 million at March 31, 2016 compared to September 30, 2015 primarily due to timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt decreased by $1.8 million to $3.6 million at March 31, 2016 compared to September 30, 2015. The decrease was due to due to (i) our payment of the restructuring and waiver fee of $3.1 million at the time of the debt refinancing in December 2015, (ii) the amortization of $65,000 of deferred waiver and financing fees, and (iii)

$78,000 of the current portion of deferred financing costs incurred at the time of the 2015 debt refinancing that we are amortizing over the term of the loan. These items were offset by $307,000 in amortization of additional carrying value of long-term debt, a $323,000 of gain recognition related to the carrying value of long-term debt, and a $1.0 million increase in the annual debt amortization of the 2015 Credit Agreement versus the 2010 Credit Agreement.

Long-term debt increased by $1.3 million at March 31, 2016 compared to September 30, 2015. This increase was due to $1.0 million additional debt incurred at the time of the refinancing and $0.3 million of long-term deferred financing costs.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of January 2016, the estimated ethanol production capacity in the United States was 15.6 billion gallons per year, with approximately 0.5 billion gallons currently idle. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 143 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 14.3 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended March 31, 2016, the average Chicago Opis Spot Ethanol Assessment was $1.44 per gallon and the average NYMEX RBOB spot gasoline price was $1.43 per gallon, or approximately $0.01 per gallon below ethanol prices.

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

The Renewable Fuels Standard

The RFS” is a national program that imposes requirements with respect to the amount of renewable fuel produced and used in the United States. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. We believe the RFS2 program has and will continue to increase the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. The RFS2 required that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, representing 7% of the anticipated gasoline and diesel consumption in 2022. In 2013, RFS2 required refiners and importers to blend renewable fuels totaling at least 9.74% of total fuel volume, of which 8.12% of total fuel volume, or 13.8 billion gallons, could be derived from corn-based ethanol. The remainder of the requirement is to be met by non-corn related advanced renewable fuels such as cellulosic ethanol and biomass-based biodiesel.

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

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of January 2016, current U.S. ethanol production capacity was approximately 15.6 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of April 2016, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

CO-PRODUCTS

Sales of distillers’ grains have represented 19% and 25% of our revenues for the quarters ended March 31, 2016 and 2015, respectively. When the plants are operating at capacity, they produce approximately 258,000 tons of dried distillers’ grains equivalents per year, approximately 16-17 pounds per bushel of corn used. Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets.

In April 2012, we installed corn oil extraction technology at our Aberdeen plant and are currently evaluating potential future installation at our Huron plant. Corn oil systems are designed to extract non-edible corn oil during the thin stillage evaporation process immediately prior to production of distillers’ grains. Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than the water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers’ grains.

Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Our corn oil is primarily sold by truck to biodiesel manufacturers.

Competition

In the sales of distillers’ grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 65% of our distillers’ grain revenues from the sale of dried distillers’ grains, which have an indefinite shelf life and can be transported by truck or rail, and 35% from the sale of modified or wet distillers’ grains, which have a shorter shelf life and are typically sold in local markets via truck.

We compete with other ethanol producers in the sale of corn oil. Many producers have added corn oil technology to their facilities.

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) to market and sell the ethanol co-products produced at the Huron plant. ABE South Dakota has a marketing agreement with Gavilon, LLC (“Gavilon”) for dried distillers’ grains produced at the Aberdeen plants which became effective July 1, 2013. The marketing agreement with Gavilon requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Aberdeen plants through July 31, 2016. The Aberdeen plant self-markets its wet and modified distillers’ grains.

ABE South Dakota has an agreement with Gavilon Ingredients, LLC, to market all the corn oil produced by the Aberdeen plant through September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Existing Debt Obligations

During quarter ended March 31, 2016, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has minimal activity following the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. There are provisions contained in the financing agreements at ABE South Dakota preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the ABE South Dakota financing agreements.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $5.1 million on hand at March 31, 2016. On December 30, 2015, in connection with the refinancing of the ABE South Dakota debt, ABE made an equity contribution of $3.0 million to ABE South Dakota. ABE South Dakota then used these funds to satisfy certain obligations of the 2010 Senior Credit Agreement. ABE did not have any debt outstanding as of March 31, 2016. Until June 2014, ABE’s primary source of operating cash came from charging a monthly management fee to ABE South Dakota for management services provided to ABE South Dakota. These management services included include risk management, accounting and finance, human resources and other general management related responsibilities.

Due to personnel reductions and other changes in the Company since December 2012, the Company re-evaluated the administrative services agreement with ABE South Dakota. The outcome of the re-evaluation resulted in termination of the administrative services agreement as of June 30, 2014 in conjunction with an overall change in the Company structure. The change in Company structure resulted in ABE employees becoming direct employees of ABE South Dakota. Accordingly, beginning in July 2014, ABE South Dakota no longer pays the Company a management fee for services.

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

ABE Fairmont

ABE Fairmont had no cash or cash equivalents on hand at March 31, 2016.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $9.3 million on hand at March 31, 2016. As of March 31, 2016, ABE South Dakota had interest-bearing term debt outstanding of $30.0 million.

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at March 31, 2016 was 0.43%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan.

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

At March 31, 2016, ABE South Dakota had working capital of $10.5 million. Net working capital, increased by $0.1 million since September 2015.

CASH FLOWS

The following table shows our cash flows for the six months ended March 31, 2016 and 2015:

	Six Months Ended March 31
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$(2,982)	$4,283
Net cash provided by (used in) investing activities	2,852	(1,004)
Net cash (used in) financing activities	(2,069)	(5,069)

Cash Flow from Operations

Cash flows used in operating activities for the six months ending March 31, 2016 were approximately $3.0 million compared to $4.3 million provided by the prior year period, a decline of $7.3 million. Lower operating margins accounted for the majority of the overall decline in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows provided by investing activities for the six months ending March 31, 2016 were approximately $2.9 million compared to $1.0 million used in the prior year period. The current year six months included a $3.1 million change in restricted cash in connection with the refinancing; this cash was restricted under the prior credit agreement and became unrestricted at the time of the debt refinancing. This was offset by a net of $0.3 million in additions to property and equipment. The prior year six months included $2.2 million in additions to property and equipment, offset by a $1.2 million change in restricted cash used to fund the property and equipment purchases.

Cash Flow from Financing Activities

Cash flows used in financing activities for the six months ending March 31, 2016 were $2.1 million compared to $5.1 million for the prior year period. The current year period included long-term debt payments of $29.0 million and a restructuring and waiver fee payment of $3.1 million, offset by $30.0 million in proceeds from debt. Cash used in financing activities in the prior year period included long-term debt payments of $5.0 million and a $0.1 million waiver fee payment.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	March 31, 2016 Interest Rate	March 31, 2016	September 30, 2015
ABE South Dakota:
Senior debt principal - variable	3.93%	$30,000	$29,000
Restructuring fee	N/A	—	3,024
Deferred financing costs	N/A	(401)	—
Additional carrying value of restructured debt	N/A	—	630

Total outstanding		29,599	32,654

Additional carrying value of restructured debt	N/A	—	(630)

Stated principal		$29,599	$32,024

The estimated maturities of debt are as follows (in thousands):

Due By March 31:	Senior Debt Principal	Deferred Financing Costs	Total
2017	$4,000	$(84)	$3,916
2018	4,000	(85)	3,915
2019	4,000	(84)	3,916
2020	4,000	(85)	3,915
2021	14,000	(63)	13,937

Total debt	$30,000	$(401)	$29,599

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

Inventories

Ethanol inventory, raw materials, work-in-process and parts inventory are valued using methods that approximate the lower of cost (first-in, first-out) or net realizable value (NRV). Distillers grains and related products are stated at net realizable value. In the valuation of inventories and purchase and sale commitments, the Company determines NRV by estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended March 31, 2016, sales of ethanol represented 79% of our total revenues and corn costs represented 70% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At March 31, 2016, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.44 and $3.52 respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 19% of our total revenues for the quarter ended March 31, 2016. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $97 per ton at March 31, 2016.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 4.1% of total cost of sales for the quarter ended March 31, 2016. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At March 31, 2016, the price of natural gas on the NYMEX was $1.96 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts which guaranteed prices on 26% of our ethanol gallons sold through April 2016. At March 31, 2016 we had entered into forward sale contracts representing 73% of our expected distillers’ grains production output through April 2016.

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

	Estimated at Risk Volume (1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	76.5	gallons	10.0%	$1.44	$11.0
Distillers grains	0.2	tons	10.0%	97.00	1.9
Corn	30.3	bushels	10.0%	3.52	10.7
Natural gas	2.4	mmbtus	10.0%	1.96	0.5

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 10% of our expected annual gallons capacity of 85 million gallons. The volume of distillers’ grains at risk is based on the assumption that we will enter into contracts for 9% of our expected annual distillers’ grains production of 258,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for none of our estimated current 30.3 million bushel annual requirement. The volume of natural gas is based on the assumption that we will continue to lock in none of our estimated gas usage.
(2)	Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of March 31, 2016.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of March 31, 2016, we had $30.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.3 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2015 Annual Report on Form 10-K. and our subsequent quarterly reports on Form 10-Q, except as follows:

Chinese investigations into United States distillers grains exports into China could negatively affect the demand and pricing for distillers grains.

In January 2016, China’s Ministry of Commerce (“MOC”) launched anti-dumping and countervailing duties investigations into U.S. distillers grains being imported into China. The anti-dumping investigation is in response to claims made by Chinese producers that U.S. distillers grains were being sold at prices below normal value, thereby damaging the domestic industry. The countervailing duties investigation is in response to claims that U.S. distillers grain exports are subsidized by the U.S. government.

China is the world’s largest importer of distillers grain, and accounted for 50 percent of the U.S. distillers exports in 2015. We cannot estimate the exact effect these investigations will have on the overall domestic distillers grains market. However, the U.S. is the world’s largest exporter of distillers grains, and if the investigations should result in any findings and the MOC takes action, it could reduce distillers grains prices in the domestic market by decreasing worldwide demand for distillers grains.

We have entered into exclusive agreements with various third parties for the purchase of our principal raw material and the sale and distribution of our products under agreements that expire in calendar 2016. If we are unable to extend these agreements, it could have a material adverse effect on us.

We currently have an agreement with South Dakota Wheat Growers under which we purchase all the corn we use to produce ethanol at our South Dakota plants. This agreement expires in November 2016. In addition, we have entered into agreements for the marketing and sale of the ethanol, corn oil and substantially all the distillers grains we produce at our South Dakota plants. These various agreements expire during the period from June 30, 2016 through September 30, 2016.

Although we currently believe that we will be able to enter into new, comparable agreements with each of these parties, or other parties, if we are unable to enter into new agreements on substantially the same or more favorable terms with these parties, or with other parties, it may have a material adverse effect on our operations.

If we are unable to comply with one or more of the financial covenants under our 2015 Credit Agreement at September 30, 2016, or obtain a waiver from these requirements, it could have material adverse effect on our financial conditions.

The Company’s ABE South Dakota subsidiary is required to comply with financial covenants under the 2015 Credit Agreement with AgCountry as of September 30, 2016, the end of its fiscal year. The Company believes that ABE South Dakota has sufficient liquidity and capital resources to meet all of its principal and interest payment obligations under the 2015 Credit Agreement. The 2015 Credit Agreement includes customary financial and non-financial covenants. Compliance with these covenants is highly dependent on our overall financial results. Our financial results are affected by industry-wide market conditions, among other things, which can fluctuate significantly. In the event market conditions are unfavorable, the Company may not be able to achieve the necessary financial results and therefore may not be able to meet one or more of its covenant requirements. In the event the Company is not able to meet one or more of its covenant requirements, the Company would make every effort to obtain a waiver from the lender. There can be no assurance the Company will be able to meet all of the covenant requirements or obtain a waiver, which may result in the lender declaring a default under the 2015 Credit Agreement and exercising its remedies, including an acceleration of the indebtedness.

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

ADVANCED BIOENERGY, LLC

Date: May 13, 2016	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101	The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2016 and September 30, 2015 ; (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2016 and March 31, 2015; (iii) Consolidated Statements of Changes in Member’s Equity for the six months ended March 31, 2016; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015; and (v) Notes to the Consolidated Financial Statements.	Filed Electronically