Form 10-Q
period 2016-06-30
Advanced BioEnergy, LLC
filed 2016-08-12
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 1, 2016, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2016	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,370	$16,566
Accounts receivable:
Trade accounts receivable	5,725	3,990
Other receivables	256	117
Inventories	4,347	4,621
Prepaid expenses	804	743
Restricted cash	1,533	4,612

Total current assets	27,035	30,649

Property and equipment, net	33,559	41,155
Other assets	868	984

Total assets	$61,462	$72,788

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$3,599	$5,379
Accrued expenses	2,021	2,318
Current portion of long-term debt (stated principal amount of $3,914 and $2,024 at June 30, 2016 and September 30, 2015, respectively)	3,914	5,654

Total current liabilities	9,534	13,351

Other liabilities	—	21
Long-term debt (stated principal amount of $24,700 and $27,000 at June 30, 2016 and September 30, 2015, respectively)	24,700	27,000

Total liabilities	34,234	40,372

Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(21,410)	(16,222)

Total members’ equity	27,228	32,416

Total liabilities and members’ equity	$61,462	$72,788

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Net sales
Ethanol and related products	$37,052	$40,070	$110,232	$114,672
Other	—	—	183	411

Total net sales	37,052	40,070	110,415	115,083
Cost of goods sold	36,591	38,824	112,859	112,666

Gross profit (loss)	461	1,246	(2,444)	2,417
Selling, general and administrative expenses	750	762	2,419	2,402

Operating income (loss)	(289)	484	(4,863)	15
Other income, net	1	143	300	377
Interest income	5	5	46	17
Interest expense	(294)	(32)	(671)	(100)

Net income (loss)	$(577)	$600	$(5,188)	$309

Weighted average units outstanding - basic and diluted	25,411	25,411	25,411	25,411

Income (Loss) per unit - basic and diluted	$(0.02)	$0.02	$(0.20)	$0.01

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Nine Months Ended June 30, 2016

(Dollars in thousands)

(Unaudited)

	Member Units	Members’ Capital	Accumulated Deficit	Total
MEMBERS’ EQUITY - September 30, 2015	25,410,851	$48,638	$(16,222)	$32,416
Net loss	—	—	(5,188)	(5,188)

MEMBERS’ EQUITY - June 30, 2016	25,410,851	$48,638	$(21,410)	$27,228

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income (loss)	$(5,188)	$309
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	8,504	8,287
Amortization of deferred financing costs	50	66
Amortization of deferred revenue and rent	(21)	(21)
Amortization of additional carrying value of debt	(699)	(1,162)
Loss on disposal of assets	(15)	—
(Gain) on troubled debt restructuring	(322)	(319)
Change in working capital components:
Accounts receivable	(1,874)	(394)
Inventories	274	(285)
Prepaid expenses	(61)	(191)
Accounts payable	(1,780)	2,003
Accrued expenses	(297)	(703)

Net cash provided by (used in) operating activities	(1,429)	7,590

Cash flows from investing activities:
Purchase of property and equipment	(917)	(2,393)
Proceeds from sale of assets	24	—
Change in other assets	116	67
Change in restricted cash	3,079	1,204

Net cash provided by (used in) investing activities	2,302	(1,122)

Cash flows from financing activities:
Payments on debt	(33,069)	(10,138)
Proceeds from debt	30,000	—

Net cash (used in) financing activities	(3,069)	(10,138)

Net (decrease) in cash and cash equivalents	(2,196)	(3,670)
Beginning cash and cash equivalents	16,566	21,982

Ending cash and cash equivalents	$14,370	$18,312

Supplemental disclosure of cash flow information:
Cash paid for interest	$294	$1,244

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. The financial information as of June 30, 2016 and the results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the results for the fiscal year ending September 30, 2016. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

The Company currently owns three ethanol production facilities in the U.S. with 80 million gallons per year currently in operation. The Company acquired existing facilities in Aberdeen, South Dakota (9 million gallons) and Huron, South Dakota (32 million gallons) in November 2006 and began operations at the 48 million gallon Aberdeen expansion facility in January 2008. In April 2016, the Company ceased operations at its smaller, nine million gallon facility in Aberdeen due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with the weak margin environment. At June 30, 2016, the net book value of the nine million gallon facility was $1.7 million. The Company has not made a final decision on whether it will resume operations at this facility in the future.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. Prior to the December 2015 debt refinancing, the Company segregated cash restricted for debt service and classified these funds according to the future anticipated use of the funds. Restricted cash at September 30, 2015 included cash held for debt service under the terms of its prior debt agreement and a deposit for a rail car sublease. Restricted cash at June 30, 2016 included a deposit for a rail car sublease.

Receivables

Credit sales are made to a relatively small numbers of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded at June 30, 2016 or September 30, 2015.

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

As of July 2016, domestic ethanol production capacity was approximately 15.6 billion gallons according to the Renewable Fuels Association (“RFA”). Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

Ethanol has historically traded at a discount to gasoline, however with the decline in oil prices, ethanol is currently trading at a premium to gasoline causing a disincentive for discretionary blending of ethanol beyond the required blend rate. Consequently, there may be a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition.

2. Inventories

A summary of inventories is as follows (in thousands):

	June 30, 2016	September 30, 2015
Chemicals	$725	$778
Work in process	811	892
Ethanol	1,042	1,258
Distillers grain	67	63
Supplies and parts	1,702	1,630

Total	$4,347	$4,621

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	June 30, 2016	September 30, 2015
Land	$1,811	$1,811
Buildings	10,256	10,157
Process equipment	107,162	106,919
Office equipment	1,591	1,551
Construction in process	495	35

	121,315	120,473
Accumulated depreciation	(87,756)	(79,318)

Property and equipment, net	$33,559	$41,155

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	June 30, 2016 Interest Rate	June 30, 2016	September 30, 2015
ABE South Dakota:
Senior debt principal - variable	3.94%	$29,000	$29,000
Restructuring fee	N/A	—	3,024
Deferred financing costs	N/A	(386)	—
Additional carrying value of restructured debt	N/A	—	630

Total outstanding		28,614	32,654

Additional carrying value of restructured debt	N/A	—	(630)

Stated principal		$28,614	$32,024

The estimated maturities of debt are as follows (in thousands):

Due By June 30:	Senior Debt Principal	Deferred Financing Costs	Total
2017	$4,000	$(86)	$3,914
2018	4,000	(86)	3,914
2019	4,000	(86)	3,914
2020	4,000	(86)	3,914
2021	13,000	(42)	12,958

Total debt	$29,000	$(386)	$28,614

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

As a result of debt pre-payments made during the nine months ended June 30, 2015 and the final payoff of the 2010 Senior Credit Agreement in December 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result, gains of $0.3 million were recognized in each of the nine months ended June 30, 2016 and 2015, respectively.

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at June 30, 2016 was 0.44%. Beginning April 1, 2016, the Company made its first quarterly principal payment of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At June 30, 2016, the balance of the Term Loan was $19.0 million.

The $10.0 Revolving Term Facility also has a Variable Rate equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At June 30, 2016, the balance of the Revolving Term Facility was $10.0 million.

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

5. Major Customers

ABE South Dakota has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. The term of these ethanol marketing agreements expires on June 30, 2019.

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of distillers’ grains produced at the ABE South Dakota Huron plant to third parties for an agreed-upon commission. ABE South Dakota has a marketing agreement with Gavilon (as defined below) to market the dried distillers’ grains from the Aberdeen plant through July 31, 2017. ABE South Dakota self-markets the wet distillers’ grains produced at the Aberdeen plant.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Nine Months Ending	As of and for the Nine Months Ending	As Of
	June 30, 2016	June 30, 2015	September 30, 2015
NGL Energy - Ethanol
Nine months revenues	$88,579	$90,031
Receivable balance at period end	4,676		$3,272

Gavilon - Distillers Grains
Nine months revenues	$11,518	$13,098
Receivable balance at period end	478		$384

Dakotaland Feeds - Distillers Grains
Nine months revenues	$9,040	$9,302
Receivable balance at period end	386		$206

6. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. The Company had entered into the following fixed price forward contracts at June 30, 2016:

Commodity	Type	Quantity	Amount (in 000’s)	Period Covered Through
Ethanol	Sale	2,592,000 gallons	$3,867	July 31, 2016
Distillers grains	Sale	14,412 tons	946	July 31, 2016
Corn oil	Sale	799,000 lbs	189	July 31, 2016

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

7. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of June 30, 2016 and September 30, 2015, and for the three and nine months ended June 30, 2016 and 2015. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota’s credit agreements. Under the 2010 Credit Agreement, ABE South Dakota was allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there was no more than $25 million of principal outstanding on the senior term loan. Under the 2015 Credit Agreement, ABE South Dakota is allowed to distribute up to 40% of pre-tax net income in a given year, but must meet all loan covenants before and after any distribution. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Dollars in thousands)

	June 30, 2016	September 30, 2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,726	$8,158
Restricted cash	1,533	1,500
Other receivable	—	6

Total current assets	6,259	9,664

Property and equipment, net	96	211
Other assets:
Investment in ABE Fairmont	—	108
Investment in ABE South Dakota	20,944	22,717
Other assets	32	32

Total assets	$27,331	$32,732

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accrued expenses	$103	$295
Other liabilities	—	21

Total liabilities	103	316
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(21,410)	(16,222)

Total members’ equity	27,228	32,416

Total liabilities and members’ equity	$27,331	$32,732

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in thousands)		(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiary	$(420)	$707	$(4,773)	$740
Selling, general and administrative expenses	(162)	(113)	(455)	(447)

Operating income (loss)	(582)	594	(5,228)	293
Other expense	—	—	(6)	—
Interest income	5	6	46	16

Net income (loss)	(577)	600	(5,188)	309

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(5,188)	$309
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	83	99
Equity in earnings of consolidated subsidiaries	4,773	(740)
Gain on disposal of fixed assets	7	—
Amortization of deferred revenue and rent	(21)	(21)
Change in working capital components:
Other receivable	6	(11)
Prepaid expenses	—	(4)
Accrued expenses	(192)	(59)

Net cash (used in) operating activities	(532)	(427)

Cash flows from investing activities:
Proceeds from sale of assets	25	—
Change in restricted cash	(33)	—

Net cash (used in) investing activities	(8)	—

Cash flows from financing activities:
Distribution to subsidiary	(3,000)	—
Distribution from subsidiary	108	—

Net cash (used in) financing activities	(2,892)	—

Net (decrease) in cash and cash equivalents	(3,432)	(427)
Beginning cash and cash equivalents	8,158	8,988

Ending cash and cash equivalents	$4,726	$8,561

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2015 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	our margins can have fluctuated in the past and could become negative, which may affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;

•	our risk mitigation strategies could be unsuccessful and could materially harm our results;

•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;

•	ethanol may trade at a premium to gasoline at times, as it is now, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS. Consequently, there may be a negative impact on ethanol pricing and demand;

•	current government mandated standards such as the RFS may be reduced or eliminated, and legislative acts taken by state governments such as California related to low-carbon fuels that include the effects of indirect land use, may have an adverse effect on our business;

•	alternative fuel additives may be developed that are superior to, or cheaper than ethanol;

•	transportation, storage and blending infrastructure may become impaired, preventing ethanol from reaching markets;

•	our operating facilities may experience technical difficulties and not produce the gallons of ethanol expected;

•	our units are subject to a number of transfer restrictions, and although our units are now listed on an internet-based matching platform, we cannot ensure that a market will ever develop for our units;

•	there are limits on the ability of our ABE South Dakota subsidiary to make distributions to ABE due to restrictions in this subsidiary’s credit facility;

•	anti-dumping and countervailing duties investigations by the Chinese government into U.S. distillers grains exported to China could result in reduced export demand for distillers grains and have a negative impact on domestic distillers grain prices;

•	the supply of ethanol tanker cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire; and

•	an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil, which, from time to time, has and may continue to affect our ability to return our tanker rail cars to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

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

FACILITIES

The table below provides a summary of our ethanol plants in operation as of June 30, 2016:

Location	Estimated Annual Ethanol Production	Estimated Annual Distillers Grains Production(1)	Estimated Annual Corn Processed	Primary Energy Source
	(Million gallons)	(000’s Tons)	(Million bushels)
Aberdeen, SD(2)	48	134	15.7	Natural Gas
Huron, SD	32	97	11.4	Natural Gas

Consolidated	80	231	27.1

(1)	Our plants produce and sell wet, modified and dried distillers’ grains. The stated quantities are on a fully dried basis operating at full production capacity.
(2)	Our plant at Aberdeen consists of two production facilities that operate on a separate basis. Larger plant only is represented in table above. In April 2016, the Company ceased operations at its smaller, nine million gallon facility in Aberdeen due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with the weak margin environment. The Company has not made a final decision on whether it will resume operations at this facility in the future.

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

Plan of Operations through June 30, 2017

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

Results of Operations for the Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015

The following table reflects net sales from our products in total dollars and as a percentage of total net sales, as well as costs of corn and natural gas in total dollars and as a percentage of total net sales and total cost of goods sold (“COGS”) for the three months ended June 30, 2016 and 2015:

	Three Months June 30, 2016		Three Months June 30, 2015
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	21,083	$1.42	21,588	$1.43
Distillers grains (tons)	62	$103.77	62	$144.47
Corn Oil (pounds)	2,442	$0.27	939	$0.21

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	7,370	$3.44	7,650	$3.45
Natural Gas (therms)	531	$2.31	593	$2.92

Net Sales

Net sales for the quarter ended June 30, 2016 were $37.1 million, compared to $40.1 million for the quarter ending June 30, 2015, a decrease of $3.0 million or 8%. Ethanol gallons sold decreased by 2%, while ethanol prices decreased 1% for the quarter ended June 30, 2016, compared to the prior quarter ended June 30, 2015. As a percentage of net sales, ethanol sales were 81% and 77% and distillers’ sales were 17% and 22%, for the quarters ending June 30, 2016 and June 30, 2015, respectively.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2016 was $36.6 million, compared to $38.8 million for the quarter ended June 30, 2015, a decrease of $2.2 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas. A $1.0 million decrease in corn costs and a $0.5 million decrease in natural gas costs represented a majority of the decrease in cost of goods sold in the quarter ended June 30, 2016. Corn costs represented 69% and 68% of cost of sales for the quarters ended June 30, 2016 and 2015, respectively. Corn prices decreased 0.3% during the three-month period ending June 30, 2016 compared to the prior year quarter. We used 4% less corn in the three-month period ending June 30, 2016, compared to the three months ended June 30, 2015. The decrease in corn bushels used was the result of lower production in the current period.

Natural gas costs represented 3% and 4% of total cost of sales for the quarters ending June 30, 2016 and 2015, respectively. The cost of natural gas per mmbtu decreased by 21% to $2.31 for the quarter ended June 30, 2016 compared to the previous year quarter. Prices were lower in the current quarter due to record natural gas storage levels and limited demand due to warmer than average temperatures in the winter months. Our natural gas consumption decreased by 10% due to decreased production in the quarter ending June 30, 2016 versus the quarter ending June 30, 2015.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs stayed consistent at $0.8 million for the quarter ending June 30, 2016, versus the prior year quarter. As a percentage of net sales, selling, general and administrative expenses were 2.0% and 1.9% of net sales, for the quarters ending June 30, 2016 and 2015, respectively.

Interest Expense

Interest expense for the quarter June 30, 2016 was $294,000, compared to $32,000 for the quarter ending June 30, 2015. The lower interest expense for the prior year quarter was a result of debt prepayments described in the following paragraph. The interest expense for the quarter ending June 30, 2015 related to our long-term debt was $379,000 plus $22,000 of amortization of deferred waiver fees, which was offset by $369,000 of amortization of additional carrying value of long-term debt. The amortization of additional carrying value is netted against interest expense on our income statement, thereby significantly reducing the interest expense reported on our income statement.

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

Results of Operations for the Nine Months Ended June 30, 2016 Compared to the Nine Months Ended June 30, 2015

The following table reflects net sales from our products in total dollars and as a percentage of total net sales, as well as costs of corn and natural gas in total dollars and as a percentage of total net sales and total cost of goods sold (“COGS”) for the nine months ended June 30, 2016 and 2015:

	Nine Months June 30, 2016		Nine Months June 30, 2015
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	67,136	$1.32	62,910	$1.43
Distillers grains (tons)	177	$112.06	182	$130.33
Corn Oil (pounds)	7,564	$0.23	3,785	$0.22

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	23,482	$3.36	22,347	$3.34
Natural Gas (therms)	1,767	$2.46	1,773	$4.03

Net Sales

Net sales for the nine months ended June 30, 2016 were $110.4 million, compared to $115.1 million for the nine months ending June 30, 2015, a decrease of $4.7 million or 4%. The decrease was a result of lower net selling prices of 8% and 14% for ethanol and distillers’, respectively. The decline in ethanol and distillers prices is the result of various factors including but not limited to market demand for these products and overall gasoline prices and demand. Ethanol gallons sold increased by 7% for the nine months ended June 30, 2016, compared to the prior nine months ended June 30, 2015. As a percentage of net sales, ethanol sales were 80% and 78% and distillers’ sales were 18% and 21%, for the nine months ending June 30, 2016 and June 30, 2015, respectively.

Cost of Goods Sold

Cost of goods sold for the nine months ended June 30, 2016 was $112.9 million, compared to $112.7 million for the nine months ended June 30, 2015, a decrease of $0.2 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas. A $4.3 million increase in corn costs offset by a $2.8 million decrease in natural gas costs represented a majority of change in cost of goods sold in the nine months ended June 30, 2016. Corn costs represented 70% and 66% of cost of sales for the nine months ended June 30, 2016 and 2015, respectively. Corn prices increased 1% during the nine-month period ending June 30, 2016 compared to the prior year six months. We used 5% more corn in the nine month period ending June 30, 2016, compared to the nine months ended June 30, 2015 as a result of higher ethanol production.

Natural gas costs represented 4% and 6% of total cost of goods sold for the nine months ended June 30, 2016 and 2015, respectively. The cost of natural gas per mmbtu decreased by $1.57 per mmbtu, or 39% for the nine months ending June 30, 2016 compared to the prior year period. Prices were lower in the current period due to record natural gas storage levels in November and warmer than average fall temperatures which limited demand. Natural gas consumption decreased 0.4% for the nine months ending June 30, 2016 compared to the prior year period.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs remained consistent with the prior year period. As a percentage of net sales, selling, general and administrative expenses for the nine months ending June 30, 2016 increased to 2.2%, compared to 2.1% for the nine months ended June 30, 2015.

Interest Expense

Interest expense for the nine months ending June 30, 2016 was $671,000, compared to $100,000 for the prior year period. The interest expense for the nine months ending June 30, 2016 related to our long-term debt was $889,000 plus $87,000 of amortization of deferred financing costs, which was offset by $305,000 of amortization of additional carrying value of long-term debt. The interest expense for the nine months ending June 30, 2015 related to our long-term debt was $1,195,000 plus $67,000 of amortization of deferred financing costs, which was offset by $1,161,000 of amortization of additional carrying value of long-term debt. The lower interest expense for the nine months ending June 30, 2015 was a result of debt prepayments described in the following paragraph. The amortization of additional carrying value is netted against interest expense on our income statement, thereby significantly reducing the interest expense reported on our income statement.

As a result of the debt sweep payments made during fiscal year 2014 and 2015 and the final payoff of the 2010 Credit Agreement in December 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result of the prepayments made during the nine months ending June 30, 2016, a gain of approximately $322,000 was recognized as Other Income during the nine months ending June 30, 2016. As a result of the prepayments made during the nine months ending June 30, 2015, a gain of approximately $319,000 was recognized as Other Income during the nine months ending June 30, 2015. Since the remaining scheduled principal and interest payments were equal to the carrying amount, the amortization of the additional carrying value offset the majority of the interest expense on our long-term debt until the refinancing occurred in December 2015. Therefore, the amount of interest expense we reported on our income statement during this period was minimal.

Changes in Financial Position for the Nine Months ended June 30, 2016

Current Assets

The $3.6 million decrease in current assets at June 30, 2016 compared to September 30, 2015 was primarily due to the $3.1 million restructuring and waiver fee paid at the time of the debt refinancing in December 2015, $1.3 million of debt and interest payments, and capital additions of $0.9 million. These items were offset by a $1.7 million increase in trade receivables mostly due to timing differences.

Property, Plant and Equipment

The $7.6 million decrease in property, plant and equipment at June 30, 2016 compared to September 30, 2015, was primarily due to recognizing $8.5 million of depreciation expense in the fiscal year, offset by $0.9 million of capital expenditures.

Current Liabilities

Accounts payable and accrued expenses decreased by $2.1 million at June 30, 2016 compared to September 30, 2015 primarily due to timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt decreased by $1.7 million at June 30, 2016 compared to September 30, 2015. The decrease was due to (i) our payment of the restructuring and waiver fee of $3.1 million at the time of the debt refinancing in December 2015, (ii) the amortization of $87,000 of deferred waiver and financing fees, and (iii) $86,000 of the current portion of deferred financing costs incurred at the time of the 2015 debt refinancing that we are amortizing over the term of the loan. These items were offset by $307,000 in amortization of additional carrying value of long-term debt, $322,000 of gain recognition related to the carrying value of long-term debt, and a $1.0 million increase in the annual debt amortization of the 2015 Credit Agreement versus the 2010 Credit Agreement.

Long-term debt decreased by $2.3 million at June 30, 2016 compared to September 30, 2015. This decrease was due to a $1.0 million debt payment made in April 2016, a $1.0 million increase in the annual debt amortization of the 2015 Credit Agreement versus the 2010 Credit Agreement, and $0.3 million of long-term deferred financing costs.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of June 2016, the estimated ethanol production capacity in the United States was 15.6 billion gallons per year, with approximately 0.5 billion gallons currently idle. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 134 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.4 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended June 30, 2016, the average Chicago OPIS Spot Ethanol Assessment was $1.44 per gallon and the average NYMEX RBOB spot gasoline price was $1.50 per gallon, or approximately $0.06 per gallon above ethanol prices.

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

On November 30, 2015, the EPA announced final Renewable Volume Obligations (“RVOs”) for calendar years 2014, 2015 and 2016. The final RVOs for corn-based ethanol blending exceeded the RVO reductions proposed in June 2015, but remained below the original blending requirements set by the RFS. The reductions to the RVO numbers proposed in June 2015 were above historical production levels, but well below current ethanol supply and production capacity. The industry heavily advocated for increased RVO numbers in order to break through the “blend wall” that is established when the production capacity of the industry exceeds the mandated blending of corn-based ethanol. The final RVO numbers for corn-based ethanol were closer to current production capacity, but still below the original statutory requirements. As of July 2016, current annualized ethanol production is approximately 15.3 billion gallons per the RFA. Final RVO requirement for 2016 that can be met with corn-based ethanol is 14.50 billion gallons. On May 31, 2016, the EPA announced a proposal for 2017 RVOs. The proposed requirements are laid out in the table below. The proposal is not yet final, but if adopted, will achieve 99% of the original conventional biofuel requirement, which was set at 15.0 billion gallons.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 (in billions of gallons).

		Cellulosic			RFS Requirement
	Total Renewable	Ethanol	Biodiesel		That Can Be Met
	Fuel	Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol
2016 (1)	22.25	4.25	—	7.25	15.00
2016 (2)	18.11	0.23	1.90	3.61	14.50
2017 (1)	24.00	5.50	—	9.00	15.00
2017 (3)	18.80	0.31	2.00	4.00	14.80
2018	26.00	7.00	—	11.00	15.00
2019	28.00	8.50	—	13.00	15.00
2020	30.00	10.50	—	15.00	15.00
2021	33.00	13.50	—	18.00	15.00
2022	36.00	16.00	—	21.00	15.00

(1)	Original statutory volumes.
(2)	FINAL EPA Renewable Fuel Standards for 2016 issued November 2015.
(3)	Proposed EPA Renewable Fuel Standards for 2017 issued May 2016.

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

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of July 2016, current annualized U.S. ethanol production was approximately 15.3 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of July 2016, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

Ethanol Marketing

ABE South Dakota has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. The term of these ethanol marketing agreements expires on June 30, 2019.

CO-PRODUCTS

Sales of distillers’ grains have represented 17% and 22% of our revenues for the quarters ended June 30, 2016 and 2015, respectively. When the plants are operating at capacity, they produce approximately 258,000 tons of dried distillers’ grains equivalents per year, approximately 16 to 17 pounds per bushel of corn used. Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, as well as the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets.

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

Competition

In the sales of distillers’ grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 62% of our distillers’ grain revenues from the sale of dried distillers’ grains, which have an indefinite shelf life and can be transported by truck or rail, and 38% from the sale of modified or wet distillers’ grains, which have a shorter shelf life and are typically sold in local markets via truck.

We compete with other ethanol producers in the sale of corn oil. Many producers have added corn oil technology to their facilities.

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds for marketing the sale of ethanol co-products produced at the Huron plant. ABE South Dakota has a marketing agreement with Gavilon, LLC (“Gavilon”) for dried distillers’ grains produced at the Aberdeen plants which became effective July 1, 2013. The marketing agreement with Gavilon requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Aberdeen plant through July 31, 2017. The Aberdeen plant self-markets its wet and modified distillers’ grains.

ABE South Dakota is party to an agreement with Gavilon Ingredients, LLC, to market all the corn oil produced by the Aberdeen plant through September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Existing Debt Obligations

During the quarter ended June 30, 2016, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has minimal activity following the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. There are provisions contained in the financing agreements at ABE South Dakota preventing cross-default or collateralization between operating entities. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined in the ABE South Dakota financing agreements.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $4.7 million on hand at June 30, 2016. ABE did not have any debt outstanding as of June 30, 2016. Until June 2014, ABE’s primary source of operating cash came from charging a monthly management fee to ABE South Dakota for management services provided to ABE South Dakota. The primary management services provided included risk management, accounting and finance, human resources and other general management related responsibilities.

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

From time to time, ABE may also receive certain allowable distributions from ABE South Dakota based on the terms and conditions in its senior credit agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2015 financial results and has not received any in fiscal 2016.

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

ABE Fairmont

ABE Fairmont had no cash or cash equivalents on hand at June 30, 2016.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $9.6 million on hand at June 30, 2016. As of June 30, 2016, ABE South Dakota had interest-bearing term debt outstanding of $29.0 million.

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at June 30, 2016 was 0.44%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan.

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

At June 30, 2016, ABE South Dakota had working capital of $11.3 million. Net working capital, increased by $0.9 million since September 2015.

CASH FLOWS

The following table shows our cash flows for the nine months ended June 30, 2016 and 2015:

	Nine Months Ended June 30
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$(1,429)	$7,590
Net cash provided by (used in) investing activities	2,302	(1,122)
Net cash (used in) financing activities	(3,069)	(10,138)

Cash Flow from Operations

Cash flows used in operating activities for the nine months ending June 30, 2016 were approximately $1.4 million compared to $7.6 million provided by the prior year period, a decline of $9.0 million. Lower operating margins accounted for the majority of the overall decline in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows provided by investing activities for the nine months ending June 30, 2016 were approximately $2.3 million compared to $1.1 million used in investing activities for the prior year period. The current year nine months included a $3.1 million change in restricted cash in connection with the December 2015 debt refinancing; this cash was restricted under the prior credit agreement and became unrestricted at the time of the refinancing. This was partially offset by a net of $0.9 million in additions to property and equipment. The prior year nine months included $2.4 million in additions to property and equipment, partially offset by a $1.2 million change in restricted cash used to fund the property and equipment purchases.

Cash Flow from Financing Activities

Cash flows used in financing activities for the nine months ending June 30, 2016 were $3.1 million compared to $10.1 million for the prior year period. The current year period included long-term debt payments of $30.0 million and a restructuring and waiver fee payment of $3.1 million, offset by $30.0 million in proceeds from the December 2015 debt refinancing. Cash used in financing activities in the prior year period included long-term debt payments of $10.0 million and a $0.1 million waiver fee payment.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	June 30,
	2016	June 30,	September 30,
	Interest Rate	2016	2015
ABE South Dakota:
Senior debt principal - variable	3.94%	$29,000	$29,000
Restructuring fee	N/A	—	3,024
Deferred financing costs	N/A	(386)	—
Additional carrying value of restructured debt	N/A	—	630

Total outstanding		28,614	32,654

Additional carrying value of restructured debt	N/A	—	(630)

Stated principal		$28,614	$32,024

The estimated maturities of debt at June 30 are as follows (in thousands):

Due By	Senior Debt	Deferred
June 30:	Principal	Financing Costs	Total
2017	$4,000	$(86)	$3,914
2018	4,000	(86)	3,914
2019	4,000	(86)	3,914
2020	4,000	(86)	3,914
2021	13,000	(42)	12,958

Total debt	$29,000	$(386)	$28,614

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

Inventories

Ethanol inventory, raw materials, work-in-process and parts inventory are valued using methods that approximate the lower of cost (first-in, first-out) or net realizable value (“NRV”). Distillers grains and related products are stated at net realizable value. In the valuation of inventories and purchase and sale commitments, the Company determines NRV by estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended June 30, 2016, sales of ethanol represented 81% of our total revenues and corn costs represented 69% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At June 30, 2016, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.44 and $3.17 respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 17% of our total revenues for the quarter ended June 30, 2016. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $120 per ton at June 30, 2016.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 3.4% of total cost of sales for the quarter ended June 30, 2016. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At June 30, 2016, the price of natural gas on the NYMEX was $3.19 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts that guaranteed prices on 18% of our ethanol gallons sold through July 2016. At June 30, 2016 we had entered into forward sale contracts representing 34% of our expected distillers’ grains production output through July 2016.

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

	Estimated at Risk Volume (1)	Units	Hypothetical Change in Price	Spot Price (2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.44	$10.4
Distillers grains	0.2	tons	10.0%	120.00	2.4
Corn	27.1	bushels	10.0%	3.17	8.6
Natural gas	2.1	mmbtus	10.0%	3.19	0.7

(1)	The volume of ethanol at risk is based on the assumption that we will enter into contracts for 10% of our expected annual gallons capacity of 80 million gallons. The volume of distillers’ grains at risk is based on the assumption that we will enter into contracts for 9% of our expected annual distillers’ grains production of 231,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for none of our estimated current 27.1 million bushel annual requirement. The volume of natural gas is based on the assumption that we will continue to lock in none of our estimated gas usage.
(2)	Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of June 30, 2016.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of June 30, 2016, we had $29.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.29 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2015 Annual Report on Form 10-K, except as follows:

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

We have entered into an exclusive agreement with a third party for the purchase of our principal raw material that expires in calendar 2016. If we are unable to extend this agreement, it could have a material adverse effect on us.

We currently have an agreement with South Dakota Wheat Growers (“SDWG”) under which we purchase all the corn we use to produce ethanol at our South Dakota plants. This agreement expires in November 2016.

Although we currently believe that we will be able to enter into a new, comparable agreement with SDWG, if we are unable to enter into a new agreement on substantially the same or more favorable terms, it may have a material adverse effect on our operations.

If we are unable to comply with one or more of the financial covenants under our 2015 Credit Agreement at September 30, 2016, or obtain a waiver from these requirements, it could have material adverse effect on our financial conditions.

The Company’s ABE South Dakota subsidiary is required to comply with financial covenants under the 2015 Credit Agreement with AgCountry as of September 30, 2016, the end of its fiscal year. The Company believes that ABE South Dakota has sufficient liquidity and capital resources to meet all of its principal and interest payment obligations under the 2015 Credit Agreement. The 2015 Credit Agreement includes customary financial and non-financial covenants. Compliance with these covenants is highly dependent on our overall financial results. Our financial results are affected by industry-wide market conditions, among other things, which can fluctuate significantly. In the event market conditions are unfavorable, the Company may not be able to achieve the necessary financial results and therefore may not be able to meet one or more of its covenant requirements. In the event the Company is not able to meet one or more of its covenant requirements, the Company would make every effort to obtain a waiver from the lender or seek to amend the covenants. There can be no assurance the Company will be able to meet all of the covenant requirements or obtain a waiver or amendment, which may result in the lender declaring a default under the 2015 Credit Agreement and exercising its remedies, including an acceleration of the indebtedness.

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

ADVANCED BIOENERGY, LLC

Date: August 12, 2016	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101	The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2016 and September 30, 2015 ; (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and June 30, 2015; (iii) Consolidated Statements of Changes in Member’s Equity for the nine months ended June 30, 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015; and (v) Notes to the Consolidated Financial Statements.	Filed Electronically