Form 10-K
period 2016-09-30
Advanced BioEnergy, LLC
filed 2016-12-23
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

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

As of December 23, 2016, the number of outstanding membership units was 25,410,851.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Members are incorporated by reference into Part III.

ADVANCED BIOENERGY, LLC

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

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
•

ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS (as defined below). Consequently, there may be a negative impact on ethanol pricing and demand;

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

•

the supply of ethanol rail cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire; and

•

an increase in rail traffic congestion throughout the United States primarily due to cargo trains carrying shale oil, which, from time to time, has and may in the future affect our ability to return our tanker rail cars to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

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

To execute our business plan, in November 2006, we acquired ABE South Dakota, LLC (f/k/a Heartland Grain Fuels, LP), which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We commenced construction of our expansion facility in Aberdeen, South Dakota in April 2007, and commenced operations in January 2008. Our production operations are carried out primarily through our operating subsidiary: ABE South Dakota, LLC (“ABE South Dakota”) which owns and operates ethanol facilities in Aberdeen and Huron, South Dakota.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one reportable segment.

FACILITIES

The table below provides a summary of our dry mill ethanol plants in operation as of September 30, 2016:

Location	Opened	Estimated Annual Ethanol Production(3)	Estimated Annual Distillers’ Grains Production(1)	Estimated Annual Corn Oil Production	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000s Tons)	(000s lbs)	(Million bushels)
Aberdeen, SD(2)	January 2008	48	134	11,561	15.7	Natural Gas
Huron, SD	September 1999	32	97	5,717	11.4	Natural Gas
Consolidated		80	231	17,278	27.1

(1)	Our plants produce and sell wet, modified and dried distillers’ grains. The stated quantities are on a fully dried basis operating at nameplate capacity.
(2)

Our plant at Aberdeen consists of two production facilities that operate on a separate basis.  The larger plant is represented in table above. In April 2016, the Company ceased operations at its smaller, nine million gallon Aberdeen facility due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with the weak margin environment. The Company decided during its fourth quarter not to resume operations at this facility in the future and, accordingly, has impaired the value of this asset on its financial statements to an estimated salvage value of $200,000, which resulted in a loss of $1,584,000 in the fourth quarter of fiscal 2016.

(3)	Actual permitted gallons are 65.7 million for Aberdeen and 42.0 million for Huron totaling 107.7 million gallons.

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

Under the ABE South Dakota, LLC security agreement with AgCountry (defined below), AgCountry holds a first priority security interest and mortgage in all inventory, accounts receivable, intangibles, equipment, fixtures, buildings, and a first mortgage in land owned or leased by ABE South Dakota.

ETHANOL

Ethanol sales have represented 80%, 79%, and 81% of our revenues in the years ended September 30, 2016, 2015, and 2014, respectively. In 2015, the United States consumed 13.95 billion gallons of ethanol representing 9.9% of the 140.43 billion gallons of finished motor gasoline consumed, according to the U.S Energy Information Administration (“EIA”). Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and as a gasoline alternative.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol that can be used in all American automobiles. Increasingly, ethanol is also available as E15, which is a higher octane fuel with a 15 percent blend of ethanol. In June 2012, the EPA approved E15 for use in vehicles with model years 2001 and later. According to the Renewable Fuels Association, this group of approved vehicles makes up 80 percent of all vehicles on the road today.  Although regulatory issues remain in many states, E15 is now available in limited locations in 23 states.  Ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles.

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

On November 30, 2015, the EPA announced final Renewable Volume Obligations (“RVOs”) for calendar year 2016. The final RVOs for corn-based ethanol blending in 2016 were set below the original blending requirements set by the RFS. The industry heavily advocated for increased RVO numbers in order to break through the “blend wall” that is established when the production capacity of the industry exceeds the mandated blending of corn-based ethanol. The final RVO numbers for corn-based ethanol were closer to current production capacity than they had been in the past, but still below the original statutory requirements. As of December 2016, current annualized ethanol production is approximately 15.4 billion gallons per the RFA. The final RVO requirement for 2016 that can be met with corn-based ethanol is 14.50 billion gallons.  On November 23, 2016, the EPA announced the final rule for 2017 RVOs, which is set at 15.0 billion gallons for corn-based ethanol.  This rule is set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, and is considered a favorable outcome by the industry.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the RFS2 program through the year 2022 (in billions of gallons):

Year	Total Renewable Fuel Requirement	Cellulosic Ethanol Minimum Requirement	Biodiesel Minimum Requirement	Advanced Biofuel	RFS Requirement That Can Be Met With Corn-Based Ethanol
2016(1)	22.25	4.25	—	7.25	15.00
2016(2)	18.11	0.23	1.90	3.61	14.50
2017(1)	24.00	5.50	—	9.00	15.00
2017(3)	19.28	0.31	2.00	4.28	15.00
2018	26.00	7.00	—	11.00	15.00
2019	28.00	8.50	—	13.00	15.00
2020	30.00	10.50	—	15.00	15.00
2021	33.00	13.50	—	18.00	15.00
2022	36.00	16.00	—	21.00	15.00

(1)	Original statutory volumes.
(2)	Final EPA Renewable Fuel Standards for 2016 issued November 2015.
(3)	Final EPA Renewable Fuel Standards for 2017 issued November 2016.

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

Octane Enhancer

Pure ethanol possesses an average octane rating of 113, enabling refiners to conform lower octane blend stock to gasoline standards, while also expanding the volume of fuel produced. In addition, ethanol is commonly added to finished regular grade gasoline at the wholesale terminal to produce higher octane mid-grade and premium gasoline. At present, ethanol represents one of the few commercially viable sources of octane enhancer available to refiners.

Fuel Extender

Ethanol extends the volume of gasoline by the amount of ethanol blended with conventional gasoline, thereby reducing dependence on foreign crude oil and refined products. Furthermore, ethanol is easily added to gasoline after the refining process, reducing the need for large, capital intensive capacity expansion projects at refineries.

E85, a Gasoline Alternative

Ethanol is the primary blend component in E85. According to the RFA, today there are over 3,400 retail stations offering E85 in the U.S., and there are more than 1,500 new stations scheduled to open in the next year. The RFA estimates that there are now more than 20.0 million ethanol-flexible fuel vehicles (“FFVs”), on the road in the U.S. today, which is approximately eight percent of all vehicles.

E15

As noted above, to increase ethanol usage, Growth Energy requested a waiver from the EPA to increase the allowable amount of ethanol blended to a 15% level. In June 2012, the EPA approved E15 to be used in vehicles with model years 2001 and later. Although regulatory issues remain in many states, E15 is available in limited locations in 23 states as of December 2016.

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of December 2016, current annualized U.S. ethanol production capacity was approximately 15.4 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of July 2016, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

Ethanol Marketing

ABE South Dakota has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. These ethanol marketing agreements expire on June 30, 2019.

CO-PRODUCTS

Sales of distillers’ grains have represented 18%, 20%, and 18% of our revenues for the years ended September 30, 2016, 2015, and 2014, respectively. When our plants are operating at capacity, they produce approximately 231,000 tons of dried distillers’ grains equivalents per year, approximately 15-16 pounds per bushel of corn used. Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-K, we sometimes refer to these products as “distillers’ grains” or “distillers’.”

In April 2012, we installed corn oil extraction technology at our Aberdeen plant. We recently installed corn oil extraction technology at our Huron plant, which became fully operational in October 2016. Corn oil systems are designed to extract non-edible corn oil during the thin stillage evaporation process immediately prior to production of distillers’ grains. Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than the water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers’ grains.

Industrial uses for corn oil include being used as feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Our corn oil is primarily sold by truck to biodiesel manufacturers.

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

We compete with other ethanol producers in the sale of corn oil. We ship all of the corn oil produced at our facilities via truck.  Many producers have added corn oil technology to their facilities.

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) for marketing the sale of ethanol co-products produced at the Huron plant. ABE South Dakota has a marketing agreement with NGL (formerly Gavilon, LLC) for dried distillers’ grains produced at the Aberdeen plants that became effective July 1, 2013. The marketing agreement with NGL requires NGL to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Aberdeen plants through July 31, 2017. The Aberdeen plant self-markets its wet and modified distillers’ grains.

ABE South Dakota is party to an agreement with Gavilon Ingredients, LLC, to market all the corn oil produced by the Aberdeen and Huron plant through September 30, 2017 and November 2017, respectively.

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

RAW MATERIALS

Corn

In 2015, the ethanol industry consumed approximately 5.2 billion bushels of corn, which approximated 38% of the 13.6 billion bushels of 2014 domestic corn production according to the U.S. Department of Agriculture.

Our production facilities produce ethanol by using a dry-mill process, which yields approximately 2.8 gallons of denatured ethanol per bushel of corn. When our South Dakota facilities are operating at capacity, they process approximately 27 million bushels of corn per year. We have a grain origination agreement with South Dakota Wheat Growers Association (“SDWG”) under which SDWG originates, stores and delivers corn to the Aberdeen and Huron plants. Although our agreement with SDWG allows us to purchase corn from other sources, we have historically not done this. Our agreement with SDWG was automatically renewed in November 2016 expires in November 2019.

We purchase corn from SDWG through forward fixed-priced contracts, forward basis contracts and daily spot pricing. Our forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed-prices or prices based on the Chicago Board of Trade (“CBOT”) prices.

Natural Gas

When our South Dakota facilities operate at capacity, they require approximately 2.1 million British Thermal Units (“mmbtu”) of natural gas per year. Natural gas prices and availability are affected by weather conditions and overall economic conditions. We have constructed our own natural gas pipeline for the Aberdeen plant. This pipeline originates at a mainline and allows our Aberdeen plant to source gas from various national marketers without paying transportation cost to the local utility. Our Huron plant does not have an owned pipeline and is subject to additional transportation charges. The Huron plant generally purchases its natural gas from national suppliers. Natural gas prices can be volatile; therefore from time to time we use hedging strategies to reduce our exposure to natural gas price fluctuations.

Shipment of Ethanol by Rail Car

We transport our ethanol to our customers primarily via tanker rail cars. As of September 30, 2016, we are leasing ethanol tank cars under leases that expire at varying times over the next four years. Over the past several years, there have periodically been periods of increased rail traffic congestion throughout the United States, primarily due to the increase significant in cargo trains carrying shale oil. From time to time, this congestion has affected our ability to have our tanker rail cars return to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints. To mitigate this risk, the Company added one million gallons of denatured ethanol storage at the Aberdeen plant which became operational in January 2015. The Company may also consider additional storage capacity at the Huron plant in the future.

ENVIRONMENTAL MATTERS

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. Any violation of these laws and regulations or permit conditions could result in substantial fines, natural resource damage, criminal sanctions, and damage claims from third parties, and permit revocations or facility shutdowns. We believe we are currently in substantial compliance with environmental laws and regulations and do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. However, our business is still subject to risks associated with environmental and other regulations and associated costs. Protection of the environment requires us to incur expenditures for equipment, processes and permitting. We use various pollution control equipment in our production facilities. In the fiscal 2015 first quarter, we installed a Continuous Emissions Monitoring System (“CEMS”) at our Aberdeen plant to enable us to burn increased levels of natural gas while ensuring compliance with emissions regulations. The total capital expenditure related to the bag house and CEMS unit was approximately $420,000.

EMPLOYEES

As of December 1, 2016, we had 60 full-time employees. None of our employees are covered by a collective bargaining agreement.

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

In August 2009, we and each of our then current directors, South Dakota Wheat Growers Association, CEC and Hawkeye executed a Voting Agreement (the “Voting Agreement”). The Voting Agreement, among other things, requires the parties to (a) nominate for election to the board two designees of Hawkeye, two designees of CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of these designees, (c) vote (or act by written consent) all units (or other voting equity securities) of the Company they beneficially own, hold of record or otherwise control at any time, in person or by proxy, to elect each of the designees to the board, (d) not take any action that would result in (and take any action necessary to prevent) the removal of any of the designees from the board or the increase in the size of the board to more than nine members without the consent of the Hawkeye, CEC and Chief Executive Officer, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. The Company has also granted Hawkeye board observation rights under the Voting Agreement. At December 1, 2016, the parties to the Voting Agreement held in the aggregate approximately 46% of the outstanding units of the Company.

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

We are required to sell substantially all of our ethanol to NGL Energy Partners LP, which may place us at a competitive disadvantage and reduce profitability.

The Company’s operating subsidiary, ABE South Dakota, has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. These ethanol marketing agreements expire on June 30, 2019.

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

As noted above, we currently have agreements with a third-party marketing firm, NGL, to market all of the ethanol we produce at our facilities. We also contract with third parties to market the sale of most of the distillers’ grains produced at our South Dakota plants, and corn oil produced at the Aberdeen plant. We also begin producing corn oil at the Huron plant in October 2016. If the ethanol or co-product marketers breach their contracts or do not have the ability, for financial or other reasons, to market all of the ethanol we produce or to market the co-products produced at the South Dakota plants, we may not have any readily available alternative means to sell our products. Our lack of a sales force and reliance on these third parties to sell and market most of our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and co-products may result in lower revenues and reduced profitability.

We are exposed to credit risk resulting from non-payment by significant customers.

We have a concentration of credit risk because our ABE South Dakota subsidiary generally sells all of its ethanol to a single customer. Although we typically receive payments within twenty days from the date of sale for our ethanol, distillers’ grains and corn oil, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Our credit risk concentrations for inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to pay our accounts receivable or to deliver us inventory for advance payments we made may cause us to experience losses and may adversely affect our liquidity and our ability to make our payments when due. As of September 30, 2016, the total receivable balance at ABE South Dakota was $4.6 million, of which 97% was due from three customers.

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

Ethanol has historically traded at a discount to gasoline; however with the recent volatility in oil and gas prices, ethanol prices have also fluctuated. When ethanol trades at a discount to gasoline it encourages discretionary blending, thereby increasing the demand for ethanol beyond required blending rates. Conversely, when ethanol trades at a premium to gasoline, there is a disincentive for discretionary blending and ethanol demand is negatively affected. Consequently, ethanol pricing and demand may also be volatile, which makes it difficult to manage profit margins and which could result in a material adverse effect on our business, results of operations and financial condition.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we use in our manufacturing process.

Natural gas costs represented approximately 4.2% of our cost of goods sold in the year ended September 30, 2016. We rely upon third parties for our supply of natural gas that we consume to produce ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, hurricanes in the Gulf of Mexico, and the expansion of hydraulic fracturing in the U.S. over the past several years, which has expanded domestic supplies, and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to produce ethanol. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. Natural gas prices over the period from October 1, 2012 through September 30, 2016, based on the New York Mercantile Exchange or NYMEX, daily futures data, have ranged from a low of $2.44 per million British Thermal Units, or mmbtu, on April 27, 2015 to a high of $6.49 per mmbtu on February 24, 2014. At September 30, 2016, the NYMEX price of natural gas was $3.24 per mmbtu.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results.

We are exposed to a variety of market risks, including the effects of changes in commodity prices. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. We cannot ensure that we will not experience hedging losses in the future. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, failure to have adequate capital to use various hedging strategies, may expose us to substantial risk of loss, or result in a loss for our company. As of September 30, 2015 and 2016, we did not have any derivative contracts outstanding.

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

We depend on certain key personnel, and the loss of any of these persons may prevent us from implementing our business plan in an effective and timely manner.

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

According to the RFA, domestic ethanol production capacity has increased dramatically from 1.7 billion gallons per year in January 1999 to 15.4 billion gallons per year as of December 2016. In addition to this increase in production capacity, excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply, which could result from a number of factors, including but not limited to, regulatory developments, reduced exports and reduced gasoline consumption in the U.S. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. In August 2012, the Federal government issued regulations to increase fuel efficiency and reduce greenhouse gas pollution for all new cars and trucks sold in the United States. These new standards will cover cars and light trucks for Model Years 2017-2025, requiring performance equivalent to 54.5 mpg in 2025. These standards are likely to reduce the overall demand for gasoline, and therefore ethanol.

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

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. In 2015, the United States consumed 13.95 billion gallons of ethanol representing 9.9% of the 140.43 billion gallons of finished motor gasoline consumed, according to the U.S Energy Information Administration (“EIA”). Ethanol plants in the United States produced 14.8 billion gallons in 2015, approximately 0.5 billion gallons more than were produced in 2014. The demand for ethanol is affected by what is commonly referred to as the “blending wall”, which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 140.43 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 14.0 billion gallons of ethanol per year. In order to expand demand for ethanol, higher percentage blends must be used in standard vehicles.

To drive growth in ethanol usage, Growth Energy requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. A final decision, announced on October 13, 2010, allows for E15 usage in 2007 and newer vehicles, and was updated on January 21, 2011 to include 2001 to 2006 vehicles. Although regulatory issues remain in many states, E15 is now available in limited locations in 23 states.

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

A current focus in ethanol production research is the development of an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. This focus is driven by governmental mandates including the Renewable Fuels Standard, as most recently amended (“RFS2”), and the fact that cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Furthermore, ethanol produced from cellulose based biomass is generally considered to emit less carbon emission than ethanol produced from corn. If an efficient method of producing ethanol from cellulose-based biomass is developed and commercialized on a large scale, we may not be able to compete effectively. There is currently one commercial scale cellulosic ethanol plants operating. We currently believe it would not be cost-effective for us to convert our existing plants into cellulose-based biomass facilities. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue and operate profitably will be negatively affected.

Competition from new or advanced technology may lessen the demand for ethanol and negatively affect our profitability.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry will offer a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would adversely affect our profitability and reduce the value of our units.

Competition in the ethanol industry could limit our growth and harm our operating results.

The market for ethanol and other biofuels is highly competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, geographic diversity, name recognition and financial, marketing and other resources than we do. We compete directly or indirectly with large companies, such as  Archer Daniels Midland Company; Cargill, Inc.; Flint Hills Resources, LLC; Green Plains Renewable Energy, Inc.; POET, LLC and Valero Energy Corporation and with other companies that are seeking to develop large-scale ethanol plants and alliances. Pressure from our competitors could require us to reduce our prices or increase our spending for marketing, which would erode our margins and could have a material adverse effect on our business, financial condition and results of operations.

Imported ethanol may be a less expensive alternative to domestic ethanol, which would cause us to lose market share and reduce the value of your investment.

Brazil is currently the world’s second largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which can be less costly to produce than U.S. corn-based ethanol. Now that import tariffs have been removed, a significant barrier to entry into the U.S. ethanol market has been eliminated. Competition from ethanol imported from Brazil or Caribbean or Central American countries may affect our ability to sell our ethanol profitably.

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

There have been periodic significant increases in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil. From time to time, this congestion has and may continue to affect our ability to have our tanker rail cars return to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints. In response to the rail congestion issues we constructed an additional one million gallons of denatured ethanol storage at our Aberdeen, South Dakota plant. The additional storage became operational in January 2015 and increased the total denatured ethanol storage at the Aberdeen plant to approximately two million gallons. We are evaluating whether to add ethanol storage at our Huron, South Dakota plant.

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

The use and demand for ethanol and its supply are affected by federal and state legislation and regulation, most significantly the Renewable Fuels Standard; any changes in applicable legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, and the ability to operate at a profit.

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

On November 23, 2016, the EPA announced final RVO requirements for the RFS for calendar year 2017. The conventional biofuel requirement of 15 billion gallons is an increase from the 14.8 billion gallons in the rule proposed in May 2016. This final rule achieves the statutory requirement level as originally set by Congress when the RFS was enacted. However, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

Current ethanol production capacity is approximately 15.4 billion gallons according to the RFA. Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

The U.S. Department of Transportation will require the tanker cars we use to transport ethanol to be replaced or retrofitted to meet new rail safety standards.

We use tanker rail cars to transport the majority of the ethanol produced at our facilities. We currently have 272 tanker cars under lease. The tanker cars used by our company and the rest of the ethanol industry are DOT-111 tanker cars; these are the same type of tanker cars used by the oil industry to transport crude oil.

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

In November 2015, in response to Food Safety and Modernization Act (“FSMA”) implemented in 2011, the Food and Drug Administration (“FDA”) issued final rules for Current Good Manufacturing Practices (“CGMP”): Hazard Analysis, Risk-Based Preventative Controls and Oversight and Management of Preventative Controls for human and animal food facilities. The final rules require FDA-registered food facilities to address safety concerns for sourcing, manufacturing and shipping food products through food safety programs and plans, which includes conducting hazard analyses, developing risk-based preventative controls and monitoring, and addressing intentional adulteration, recalls, sanitary transportation and supplier verification.  The implementation of the final rule varies depending on the size of the organization and other criteria.  We are subject to CGMP compliance beginning September 2017 with preventive controls becoming effective one year later.  We are currently in the process of preparing a detailed compliance plan using third party resources and training our employees on the requirements of FSMA. Implementation of the final regulations may change our operating procedures for the production, handling and sale of distillers’ grains, and may increase our operating and compliance costs.

Actions by the Chinese government may limit the sale of distillers’ grains to China.

China is currently the largest export market for U.S. dry distillers’ grains. China imported 6.3 million metric tons in 2015, or approximately one half of all distillers’ grains exported. In late 2013, the Chinese government signaled its intent to regulate the quality of food imports into China. To achieve this goal, the China AQSIQ (General Administration of Quality Supervision, Inspection and Quarantine) agency indicated that it would require U.S. food producers to register and comply with Chinese food preparation guidelines, and the U.S. government to monitor the production of food products in the U.S. that are exported to China, in a manner similar to the system proposed under the FSMA.

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

In late December 2014, Chinese officials lifted the ban on MIR162, thereby re-opening the market for distiller’s grains exports to China. Once the ban had been lifted, China resumed imports of distiller’s grains. If China were to reinstate the ban on MIR162 or take similar action, it could decrease demand for distillers’ grains and decrease distillers’ grain prices in the United States’ domestic market by decreasing worldwide demand.

Chinese investigations into United States distillers grains exports into China could negatively affect the demand and pricing for distillers grains.

In January 2016, China’s Ministry of Commerce (“MOC”) launched anti-dumping and countervailing duties investigations into U.S. distillers grains being imported into China. The anti-dumping investigation is in response to claims made by Chinese producers that U.S. distillers grains were being sold at prices below normal value, thereby damaging the domestic industry.  The countervailing duties investigation is in response to claims that U.S. distillers grain exports are subsidized by the U.S. government. On September 23, 2016, China's MOC issued a preliminary duty of 33.8 percent for all producers related to the antidumping investigation on U.S. distillers grain, due at the time of product arrival.  On September 28, 2016, MOC issued preliminary duties of between 10 and 10.7 percent, depending on the producer of the product, related to the countervailing duty investigation on U.S. distillers grain; this is also due at time of product arrival.  These duties were larger than expected and market prices for U.S. distillers began to drop following the imposition of these duties.

China is the world’s largest importer of distillers grain, and accounted for 50 percent of the U.S. distillers exports in 2015.  We cannot estimate the exact effect these duties will have on the overall domestic distillers grains market.  However, the U.S. is the world's largest exporter of distillers grains, and if the duties remain in place once the MOC makes a final determination on its investigations, it will likely continue to reduce distillers grains prices in the domestic market by decreasing worldwide demand for distillers grains.

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

We are subject to extensive air, water and other environmental regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. In addition, the plants we operate or manage need to maintain a number of environmental permits. Each ethanol plant we operate or manage is subject to environmental regulation by the State of South Dakota and by the EPA. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts on the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations or facility shutdowns, liability for the costs of investigation or remediation and for damages to natural resources. Our operating subsidiary may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials from those plants.

Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time during operation of an ethanol plant. If this occurs, our operating subsidiary could be required to spend significant resources to remedy the issues and may limit operation of the ethanol plant. Our operating subsidiary may be liable for the investigation and cleanup of environmental contamination that might exist or could occur at each of the properties that it owns or operates where it handles hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, our operating subsidiary may be responsible under the CERCLA (otherwise known as the “Superfund Act”) or other environmental laws for all or part of the costs of investigation and remediation, and for damages to natural resources. Our operating subsidiary may also be subject to related claims by private parties, including our employees and property owners or residents near the plants, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those plants. Additionally, employees, property owners or residents near our ethanol plants could object to the air emissions or water discharges from our ethanol plants. Ethanol production has been known to produce an unpleasant odor. Environmental and public nuisance claims or toxic tort claims could be brought against us as a result of this odor or their other releases to the air or water. Some of these matters may require us to expend significant resources for investigation, cleanup, installation of control technologies or other compliance-related items, or other costs.

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

Unit holders will be required to pay tax on their allocated shares of our taxable income. It is likely that a unit holder will receive allocations of taxable income in some years that result in a tax liability that is in excess of any cash distributions we may make to the unit holder in that year. Among other things, this result might occur due to accounting methodology, lending covenants that restrict our ability to pay cash distributions, or our decision to retain the cash generated by the business to fund our operating activities and obligations. In the event unit holders have used prior tax losses to offset non-ABE taxable income, the use of these losses may result in future tax liability.

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

ITEM 2.	PROPERTIES

The table below provides a summary of our ethanol plants in operation as of September 30, 2016. We currently own each of these facilities.

Location	Opened	Estimated Annual Ethanol Production(3)	Estimated Annual Distillers’ Grains Production(1)	Estimated Annual Corn Oil Production	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000s Tons)	(000s lbs)	(Million bushels)
Aberdeen, SD(2)	January 2008	48	134	11,561	15.7	Natural Gas
Huron, SD	September 1999	32	97	5,717	11.4	Natural Gas
Consolidated		80	231	17,278	27.1

(1)	Our plants produce and sell wet, modified, and dried distillers’ grains. The stated quantities are on a fully dried basis operating at nameplate capacity.
(2)

Our plant at Aberdeen consists of two production facilities that operate on a separate basis. The larger plant is represented in table above. In April 2016, the Company ceased operations at its smaller, nine million gallon facility in Aberdeen due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with the weak margin environment. The Company decided during its fourth quarter not to resume operations at this facility in the future and, accordingly, has impaired the value of this asset on its financial statements to an estimated salvage value of $200,000, which resulted in a loss of $1,584,000 in the fourth quarter of fiscal 2016.

(3)     Actual permitted gallons are 65.7 million for Aberdeen and 42.0 million for Huron totaling 107.7 million gallons.

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

Under the ABE South Dakota, LLC security agreement with AgCountry (defined below), AgCountry holds a first priority security interest and mortgage in all inventory, accounts receivable, intangibles, equipment, fixtures, buildings, and a first mortgage in land owned or leased by ABE South Dakota.

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

Holders

There were 1,541 holders of record of our units as of December 1, 2016.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during fiscal 2016.

Distributions

In December 2012, after the sale of the Fairmont facility, we paid a distribution of $4.15 per unit to our unit holders. Our board of directors declared a cash distribution of $0.31 per unit on September 18, 2013, which was paid out in October 2013. In June 2014, our board of directors declared a cash distribution of $0.48 per unit, which was paid out in June 2014. We did not make any distributions in the fiscal year ended September 30, 2016. Subject to any loan covenants or restrictions with any lenders, we may elect to make future distributions to our members in proportion to the units that each member holds relative to the total number of units outstanding. There can be no assurance that we will ever be able to pay any subsequent distributions to our unit holders.

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

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities in fiscal 2016.

Securities Authorized for Issuance under Equity Compensation Plans

The equity securities outstanding as of September 30, 2016 under equity compensation plans are the January 2013 Unit Appreciation Rights, a unit appreciation right of 12,500 units, and an equity award of 100,000 units.  Each of the equity awards are to the Company’s Chief Executive Officer Richard Peterson. The following table provides information as of September 30, 2016 with respect to Company’s Units under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	200,000	$0.36	None
Equity compensation plans not approved by security holders	12,500	$1.00	None
Equity compensation plans not approved by security holders	100,000	$0.97	None
Total	312,500		None

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated income statement data and other financial data for the years ended September 30, 2013 and 2012 and as of September 30, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of September 30, 2016 and 2015 and the selected consolidated income statement data and other financial data for each of the three years in the period ended September 30, 2016 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

This selected financial data includes comparative income statement data whose presentation has been adjusted for the effects of discontinued operations, due to the sale of the Fairmont facility in December 2012.

	Years Ended September 30,
	2016	2015	2014	2013(1)	2012
	(in thousands, except per unit data)
Income statement data:
Ethanol and related product sales	$144,695	$151,706	$198,347	$240,745	$230,499
Other revenues	183	411	430	1,242	366
Total net sales	144,878	152,117	198,777	241,987	230,865
Cost of goods sold	145,367	151,511	165,171	240,056	233,241
Gross profit (loss)	(489)	606	33,606	1,931	(2,376)
Selling, general and administrative expenses	3,267	2,999	4,833	6,760	6,265
Asset impairment	1,584	-	-	-	-
Operating income (loss)	(5,340)	(2,393)	28,773	(4,829)	(8,641)
Other income	310	427	1,383	270	59
Interest expense	(914)	(147)	(710)	(2,884)	(608)
Interest income	51	22	35	19	37
Income (loss) from continuing operations	(5,893)	(2,091)	29,481	(7,424)	(9,153)
Income (loss) from discontinued operations	—	—	-	79,179	(614)
Net income (loss)	$(5,893)	$(2,091)	$29,481	$71,755	$(9,767)
Basic weighted units outstanding	25,411	25,411	25,411	25,333	24,714
Diluted weighted units outstanding	25,411	25,411	25,411	25,333	24,734
Income (loss) per unit basic	$(0.23)	$(0.08)	$1.16	$2.83	$(0.40)
Income (loss) per unit diluted	$(0.23)	$(0.08)	$1.16	$2.83	$(0.40)

	As of September 30,
	2016	2015	2014	2013	2012
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$15,416	$16,566	$21,982	$27,796	$11,210
Property and equipment, net	32,431	41,155	49,644	58,645	151,654
Total assets	60,033	72,788	87,617	112,541	211,637
Total debt	27,593	32,654	45,563	77,847	132,734
Total equity	26,523	32,416	34,507	17,223	55,883

(1)	The fiscal 2013 results include the sale of the Fairmont facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Management’s Discussion and Analysis section discusses the Company’s results of operations for the years ending September 30, 2016, 2015 and 2014, together with its balance sheets as of September 30, 2016, and 2015.

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

Location	Opened	Estimated Annual Ethanol Production(3)	Estimated Annual Distillers’ Grains Production(1)	Estimated Annual Corn Oil Production	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000s Tons)	(000s lbs)	(Million bushels)
Aberdeen, SD(2)	January 2008	48	134	11,561	15.7	Natural Gas
Huron, SD	September 1999	32	97	5,717	11.4	Natural Gas
Consolidated		80	231	17,278	27.1

(1)	Our plants produce and sell wet, modified, and dried distillers’ grains. The stated quantities are on a fully dried basis operating at full production capacity.
(2)

Our plant at Aberdeen consists of two production facilities that operate on a separate basis. The larger plant is represented in table above. In April 2016, the Company ceased operations at its smaller, nine million gallon facility in Aberdeen due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with the weak margin environment. The Company decided during its fourth quarter not to resume operations at this facility in the future and, accordingly, has impaired the value of this asset on its financial statements to an estimated salvage value of $200,000, which resulted in a loss of $1,584,000 in the fourth quarter of fiscal 2016.

(3)	Actual permitted gallons are 65.7 million for Aberdeen and 42.0 million for Huron totaling 107.7 million gallons.

We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We believe that these plants are adequately insured for replacement cost plus related disruption expenditures.

PLAN OF OPERATIONS THROUGH SEPTEMBER 30, 2017

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

RESULTS OF OPERATIONS

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2016 and fiscal 2015 for our South Dakota plants only:

	Year Ended September 30, 2016		Year Ended September 30, 2015
Product Sales Information	Quantity	Average Price	Quantity	Average Price
	(In thousands)		(In thousands)
Ethanol (gallons)	87,790	$1.32	84,378	$1.42
Distillers grains (tons)	231	$112.79	182	$168.64
Corn Oil (pounds)	10,566	$0.23	5,959	$0.21

Product Cost Information	Quantity	Average Price	Quantity	Average Price
Corn (bushels)	30,649	$3.34	29,903	$3.38
Natural Gas (therms)	2,311	$2.62	2,360	$3.80

Net Sales

Net sales for fiscal 2016 were $144.9 million, compared to $152.1 million for fiscal 2015, a decrease of $7.2 million or 5%. The decrease was a result of lower net ethanol and distillers’ prices, partially offset by an increase in ethanol gallons,  distillers’ tons, and corn oil pounds sold. The decline in ethanol and distillers prices is the result of various factors including but not limited to market demand for our products, the spread between ethanol/distillers and corn prices and overall gasoline demand. Ethanol gallons sold increased 3.4 million gallons or 4% in fiscal 2016, compared to fiscal 2015. Ethanol gallons and distillers’ tons sold were favorably affected by increased production efficiency in fiscal 2016.

Cost of Goods Sold

Cost of goods sold for fiscal 2016 was $145.4 million, compared to $151.5 million for fiscal 2015, a decrease of $6.1 million. A decrease in corn costs represented a portion of the fiscal 2016 decline in cost of goods sold in fiscal 2016. Corn costs represented 70.4% and 66.7% of cost of sales for the fiscal years 2016 and 2015, respectively. Corn prices declined approximately 1% in fiscal 2016 from fiscal 2015, and we used 3% more corn bushels in fiscal 2016 than in fiscal 2015, resulting from higher ethanol production in fiscal 2016.

Natural gas costs represented 4.2% and 5.9% of cost of sales for fiscal years 2016 and 2015, respectively. The cost of natural gas per mmbtu decreased 31% in fiscal 2016, compared to fiscal 2015. The decreased cost of natural gas in fiscal 2016 was due to record ending stocks coming out of the build season in March 2016, which drove prices lower in fiscal 2016.  The record ending stocks were driven by lower overall natural gas demand in 2015.  The lower demand was driven by a cool summer in 2015, which led to lower air conditioning usage, and warmer than normal winter months which led to lower heating needs in the winter months of late 2015 and early 2016.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs increased by approximately $0.3 million to $3.3 million in fiscal 2016, compared to fiscal 2015. As a percentage of net sales, fiscal 2016 selling, general and administrative expenses increased to 2.2%, compared to 2.0% for fiscal 2015. The increase was primarily a result of $0.2 million non-recurring expenses in fiscal 2016.

Asset Impairment

Expense related to asset impairment for fiscal 2016 was $1.6 million, compared to no asset impairment expense for fiscal 2015. The $1.6 million of expense in fiscal 2016 was the result of the Company’s decision not to resume operations at its smaller Aberdeen plant in the fourth quarter of fiscal 2016.

Interest Expense

Interest expense for fiscal 2016 was $0.9 million, compared to $0.1 million for fiscal 2015, an increase of $0.8 million. Fiscal 2016 interest expense included $1.1 million of variable rate interest related to our outstanding debt and $0.1 million of amortization of deferred financing costs. These fiscal 2016 interest expense items were offset by $0.3 million of amortization of deferred gain resulting from the troubled debt restructuring that occurred in 2010. Fiscal 2015 interest expense included $1.5 million of variable rate interest related to our outstanding debt and $0.1 million of waiver fee amortization. These fiscal 2015 interest expense items were offset by the amortization of $1.5 million of deferred gain from the troubled debt restructuring in 2010.

As a result of debt sweep payments made to the 2010 Credit Agreement during fiscal 2015 and 2016, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. Therefore, as a result of the prepayments made during fiscal 2015 and the final payment on the 2010 Credit Agreement in fiscal 2016, gains of approximately $322,000 and $325,000 were recognized as other income during fiscal years ended September 30, 2015 and September 30, 2016, respectively.

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2015 and fiscal 2014 for our South Dakota plants only:

	Year Ended September 30, 2015		Year Ended September 30, 2014
Product Sales Information	Quantity	Average Cost	Quantity	Average Cost
	(In thousands)		(In thousands)
Ethanol (gallons)	84,378	$1.42	77,896	$2.07
Distillers grains (tons)	182	$168.64	159	$222.08
Corn Oil (pounds)	5,959	$0.21	7,192	$0.25

Product Cost Information	Quantity	Average Price	Quantity	Average Price
Corn (bushels)	29,903	$3.38	27,690	$3.94
Natural Gas (therms)	2,360	$3.80	2,307	$6.74

Net Sales

Net sales for fiscal 2015 were $152.1 million, compared to $198.8 million for fiscal 2014, a decrease of $46.7 million or 24%. The decrease was a result of lower net ethanol and distillers’ prices, partially offset by an increase in ethanol gallons and distillers’ tons sold. The decline in ethanol and distillers prices is the result of various factors including but not limited to market demand for our products, the spread between ethanol/distillers and corn prices and overall gasoline demand. Ethanol gallons sold increased 6.5 million gallons or 8% in fiscal 2015, compared to fiscal 2014. Ethanol gallons and distillers’ tons sold were favorably affected by increased production efficiency in fiscal 2015. In fiscal 2014, ethanol gallons sold were negatively affected by overall rail service issues that directly affected our ability to maintain production rates at various times throughout fiscal 2014. These reduced fiscal 2014 production rates also negatively affected net distillers’ sales in that year.

Cost of Goods Sold

Cost of goods sold for fiscal 2015 was $151.5 million, compared to $165.2 million for fiscal 2014, a decrease of $13.7 million. A decrease in corn costs represented a majority of the fiscal 2015 decline in cost of goods sold in fiscal 2015. Corn costs represented 66.7% and 66.1% of cost of sales for the fiscal years 2015 and 2014, respectively. Corn prices declined approximately 14% in fiscal 2015 from fiscal 2014. This decrease in corn prices was primarily driven by a record corn harvest in the fall of 2014, resulting in a significant increase in the supply of corn available to the market. Additionally, the U.S. faced increased competition for corn exports due to an increase in the value of the U.S. dollar against other currencies and strong corn production in South America, which also drove corn prices lower. We used 8% more corn bushels in fiscal 2015 than in fiscal 2014.

Natural gas costs represented 5.9% and 9.4% of cost of sales for fiscal years 2015 and 2014, respectively. The cost of natural gas per mmbtu decreased 44% in fiscal 2015, compared to fiscal 2014. The decreased cost of natural gas in fiscal 2015 was due to the record high prices experienced in fiscal 2014, which were driven by extremely cold temperatures and other service disruptions experienced primarily between December 2013 and March 2014, resulting in higher fiscal 2014 natural gas prices throughout the U. S. Although our overall fiscal 2015 production was higher than in fiscal 2014, our natural gas consumption was consistent with fiscal 2014. This was due to fiscal 2014 factors that increased our natural gas consumption, including colder temperatures and our approximately 10% increase in the production of dried distillers’ compared to modified/wet distillers’.

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

Interest Expense

Interest expense for fiscal 2015 was $0.1 million, compared to $0.7 million for fiscal 2014, a decrease of $0.6 million. Fiscal 2015 interest expense included $1.5 million of variable rate interest related to our outstanding debt and $0.1 million of waiver fee amortization. These fiscal 2015 interest expense items were offset by the amortization of $1.5 million of deferred gain from the troubled debt restructuring in 2010. Fiscal 2014 interest expense included $2.7 million of variable rate interest related to our outstanding debt, $0.3 million of default interest and $0.1 million of waiver fee amortization. The preceding fiscal 2014 interest expense items were offset by the amortization of $2.4 million of deferred gain from the troubled debt restructuring in 2010.

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

Changes in Financial Position for the Year ended September 30, 2016

Current Assets

The decrease in current assets at September 30, 2016 compared to September 30, 2015 of $3.9 million was primarily due to principal, interest and other debt payments of $5.0 million, offset by cash generated from operations of $1.7 million.

Property, Plant and Equipment

The $8.9 million decrease in property, plant and equipment at September 30, 2016 compared to September 30, 2015 was primarily due to recognition of $9.6 million of depreciation expense, $1.6 million loss on impairment and disposals and $0.2 million for the salvage value of the smaller Aberdeen plant reclassified to other assets in fiscal 2016, offset by $2.5 million of capital expenditures.

Current Liabilities

Accounts payable and accrued expenses decreased by $1.8 million at September 30, 2016 compared to September 30, 2015. The primarily reason for the decrease is due to the amount of corn payable.   At September 30, 2016 there was $2.0 million or 8 days of corn payable compared to $3.2 million or 13 days corn payable as of September 30, 2015.  Additionally there is a difference of timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt decreased by $1.7 million at September 30, 2016 compared to September 30, 2015. The decrease was due to (i) our payment of the restructuring and waiver fee of $3.1 million at the time of the debt refinancing in December 2015, (ii) the amortization of $87,000 of deferred waiver and financing fees, and (iii) $86,000 of the current portion of deferred financing costs incurred at the time of the 2015 debt refinancing that we are amortizing over the term of the loan.  These items were offset by $307,000 in amortization of additional carrying value of long-term debt, $322,000 of gain recognition related to the carrying value of long-term debt, and a $1.0 million increase in the annual debt amortization of the 2015 Credit Agreement versus the 2010 Credit Agreement.

Long-term debt decreased by $3.3 million at September 30, 2016 compared to September 30, 2015. This decrease was due to $2.0 million debt payments, a $1.0 million increase in the annual debt amortization of the 2015 Credit Agreement versus the 2010 Credit Agreement, and $0.3 million of long-term deferred financing costs.

CAPITAL RESOURCES

During fiscal 2016, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has minimal activity following the sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions under the 2015 Credit Agreement with AgCountry.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $5.1 million on hand at September 30, 2016. ABE did not have any debt outstanding as of September 30, 2016.

From time to time, ABE may receive certain allowable distributions from ABE South Dakota, subject to compliance with the terms and conditions of the 2015 Credit Agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2016 financial results.

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota, agreed to post a $2.5 million irrevocable and non-transferable standby letter of credit in May 2012 for the benefit of NGL Crude Logistics, LLC (“NGL” f/k/a Gavilon) as security for the payment obligations of ABE South Dakota under certain agreements with NGL. The Company deposited $2.5 million in a restricted account as collateral for this letter of credit and classified it as restricted cash. Effective May 15, 2014, the letter of credit and corresponding deposit of collateral was decreased by $1.0 million in conjunction with an amendment to the rail car sublease. Effective June 27, 2016, the letter of credit and corresponding deposit of collateral was decreased by $0.5 million in conjunction with an amendment to the rail car sublease. We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $0.0 million on hand at September 30, 2016.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $10.2 million  on hand at September 30, 2016. As of September 30, 2016, ABE South Dakota had interest-bearing term debt outstanding of $28.0 million.

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at December 1, 2016 was 0.53%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan.

The $10.0 Revolving Term Facility also has a Variable Rate equal to the one month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company makes quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points.

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

The 2015 Credit Agreement also included financial and non-financial covenants that limit distributions and debt and require minimum working capital, owner’s equity, current ratio, debt to EBITDA ratio, and fixed charge coverage ratios. Those covenants, as amended, include the following:

•

ABE South Dakota has a minimum working capital requirement of $10.0 million beginning at loan closing, increasing to $12.75 million at September 30, 2016 and thereafter. Working capital is calculated as (i) (a) current assets plus (b) the amount available under the Revolving Term Facility, less (ii) current liabilities, measured quarterly.

•

ABE South Dakota’s owner’s equity ratio was the ratio of (i) net worth divided by (ii) total assets. This ratio was to be measured annually at fiscal year-end and would have increased by 2% each fiscal year, from 40% at September 30, 2015, until a 50% ratio was achieved and maintained. This covenant was eliminated by the First Amendment (as defined below).

•	ABE South Dakota must maintain a ratio of current assets to current liabilities of not less than 1.2 to 1.0.
•

ABE South Dakota’s debt to EBITDA ratio must be less than 4.00:1.00. Debt is defined as total interest bearing debt, while EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. The debt to EBITDA ratio will be measured quarterly, but tested annually at each fiscal year end.

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

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the Master Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for the 2016 Term Loan is $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  Beginning January 1, 2017, the Company must begin making quarterly payments of accrued interest on the 2016 Term Loan.  Beginning April 1, 2017, the Company must begin making quarterly principal payments of $212,500 on the 2016 Term Loan. As of September 30, 2016 no funds had been drawn from this loan.  Funds were drawn subsequent to the end of the Company’s fiscal year, and the balance outstanding as of December 23, 2016 was $1.1 million.

Amendment and Waivers to 2015 Credit Agreement

On September 28, 2016, ABE South Dakota entered into a Limited Waiver and First Amendment to Master Credit Agreement (“First Amendment”) to (i) eliminate the Owner’s Equity Ratio Covenant, (ii) temporarily increase the Capital Expenditures Covenant to $3.0 million for fiscal 2016 to finance the corn oil extraction system at the Huron plant, and (iii) waive other obligations related to the post closing agreement.

On November 19, 2016, ABE South Dakota received a waiver to the 2015 Credit Agreement from AgCountry that waived certain Events of Default related to the Working Capital requirement and the Total Outstanding Debt to EBITDA Ratio at September 30, 2016.

2010 Senior Credit Agreement

ABE South Dakota entered into an Amended and Restated Senior Credit Agreement effective as of June 18, 2010, and amended on December 9, 2011 (the “2010 Senior Credit Agreement”) among ABE South Dakota, the lenders from time to time party thereto, and an Administrative Agent and Collateral Agent. The principal amount of the term loan facility was payable in quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. Loans outstanding under the 2010 Senior Credit Agreement were subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows.

ABE South Dakota agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans were repaid in full. ABE South Dakota recorded the restructuring fee as long-term, non-interest bearing debt. ABE South Dakota was also obligated to pay the final installment of a waiver fee to the senior lenders in March, 2016. The original waiver fee was $275,000 of which $68,750 was payable in March 2016. The Company recorded this fee as non-interest bearing debt on its consolidated balance sheet, and amortized the fee to interest expense over the remaining life of the debt.

ABE South Dakota’s obligations under the 2010 Senior Credit Agreement were secured by a first-priority security interest in all of the equity in and assets of ABE South Dakota. ABE South Dakota was allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. The 2010 Senior Credit Agreement and the related loan documentation included, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota was required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the 2010 Senior Credit Agreement. The 2010 Senior Credit Agreement contained customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control.

In connection with closing the 2015 Credit Agreement, ABE South Dakota paid in full all amounts outstanding under the 2010 Senior Credit Agreement, including $29.0 million of principal, accrued interest, the $3.0 restructuring fee, and the waiver fee of $68,750, and all security interests of the prior lenders were extinguished.

CASH FLOWS

The following table shows our cash flows for the years ended September 30:

	Years Ended September 30
	2016	2015	2014
	(In thousands)	(In thousands)	(In thousands)
Net cash provided by operating activities	$1,723	$7,005	$39,401
Net cash provided by (used in) investing activities	1,196	(1,214)	3,541
Net cash used in financing activities	(4,069)	(11,207)	(48,756)

Cash Flow from Operations

Our cash flows from operations in fiscal 2016 were lower compared to fiscal 2015, primarily due to decreased margins in fiscal 2016.

Our cash flows from operations in fiscal 2015 were higher compared to fiscal 2014, primarily due to decreased margins in fiscal 2015.

Cash Flow from Investing Activities

We received more cash from investing activities in fiscal 2016 compared to fiscal 2015, primarily as a result of entering into the 2015 Credit Agreement with AgCountry which eliminated restricted cash requirements of $3.1 million.  The change in restricted cash was offset by capital expenditures, primarily consisting of the addition of a corn oil system at the Huron plant, as well as a change in estimate on the useful life of process equipment.

We received less cash from investing activities in fiscal 2015 compared to fiscal 2014, primarily due to capital expenditures, including the fiscal 2015 addition of one million gallons of ethanol storage at our Aberdeen plant. In fiscal 2015, our restricted cash balances decreased due to the use of the ABE South Dakota capital expenditure account to fund the ethanol storage facility.

Cash Flow from Financing Activities

We used less cash for financing activities in fiscal 2016 versus 2015 primarily due to lower overall debt payments. In fiscal 2016, we received $30.0 million in proceeds from the 2015 Credit Agreement and used $34.1 million for payments on debt, including $2.0 million toward normal principal payments and $32.1 million to satisfy all remaining obligations of the 2010 Senior Credit Agreement.  This resulted in a net use of cash from financing activities of $4.1 million in fiscal 2016, compared to $11.0 million used for principal payments and $0.2 million for the payment of waiver fees in fiscal 2015.

We used less cash for financing activities in fiscal 2015 versus 2014 primarily due to lower overall debt payments. In fiscal 2015, we used $11.0 million toward normal principal and debt sweep payments at ABE South Dakota compared to $28.7 million for these payments in Fiscal 2014. In fiscal 2014, an additional $20.1 million went to pay distributions to members in October 2014 and June 2014.

CREDIT ARRANGEMENTS

A summary of debt in effect at September 30, 2016 is as follows (in thousands, except percentages)(1):

	September 30, 2016 Interest Rate	September 30, 2016	September 30, 2015
ABE South Dakota:
Senior debt principal—variable	4.01%	28,000	29,000
Restructuring fee	N/A	-	3,024
Deferred financing costs	N/A	(407)	-
Additional carrying value of restructured debt	N/A	-	630
Total outstanding		$27,593	$32,654
Additional carrying value of restructured debt	N/A	-	(630)
Stated principal		$27,593	$32,024

(1)	Debt in place at September 30, 2015 was under the 2010 Senior Credit Agreement. This debt was refinanced on December 29, 2015 and was replaced with the 2015 Senior Credit Agreement.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2016.

	Years Ending September 30,
	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt obligations(1)	$3,904	$3,904	$3,904	$3,905	$11,976	$-	$27,593
Operating lease obligations(2)	4,025	3,096	2,392	1,007	915	662	12,097
Total contractual obligations	$7,929	$7,000	$6,296	$4,912	$12,891	$662	$39,690

(1)	Amounts represent principal and interest due under our credit facilities, assuming contractual maturities.

(2)	Operating lease obligations consist primarily of rail cars, mobile equipment and office space.

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

Commodity Sales and Purchase Contracts, Derivative Instruments

The Company enters into forward sales contracts for ethanol, distillers and corn oil, and purchase contracts for corn and natural gas. The Company classifies these sales and purchase contracts as normal sales and purchase contracts and accordingly these contracts are not marked to market. These contracts provide for the sale or purchase of an item other than a financial instrument or derivative instrument that will be delivered in quantities expected to be sold or used over a reasonable period in the normal course of business.

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

Although the Company believes its derivative positions are economic hedges, it has not designated any of these positions as hedges for accounting purposes and has recorded its derivative positions on its balance sheet at their fair value, with changes in fair value recognized in current period earnings.

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

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Office equipment	3-7 Years
Process equipment	15 Years
Buildings	40 Years

During the fourth quarter of fiscal 2016, the Company decided to permanently cease operations at its smaller Aberdeen plant.  Accordingly, the Company recorded an impairment of approximately $1.6 million during the fourth quarter of fiscal 2016. In connection with the impairment of the smaller Aberdeen plant, The Company also re-evaluated the estimated lives of process equipment.  Prior to June 30, 2016, the Company used an estimated useful life of 10 years for process equipment.  Based on the re-evaluation, the Company determined a change in estimate was necessary.  Accordingly, the Company adjusted the estimated useful life for process equipment to 15 years in the fourth quarter of fiscal 2016.  As a result of this change in estimate, depreciation expense was reduced by approximately $1.8 million in fiscal 2016 and depreciation in future periods will be reduced to reflect the longer estimated useful life.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of September 30, 2016, we had $28.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.28 million.

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

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the year ended September 30, 2016, sales of ethanol represented 80% of our total revenues and corn costs represented 70% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At September 30, 2016, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.38 and $3.02, respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 18% of our total revenues for the fiscal year ended September 30, 2016. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $87 per ton at September 30, 2016.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 4% of total cost of sales for the year ended September 30, 2016. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At September 30, 2016, the price of natural gas on the NYMEX was $3.24 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts which guaranteed prices on 28% of our ethanol gallons sold through October 2016. At September 30, 2016 we had entered into forward sale contracts representing 100% of our expected distillers’ grains production output through October 2016.

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

	Estimated at Risk Volume(1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.38	$9.9
Distillers grains	0.2	tons	10.0%	87.00	1.7
Corn	27.1	bushels	10.0%	3.02	8.2
Natural gas	2.1	mmbtus	10.0%	3.24	0.7

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

(2)

Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of September 30, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Advanced BioEnergy, LLC

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with U. S. generally accepted accounting principles.

/s/ RSM US LLP

Des Moines, Iowa

December 23, 2016

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	September 30,
	2016	2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,416	$16,566
Accounts receivable:
Trade accounts receivables	4,492	3,990
Other receivables	584	117
Inventories	4,530	4,621
Prepaid expenses	712	743
Current portion of restricted cash	1,000	4,612
Total current assets	26,734	30,649
Property and equipment, net	32,231	41,155
Other assets	1,068	984
Total assets	$60,033	$72,788
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$3,634	$5,379
Accrued expenses	2,243	2,318
Current portion of long-term debt (stated principal amount of $4,000 and $2,024 at September 30, 2016 and September 30, 2015, respectively)	3,904	5,654
Total current liabilities	9,781	13,351
Other liabilities	40	21
Long-term debt (stated principal amount of $24,000 and $27,000 at September 30, 2016 and September 30, 2015, respectively)	23,689	27,000
Total liabilities	33,510	40,372
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(22,115)	(16,222)
Total members’ equity	26,523	32,416
Total liabilities and members’ equity	$60,033	$72,788

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	September 30, 2016	September 30, 2015	September 30, 2014
	(in thousands, except per unit data)
Net sales
Ethanol and related products	$144,695	$151,706	$198,347
Other	183	411	430
Total net sales	144,878	152,117	198,777
Cost of goods sold	145,367	151,511	165,171
Gross profit (loss)	(489)	606	33,606
Selling, general and administrative	3,267	2,999	4,833
Asset impairment	1,584	-	-
Operating income (loss)	(5,340)	(2,393)	28,773
Other income	383	434	1,393
Other expense	(73)	(7)	(10)
Interest income	51	22	35
Interest expense	(914)	(147)	(710)
Net income (loss)	(5,893)	(2,091)	29,481
Weighted average units outstanding—basic & diluted	25,411	25,411	25,411
Net income (loss) per unit—basic & diluted	$(0.23)	$(0.08)	$1.16
Cash distributions declared per unit	$—	$-	$0.48

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Years Ended September 30, 2016, 2015 and 2014

	Member Units	Members’ Capital	Accumulated Deficit	Total
	(Dollars in thousands)
MEMBERS’ EQUITY— September 30, 2013	25,410,851	$60,835	$(43,612)	$17,223
Distribution to members	—	(12,197)	—	(12,197)
Net income	—	—	29,481	29,481
MEMBERS’ EQUITY— September 30, 2014	25,410,851	$48,638	$(14,131)	$34,507
Net loss	—	—	(2,091)	(2,091)
MEMBERS’ EQUITY— September 30, 2015	25,410,851	$48,638	$(16,222)	$32,416
Net loss	—	—	(5,893)	(5,893)
MEMBERS’ EQUITY— September 30, 2016	25,410,851	$48,638	$(22,115)	$26,523

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	September 30, 2016	September 30, 2015	September 30, 2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(5,893)	$(2,091)	$29,481
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	9,579	11,109	10,836
Amortization of deferred financing costs	29	89	89
Amortization of deferred revenue and rent	19	(29)	(29)
Amortization of additional carrying value of debt	(699)	(1,466)	(2,376)
(Gain) on troubled debt restructuring	(322)	(325)	(1,315)
Loss on impairment and disposal of assets	1,593	-	10
Change in working capital components:
Trade accounts receivable	(502)	162	4,351
Other receivable	(467)	(2)	31
Inventories	91	(575)	492
Prepaid expenses	31	(61)	59
Accounts payable	(1,681)	1,110	(1,692)
Accrued expenses	(55)	(916)	(536)
Net cash provided by operating activities	1,723	7,005	39,401
Cash flows from investing activities:
Purchase of property and equipment	(2,579)	(2,614)	(1,674)
Proceeds from the sale of assets, net of transaction costs	47	-	39
Change in other assets	116	67	160
Change in restricted cash	3,612	1,333	5,016
Net cash provided by (used in) investing activities	1,196	(1,214)	3,541
Cash flows from financing activities:
Payments on debt	(34,069)	(11,207)	(28,682)
Proceeds from debt	30,000	-	-
Distribution to members	—	-	(20,074)
Net cash (used in) financing activities	(4,069)	(11,207)	(48,756)
Net (decrease) in cash and cash equivalents	(1,150)	(5,416)	(5,814)
Beginning cash and cash equivalents	16,566	21,982	27,796
Ending cash and cash equivalents	$15,416	$16,566	$21,982
Supplemental disclosure of cash flow information:
Cash paid for interest	$934	$1,582	$3,774
Supplemental disclosure of non-cash financing and investing activities:
Reclassification of property and equipment to other assets	200	-	—
Accounts payable related to fixed assets	84	6	105

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

The Company currently operates two ethanol production facilities in Aberdeen and Huron, South Dakota with a combined production capacity of 80 million gallons per year.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. Prior to the December 2015 debt refinancing, the Company segregated cash restricted for debt service and classified these funds according to the future anticipated use of the funds.  Restricted cash at September 30, 2015 included cash held for debt service under the terms of its prior debt agreement and a deposit for a rail car sublease.  Restricted cash at September 30, 2016 included a deposit for a rail car sublease.

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued expenses, and long-term debt. The fair value of the long-term debt is estimated based on level 3 inputs based on the current anticipated interest rate that management believes would currently be available to the Company for similar debt, taking into account the current credit risk of the Company and other market factors.  Based on these factors, the fair value of the long-term debt is currently estimated at carrying value. Excluding cash and cash equivalents, the fair value of the other financial instruments are estimated to approximate carrying value due to the short-term nature of these instruments, and are considered to be Level 3 inputs.

Fair Value Measurements

In determining fair value of its derivative financial instruments, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often uses certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three fair value hierarchy categories:

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

There were no balances of financial assets or financial liabilities, including derivative financial instruments, measured at the approximate fair value at September 30, 2016 or 2015.

Deferred Financing Costs

Deferred financing costs are recorded at cost and include expenditures related to secure debt financing. Deferred financing costs are shown as contra debt and are being amortized into interest expense over the term of the agreement using the straight-line method, which approximates the effective interest method.

Receivables

Credit sales are made to a relatively small number of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded at September 30, 2016 or September 30, 2015.

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

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Office equipment	3-7 Years
Process equipment	15 Years
Building	40 Years

During the fourth quarter of fiscal 2016, the Company decided to permanently cease operations at its smaller Aberdeen plant.  Accordingly, the Company impaired the value of this asset to an estimated salvage value of $200,000 and recorded an impairment of approximately $1.6 million during the fourth quarter of fiscal 2016. In connection with the impairment of the smaller Aberdeen plant, The Company also re-evaluated the estimated lives of process equipment.  Prior to June 30, 2016, the Company used an estimated useful life of 10 years for process equipment.  Based on the re-evaluation, the Company determined a change in estimate was necessary.  Accordingly, the Company adjusted the estimated useful life for process equipment to 15 years in the fourth quarter of fiscal 2016.  As a result of this change in estimate, depreciation expense was reduced by approximately $1.8 million, or $0.07 per unit, in fiscal 2016 and depreciation in future periods will be reduced to reflect the longer estimated useful life.

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

Commodity Sales and Purchase Contracts, Derivative Instruments

The Company enters into forward sales contracts for ethanol, distillers and corn oil, and purchase contracts for corn and natural gas. The Company classifies these sales and purchase contracts as normal sales and purchase contracts and accordingly these contracts are not marked to market. These contracts provide for the sale or purchase of an item other than a financial instrument or derivative instrument that will be delivered in quantities expected to be sold or used over a reasonable period in the normal course of business.

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

Income Taxes

The Company has elected to be treated as a partnership for tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s federal income tax returns are open and subject to examination from the 2013 tax return year and forward. Various state income tax returns are generally open from the 2012 and later tax return years based on individual state statute of limitations.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.

Recent Accounting Pronouncements

Effective October 1, 2015, the company adopted the amended guidance in ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As of September 30 2016, debt issuance costs associated with issued debt totaled $478,000.  There were no debt issuance costs associated with issued debt for any prior periods presented.

Effective October 1, 2015, the company adopted the amended guidance in ASC 330, Inventory: Simplifying the Measurement of Inventory, which requires inventory to be measured at lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amended guidance was applied prospectively.  The adoption of this guidance effective October 1, 2015, had no impact on our financial position or results of operations.

Effective October 1, 2018, the company will adopt the amended guidance in ASC 606, Revenue from Contracts with Customers, which requires revenue recognition to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated standard permits either the retrospective with cumulative effect transition method.  The company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the ASC was amended and a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. The ROU asset will initially be measured as the sum of the initial lease liability, initial costs directly attributable to negotiating and arranging the lease, and payments made by a lessee to the lessor at or before the lease commencement date less any lease incentives received. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We believe that adopting this standard will have a material impact on our balance sheet.

2.	Inventories

A summary of inventories is as follows (in thousands):

	September 30, 2016	September 30, 2015
Chemicals	$814	$778
Work in process	705	892
Ethanol	1,180	1,258
Distillers grain	45	63
Supplies and parts	1,786	1,630
Total	$4,530	$4,621

3.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	September 30, 2016	September 30, 2015
Land	$1,811	$1,811
Buildings	8,097	10,157
Process equipment	105,713	106,919
Office equipment	1,600	1,551
Construction in process	1,571	35
	118,792	120,473
Accumulated depreciation	(86,561)	(79,318)
Property and equipment, net	$32,231	$41,155

4.	Debt

A summary of debt is as follows (in thousands, except percentages):

	September 30, 2016 Interest Rate	September 30, 2016	September 30, 2015
ABE South Dakota:
Senior debt principal—variable	4.01%	28,000	29,000
Restructuring fee	N/A	-	3,024
Deferred financing costs	N/A	(407)	-
Additional carrying value of restructured debt	N/A	-	630
Total outstanding		$27,593	$32,654
Additional carrying value of restructured debt	N/A	-	(630)
Stated principal		$27,593	$32,024

The estimated maturities of debt at September 30, 2016 are as follows (in thousands):

	Senior Debt Principal	Deferred Financing Costs	Total
2017	$4,000	$(96)	$3,904
2018	4,000	(96)	3,904
2019	4,000	(96)	3,904
2020	4,000	(95)	3,905
2021	12,000	(24)	11,976
Total debt	$28,000	$(407)	$27,593

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at September 30, 2016 was 0.51%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At September 30, 2016, the outstanding balance on the Term Loan was $18.0 million.

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

The 2015 Credit Agreement also included financial and non-financial covenants that limit distributions and debt and require minimum working capital, owner’s equity, current ratio, debt to EBITDA ratio, and fixed charge coverage ratios. Those covenants, as amended, include the following:

•

ABE South Dakota has a minimum working capital requirement of $10.0 million beginning at loan closing, increasing to $12.75 million at September 30, 2016 and thereafter. Working capital is calculated as (i) (a) current assets plus (b) the amount available under the Revolving Term Facility, less (ii) current liabilities, measured quarterly.

•

ABE South Dakota’s owner’s equity ratio was the ratio of (i) net worth divided by (ii) total assets. This ratio was to be measured annually at fiscal year-end and would have increased by 2% each fiscal year, from 40% at September 30, 2015, until a 50% ratio was achieved and maintained This covenant was eliminated by the First Amendment (as defined below).

•	ABE South Dakota must maintain a ratio of current assets to current liabilities of not less than 1.2 to 1.0.
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

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the Master Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for 2016 Term Loan is $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  Beginning January 1, 2017, the Company must begin making quarterly payments of accrued interest on the 2016 Term Loan.  Beginning April 1, 2017, the Company must begin making quarterly principal payments of $212,500 on the 2016 Term Loan. As of September 30, 2016 no funds had been drawn from this loan.  Funds were drawn subsequent to the end of the Company’s fiscal year, and the balance outstanding as of December 23, 2016 was $1.1 million.

Amendment and Waivers to 2015 Credit Agreement

On September 28, 2016, ABE South Dakota entered into a Limited Waiver and First Amendment to Master Credit Agreement (“First Amendment”) to (i) eliminate the Owner’s Equity Ratio Covenant, (ii) temporarily increase the Capital Expenditures Covenant to $3.0 million for fiscal 2016 to finance the corn oil extraction system at the Huron plant, and (iii) waive other obligations related to the post closing agreement.

On November 19, 2016, ABE South Dakota received a waiver to the 2015 Credit Agreement from AgCountry that waived certain Events of Default related to the Working Capital requirement and the Total Outstanding Debt to EBITDA Ratio at September 30, 2016.

2010 Senior Credit Agreement

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

The principal amount of the term loan facility was payable in quarterly payments of $750,000, with the remaining principal amount fully due and payable on March 31, 2016. During the year ended September 30, 2015, ABE South Dakota made debt sweep payments totaling $8.0 million in addition to its scheduled principal payments of $3.0 million. ABE South Dakota was also obligated to pay the remaining $68,750 installment of a $275,000 waiver fee to the senior lenders on March 31, 2016. The Company recorded this fee as non-interest bearing debt on its consolidated balance sheet and is included in the Restructuring Fee category in the above debt tables net of the unamortized portion.

ABE South Dakota had the option to select the interest rate on the senior term loan between base rate and euro-dollar rates for maturities of one to six months. Base rate loans bear interest at the administrative agent’s base rate plus an applicable margin of 3.0%. Euro-dollar loans bear interest at LIBOR plus the applicable margin of 4.0%. As of September 30, 2015, ABE South Dakota had selected the LIBOR plus 4.0% rate for a period of one month.

ABE South Dakota’s obligations under the 2010 Senior Credit Agreement were secured by a first-priority security interest in the equity and assets of ABE South Dakota.

ABE South Dakota was allowed to make equity distributions (other than certain tax distributions) to ABE only upon ABE South Dakota meeting certain financial conditions and if there is no more than $25 million of principal outstanding on the senior term loan. Loans outstanding under the 2010 Senior Credit Agreement were subject to mandatory prepayment in certain circumstances, including, but not limited to, mandatory prepayments based upon receipt of certain proceeds of asset sales, casualty proceeds, termination payments, and cash flows.

The 2010 Senior Credit Agreement and the related loan documentation included, among other terms and conditions, limitations (subject to specified exclusions) on ABE South Dakota’s ability to make asset dispositions; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness; create, incur or allow liens on any property or assets; make investments; declare or make specified restricted payments or dividends; enter into new material agreements; modify or terminate material agreements; enter into transactions with affiliates; change its line of business; and establish bank accounts. Substantially all cash of ABE South Dakota was required to be deposited into special, segregated project accounts subject to security interests to secure obligations in connection with the 2010 Senior Credit Agreement. The 2010 Senior Credit Agreement contained customary events of default and also includes an event of default for defaults on other indebtedness by ABE South Dakota and certain changes of control.

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

As a result of the debt sweep payments made during the years ended September 30, 2015 and 2014, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result, gains of $0.4 million and $1.0 million were recognized in fiscal 2015 and 2014, respectively. Since the remaining scheduled principal and interest payments were equal to the carrying amount, all remaining payments based on the current interest rates were treated as a reduction in the carrying value of the debt.

ABE Letter of Credit

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota agreed to post a $2.5 million irrevocable and non-transferable standby letter of credit in May 2012 for the benefit of its ethanol marketer as security for the payment obligations of ABE South Dakota. The Company deposited $2.5 million in a restricted account as collateral for this letter of credit and classified it as restricted cash. Effective May 15, 2014, the letter of credit and corresponding deposit of collateral was decreased by $1.0 million in conjunction with an amendment to the rail car sublease. Effective June 27, 2016, the letter of credit and corresponding deposit of collateral was decreased by $0.5 million in conjunction with an amendment to the rail car sublease.

5.	Members’ Equity

Unit Appreciation Rights

As of September 30, 2016, the Company had 312,500 Unit Appreciation Rights (“UAR”) fully vested and outstanding. At the time of grant 200,000 of the UARs had an exercise price of $1.15 per unit. The exercise price of these UARs has been reduced to $0.36 per unit as of September 30, 2016 as a result of cash distributions paid to the Company’s unit holders subsequent to the date of the UAR grant. The exercise price of 12,500 UARs is $1.00 and the exercise price of the 100,000 unit equity award is $0.97 per unit.  The exercise price of each of these awards will be reduced by any future distributions paid to the Company’s unit holders. The units are contingently exercisable only under certain limited circumstances, and therefore the Company is not recognizing compensation expense related to the awards until these defined circumstances are probable of occurring.

Board Representation and Voting Agreement

The Company, certain directors of the Company, South Dakota Wheat Growers Association, Clean Energy Capital, LLC (“CEC”) and Hawkeye Energy Holdings, LLC (“Hawkeye”), have each executed a voting agreement (the “Voting Agreement”). The Voting Agreement requires the parties to (a) nominate for election to the Board two designees of Hawkeye, two designees of CEC and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote all units of the Company they beneficially own or otherwise control to elect each of the designees to the Board, (d) not take any action that would result in the removal of any of the designees from the Board or to increase the size of the Board to more than nine members, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. At December 1, 2016, the parties to the Voting Agreement held in the aggregate approximately 46% of the outstanding units of the Company.

6.	One-Time Termination Benefit

Subsequent to the sale of its Fairmont facility in fiscal 2013, the Company implemented a cost reduction program reducing its headquarters staff to align its staffing with the remaining on-going operations. In connection with this cost reduction program, the Company recognized expense of $1.8 million in fiscal 2014 and $0.4 million in fiscal 2015.

7.	Lease Commitments and Contingencies

Lease Commitments

The Company leases ethanol and distillers rail cars, office and other equipment and an office facility under operating lease agreements with the following approximate future minimum rental commitments through 2021 for the years ended September 30 (in thousands):

Minimum Rental Commitments
2017	$4,025
2018	3,096
2019	2,392
2020	1,007
2021	915
Thereafter	662
$12,097

The Company recognized rent expense related to the above leases of approximately $5.0 million, $5.1 million, and $4.8 million for the years ended September 30, 2016, 2015, and 2014, respectively.

8.	Major Customers

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

Sales and receivables from the Company’s major customers were as follows (in thousands):

	September 30, 2016	September 30, 2015	September 30, 2014
NGL Energy—Ethanol
Twelve months revenues	$116,455	$119,689	$50,805
Receivable balance at period end	3,642	3,272	3,566
Gavilon—Ethanol, Corn Oil & Distillers Grains
Twelve months revenues	$15,269	$17,685	$129,953
Receivable balance at period end	323	384	341
Dakotaland Feeds—Distillers Grains
Twelve months revenues	$11,686	$11,325	$9,457
Receivable balance at period end	470	206	168

9.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. In addition to entering into contracts to purchase 4.7 million bushels of corn in which the basis or futures price was not locked, the Company had entered into the following fixed price forward sales and purchase contracts at September 30, 2016:

Commodity	Type	Quantity	Amount (in 000’s)	Period Covered Through
Ethanol	Sale	1,866,600 gallons	$2,568	October 31, 2016
Distillers grains	Sale	20,177 tons	1,325	October 31, 2016
Corn oil	Sale	282,000 lbs	70	October 31, 2016

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

10.	Employee Benefit Plan

The Company sponsors a 401(k) plan for eligible employees. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee’s elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $160,000, $163,000, and $167,000, to the plan in the years ended September 30, 2016, 2015, and 2014, respectively.

11.	Related Party Transactions

Grain Purchases from South Dakota Wheat Growers Association (SDWG)

The Company purchased $104.9 million, $101.1 million and $109.2 million of corn from SDWG in the years ended September 30, 2016, 2015, and 2014 pursuant to a grain origination agreement, which covers all corn purchases in South Dakota.

SDWG owns approximately 5% of the Company’s outstanding units. As of September 30, 2016 and 2015, the Company had outstanding amounts payable to SDWG of approximately $2.0 million and $3.3 million, respectively.

12.	Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2016 and 2015. Dollars in thousands, except per unit amounts:

Year Ended September 30, 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total net sales	$37,263	$36,102	$37,052	$34,461
Gross profit (loss)	(682)	(2,223)	461	1,955
Net (loss)	(1,178)	(3,433)	(577)	(705)
Basic & diluted (loss) per common unit	$(0.05)	$(0.14)	$(0.02)	$(0.03)

Year Ended September 30, 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total net sales	$37,742	$37,271	$40,070	$37,034
Gross profit (loss)	3,280	(2,109)	1,246	(1,811)
Net income (loss)	2,703	(2,994)	600	(2,400)
Basic & diluted income (loss) per common unit	$0.11	$(0.12)	$0.02	$(0.09)

13.	Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of September 30, 2016 and 2015, and for the years ended September 30, 2016, 2015 and 2014. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in the ABE South Dakota credit agreement. Under its current credit agreement, ABE South Dakota is allowed to make equity distributions of up to 40% of its net income, and may distribute up to 100% of its net income if it achieves and maintains an owner’s equity ratio of at least 60% and working capital of at least $15 million. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

	September 30,	September 30,
	2016	2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,176	$8,158
Restricted cash	1,000	1,500
Other Receivables	-	6
Total current assets	6,176	9,664
Property and equipment, net	118	211
Other assets:
Investment in ABE Fairmont	-	108
Investment in ABE South Dakota	20,420	22,717
Other assets	32	32
Total assets	$26,746	$32,732
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accounts payable	5	-
Accrued expenses	179	295
Other liabilities	39	21
Total liabilities	223	316
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(22,115)	(16,222)
Total members’ equity	26,523	32,416
Total liabilities and members’ equity	$26,746	$32,732

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

	Years Ended
	September 30,	September 30,	September 30,
	2016	2015	2014
	(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiary	(5,296)	(1,647)	30,191
Management fee income from subsidiaries	—	-	1,283
Selling, general and administrative expenses .	(640)	(486)	(2,023)
Operating income (loss)	(5,936)	(2,133)	29,451
Other income (expense)	(6)	20	11
Interest income	49	22	19
Net Income (loss)	(5,893)	(2,091)	29,481

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

	Years Ended
	September 30,	September 30,	September 30,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(5,893)	$(2,091)	$29,481
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	102	129	154
Equity in earnings of consolidated subsidiaries	5,296	1,647	(30,191)
Distributions from subsidiaries	—	-	22,885
Gain on disposal of fixed assets	(15)	-	10
Amortization of deferred revenue and rent	19	(29)	(29)
Change in working capital components:
Other receivable	6	(6)	-
Prepaid expenses	-	5	15
Accounts payable	5	—	(742)
Accrued expenses	(116)	(485)
Net cash (used in) provided by operating activities	(596)	(830)	21,583
Cash flows from investing activities:
Purchase of property and equipment	(41)	-	(118)
Proceeds from disposal of fixed assets	47	-	39
Decrease in restricted cash	500	-	1,000
Net cash provided by investing activities	506	-	921
Cash flows from financing activities:
Distribution to subsidiary	(3,000)	—	-
Distribution from subsidiary	108	—	-
Distribution to members	—	-	(20,074)
Net cash (used in) financing activities	(2,892)	-	(20,074)
Net increase (decrease) in cash and cash equivalents	(2,982)	(830)	2,430
Beginning cash and cash equivalents	8,158	8,988	6,558
Ending cash and cash equivalents	$5,176	$8,158	$8,988

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. This assessment is based on the criteria for effective internal control described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2016.

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

Incorporated herein by reference is the information appearing under the headings “Election of Directors” and “Company Governance” in the Company’s proxy statement for the Company’s 2017 Annual Meeting of Members (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year ended September 30, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2016.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/S/ RICHARD R. PETERSON
Richard R. Peterson
Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 2016.

Name	Title

/S/ RICHARD R. PETERSON	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)
Richard R. Peterson

*	Director, Chairman
Scott A. Brittenham

*	Director
Daniel R. Kueter

*	Director
Charles M. Miller

*	Director
Joshua M. Nelson

*	Director
Troy L. Otte

*	Director
J.D. Schlieman

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

4.3.2

Second Amendment to Investor Rights Agreement with South Dakota Wheat Growers Association dated as of August 28, 2009 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated on September 3, 2009).

4.4

Registration Rights Agreement with Ethanol Investment Partners, LLC dated June 25, 2007 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

4.4.1

First Amendment dated as of August 28, 2009 to Registration Rights Agreement with Ethanol Investment Partners, LLC (Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K dated August 28, 2009).

4.5

Registration Rights Agreement with Hawkeye Energy Holdings, LLC dated as of August 28, 2009 (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated August 28, 2009).

10.1

Master Credit Agreement dated December 29, 2015 between ABE South Dakota, LLC as Borrower and AgCountry
Farm Credit Services, PCA as Lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.1.1	Limited Waiver and First Amendment dated September 28, 2016 to Master Credit Agreement dated December 29, 2015 between ABE South Dakota, LLC and AgCountry Farm Credit Services, PCA.

10.2

First Supplement to the Master Credit Agreement dated December 29, 2015, between ABE South Dakota, LLC and AgCountry Farm Credit Services, PCA (‘Revolving Term Facility”). (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.3

Revolving Credit Note for $10.0 million from ABE South Dakota, LLC to AgCountry Farm Credit Services, PCA.  (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.4

Second Supplement to the Master Credit Agreement dated December 29, 2015, between ABE South Dakota, LLC, and AgCountry Farm Credit Services, PCA (“Term Loan”). (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.5

Term Loan Note for $20.0 million from ABE South Dakota, LLC to AgCountry Farm Credit Services, PCA. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.6	Third Supplement dated September 28, 2016 to the Master Credit Agreement dated December 29, 2016 between ABE South Dakota and AgCountry Farm Credit Services, PCA (“2016 Term Loan”).

10.7

Security Agreement dated December 29, 2015, between ABE South Dakota, LLC, and AgCountry Farm Credit Services, PCA. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-5 for the Year ended September 30, 2015)

10.8

Agreement between Heartland Grain Fuels, LP and ICM, Inc. dated July 14, 2006 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for year ended September 30, 2006).

10.9

Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006 (Incorporated by reference to Exhibit 10.40 to the Form SB-2/A dated February 7, 2007).

10.9.1

Amendment to Grain Origination Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated October 15, 2007).

10.10

Side Letter dated as of August 21, 2009 executed by Advanced BioEnergy, LLC in favor of Hawkeye Energy Holdings, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 26, 2009.

10.11	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 29, 2010).

10.12

Voting Agreement among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC Ethanol Investment Partners, LLC South Dakota Wheat Growers Association, a South Dakota cooperative, and certain directors of the Company dated as of August 28, 2009. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 28, 2009).

10.12.1

Amendment No. 1 to Voting Agreement dated as of April 7, 2010 by and among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC, Ethanol Investment Partners, LLC, Ethanol Capital Partners, Series R, LP, Ethanol Capital Partners, Series T, LP, Tennessee Ethanol Partners, LP, South Dakota Wheat Growers Association and the directors of Advanced BioEnergy, LLC party thereto (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated April 7, 2010).

10.12.2

Amendment No. 2 to Voting Agreement dated as of January 12, 2015, by and among Advanced BioEnergy, LLC; Clean Energy Capital, LLC (“CEC”); various limited liability companies associated with CEC; Hawkeye Energy Holdings, LLC; South Dakota Wheat Growers Association, and certain Advanced BioEnergy, LLC directors, amending Voting Agreement originally dated as of August 28, 2009, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2014).

10.12.3

Amendment No. 3 to Voting Agreement dated February 11, 2016 by and amount Advanced BioEnergy, LLC; CEC; various limited liability companies associated with CEC; Hawkeye Energy Holdings, LLC; South Dakota Wheat Growers Association, and certain Advanced BioEnergy, LLC directors, amending Voting Agreement originally dated as of August 28, 2009 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2015).

10.13+

Second Amended and Restated Employment Agreement dated May 11, 2011 between Advanced BioEnergy, LLC and Richard Peterson + (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.13.1+

Amendment No. 1 to Second Amended and Restated Employment Agreement dated January 18, 2013 between Advanced BioEnergy, LLC and Richard Peterson + (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 25, 2013).

10.14+

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

10.17.2*

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