Form 10-Q
period 2016-12-31
Advanced BioEnergy, LLC
filed 2017-02-14
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 1, 2017, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	September 30,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,644	$15,416
Accounts receivable:
Trade accounts receivable	7,502	4,492
Other receivables	590	584
Inventories	5,342	4,530
Prepaid expenses	1,061	712
Restricted cash	1,000	1,000
Total current assets	34,139	26,734
Property and equipment, net	32,570	32,231
Other assets	1,068	1,068
Total assets	$67,777	$60,033
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$5,175	$3,634
Accrued expenses	2,285	2,243
Current portion of long-term debt (stated principal amount of $4,638 and $4,000 at December 31, 2016 and September 30, 2016, respectively)	4,542	3,904
Total current liabilities	12,002	9,781
Other liabilities	37	40
Long-term debt (stated principal amount of $23,464 and $24,000 at December 31, 2016 and September 30, 2016, respectively)	23,178	23,689
Total liabilities	35,217	33,510
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(16,078)	(22,115)
Total members' equity	32,560	26,523
Total liabilities and members' equity	$67,777	$60,033

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2016	2015
Net sales
Ethanol and related products	$38,509	$37,078
Other	-	183
Total net sales	38,509	37,261
Cost of goods sold	31,118	37,943
Gross profit (loss)	7,391	(682)
Selling, general and administrative expenses	1,159	749
Operating income (loss)	6,232	(1,431)
Other income	29	371
Other expense	-	(90)
Interest income	4	36
Interest expense	(228)	(64)
Net income (loss)	$6,037	$(1,178)
Weighted average units outstanding - basic and diluted	25,411	25,411
Income (loss) per unit - basic and diluted	$0.24	$(0.05)

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Three Months Ended December 31, 2016

(Dollars in thousands)

(Unaudited)

	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - September 30, 2016	25,410,851	$48,638	$(22,115)	$26,523
Net income	-	-	6,037	6,037
MEMBERS' EQUITY - December 31, 2016	25,410,851	$48,638	$(16,078)	$32,560

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$6,037	$(1,178)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	926	2,832
Amortization of deferred financing costs	25	44
Amortization of deferred rent	(3)	(7)
Amortization of additional carrying value of debt	-	(699)
(Gain) on disposal of assets	(28)	-
(Gain) on troubled debt restructuring	-	(322)
Change in working capital components:
Trade accounts receivable	(3,010)	(406)
Other receivables	(6)	(86)
Inventories	(812)	(449)
Prepaid expenses	(349)	(365)
Accounts payable	1,620	(1,976)
Accrued expenses	(209)	77
Net cash provided by (used in) operating activities	4,191	(2,535)
Cash flows from investing activities:
Purchase of property and equipment	(1,065)	(169)
Change in other assets	-	67
Change in restricted cash	-	3,082
Net cash provided by (used in) investing activities	(1,065)	2,980
Cash flows from financing activities:
Payments on debt	(1,000)	(32,069)
Proceeds from debt	1,102	30,000
Net cash provided by (used in) financing activities	102	(2,069)
Net increase (decrease) in cash and cash equivalents	3,228	(1,624)
Beginning cash and cash equivalents	15,416	16,566
Ending cash and cash equivalents	$18,644	$14,942
Supplemental disclosure of cash flow information:
Cash paid for interest	$213	$369
Supplemental disclosure of non-cash financing and investing activities:
Accounts payable and accrued expenses related to fixed assets	$256	$-

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. The financial information as of December 31, 2016 and the results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results for the fiscal year ending September 30, 2017. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

The Company currently owns two ethanol production facilities in Aberdeen and Huron, South Dakota with a combined production capacity of 80 million gallons per year.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts.  Restricted cash at September 30, 2016 and December 31, 2016 included a deposit for a rail car sublease.

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued expenses, and long-term debt. We estimate the fair value of the long-term debt based on level 3 inputs, including the current anticipated interest rate that management believes would be available to the Company for similar debt, considering the current credit risk of the Company and other market factors.  Based on these factors, the fair value of the long-term debt is currently estimated at carrying value. Excluding cash and cash equivalents, the fair value of the other financial instruments are estimated to approximate carrying value due to the short-term nature of these instruments, and are considered to be Level 3 inputs.

Receivables

Credit sales are made to a relatively small numbers of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  There was no allowance for doubtful accounts recorded at December 31, 2016 or September 30, 2016.

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

Prior to June 30, 2016, the Company used an estimated useful life of 10 years for process equipment.  Based on a re-evaluation of the useful lives of process equipment it conducted in the fiscal 2016 fourth quarter, the Company determined a change in estimate was necessary.  Accordingly, the Company increased the estimated useful life for process equipment from 10 to 15 years in the fiscal 2016 fourth quarter.  As a result of this change in estimate, depreciation expense was lower by approximately $1.8 million, or $0.07 per unit, in the fiscal 2017 first quarter than in the fiscal 2016 first quarter. Depreciation in future periods will be lower than in the past, reflecting the longer estimated useful life.

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

Recent Accounting Pronouncements

          Effective October 1, 2018, the Company will adopt the amended guidance in ASC 606, “Revenue from Contracts with Customers”, which requires revenue recognition to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated standard permits either the retrospective prior period reporting or cumulative effect transition method.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

          In February 2016, the ASC was amended and a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. The ROU asset will initially be measured as the sum of the initial lease liability, initial costs directly attributable to negotiating and arranging the lease, and payments made by a lessee to the lessor at or before the lease commencement date less any lease incentives received. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale-and-leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the potential effect of this new accounting standard on our balance sheet.

2. Inventories

A summary of inventories is as follows (in thousands):

	December 31,	September 30,
	2016	2016
Chemicals	$826	$814
Work in process	744	705
Ethanol	1,719	1,180
Distillers grain	164	45
Supplies and parts	1,889	1,786
Total	$5,342	$4,530

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31,	September 30,
	2016	2016
Land	$1,811	$1,811
Buildings	8,097	8,097
Process equipment	108,449	105,713
Office equipment	1,644	1,600
Construction in process	52	1,571
	120,053	118,792
Accumulated depreciation	(87,483)	(86,561)
Property and equipment, net	$32,570	$32,231

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	December 31,
	2016	December 31,	September 30,
	Interest Rate	2016	2016
ABE South Dakota:
Senior debt principal - variable	4.04%	$28,102	$28,000
Deferred financing costs	N/A	(382)	(407)
Total outstanding (stated principal)		$27,720	$27,593

The estimated maturities of debt are as follows (in thousands):

	Senior Debt	Deferred
Due By December 31:	Principal	Financing Costs	Total
2017	$4,638	$(96)	$4,542
2018	4,464	(96)	4,368
2019	4,000	(95)	3,905
2020	4,000	(95)	3,905
2021	11,000	-	11,000
Total debt	$28,102	$(382)	$27,720

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at December 31, 2016 was 0.54%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At December 31, 2016, the balance of the Term Loan was $17.0 million.

The $10.0 Revolving Term Facility also has a Variable Rate equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At December 31, 2016, the balance of the Revolving Term Facility was $10.0 million.

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

The 2015 Credit Agreement also includes customary financial and non-financial covenants that limit capital expenditures, distributions and debt and require minimum working capital, current ratio, debt to EBITDA, and fixed charge coverage ratios.

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the Master Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for the 2016 Term Loan is $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  Beginning January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan.  Beginning April 1, 2017, the Company must begin making quarterly principal payments of $212,500 on the 2016 Term Loan. As of December 31, 2016 $1.1 million had been drawn from this loan.

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

ABE Letter of Credit

The Company has a $1.0 million irrevocable and non-transferable standby letter of credit related to a rail car sublease.  This letter of credit is collateralized by $1.0 million of cash in a restricted account; the cash in this account has been classified as restricted cash.

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

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Quarter Ending	As of and for the Quarter Ending	As Of
	December 31,	December 31,	September 30,
	2016	2015	2016
NGL Energy - Ethanol
Three months revenues	$31,802	$30,072
Receivable balance at period end	6,718	3,382	$3,642
Gavilon - Corn Oil & Distillers Grains
Three months revenues	$3,633	$3,656
Receivable balance at period end	181	337	$323
Dakotaland Feeds - Distillers Grains
Three months revenues	$2,747	$2,907
Receivable balance at period end	454	453	$470

6. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. The Company had entered into the following fixed price forward contracts at December 31, 2016:

Commodity	Type	Quantity	Amount (in 000's)	Period Covered Through
Distillers grains	Sale	19,447 tons	$1,086	January 31, 2017
Corn oil	Sale	470,000 lbs	108	January 31, 2017
Corn	Purchase	280,000 bushels	913	January 31, 2017

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

7.  Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of December 31, 2016 and September 30, 2016, and for the three months ended December 31, 2016 and 2015.  ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota credit agreement. Under its current credit agreement, ABE South Dakota is allowed to make equity distributions of up to 40% of its net income and may distribute up to 100% of its net income if it achieves and maintains an owner’s equity ratio of at least 60% and working capital of at least $15 million. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Dollars in thousands)

	December 31,	September 30,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,940	$5,176
Restricted cash	1,000	1,000
Prepaids	74	-
Total current assets	6,014	6,176
Property and equipment, net	100	118
Other assets:
Investment in ABE South Dakota	26,642	20,420
Other assets	32	32
Total assets	$32,788	$26,746
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accounts payable	$35	$5
Accrued expenses	156	179
Other liabilities	37	39
Total liabilities	228	223
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	48,638	48,638
Accumulated deficit	(16,078)	(22,115)
Total members' equity	32,560	26,523
Total liabilities and members' equity	$32,788	$26,746

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2016	2015

Equity in earnings (losses) of consolidated subsidiary	$6,222	$(1,141)
Selling, general and administrative expenses	(188)	(67)
Operating income (loss)	6,034	(1,208)
Other expense	-	(6)
Interest income	3	36
Net income (loss)	$6,037	$(1,178)

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$6,037	$(1,178)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	18	31
Equity in earnings (losses) of consolidated subsidiaries	(6,222)	1,141
Amortization of deferred revenue and rent	(2)	(7)
Change in working capital components:
Other receivable	-	(48)
Prepaid expenses	(74)	6
Accounts payable	30	-
Accrued expenses	(23)	(2)
Net cash (used in) operating activities	(236)	(57)
Cash flows from investing activities:
Change in restricted cash	-	(30)
Net cash (used in) investing activities	-	(30)
Cash flows from financing activities:
Distribution to subsidiary	-	(2,892)
Net cash (used in) financing activities	-	(2,892)
Net (decrease) in cash and cash equivalents	(236)	(2,979)
Beginning cash and cash equivalents	5,176	8,158
Ending cash and cash equivalents	$4,940	$5,179

8.  Subsequent Event

On February 1, 2017 Advanced BioEnergy, LLC’s Board of Directors declared a cash distribution of $0.15 per unit. Distribution checks were mailed on or around February 13, 2017 to all unit holders of record as of February 13, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2016 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

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

•	recent increases in ethanol tariffs from 5 to 30 percent imposed by the Chinese government could result in reduced export demand for ethanol and have a negative impact on domestic ethanol prices;
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

To execute our business plan, in November 2006 we acquired ABE South Dakota, LLC (f/k/a Heartland Grain Fuels, LP), which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We commenced construction of our expansion facility in Aberdeen, South Dakota in April 2007, and commenced operations in January 2008. Our production operations are carried out primarily through our operating subsidiary ABE South Dakota, which owns and operates ethanol facilities in Aberdeen and Huron, South Dakota.

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

FACILITIES

The table below provides a summary of our ethanol plants in operation as of December 31, 2016:

			Estimated
		Estimated	Annual	Estimated	Estimated
		Annual	Distillers	Annual	Annual
		Ethanol	Grains	Corn Oil	Corn	Primary
Location	Opened	Production (3)	Production(1)	Processed	Processed	Energy Source
		(Million gallons)	(000's Tons)	(000's lbs)	(Million bushels)
Aberdeen, SD(2)	January 2008	48	134	11,561	15.7	Natural Gas
Huron, SD	September 1999	32	97	5,717	11.4	Natural Gas
Consolidated		80	231	17,278	27.1

(1)	Our plants produce and sell wet, modified and dried distillers’ grains. The stated quantities are on a fully dried basis operating at full production capacity.
(2)

Our plant at Aberdeen consists of a single production facility that is represented in the table above. Prior to April 2016, we also operated a smaller, nine-million gallon Aberdeen facility.  We closed this smaller plant in April 2016 due to inefficiencies and the ongoing capital expenditures required to keep it in operating condition, coupled with the weak margin environment. We decided during our fiscal 2016 fourth quarter not to resume operations at this facility in the future and, accordingly, impaired the value of this asset on our financial statements to an estimated salvage value of $200,000.

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

We believe that our plants are in adequate condition to meet our current and future production goals. We believe that the plants are adequately insured for replacement cost plus related disruption expenditures.

Under the ABE South Dakota, LLC security agreement with AgCountry (defined below), AgCountry holds a first priority security interest and mortgage in all inventory, accounts receivable, intangibles, equipment, fixtures, buildings, and a first mortgage in land owned or leased by ABE South Dakota.

Plan of Operations through December 31, 2017

Over the next year, we will continue our focus on operational improvements at our South Dakota operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at each of our plants, continuing emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

Results of Operations for the Quarter Ended December 31, 2016 Compared to Quarter Ended December 31, 2015

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for three months ended December 31, 2016 and 2015 for our South Dakota plants:

	Three Months		Three Months
	December 31, 2016		December 31, 2015
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	21,583	$1.47	22,574	$1.33
Distillers grains (tons)	82,861	$100.41	61	$106.17
Corn Oil (pounds)	5,188	$0.24	2,755	$0.17

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	7,496	$2.96	7,911	$3.38
Natural Gas (therms)	562	$3.42	617	$2.50

Net Sales

Net sales for the quarter ended December 31, 2016 were $38.5 million, compared to $37.3 million for the quarter ending December 31, 2015, an increase of $1.7 million or 6%. Ethanol gallons sold decreased by 4%, while ethanol prices increased 11% for the quarter ended December 31, 2016, compared to the prior quarter ended December 31, 2015. As a percentage of net sales, ethanol sales were 83% and 81% and distillers’ sales were 14% and 17%, for the quarters ending December 31, 2016 and December 31, 2015, respectively.

Cost of Goods Sold

Cost of goods sold for the quarter ended December 31, 2016 was $31.1 million, compared to $37.9 million for the quarter ended December 31, 2015, a decrease of $6.8 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A $4.5 million decrease in corn costs offset by a $0.4 million increase in natural gas costs represented a majority of the decrease in cost of goods sold in the quarter ended December 31, 2016. Corn costs represented 71% and 70% of cost of sales for the quarters ended December 31, 2016 and 2015, respectively. Corn prices decreased 12% during the three-month period ending December 31, 2016 compared to the prior year quarter. We used 1% more corn in the three-month period ending December 31, 2016, compared to the three months ended December 31, 2015.

Natural gas costs represented 6% and 4% of total cost of sales for the quarters ending December 31, 2016 and 2015, respectively. The cost of natural gas per mmbtu increased by 37% to $3.42 for the quarter ended December 31, 2016 compared to the previous year quarter. Prices were lower in the prior year quarter due to record natural gas storage levels and limited demand due to warmer than average temperatures in the winter months. Natural gas stocks have dropped 11% year over year due to increased demand from colder weather and exports, resulting in higher prices in the current quarter versus last year. Our natural gas consumption decreased by 9% due to decreased production in the quarter ending December 31, 2016 versus the quarter ending December 31, 2015.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs for the quarter ended December 31, 2016 were $1.2 million compared to $0.8 million for the previous quarter.  The higher costs in the quarter ended December 31, 2016 were primarily related to retroactively applied state sales taxes on ethanol gallons shipped, contributions to industry trade organizations, and employee bonus compensation.  As a percentage of net sales, selling, general and administrative expenses were 3% and 2% of net sales, for the quarters ending December 31, 2016 and 2015, respectively.

Interest Expense

Interest expense for the quarter December 31, 2016 was $228,000 compared to $64,000 for the quarter ending December 31, 2015. The lower interest expense for the prior year quarter was the result of amortization of additional carrying value noted below. The interest expense for the quarter ending December 31, 2015 related to our long-term debt was $327,000 plus $44,000 of amortization of deferred waiver fees, which was offset by $307,000 of amortization of additional carrying value of long-term debt. The amortization of additional carrying value is netted against interest expense on our income statement, thereby significantly reducing the interest expense reported on our income statement.

As a result of the final payoff of the 2010 Senior Credit Agreement in December 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan.  Due to the prepayment made, a gain of approximately $323,000 was recognized as Other Income during the three months ended December 31, 2015.

Changes in Financial Position for the Three Months ended December 31, 2016

Current Assets

The $7.4 million increase in current assets at December 31, 2016 compared to September 30, 2016 was primarily due to an increase in operating margins in the three months ended December 31, 2016 and a $3.8 million increase in trade receivables and inventory, mostly due to timing differences.

Property, Plant and Equipment

The $0.3 million increase in property, plant and equipment at December 31, 2016 compared to September 30, 2016, was primarily due to $1.2 million of capital expenditures offset by recognizing $0.9 million of depreciation expense in the fiscal year.

Current Liabilities

Accounts payable and accrued expenses increased by $1.6 million at December 31, 2016 compared to September 30, 2016 primarily due to timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt increased by $637,500 December 31, 2016 compared to September 30, 2016.  The decrease was due to the addition of the current portion of the 2016 Term Loan.

Long-term debt decreased by $535,000 at December 31, 2016 compared to September 30, 2016. This decrease was due to a $1.0 million debt payment made in October 2016, offset by $465,000 of the long-term portion of the 2016 Term Loan.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of December 2016, current annualized U.S. ethanol production capacity was approximately 15.4 billion gallons per year. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline.  The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 134 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.4 billion gallons of ethanol per year.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol that can be used in all American automobiles. Increasingly, ethanol is also available as E15, which is a higher octane fuel with a 15 percent blend of ethanol. In June 2012, the EPA approved E15 for use in vehicles with model years 2001 and later. According to the RFA, this group of approved vehicles makes up 80 percent of all vehicles on the road today.  Although regulatory issues remain in many states, E15 is now available in limited locations in 23 states.  Ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended December 31, 2016, the average Chicago OPIS Spot Ethanol Assessment was $1.44 per gallon and the average NYMEX RBOB spot gasoline price was $1.67 per gallon, or approximately $0.23 per gallon above ethanol prices.

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

The Renewable Fuels Standard

The Renewable Fuels Standard (“RFS”) is a national program that imposes requirements with respect to the amount of renewable fuel produced and used in the United States. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. We believe the RFS2 program has and will continue to increase the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. The RFS2 required that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, representing 7% of the anticipated gasoline and diesel consumption in 2022. In 2013, RFS2 required refiners and importers to blend renewable fuels totaling at least 9.74% of total fuel volume, of which 8.12% of total fuel volume, or 13.8 billion gallons, could be derived from corn-based ethanol. The remainder of the requirement is to be met by non-corn related advanced renewable fuels such as cellulosic ethanol and biomass-based biodiesel. The RFS requirement for corn-based ethanol was capped at 15.0 billion gallons starting in 2015.

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

On January 26, 2017, the EPA published a rule delaying the effective dates of 30 recent regulations published by the EPA between October 28, 2016 and January 17, 2017 to allow for additional review by the Trump administration.  The 2017 RFS rule, setting the 2017 RVOs, is among the 30 regulations that have been delayed until March 21, 2017; the RFS rule was originally scheduled to go into effect on February 10, 2017.  Industry organizations such as the Renewable Fuels Association and Growth Energy believe this action is simply procedural with a new administration, and do not expect it to result in any substantive changes to the rule itself.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the RFS2 program through the year 2022 (in billions of gallons).

		Cellulosic			RFS Requirement
	Total Renewable	Ethanol	Biodiesel		That Can Be Met
	Fuel	Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol
2016 (1)	22.25	4.25	-	7.25	15.00
2016 (2)	18.11	0.23	1.90	3.61	14.50
2017 (1)	24.00	5.50	-	9.00	15.00
2017 (3)	19.28	0.31	2.00	4.28	15.00
2018	26.00	7.00	-	11.00	15.00
2019	28.00	8.50	-	13.00	15.00
2020	30.00	10.50	-	15.00	15.00
2021	33.00	13.50	-	18.00	15.00
2022	36.00	16.00	-	21.00	15.00

(1)	Original statutory volumes.
(2)	Final EPA Renewable Fuel Standards for 2016 issued November 2015.
(3)	Final EPA Renewable Fuel Standards for 2017 issued November 2016.

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

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of December 2016, current annualized U.S. ethanol production was approximately 15.4 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of October 2016, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

CO-PRODUCTS

Sales of distillers’ grains have represented 14% and 17% of our revenues for the quarters ended December 31, 2016 and 2015, respectively. When the plants are operating at capacity, they produce approximately 231,000 tons of dried distillers’ grains equivalents per year, approximately 15-16 pounds per bushel of corn used.  Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-Q, we sometimes refer to these products as “distillers’ grains” or “distillers.”

In April 2012, we installed corn oil extraction technology at our Aberdeen plant. At our Huron plant, we recently installed corn oil extraction technology that became fully operational in October 2016. Corn oil systems are designed to extract non-edible corn oil during the thin stillage evaporation process immediately prior to production of distillers’ grains. Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than the water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers’ grains.

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

We compete with other ethanol producers in the sale of corn oil. We ship all of the corn oil at our facilities via truck. Many producers have added corn oil technology to their facilities.

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

ABE South Dakota is party to an agreement with Gavilon Ingredients, LLC, to market all the corn oil produced by the Aberdeen and Huron plant through September 30, 2017 and November 30, 2017, respectively.

CAPITAL RESOURCES

During the quarter ended December 31, 2016, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has had minimal activity since the sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined under the 2015 Credit Agreement with AgCountry.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $4.9 million on hand at December 31, 2016. ABE did not have any debt outstanding as of December 31, 2016.

From time to time, ABE may also receive certain allowable distributions from ABE South Dakota, subject to compliance with the terms and conditions of the 2015 credit agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2016 financial results and has not received any in fiscal 2017.

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

ABE Fairmont

ABE Fairmont had no cash or cash equivalents on hand at December 31, 2016.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $13.7 million on hand at December 31, 2016. As of December 31, 2016, ABE South Dakota had interest-bearing term debt outstanding of $28.1 million.

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

The 2015 Credit Agreement also includes customary financial and non-financial covenants that limit capital expenditures, distributions and debt and require minimum working capital, current ratio, debt to EBITDA, and fixed charge coverage ratios.

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the Master Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for the 2016 Term Loan is $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  Beginning January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan.  Beginning April 1, 2017, the Company must begin making quarterly principal payments of $212,500 on the 2016 Term Loan. As of December 31, 2016 $1.1 million had been drawn from this loan.

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

CASH FLOWS

The following table shows our cash flows for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$4,191	$(2,535)
Net cash provided by (used in) investing activities	(1,065)	2,980
Net cash provided by (used in) financing activities	102	(2,069)

Cash Flow from Operations

Cash flows provided by operating activities for the three months ending December 31, 2016 were approximately $4.2 million compared to $2.5 million used in the prior year period, an increase of $6.7 million. Higher operating margins accounted for the majority of the overall increase in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows used in by investing activities for the three months ending December 31, 2016 were approximately $1.1 million compared to $3.0 million provided by investing activities for the prior year period. The current year three months included a net of

$1.1 million in additions to property and equipment. The prior year three months included a $3.1 million change in restricted cash in connection with the December 2015 debt refinancing; this cash was restricted under the prior credit agreement and became unrestricted at the time of the refinancing. This was partially offset by $0.1 million in additions to property and equipment.

Cash Flow from Financing Activities

Cash flows provided by financing activities for the three months ending December 31, 2016 were $0.1 million compared to $2.1 million used in for the prior year period. The current year period included $1.1 million in debt proceeds in conjunction with the Huron corn oil project which was offset by long-term debt payments of $1.0 million. Cash used in financing activities in the prior year period included $3.1 million used for the payment of the restructuring and waiver fees in connection with the refinancing of the 2010 Senior Credit Agreement, offset by $1.0 million in proceeds from the 2015 Senior Credit Agreement.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	December 31,
	2016	December 31,	September 30,
	Interest Rate	2016	2016
ABE South Dakota:
Senior debt principal - variable	4.04%	$28,102	$28,000
Deferred financing costs	N/A	(382)	(407)
Total outstanding (stated principal)		$27,720	$27,593

The estimated maturities of debt at December 31 are as follows (in thousands):

	Senior Debt	Deferred
Due By December 31:	Principal	Financing Costs	Total
2017	$4,638	$(96)	$4,542
2018	4,464	(96)	4,368
2019	4,000	(95)	3,905
2020	4,000	(95)	3,905
2021	11,000	-	11,000
Total debt	$28,102	$(382)	$27,720

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

During the fourth quarter of fiscal 2016, the Company re-evaluated the estimated lives of process equipment.  Prior to June 30, 2016, the Company used an estimated useful life of 10 years for process equipment.  Based on the re-evaluation, the Company determined a change in estimate was necessary.  Accordingly, the Company increased the estimated useful life for process equipment from 10 to 15 years in the fourth quarter of fiscal 2016.  As a result of this change in estimate, depreciation expense was approximately $1.8 million lower in the fiscal 2017 first quarter than the fiscal 2016 first quarter.  Depreciation in future periods will be lower, reflecting the longer estimated useful life.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of December 31, 2016, we had $28.1 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.28 million.

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

DISTRIBUTIONS

On February 1, 2017, Advanced BioEnergy LLC’s Board of Directors declared a cash distribution of $0.15 per unit, with distribution checks to be mailed on or around February 13, 2017 to all unit holders of record as of February 13, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended December 31, 2016, sales of ethanol represented 83% of our total revenues and corn costs represented 71% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At December 31, 2016, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.44 and $3.10 respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 14% of our total revenues for the quarter ended December 31, 2016. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $90 per ton at December 31, 2016.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 6.2% of total cost of sales for the quarter ended December 31, 2016. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At December 31, 2016, the price of natural gas on the NYMEX was $4.28 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts that guaranteed prices on 0% of our ethanol gallons sold. At December 31, 2016 we had entered into forward sale contracts representing 100% of our expected distillers’ grains production output through January 2017.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.44	$10.4
Distillers grains	0.2	tons	10.0%	90.00	1.8
Corn	27.1	bushels	10.0%	3.10	8.4
Natural gas	2.1	mmbtus	10.0%	4.28	0.9

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

(2)

Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of December 31, 2016.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of December 31, 2016, we had $28.1 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.28 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2016 Annual Report on Form 10-K, except as follows:

Tariffs imposed on ethanol exports to China have recently been increased by the Chinese government and could negatively affect the demand and pricing for ethanol.

The 2017 ethanol tariff for imports into China was increased to 30% as of January 1, 2017; the 2016 ethanol tariff was 5%.  U.S. exports of ethanol to China were at a historical high in 2016, as China was one of the top buyers of U.S. ethanol.  We cannot estimate the exact effect this tariff will have on the overall domestic ethanol market.  However, it is possible the higher tariff could reduce ethanol prices in the domestic market by decreasing export demand for U.S. ethanol.

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

ADVANCED BIOENERGY, LLC

Date: February 14, 2017	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101

The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2016 and September 30, 2013 ; (ii) Consolidated Statements of Operations for the three months ended December 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Changes in Member’s Equity for the three months ended December 31, 2016; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015; and (v) Notes to the Consolidated Financial Statements.

Filed Electronically