Form 10-Q
period 2017-03-31
Advanced BioEnergy, LLC
filed 2017-05-12
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

As of May 1, 2017, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	March 31,	September 30,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,116	$15,416
Accounts receivable:
Trade accounts receivable	2,546	4,492
Other receivables	518	584
Inventories	4,993	4,530
Prepaid expenses	1,017	712
Restricted cash	1,000	1,000
Total current assets	28,190	26,734
Property and equipment, net	32,086	32,231
Other assets	912	1,068
Total assets	$61,188	$60,033
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$3,396	$3,634
Accrued expenses	2,177	2,243
Current portion of long-term debt (stated principal amount of $4,850 and $4,000 at March 31, 2017 and September 30, 2016, respectively)	4,755	3,904
Total current liabilities	10,328	9,781
Other liabilities	35	40
Long-term debt (stated principal amount of $22,252 and $24,000 at March 31, 2017 and September 30, 2016, respectively)	21,989	23,689
Total liabilities	32,352	33,510
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	48,638
Accumulated deficit	(15,990)	(22,115)
Total members' equity	28,836	26,523
Total liabilities and members' equity	$61,188	$60,033

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
Net sales
Ethanol and related products	$33,786	$36,102	$72,294	$73,180
Other	-	-	-	183
Total net sales	33,786	36,102	72,294	73,363
Cost of goods sold	32,835	38,325	63,953	76,268
Gross profit (loss)	951	(2,223)	8,341	(2,905)
Selling, general and administrative expenses	752	920	1,910	1,669
Operating income (loss)	199	(3,143)	6,431	(4,574)
Other income	106	18	135	389
Other expense	-	-	-	(90)
Interest income	3	5	7	41
Interest expense	(220)	(313)	(448)	(377)
Net income (loss)	$88	$(3,433)	$6,125	$(4,611)
Weighted average units outstanding - basic and diluted	25,411	25,411	25,411	25,411
Income (loss) per unit - basic and diluted	$0.00	$(0.14)	$0.24	$(0.18)

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Six Months Ended March 31, 2017

(Dollars in thousands)

(Unaudited)

	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - September 30, 2016	25,410,851	$48,638	$(22,115)	$26,523
Distribution to unit holders	-	(3,812)	-	(3,812)
Net income	-	-	6,125	6,125
MEMBERS' EQUITY - March 31, 2017	25,410,851	$44,826	$(15,990)	$28,836

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$6,125	$(4,611)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	1,886	5,678
Amortization of deferred financing costs	49	35
Amortization of deferred rent	(5)	(14)
Amortization of additional carrying value of debt	-	(699)
(Gain) loss on disposal of assets	(28)	2
(Gain) on troubled debt restructuring	-	(322)
Change in working capital components:
Trade accounts receivable	1,946	(1,198)
Other receivables	66	(83)
Inventories	(463)	(54)
Prepaid expenses	(305)	(202)
Accounts payable	(165)	(1,787)
Accrued expenses	(99)	273
Net cash provided by (used in) operating activities	9,007	(2,982)
Cash flows from investing activities:
Purchase of property and equipment	(1,753)	(368)
Proceeds from sale of assets	-	24
Change in other assets	156	116
Change in restricted cash	-	3,080
Net cash provided by (used in) investing activities	(1,597)	2,852
Cash flows from financing activities:
Payments on debt	(2,000)	(32,069)
Proceeds from debt	1,102	30,000
Distribution to unit holders	(3,812)	-
Net cash (used in) financing activities	(4,710)	(2,069)
Net increase (decrease) in cash and cash equivalents	2,700	(2,199)
Beginning cash and cash equivalents	15,416	16,566
Ending cash and cash equivalents	$18,116	$14,367
Supplemental disclosure of cash flow information:
Cash paid for interest	$416	$369
Supplemental disclosure of non-cash financing and investing activities:
Accounts payable and accrued expenses related to fixed assets	$44	$-

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. The financial information as of March 31, 2017 and the results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the results for the fiscal year ending September 30, 2017. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

The Company currently owns two ethanol production facilities in Aberdeen and Huron, South Dakota with a combined production capacity of 80 million gallons per year.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts.  Restricted cash at September 30, 2016 and March 31, 2017 included a deposit for a rail car sublease.

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued expenses, and long-term debt. We estimate the fair value of the long-term debt based on level 3 inputs, including the current anticipated interest rate that management believes would be available to the Company for similar debt, considering the current credit risk of the Company and other market factors.  Based on these factors, the fair value of the long-term debt is currently estimated to approximate carrying value. Excluding cash and cash equivalents, the fair value of the other financial instruments are estimated to approximate carrying value due to the short-term nature of these instruments, and are considered to be Level 3 inputs.

Receivables

Credit sales are made to a relatively small numbers of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  There was no allowance for doubtful accounts recorded at March 31, 2017 or September 30, 2016.

Inventories

Ethanol inventory, raw materials, work-in-process and parts inventory are valued using methods that approximate the lower of cost (first-in, first-out) or net realizable value (NRV). Distillers grains and related products are stated at NRV. In the valuation of inventories and purchase and sale commitments, the Company determines NRV by estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Office equipment	3-7 Years
Other equipment	1-5 Years
Process equipment	15 Years
Buildings	40 Years

Prior to June 30, 2016, the Company used an estimated useful life of 10 years for process equipment.  Based on a re-evaluation of the useful lives of process equipment it conducted in the fiscal 2016 fourth quarter, the Company determined a change in estimate was necessary.  Accordingly, the Company increased the estimated useful life for process equipment from 10 to 15 years in the fiscal 2016 fourth quarter.  As a result of this change in estimate, depreciation expense was lower by approximately $3.5 million, or $0.14 per unit, in the six months ended March 2017 than in the six months ended March 2016. Depreciation in future periods will be lower than in the past, reflecting the longer estimated useful life.

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

2. Inventories

A summary of inventories is as follows (in thousands):

	March 31,	September 30,
	2017	2016
Chemicals	$891	$814
Work in process	694	705
Ethanol	1,373	1,180
Distillers grain	94	45
Supplies and parts	1,941	1,786
Total	$4,993	$4,530

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	March 31,	September 30,
	2017	2016
Land	$1,811	$1,811
Buildings	8,107	8,097
Process equipment	108,550	105,713
Other equipment	64	-
Office equipment	1,757	1,600
Construction in process	239	1,571
	120,528	118,792
Accumulated depreciation	(88,442)	(86,561)
Property and equipment, net	$32,086	$32,231

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	March 31,
	2017	March 31,	September 30,
	Interest Rate	2017	2016
ABE South Dakota:
Senior debt principal - variable	4.27%	$27,102	$28,000
Deferred financing costs	N/A	(358)	(407)
Total outstanding		$26,744	$27,593

The estimated maturities of debt are as follows (in thousands):

	Senior Debt	Deferred
Due By March 31:	Principal	Financing Costs	Total
2018	$4,850	$(95)	$4,755
2019	4,252	(96)	4,156
2020	4,000	(95)	3,905
2021	14,000	(72)	13,928
Total debt	$27,102	$(358)	$26,744

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at March 31, 2017 was 0.77%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At March 31, 2017, the balance of the Term Loan was $16.0 million.

The $10.0 Revolving Term Facility also has a Variable Rate equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At March 31, 2017, the balance of the Revolving Term Facility was $10.0 million.

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

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the Master Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for the 2016 Term Loan is $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  Beginning January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan.  Beginning April 1, 2017, the Company began making quarterly principal payments of $212,500 on the 2016 Term Loan. As of March 31, 2017 $1.1 million had been drawn from this loan.  The Company does not plan to draw any further amounts from the 2016 Term Loan.

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

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Six Months Ending	As of and for the Six Months Ending	As Of
	March 31,	March 31,	September 30,
	2017	2016	2016
NGL Energy - Ethanol
Six months revenues	$59,580	$58,685
Receivable balance at period end	1,874	4,250	$3,642
Gavilon - Corn Oil & Distillers Grains
Six months revenues	$6,651	$7,670
Receivable balance at period end	192	276	$323
Dakotaland Feeds - Distillers Grains
Six months revenues	$5,578	$6,020
Receivable balance at period end	444	490	$470

6. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. The Company had entered into the following fixed price forward contracts at March 31, 2017:

Commodity	Type	Quantity	Amount (in 000's)	Period Covered Through
Ethanol	Sale	1,276,200 gallons	$1,735	April 30, 2017
Distillers grains	Sale	19,857 tons	902	May 31, 2017
Corn oil	Sale	376,000 lbs	96	April 30, 2017
Corn	Purchase	423,655 bushels	1,257	May 31, 2017

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

7.  Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of March 31, 2017 and September 30, 2016, and for the six months ended March 31, 2017 and 2016.  ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota credit agreement. Under its current credit agreement, ABE South Dakota is allowed to make equity distributions of up to 40% of its net income and may distribute up to 100% of its net income if it achieves and maintains an owner’s equity ratio of at least 60% and working capital of at least $15 million. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Dollars in thousands)

	March 31,	September 30,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$961	$5,176
Restricted cash	1,000	1,000
Prepaids	49	-
Total current assets	2,010	6,176
Property and equipment, net	85	118
Other assets:
Investment in ABE South Dakota	26,892	20,420
Other assets	32	32
Total assets	$29,019	$26,746
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accounts payable	$-	$5
Accrued expenses	148	179
Other liabilities	35	39
Total liabilities	183	223
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	48,638
Accumulated deficit	(15,990)	(22,115)
Total members' equity	28,836	26,523
Total liabilities and members' equity	$29,019	$26,746

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

Equity in earnings (losses) of consolidated subsidiary	$251	$(3,212)	$6,472	$(4,353)
Selling, general and administrative expenses	(166)	(226)	(354)	(293)
Operating income (loss)	85	(3,438)	6,118	(4,646)
Other expense	-	-	-	(6)
Interest income	3	5	7	41
Net income (loss)	$88	$(3,433)	$6,125	$(4,611)

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$6,125	$(4,611)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	33	59
Equity in earnings (losses) of consolidated subsidiaries	(6,472)	4,353
Loss on disposal of fixed asset	-	2
Amortization of deferred revenue and rent	(4)	(14)
Change in working capital components:
Other receivable	-	6
Prepaid expenses	(49)	-
Accounts payable	(5)	14
Accrued expenses	(31)	(4)
Net cash (used in) operating activities	(403)	(195)
Cash flows from investing activities:
Proceeds from sale of asset	-	25
Change in restricted cash	-	(32)
Net cash (used in) investing activities	-	(7)
Cash flows from financing activities:
Distribution to unit holders	(3,812)	-
Distribution to subsidiary	-	(2,892)
Net cash (used in) financing activities	(3,812)	(2,892)
Net (decrease) in cash and cash equivalents	(4,215)	(3,094)
Beginning cash and cash equivalents	5,176	8,158
Ending cash and cash equivalents	$961	$5,064

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

•	our margins have fluctuated in the past and could again become negative, which may affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;
•	our risk mitigation strategies could be unsuccessful and could materially harm our results;
•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;
•

ethanol may trade at a premium to gasoline at times, as it is has been recently, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS (as defined below). Consequently, there may be a negative impact on ethanol pricing and demand;

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
•

the Brazilian government has recently postponed a decision to place a tariff of 16 to 20 percent on imported ethanol until June 2017.  If the decision to impose the tariff is ultimately made, it could result in reduced export demand for ethanol and have a negative impact on domestic ethanol prices;

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

The table below provides a summary of our ethanol plants in operation as of March 31, 2017:

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

Plan of Operations through March 31, 2018

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

Closing of Smaller Aberdeen Plant

As discussed above, our Aberdeen plant consists of a single production facility.  Prior to April 2016, we also operated a smaller, nine-million gallon Aberdeen facility.  Therefore, our ethanol and distillers grain production and the quantity of corn and natural gas we consumed in the fiscal 2017 three-month and six-month periods were lower than in the comparable fiscal 2016 three-month and six-month periods.

Results of Operations for the Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for three months ended March 31, 2017 and 2016 for our South Dakota plants:

	Three Months		Three Months
	March 31, 2017		March 31, 2016
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	20,992	$1.32	23,479	$1.22
Distillers grains (tons)	53	$95.30	60	$114.34
Corn Oil (pounds)	4,576	$0.24	2,367	$0.25

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	7,333	$3.19	8,202	$3.27
Natural Gas (therms)	517	$3.62	618	$2.55

As discussed above, our Aberdeen plant consists of a single production facility. Prior to April 2016, we also operated a smaller, nine-million gallon Aberdeen facility.  Therefore, our ethanol and distillers grain production and the quantity of corn and natural gas we consumed in the fiscal 2017 three-month period were lower than in the comparable fiscal 2016 three-month period.

Net Sales

Net sales for the quarter ended March 31, 2017 were $27.6 million, compared to $28.6 million for the quarter ending March 31, 2016, a decrease of $1.0 million or 3%. Ethanol gallons sold decreased by 11%, while ethanol prices increased by 8% for the quarter ended March 31, 2017, compared to the prior quarter ended March 31, 2016. As a percentage of net sales, ethanol sales were 82% and 79% and distillers’ sales were 15% and 19%, for the quarters ending March 31, 2017 and March 31, 2016, respectively.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2017 was $32.8 million, compared to $38.3 million for the quarter ended March 31, 2016, a decrease of $5.5 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A $3.4 million decrease in corn costs offset by a $0.3 million increase in natural gas costs represented a majority of the decrease in cost of goods sold in the quarter ended March 31, 2017. Corn costs represented 71% and 70% of cost of sales for the quarters ended March 31, 2017 and 2016, respectively. Corn prices decreased 2% during the three-month period ending March 31, 2017 compared to the prior year quarter. We used 11% less corn in the three-month period ending March 31, 2017, compared to the three months ended March 31, 2016.

Natural gas costs represented 6% and 4% of total cost of sales for the quarters ending March 31, 2017 and 2016, respectively. The cost of natural gas per mmbtu increased by 42% to $3.62 for the quarter ended March 31, 2017 compared to the previous year quarter. Prices were higher in the current year due to increased demand as a result of colder winter months. Natural gas stocks have dropped year over year due to increased demand from colder weather and exports, resulting in higher prices in the current quarter versus last year. Our natural gas consumption decreased by 16% due to lower production in the quarter ending March 31, 2017 versus the quarter ending March 31, 2016.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs for the quarter ended March 31, 2017 were $0.8 million compared to $0.9 million for the previous quarter.  As a percentage of net sales, selling, general and administrative expenses were 2.2% and 2.6% of net sales, for the quarters ending March 31, 2017 and 2016, respectively.

Interest Expense

Interest expense for the quarter March 31, 2017 was $220,000 compared to $313,000 for the quarter ending March 31, 2016. The lower interest expense was the result of less interest bearing debt outstanding compared to the prior year quarter.

Results of Operations for the Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

     The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for the six months ended March 31, 2017 and 2016 for our South Dakota plants only:

	Six Months		Six Months
	March 31, 2017		March 31, 2016
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	42,575	$1.40	46,053	$1.27
Distillers grains (tons)	107	$97.89	121	$110.21
Corn Oil (pounds)	9,763	$0.24	5,122	$0.21

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	14,829	$3.09	16,113	$3.32
Natural Gas (therms)	1,080	$3.52	1,235	$2.52

As discussed above, our Aberdeen plant consists of a single production facility. Prior to April 2016, we also operated a smaller, nine-million gallon Aberdeen facility.  Therefore, our ethanol and distillers grain production and the quantity of corn and natural gas we consumed in the fiscal 2017 six-month period were lower than in the comparable fiscal 2016 six-month period.

Net Sales

Net sales for the six months ended March 31, 2017 were $72.3 million, compared to $73.4 million for the six months ending March 31, 2016 a decrease of $1.1 million or 2%. Ethanol gallons sold decreased by 8% for the six months ended March 31, 2017, compared to the prior six months ended March 31, 2016.  As a percentage of net sales, ethanol sales were 82% and 80% and distillers’ sales were 15% and 18%, for the six months ending March 31, 2017 and March 31, 2016, respectively.  Although ethanol gallons sold in the 2017 period were affected by the April 2016 closing of the smaller Aberdeen plant, increased efficiencies at both the Huron and Aberdeen plant partially offset the lost production from the smaller plant.

Cost of Goods Sold

Cost of goods sold for the six months ended March 31, 2017 was $64.0 million, compared to $76.3 million for the six months ended March 31, 2016, a decrease of $12.3 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A $7.7 million decrease in corn costs offset by a $0.7 million increase in natural gas costs represented a majority of the decrease in cost of goods sold in the six months ended March 31, 2017. Corn costs represented 72% and 70% of cost of sales for the six months ended March 31, 2017 and 2016, respectively.  Corn prices increased 2% during the six-month period ending March 31, 2017 compared to the prior year six months.  We used 14% less corn in the six month period ending March 31, 2017, compared to the six months ended March 31, 2016 as a result of increased production efficiencies and lower plant capacity.

Natural gas costs represented 6% and 4% of total cost of goods sold for the six months ended March 31, 2017 and 2016, respectively. The cost of natural gas per mmbtu increased by $1.00 per mmbtu, or 40% for the six months ending March 31, 2017 compared to the prior year period. Prices were higher in the current year due to increased demand as a result of colder winter months. Natural gas stocks have dropped year over year due to increased demand from colder weather and exports, resulting in higher prices in the current quarter versus last year.  Natural gas consumption decreased 13% for the six months ending March 31, 2017 compared to the prior year period.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs remained consistent with the prior year period.  As a percentage of net sales, selling, general and administrative expenses for the six months ending March 31, 2017 increased to 2.6%, compared to 2.3% for the six months ended March 31, 2016.

Interest Expense

Interest expense for the six months ending March 31, 2017 was $448,000, compared to $377,000 for the prior year period.  The interest expense for the six months ending March 31, 2016 related to our long-term debt was $618,000 plus $44,000 of amortization of deferred waiver fees and $21,000 of amortization of deferred financing costs, which was offset by $306,000 of amortization of additional carrying value of long-term debt. The amortization of additional carrying value is netted against interest expense on our income statement, thereby significantly reducing the interest expense reported on our income statement for the six months ending March 31, 2016.

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

Changes in Financial Position for the Six Months ended March 31, 2017

Current Assets

The $1.5 million increase in current assets at March 31, 2017 compared to September 30, 2016 was primarily due to an increase in operating margins in the six months ended March 31, 2017 and partially offset by a $1.5 million decrease in trade receivables and inventory, mostly due to timing differences.

Property, Plant and Equipment

The $0.1 million decrease in property, plant and equipment at March 31, 2017 compared to September 30, 2016, was primarily due to $1.7 million of capital expenditures offset by recognizing $1.9 million of depreciation expense in the fiscal year.

Current Liabilities

Accounts payable and accrued expenses decreased by $0.3 million at March 31, 2017 compared to September 30, 2016 primarily due to timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt increased by $850,000 March 31, 2017 compared to September 30, 2016.  The increase was due to the addition of the current portion of the 2016 Term Loan.

Long-term debt decreased by $1.7 million at March 31, 2017 compared to September 30, 2016. This decrease was due to $2.0 million of debt payments made in October 2016 and January 2017, offset by $0.3 million of the long-term portion of the 2016 Term Loan.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of April 2017, current annualized U.S. ethanol production capacity was approximately 15.6 billion gallons per year. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline.  The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 134 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 13.4 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended March 31, 2017, the average Chicago OPIS Spot Ethanol Assessment was $1.49 per gallon and the average NYMEX RBOB spot gasoline price was $1.58 per gallon, or approximately $0.09 per gallon above ethanol prices.

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

On January 26, 2017, the EPA published a rule delaying the effective dates of 30 recent regulations published by the EPA between October 28, 2016 and January 17, 2017 to allow for additional review by the Trump administration.  The 2017 RFS rule, setting the 2017 RVOs, was among the 30 regulations that were delayed until March 21, 2017; the RFS rule was originally scheduled to go into effect on February 10, 2017.  On March 21, 2017, the 2017 RVOs went into effect and no further delays were imposed.

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

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of April 2017, current annualized U.S. ethanol production was approximately 15.6 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of April 2017, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

CO-PRODUCTS

Sales of distillers’ grains have represented 15% and 18% of our revenues for the quarters ended March 31, 2017 and 2016, respectively. When the plants are operating at capacity, they produce approximately 231,000 tons of dried distillers’ grains equivalents per year, approximately 15-16 pounds per bushel of corn used.  Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-Q, we sometimes refer to these products as “distillers’ grains” or “distillers.”

We installed corn oil extraction technology at our Aberdeen plant in 2012. We recently installed corn oil extraction technology at our Huron plant that became fully operational in October 2016. Corn oil systems are designed to extract non-edible corn oil during the thin stillage evaporation process immediately prior to production of distillers’ grains. Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than the water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers’ grains.

Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Our corn oil is primarily sold by truck to biodiesel manufacturers.

Competition

In the sales of distillers’ grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 58% of our distillers’ grain revenues from the sale of dried distillers’ grains, which have an indefinite shelf life and can be transported by truck or rail, and 42% from the sale of modified or wet distillers’ grains, which have a shorter shelf life and are typically sold in local markets via truck.

We compete with other ethanol producers in the sale of corn oil. We ship all of the corn oil at our facilities via truck. Many ethanol producers have added corn oil technology to their facilities.

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

ABE South Dakota is party to an agreement with Gavilon Ingredients, LLC, (“Gavilon”) to market all the corn oil produced by the Aberdeen and Huron plant through September 30, 2017 and November 30, 2017, respectively.

CAPITAL RESOURCES

During the quarter ended March 31, 2017, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has had minimal activity since the sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined under the 2015 Credit Agreement with AgCountry.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $1.0 million on hand at March 31, 2017. ABE did not have any debt outstanding as of March 31, 2017.

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

ABE Fairmont

ABE Fairmont had no cash or cash equivalents on hand at March 31, 2017.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $17.2 million on hand at March 31, 2017. As of March 31, 2017, ABE South Dakota had interest-bearing term debt outstanding of $27.1 million.

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at March 31, 2017 was 0.77%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan.

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

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the Master Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for the 2016 Term Loan is $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  Beginning January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan.  Beginning April 1, 2017, the Company must begin making quarterly principal payments of $212,500 on the 2016 Term Loan. As of December 31, 2016 $1.1 million had been drawn from this loan; the Company does not plan to draw any additional funds from this loan.

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

CASH FLOWS

The following table shows our cash flows for the six months ended March 31, 2017 and 2016:

	Six Months Ended March 31
	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$9,007	$(2,982)
Net cash provided by (used in) investing activities	(1,597)	2,852
Net cash (used in) financing activities	(4,710)	(2,069)

Cash Flow from Operations

Cash flows provided by operating activities for the six months ending March 31, 2017 were approximately $8.9 million compared to $3.0 million used in the prior year period, an increase of $11.9 million. Higher operating margins accounted for the majority of the overall increase in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows used in investing activities for the six months ending March 31, 2017 were approximately $1.5 million compared to $2.9 million provided by investing activities for the prior year period. The current year six months included a net of $1.7 million in additions to property and equipment offset by $0.2 million of patronage income. The prior year six months included a $3.1 million change in restricted cash in connection with the December 2015 debt refinancing; this cash was restricted under the prior credit agreement and became unrestricted at the time of the refinancing. This was partially offset by $0.4 million in additions to property and equipment and $0.1 million of patronage income.

Cash Flow from Financing Activities

Cash flows used in financing activities for the six months ending March 31, 2017 were $4.7 million compared to $2.1 million used in for the prior year period. The current year period included $1.1 million in debt proceeds in conjunction with the Huron corn oil project which was offset by long-term debt payments of $2.0 million and a distribution of $3.8 million to unit holders. Cash used in financing activities in the prior year period included long-term debt payments of $29.0 million and $3.1 million used for the payment of the restructuring and waiver fees in connection with the refinancing of the 2010 Senior Credit Agreement, offset by $30.0 million in proceeds from the 2015 Senior Credit Agreement.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	March 31,
	2017	March 31,	September 30,
	Interest Rate	2017	2016
ABE South Dakota:
Senior debt principal - variable	4.27%	$27,102	$28,000
Deferred financing costs	N/A	(358)	(407)
Total outstanding		$26,744	$27,593

The estimated maturities of debt at March 31 are as follows (in thousands):

	Senior Debt	Deferred
Due By March 31:	Principal	Financing Costs	Total
2018	$4,850	$(95)	$4,755
2019	4,252	(96)	4,156
2020	4,000	(95)	3,905
2021	14,000	(72)	13,928
Total debt	$27,102	$(358)	$26,744

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

Inventories

Ethanol inventory, raw materials, work-in-process and parts inventory are valued using methods that approximate the lower of cost (first-in, first-out) or net realizable value (“NRV”). Distillers grains and related products are stated at NRV. In the valuation of inventories and purchase and sale commitments, the Company determines NRV by estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Office equipment	3-7 Years
Other equipment	1-5 Years
Process equipment	15 Years
Buildings	40 Years

During the fourth quarter of fiscal 2016, the Company re-evaluated the estimated lives of process equipment.  Prior to June 30, 2016, the Company used an estimated useful life of 10 years for process equipment.  Based on the re-evaluation, the Company determined a change in estimate was necessary.  Accordingly, the Company increased the estimated useful life for process equipment from 10 to 15 years in the fourth quarter of fiscal 2016.  As a result of this change in estimate, depreciation expense was approximately $3.5 million lower in the six months ended March 31, 2017 than the six months ended March 31, 2016.  Depreciation in future periods will be lower, reflecting the longer estimated useful life.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of March 31, 2017, we had $27.1 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.27 million.

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

DISTRIBUTIONS

On February 1, 2017, Advanced BioEnergy LLC’s Board of Directors declared a cash distribution of $0.15 per unit. Distribution checks were mailed on or around February 13, 2017 to all unit holders of record as of February 13, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended March 31, 2017, sales of ethanol represented 82% of our total revenues and corn costs represented 71% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At March 31, 2017, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.42 and $3.22 respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 15% of our total revenues for the quarter ended March 31, 2017. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $77 per ton at March 31, 2017.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 5.7% of total cost of sales for the quarter ended March 31, 2017. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At March 31, 2017, the price of natural gas on the NYMEX was $3.45 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts that guaranteed prices on 19% of our ethanol gallons sold. At March 31, 2017 we had entered into forward sale contracts representing 52% of our expected distillers’ grains production output through May 2017.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.42	$10.2
Distillers grains	0.2	tons	10.0%	77.00	1.5
Corn	27.1	bushels	10.0%	3.22	8.7
Natural gas	2.1	mmbtus	10.0%	3.45	0.7

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

(2)

Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of March 31, 2017.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of March 31, 2017, we had $27.1 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.27 million.

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

The Brazilian government may impose tariffs on ethanol exports to Brazil.  If this happens, it could negatively affect the demand and pricing for ethanol.

The Brazilian government is currently contemplating a decision to impose tariffs on ethanol being imported into Brazil.  If imposed, tariffs are expected to be at levels of 16 to 20 percent.  U.S. ethanol producers exported over 140 million gallons of ethanol to Brazil in the first quarter of 2017, which is approximately 40 percent of U.S. ethanol exports this year.  The Brazilian government is expected to make a final decision on the potential tariff in June 2017.  We cannot estimate the exact effect this tariff would have on the overall domestic ethanol market.  However, it is possible a tariff at the levels contemplated could reduce ethanol prices in the domestic market by decreasing export demand for U.S. ethanol.

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

ADVANCED BIOENERGY, LLC

Date: May 12, 2017	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101

The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2017 and September 30, 2016 ; (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2017 and March 31, 2016; (iii) Consolidated Statements of Changes in Member’s Equity for the six months ended March 31, 2017; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016; and (v) Notes to the Consolidated Financial Statements.

Filed Electronically