Form 10-Q
period 2017-06-30
Advanced BioEnergy, LLC
filed 2017-08-10
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 1, 2017, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	June 30,	September 30,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,483	$15,416
Accounts receivable:
Trade accounts receivable	3,315	4,492
Other receivables	866	584
Inventories	4,558	4,530
Prepaid expenses	907	712
Restricted cash	1,000	1,000
Total current assets	28,129	26,734
Property and equipment, net	31,860	32,231
Other assets	899	1,068
Total assets	$60,888	$60,033
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$4,071	$3,634
Accrued expenses	2,036	2,243
Current portion of long-term debt (stated principal amount of $4,850 and $4,000 at June 30, 2017 and September 30, 2016, respectively)	4,754	3,904
Total current liabilities	10,861	9,781
Other liabilities	33	40
Long-term debt (stated principal amount of $21,040 and $24,000 at June 30, 2017 and September 30, 2016, respectively)	20,801	23,689
Total liabilities	31,695	33,510
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	48,638
Accumulated deficit	(15,633)	(22,115)
Total members' equity	29,193	26,523
Total liabilities and members' equity	$60,888	$60,033

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net sales
Ethanol and related products	$33,819	$37,052	$106,113	$110,232
Other	-	-	-	183
Total net sales	33,819	37,052	106,113	110,415
Cost of goods sold	32,301	36,591	96,255	112,859
Gross profit (loss)	1,518	461	9,858	(2,444)
Selling, general and administrative expenses	997	750	2,907	2,419
Operating income (loss)	521	(289)	6,951	(4,863)
Other income, net	51	1	186	300
Interest income	2	5	10	46
Interest expense	(217)	(294)	(665)	(671)
Net income (loss)	$357	$(577)	$6,482	$(5,188)
Weighted average units outstanding - basic and diluted	25,411	25,411	25,411	25,411
Income (loss) per unit - basic and diluted	$0.01	$(0.02)	$0.26	$(0.20)

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Nine Months Ended June 30, 2017

(Dollars in thousands)

(Unaudited)

	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - September 30, 2016	25,410,851	$48,638	$(22,115)	$26,523
Distribution to unit holders	-	(3,812)	-	(3,812)
Net income	-	-	6,482	6,482
MEMBERS' EQUITY - June 30, 2017	25,410,851	$44,826	$(15,633)	$29,193

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$6,482	$(5,188)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	2,851	8,504
Amortization of deferred financing costs	72	50
Amortization of deferred rent	(7)	(21)
Amortization of additional carrying value of debt	-	(699)
(Gain) on disposal of assets	(28)	(15)
(Gain) on troubled debt restructuring	-	(322)
Change in working capital components:
Trade accounts receivable	1,177	(1,735)
Other receivables	(282)	(139)
Inventories	(28)	274
Prepaid expenses	(195)	(61)
Accounts payable	506	(1,780)
Accrued expenses	(207)	(297)
Net cash provided by (used in) operating activities	10,341	(1,429)
Cash flows from investing activities:
Purchase of property and equipment	(2,521)	(917)
Proceeds from sale of assets	-	24
Change in other assets	169	116
Change in restricted cash	-	3,079
Net cash provided by (used in) investing activities	(2,352)	2,302
Cash flows from financing activities:
Payments on debt	(3,212)	(33,069)
Proceeds from debt	1,102	30,000
Distribution to unit holders	(3,812)	-
Net cash (used in) financing activities	(5,922)	(3,069)
Net increase (decrease) in cash and cash equivalents	2,067	(2,196)
Beginning cash and cash equivalents	15,416	16,566
Ending cash and cash equivalents	$17,483	$14,370
Supplemental disclosure of cash flow information:
Cash paid for interest	$613	$663
Supplemental disclosure of non-cash financing and investing activities:
Accounts payable and accrued expenses related to fixed assets	$15	$-

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. The financial information as of June 30, 2017 and the results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the results for the fiscal year ending September 30, 2017. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

The Company currently owns two ethanol production facilities in Aberdeen and Huron, South Dakota with a combined production capacity of 80 million gallons per year.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts.  Restricted cash at September 30, 2016 and June 30, 2017 included a deposit for a rail car sublease.

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

Receivables

Credit sales are made to a relatively small number of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  There was no allowance for doubtful accounts recorded at June 30, 2017 or September 30, 2016.

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

Prior to June 30, 2016, the Company used an estimated useful life of 10 years for process equipment.  Based on a re-evaluation of the useful lives of process equipment it conducted in the fiscal 2016 fourth quarter, the Company determined a change in estimate was necessary.  Accordingly, the Company increased the estimated useful life for process equipment from 10 to 15 years in the fiscal 2016 fourth quarter.  As a result of this change in estimate, depreciation expense was lower by approximately $5.3 million, or $0.21 per unit, in the nine months ended June 2017 than in the nine months ended June 2016.

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

Recent Accounting Pronouncements

          Effective October 1, 2018, the Company will adopt the amended guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” which requires revenue recognition to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated standard permits either the retrospective prior period reporting or cumulative effect transition method.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

          In February 2016, the ASC was amended and a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (“ROU”) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. The ROU asset will initially be measured as the sum of the initial lease liability, initial costs directly attributable to negotiating and arranging the lease, and payments made by a lessee to the lessor at or before the lease commencement date less any lease incentives received. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale-and-leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the potential effect of this new accounting standard on our balance sheet.

2. Inventories

A summary of inventories is as follows (in thousands):

	June 30,	September 30,
	2017	2016
Chemicals	$927	$814
Work in process	722	705
Ethanol	954	1,180
Distillers grain	143	45
Supplies and parts	1,812	1,786
Total	$4,558	$4,530

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	June 30,	September 30,
	2017	2016
Land	$1,811	$1,811
Buildings	8,107	8,097
Process equipment	109,123	105,713
Other equipment	72	-
Office equipment	1,763	1,600
Construction in process	392	1,571
	121,268	118,792
Accumulated depreciation	(89,408)	(86,561)
Property and equipment, net	$31,860	$32,231

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	June 30,
	2017	June 30,	September 30,
	Interest Rate	2017	2016
ABE South Dakota:
Senior debt principal - variable	4.49%	$25,890	$28,000
Deferred financing costs	N/A	(335)	(407)
Total outstanding		$25,555	$27,593

The estimated maturities of debt are as follows (in thousands):

	Senior Debt	Deferred
Due By June 30:	Principal	Financing Costs	Total
2018	$4,850	$(96)	$4,754
2019	4,040	(96)	3,944
2020	4,000	(95)	3,905
2021	13,000	(48)	12,952
Total debt	$25,890	$(335)	$25,555

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at June 30, 2017 was 0.99%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At June 30, 2017, the balance of the Term Loan was $15.0 million.

The $10.0 million Revolving Term Facility also has a Variable Rate equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At June 30, 2017, the balance of the Revolving Term Facility was $10.0 million.

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

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the Master Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The original loan commitment for the 2016 Term

Loan was $1.7 million, however, the Company drew only $1.1 million of this commitment. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  The Company began making quarterly payments of accrued interest on the 2016 Term Loan on January 1, 2017, and began making quarterly principal payments of $212,500 on April 1, 2017.

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

5. Major Customers

ABE South Dakota has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”)(formerly Gavilon, LLC), a diversified energy business.  These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants.  The term of these ethanol marketing agreements expires on June 30, 2019.

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of wet distillers’ grains produced at the ABE South Dakota Huron plant and modified distillers’ produced at the Aberdeen plant to third parties for an agreed-upon commission.  ABE South Dakota has a marketing agreement with Gavilon (as defined below) to market the dried distillers’ grains from the Aberdeen and Huron plants through July 31, 2018.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Nine Months Ending	As of and for the Nine Months Ending	As Of
	June 30,	June 30,	September 30,
	2017	2016	2016
NGL Energy - Ethanol
Nine months revenues	$87,325	$88,579
Receivable balance at period end	2,659	4,676	$3,642
Gavilon - Corn Oil & Distillers Grains
Nine months revenues	$9,958	$11,518
Receivable balance at period end	253	478	$323
Dakotaland Feeds - Distillers Grains
Nine months revenues	$7,897	$9,040
Receivable balance at period end	364	386	$470

6. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. The Company had entered into the following fixed price forward contracts at June 30, 2017:

Commodity	Type	Quantity	Amount (in 000's)	Period Covered Through
Ethanol	Sale	1,180,800 gallons	$1,618	July 31, 2017
Distillers grains	Sale	11,801 tons	437	July 31, 2017
Corn oil	Sale	250,000 lbs	65	July 31, 2017
Corn	Purchase	250,000 bushels	864	July 31, 2017

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

7.  Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of June 30, 2017 and September 30, 2016, and for the nine months ended June 30, 2017 and 2016.  ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota credit agreement. Under its current credit agreement, ABE South Dakota is allowed to make equity distributions of up to 40% of its net income and may distribute up to 100% of its net income if it achieves and maintains an owner’s equity ratio of at least 60% and working capital of at least $15 million. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Dollars in thousands)

	June 30,	September 30,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$825	$5,176
Restricted cash	1,000	1,000
Prepaids	25	-
Total current assets	1,850	6,176
Property and equipment, net	69	118
Other assets:
Investment in ABE South Dakota	27,414	20,420
Other assets	32	32
Total assets	$29,365	$26,746
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accounts payable	$1	$5
Accrued expenses	138	179
Other liabilities	33	39
Total liabilities	172	223
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	48,638
Accumulated deficit	(15,633)	(22,115)
Total members' equity	29,193	26,523
Total liabilities and members' equity	$29,365	$26,746

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Equity in earnings (losses) of consolidated subsidiary	$522	$(420)	$6,994	$(4,773)
Selling, general and administrative expenses	(167)	(162)	(521)	(455)
Operating income (loss)	355	(582)	6,473	(5,228)
Other expense	-	-	-	(6)
Interest income	2	5	9	46
Net income (loss)	$357	$(577)	$6,482	$(5,188)

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$6,482	$(5,188)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	49	83
Equity in (earnings) losses of consolidated subsidiaries	(6,994)	4,773
Loss on disposal of fixed asset	-	7
Amortization of deferred revenue and rent	(6)	(21)
Change in working capital components:
Other receivable	-	6
Prepaid expenses	(25)	-
Accounts payable	(4)	-
Accrued expenses	(41)	(192)
Net cash (used in) operating activities	(539)	(532)
Cash flows from investing activities:
Proceeds from sale of asset	-	25
Change in restricted cash	-	(33)
Net cash (used in) investing activities	-	(8)
Cash flows from financing activities:
Distribution to unit holders	(3,812)	(3,000)
Distribution to subsidiary	-	108
Net cash (used in) financing activities	(3,812)	(2,892)
Net (decrease) in cash and cash equivalents	(4,351)	(3,432)
Beginning cash and cash equivalents	5,176	8,158
Ending cash and cash equivalents	$825	$4,726

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
•

ethanol may trade at a premium to gasoline, as it is has at times recently, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS (as defined below). Consequently, there may be a negative impact on ethanol pricing and demand;

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
•

in late July 2017, the Brazilian government postponed for 30 days a decision to place a tariff of 16 to 20 percent on imported ethanol.  If the decision to impose the tariff is ultimately made, it could result in reduced export demand for United States ethanol and have a negative impact on domestic ethanol prices;

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

The table below provides a summary of our ethanol plants in operation as of June 30, 2017:

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

Plan of Operations through June 30, 2018

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

Closing of Smaller Aberdeen Plant

As discussed above, our Aberdeen plant consists of a single production facility.  Prior to April 2016, we also operated a smaller, nine-million gallon Aberdeen facility.  Therefore, our ethanol and distillers grain production and the quantity of corn and natural gas we consumed in the fiscal 2017 three-month and nine-month periods were lower than in the comparable fiscal 2016 three-month and nine-month periods.

Results of Operations for the Quarter Ended June 30, 2017 Compared to Quarter Ended June 30, 2016

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for three months ended June 30, 2017 and 2016 for our South Dakota plants:

	Three Months		Three Months
	June 30, 2017		June 30, 2016
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	20,352	$1.38	21,083	$1.42
Distillers grains (tons)	50	$91.27	57	$113.54
Corn Oil (pounds)	4,547	$0.26	2,442	$0.27

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	7,109	$3.24	7,372	$3.44
Natural Gas (therms)	505	$3.25	531	$2.31

As discussed above, our Aberdeen plant consists of a single production facility.  Prior to April 2016, we also operated a smaller, nine-million gallon Aberdeen facility.  Therefore, our ethanol and distillers grain production and the quantity of corn and natural gas we consumed in the fiscal 2017 three-month period were lower than in the comparable fiscal 2016 three-month period.  In the three months ended June 30, 2016, the smaller Aberdeen facility contributed approximately 677,000 gallons of ethanol and 2,000 tons of distillers grain production.  The plant consumed approximately 232,000 bushels of corn.  Natural gas usage for the smaller plant was not tracked separately.

Net Sales

Net sales for the quarter ended June 30, 2017 were $33.8 million, compared to $37.1 million for the quarter ending June 30, 2016, a decrease of $3.3 million or 9%. Ethanol gallons sold decreased by 4% and ethanol prices decreased by 3% for the quarter ended June 30, 2017, compared to the prior quarter ended June 30, 2016. As a percentage of net sales, ethanol sales were 83% and 81%; distillers’ sales were 13% and 18%; and corn oil sales were 3% and 2% for the quarters ending June 30, 2017 and June 30, 2016, respectively.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2017 was $32.3 million, compared to $36.6 million for the quarter ended June 30, 2016, a decrease of $4.3 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A $2.3 million decrease in corn costs offset by a $0.4 million increase in natural gas costs represented a majority of the decrease in cost of goods sold in the quarter ended June 30, 2017. Corn costs represented 71% and 69% of cost of sales for the quarters ended June 30, 2017 and 2016, respectively. Corn prices per bushel decreased 6% during the three-month period ending June 30, 2017 compared to the prior year quarter. We used 4% less corn in the three-month period ending June 30, 2017, compared to the three months ended June 30, 2016.

Natural gas costs represented 5% and 3% of total cost of sales for the quarters ending June 30, 2017 and 2016, respectively. The cost of natural gas per mmbtu increased by 41% to $3.25 for the quarter ended June 30, 2017 compared to the previous year quarter. Prices were higher in the current year due to increased demand as a result of colder winter months. Natural gas stocks have dropped year over year due to increased demand from colder weather and exports, resulting in higher prices in the current quarter versus last year. Our natural gas consumption decreased by 5% due to lower production in the quarter ending June 30, 2017 versus the quarter ending June 30, 2016.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs for the quarter ended June 30, 2017 were $1.0 million compared to $0.8 million for the previous quarter.  As a percentage of net sales, selling, general and administrative expenses were 2.9% and 2.0% of net sales, for the quarters ending June 30, 2017 and 2016, respectively.

Interest Expense

Interest expense for the quarter June 30, 2017 was $217,000 compared to $293,000 for the quarter ending June 30, 2016. The lower interest expense was the result of less interest bearing debt outstanding compared to the prior year quarter.

Results of Operations for the Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

     The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for the nine months ended June 30, 2017 and 2016 for our South Dakota plants only:

	Nine Months		Nine Months
	June 30, 2017		June 30, 2016
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	62,927	$1.39	67,136	$1.32
Distillers grains (tons)	157	$95.79	177	$112.12
Corn Oil (pounds)	14,311	$0.24	7,564	$0.23

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	21,939	$3.13	23,485	$3.36
Natural Gas (therms)	1,585	$3.43	1,767	$2.46

As discussed above, our Aberdeen plant consists of a single production facility.  Prior to April 2016, we also operated a smaller, nine-million gallon Aberdeen facility.  Therefore, our ethanol and distillers grain production and the quantity of corn and natural gas we consumed in the fiscal 2017 nine-month period were lower than in the comparable fiscal 2016 nine-month period.  In the nine months ended June 30, 2016, the smaller Aberdeen facility contributed approximately 4.8 million gallons of ethanol and 5,000 tons of distillers grain production.  The plant consumed approximately 604,000 bushels of corn.  Natural gas usage for the smaller plant was not tracked separately.

Net Sales

Net sales for the nine months ended June 30, 2017 were $106.1 million, compared to $110.4 million for the nine months ending June 30, 2016 a decrease of $4.3 million or 4%. Ethanol gallons sold decreased by 6% for the nine months ended June 30, 2017, compared to the prior nine months ended June 30, 2016.  As a percentage of net sales, ethanol sales were 82% and 80%; distillers’ sales were 14% and 18%; and corn oil sales were 3% and 2% for the nine months ending June 30, 2017 and June 30, 2016, respectively.  Although ethanol gallons sold in the 2017 period were affected by the April 2016 closing of the smaller Aberdeen plant, increased efficiencies at both the Huron and Aberdeen plant partially offset the lost production from the smaller plant.

Cost of Goods Sold

Cost of goods sold for the nine months ended June 30, 2017 was $96.3 million, compared to $112.9 million for the nine months ended June 30, 2016, a decrease of $16.6 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A $10.3 million decrease in corn costs offset by a $1.1 million increase in natural gas costs represented a majority of the decrease in cost of goods sold in the nine months ended June 30, 2017. Corn costs represented 71% and 70% of cost of sales for the nine months ended June 30, 2017 and 2016, respectively.  Corn prices per bushel decreased 7% during the nine-month period ending June 30, 2017 compared to the prior year nine months.  We used 13% less corn in the nine month period ending June 30, 2017, compared to the nine months ended June 30, 2016 as a result of increased production efficiencies and lower plant capacity.

Natural gas costs represented 6% and 4% of total cost of goods sold for the nine months ended June 30, 2017 and 2016, respectively. The cost of natural gas per mmbtu increased by $0.98 per mmbtu, or 40% for the nine months ending June 30, 2017 compared to the prior year period. Prices were higher in the current year due to increased demand as a result of colder winter months. Natural gas stocks have dropped year over year due to increased demand from colder weather and exports, resulting in higher prices in the current quarter versus last year.  Natural gas consumption decreased 10% for the nine months ending June 30, 2017 compared to the prior year period.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs remained consistent with the prior year period.  As a percentage of net sales, selling, general and administrative expenses for the nine months ending June 30, 2017 increased to 2.7%, compared to 2.2% for the nine months ended June 30, 2016.

Interest Expense

Interest expense for the nine months ending June 30, 2017 was $665,000, compared to $672,000 for the prior year period.  The interest expense for the nine months ending June 30, 2016 related to our long-term debt was $892,000 plus $44,000 of amortization of deferred waiver fees and $43,000 of amortization of deferred financing costs, which was offset by $307,000 of amortization of additional carrying value of long-term debt. The amortization of additional carrying value is netted against interest expense on our income statement, thereby significantly reducing the interest expense reported on our income statement for the nine months ending June 30, 2016.

As a result of the debt sweep payments made during fiscal year 2014 and 2015 and the final payoff of the 2010 Credit Agreement in December 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan.  As a result of the prepayments made during the nine months ending June 30, 2016, a gain of approximately $323,000 was recognized as Other Income during the nine months ending June 30, 2016.

Changes in Financial Position for the Nine Months ended June 30, 2017

Current Assets

The $1.4 million increase in current assets at June 30, 2017 compared to September 30, 2016 was primarily due to an increase in operating margins in the nine months ended June 30, 2017 and partially offset by a $1.1 million decrease in trade receivables and inventory, mostly due to timing differences.

Property, Plant and Equipment

The $0.4 million decrease in property, plant and equipment at June 30, 2017 compared to September 30, 2016, was primarily due to $2.5 million of capital expenditures offset by recognizing $2.9 million of depreciation expense year to date in fiscal 2017.

Current Liabilities

Accounts payable and accrued expenses increased by $0.2 million at June 30, 2017 compared to September 30, 2016 primarily due to timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt increased by $850,000 at June 30, 2017 compared to September 30, 2016.  The increase was due to the addition of the current portion of the 2016 Term Loan.

Long-term debt decreased by $2.9 million at June 30, 2017 compared to September 30, 2016. This decrease was due to $3.2 million of debt payments made in October 2016, January 2017 and April 2017, offset by $0.3 million of the long-term portion of the 2016 Term Loan.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of May 2017, current annualized U.S. ethanol production capacity was approximately 15.7 billion gallons per year. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline.  The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 143 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 14.3 billion gallons of ethanol per year.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol that can be used in all American automobiles. Increasingly, ethanol is also available as E15, which is a higher octane fuel with a 15 percent blend of ethanol. In June 2012, the EPA approved E15 for use in vehicles with model years 2001 and later. According to the RFA, this group of approved vehicles makes up 80 percent of all vehicles on the road today.  Although regulatory issues remain in many states, E15 is now available in limited locations in 28 states.  Ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended June 30, 2017, the average Chicago OPIS Spot Ethanol Assessment was $1.53 per gallon and the average NYMEX RBOB spot gasoline price was $1.58 per gallon, or approximately $0.05 per gallon above ethanol prices.

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

On November 30, 2015, the EPA announced final Renewable Volume Obligations (“RVOs”) for calendar year 2016. The final RVOs for corn-based ethanol blending in 2016 were set below the original blending requirements set by the RFS. The industry heavily advocated for increased RVO numbers in order to break through the “blend wall” that is established when the production capacity of the industry exceeds the mandated blending of corn-based ethanol. The final RVO numbers for corn-based ethanol were closer to current production capacity than they had been in the past, but still below the original statutory requirements. As of May 2017, current annualized ethanol production is approximately 15.7 billion gallons per the RFA. On November 23, 2016, the EPA announced the final rule for 2017 RVOs, which is set at 15.0 billion gallons for corn-based ethanol.  This rule is set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, and is considered a favorable outcome by the industry.

On January 26, 2017, the EPA published a rule delaying the effective dates of 30 recent regulations published by the EPA between October 28, 2016 and January 17, 2017 to allow for additional review by the Trump administration.  The 2017 RFS rule, setting the 2017 RVOs, was among the 30 regulations that were delayed until March 21, 2017; the RFS rule was originally scheduled to go into effect on February 10, 2017.  On March 21, 2017, the 2017 RVOs went into effect and no further delays were imposed.  On July 5, 2017, the EPA released the proposed RVOs for calendar year 2018.  Compared to the final RVOs for 2017, the 2018 proposal for total renewable fuel is slightly lower.  However, the proposed requirement that can be met with corn-based ethanol remains the same as 2017 at 15.0 billion gallons.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the RFS2 program through the year 2022 (in billions of gallons).

		Cellulosic			RFS Requirement
	Total Renewable	Ethanol	Biodiesel		That Can Be Met
	Fuel	Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol
2016 (1)	22.25	4.25	-	7.25	15.00
2016 (2)	18.11	0.23	1.90	3.61	14.50
2017 (1)	24.00	5.50	-	9.00	15.00
2017 (3)	19.28	0.31	2.00	4.28	15.00
2018 (1)	26.00	7.00	-	11.00	15.00
2018 (4)	19.24	0.24	2.10	4.24	15.00
2019	28.00	8.50	-	13.00	15.00
2020	30.00	10.50	-	15.00	15.00
2021	33.00	13.50	-	18.00	15.00
2022	36.00	16.00	-	21.00	15.00

(1)	Original statutory volumes.
(2)	Final EPA Renewable Fuel Standards for 2016 issued November 2015.
(3)	Final EPA Renewable Fuel Standards for 2017 issued November 2016.
(4)	Proposed EPA Renewable Fuel Standards for 2018 issued July 2017.

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

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of May 2017, current annualized U.S. ethanol production was approximately 15.7 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of May 2017, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

CO-PRODUCTS

Sales of distillers’ grains have represented 13% and 18% of our revenues for the quarters ended June 30, 2017 and 2016, respectively. When the plants are operating at capacity, they produce approximately 231,000 tons of dried distillers’ grains equivalents per year, approximately 15-16 pounds per bushel of corn used.  Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-Q, we sometimes refer to these products as “distillers’ grains” or “distillers.”

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

Competition

In the sales of distillers’ grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 55% of our distillers’ grain revenues from the sale of dried distillers’ grains, which have an indefinite shelf life and can be transported by truck or rail, and 45% from the sale of modified or wet distillers’ grains, which have a shorter shelf life and are typically sold in local markets via truck.

We compete with other ethanol producers in the sale of corn oil. We ship all of the corn oil at our facilities via truck. Many ethanol producers have added corn oil technology to their facilities.

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) for marketing the sale of wet distillers grains produced at the Huron plant and modified distillers grains produced at the Aberdeen plant. ABE South Dakota has a marketing agreement with Gavilon Ingredients, LLC, (“Gavilon”) for dried distillers’ grains produced at the Aberdeen and Huron plants that became effective July 1, 2013. The marketing agreement requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Aberdeen and Huron plants through July 31, 2018.

ABE South Dakota is party to an agreement with Gavilon to market all the corn oil produced by the Aberdeen and Huron plants through September 30, 2017 and November 30, 2017, respectively.

CAPITAL RESOURCES

During the quarter ended June 30, 2017, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has had minimal activity since the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined under the 2015 Credit Agreement with AgCountry.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $0.8 million on hand at June 30, 2017. ABE did not have any debt outstanding as of June 30, 2017.

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

ABE Fairmont

ABE Fairmont had no cash or cash equivalents on hand at June 30, 2017.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $16.7 million on hand at June 30, 2017. As of June 30, 2017, ABE South Dakota had interest-bearing term debt outstanding of $25.9 million.

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at June 30, 2017 was 0.99%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan.

The $10.0 million Revolving Term Facility also has a Variable Rate equal to the one month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company makes quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points.

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

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the Master Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The original loan commitment for the 2016 Term Loan was $1.7 million, however, the Company drew only $1.1 million of this commitment. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  The Company began making quarterly payments of accrued interest on the 2016 Term Loan on January 1, 2017, and began making quarterly principal payments of $212,500 on April 1, 2017.

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

CASH FLOWS

The following table shows our cash flows for the nine months ended June 30, 2017 and 2016:

	Nine Months Ended June 30
	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$10,341	$(1,429)
Net cash provided by (used in) investing activities	(2,352)	2,302
Net cash (used in) financing activities	(5,922)	(3,069)

Cash Flow from Operations

Cash flows provided by operating activities for the nine months ending June 30, 2017 were approximately $10.3 million compared to $1.4 million used in the prior year period, an increase of $11.7 million. Higher operating margins accounted for the majority of the overall increase in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows used in investing activities for the nine months ending June 30, 2017 were approximately $2.3 million compared to $2.3 million provided by investing activities for the prior year period. The current year nine months included a net of $2.5 million in additions to property and equipment offset by $0.2 million of patronage income. The prior year nine months included a $3.1 million change in restricted cash in connection with the December 2015 debt refinancing; this cash was restricted under the prior credit agreement and became unrestricted at the time of the refinancing. This was partially offset by $1.0 million in additions to property and equipment and $0.1 million of patronage income.

Cash Flow from Financing Activities

Cash flows used in financing activities for the nine months ending June 30, 2017 were $5.9 million compared to $3.1 million used in for the prior year period. The current year period included $1.1 million in debt proceeds in conjunction with the Huron corn oil project which was offset by long-term debt payments of $3.2 million and a distribution of $3.8 million to unit holders. Cash used in financing activities in the prior year period included long-term debt payments of $30.0 million and $3.1 million used for the payment of the restructuring and waiver fees in connection with the refinancing of the 2010 Senior Credit Agreement, offset by $30.0 million in proceeds from the 2015 Senior Credit Agreement.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	June 30,
	2017	June 30,	September 30,
	Interest Rate	2017	2016
ABE South Dakota:
Senior debt principal - variable	4.49%	$25,890	$28,000
Deferred financing costs	N/A	(335)	(407)
Total outstanding		$25,555	$27,593

The estimated maturities of debt at June 30 are as follows (in thousands):

	Senior Debt	Deferred
Due By June 30:	Principal	Financing Costs	Total
2018	$4,850	$(96)	$4,754
2019	4,040	(96)	3,944
2020	4,000	(95)	3,905
2021	13,000	(48)	12,952
Total debt	$25,890	$(335)	$25,555

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

During the fourth quarter of fiscal 2016, the Company re-evaluated the estimated lives of process equipment.  Prior to June 30, 2016, the Company used an estimated useful life of 10 years for process equipment.  Based on the re-evaluation, the Company determined a change in estimate was necessary.  Accordingly, the Company increased the estimated useful life for process equipment from 10 to 15 years in the fourth quarter of fiscal 2016.  As a result of this change in estimate, depreciation expense was approximately $5.3 million lower in the nine months ended June 30, 2017 than the nine months ended June 30, 2016.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of June 30, 2017, we had $25.9 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.26 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended June 30, 2017, sales of ethanol represented 83% of our total revenues and corn costs represented 71% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At June 30, 2017, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.31 and $3.24 respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 13% of our total revenues for the quarter ended June 30, 2017. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $93 per ton at June 30, 2017.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 5.1% of total cost of sales for the quarter ended June 30, 2017. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At June 30, 2017, the price of natural gas on the NYMEX was $3.18 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts that guaranteed prices on 18% of our ethanol gallons sold through July 2017. At June 30, 2017 we had entered into forward sale contracts representing 61% of our expected distillers’ grains production output through July 2017.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.31	$9.4
Distillers grains	0.2	tons	10.0%	93.00	1.9
Corn	27.1	bushels	10.0%	3.24	8.8
Natural gas	2.1	mmbtus	10.0%	3.18	0.7

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

(2)

Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of June 30, 2017.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of June 30, 2017, we had $25.9 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.26 million.

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

The Brazilian government is currently contemplating a decision to impose tariffs on ethanol being imported into Brazil.  If imposed, tariffs are expected to be at a levels of 16 to 20 percent.  U.S. ethanol producers exported over 255 million gallons of ethanol to Brazil from January to May of 2017, which was approximately 42 percent of U.S. ethanol exports during that period.  In late July 2017, the Brazilian government postponed the decision on the potential tariff for 30 days.  We cannot estimate the exact effect this tariff would have on the overall domestic ethanol market.  However, it is possible a tariff at the levels contemplated could reduce ethanol prices in the domestic market by decreasing export demand for U.S. ethanol.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 27, 2017, the Advanced Bioenergy, LLC Board of Directors (“Board”) approved the final terms of two unit appreciation rights that had been awarded to the Company’s Chief Executive Officer and Chief Accounting Officer Richard Peterson on January 28, 2015 (“2015 UAR”) and January 27, 2016 (“2016 UAR”).  In addition, the Board approved an amendment to a separate unit appreciation right that had been awarded to Mr. Peterson on January 18, 2013 (“2013 UAR”) and had been approved by the Company’s unit holders at the 2013 Regular Meeting of Members.

The key terms of the three unit appreciation rights are:

2013 UAR:

Date of AwardJanuary 18, 2013

Expiration DateJanuary 17, 2023

Original Exercise Price$1.15

Number of Units200,000

2015 UAR:

Date of AwardJanuary 28, 2015

Expiration Date:January 27, 2025

Original Exercise Price$1.00

Number of Units12,500

2016 UAR:

Date of AwardJanuary 27, 2016

Expiration DateJanuary 26, 2026

Original Exercise Price$1.24

Number of Units100,000

Each unit appreciation right provides that the exercise price will be reduced by any per unit distribution received by the unit holders of the Company.  In its annual reports on Form 10-K and its proxy statements for Regular Meetings of Members, the Company will report the current exercise price of each outstanding unit appreciation right.  The unit appreciation rights are generally exercisable and payable on the occurrence of a Change of Control of the Company or earlier upon Mr. Peterson’s death, disability, or termination of employment by the Board without cause.

Copies of the 2015 UAR, the 2016 UAR and the amendment to the 2013 UAR are attached as exhibits to this Form 10-Q.

Item 6. Exhibits

Exhibit
No.	Description

10.1	Unit Appreciation Right dated as of January 28, 2015 between Advanced Bioenergy, LLC and Richard Peterson.

10.2	Unit Appreciation Right dated as of January 27, 2016 between Advanced Bioenergy, LLC and Richard Peterson.

10.3	Amendment No 1 dated as of August 4, 2017 between to Unit Appreciation Right dated as of January 18, 2013 between Advanced Bioenergy, LLC and Richard Peterson.

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.

32	Section 1350 Certifications.

101

The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2017 and September 30, 2016 ; (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and June 30, 2016; (iii) Consolidated Statements of Changes in Member’s Equity for the nine months ended June 30, 2017; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: August 10, 2017	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)