Form 10-K
period 2017-09-30
Advanced BioEnergy, LLC
filed 2017-12-18
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

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

As of December 18, 2017, the number of outstanding membership units was 25,410,851.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Members are incorporated by reference into Part III.

ADVANCED BIOENERGY, LLC

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

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

•	our margins have fluctuated in the past and could become negative, which may affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;
•	our dependence on third parties for the marketing and sale of our ethanol and co-products;
•	our dependence on South Dakota Wheat Growers for the corn we need to produce ethanol;
•	our risk mitigation strategies could be unsuccessful and could materially harm our results;
•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;
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

•	increases in the ethanol tariff from 5 to 30 percent imposed by the Chinese government could result in reduced export demand for ethanol and have a negative impact on domestic ethanol prices;
•

in late August 2017, the Brazilian government imposed a tariff of 20 percent on U.S. ethanol imports. The tariff will apply to imports after an initial tax-free quota of 600 million liters, or 158.5 million gallons, per year. The tariff could result in reduced export demand for United States ethanol and have a negative impact on domestic ethanol prices;

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

FACILITIES

The table below provides a summary of our dry mill ethanol plants in operation as of September 30, 2017:

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
(2)

Our plant at Aberdeen formerly consisted of two production facilities that operated on a separate basis.  The larger plant is represented in table above. In April 2016, the Company ceased operations at its smaller, nine million gallon Aberdeen facility due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with a weak margin environment. In the fourth quarter of fiscal 2016, the Company decided not to resume operations at this facility in the future and, accordingly, impaired the value of this asset on its financial statements to an estimated salvage value of $200,000, which resulted in a loss of $1,584,000 in the fourth quarter of fiscal 2016. During fiscal 2017, the Company has received proceeds to date of $155,000 from the salvage of the smaller plant. At September 30, 2017, the remaining value of the asset on the Company’s financial statements was $45,000.

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

ETHANOL

Ethanol sales have represented 82%, 80%, and 79% of our revenues in the years ended September 30, 2017, 2016, and 2015, respectively. In 2016, the United States consumed 14.36 billion gallons of ethanol representing 10.0% of the 143.37 billion gallons of finished motor gasoline consumed, according to the U.S Energy Information Administration (“EIA”). Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and as a gasoline alternative.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol that can be used in all American automobiles. Increasingly, ethanol is also available as E15, which is a higher octane fuel with a 15 percent blend of ethanol. In June 2012, the EPA approved E15 for use in vehicles with model years 2001 and later. According to the Renewable Fuels Association, this group of approved vehicles makes up 80 percent of all vehicles on the road today.  Although regulatory issues remain in many states, E15 is now available in limited locations in 29 states.  Ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles.

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

As of November 2017, current annualized ethanol production is approximately 15.6 billion gallons per the RFA. On November 23, 2016, the EPA announced the final rule for 2017 RVOs, which is set at 15.0 billion gallons for corn-based ethanol.  This rule was set at 100% of the original conventional biofuel requirement of 15.0 billion gallons. On November 30, 2017 the EPA announced the final rule for 2018 RVOs, which is set at 15.0 billion gallons for corn-based ethanol.  This rule is also set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, but has a reduction in the amount of advanced biofuels required.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the RFS2 program through the year 2022 (in billions of gallons):

Year	Total Renewable Fuel Requirement	Cellulosic Ethanol Minimum Requirement	Biodiesel Minimum Requirement	Advanced Biofuel	RFS Requirement That Can Be Met With Corn-Based Ethanol
2017(1)	24.00	5.50	—	9.00	15.00
2017(2)	19.28	0.31	2.00	4.28	15.00
2018(1)	26.00	7.00		11.00	15.00
2018(3)	19.29	0.29	2.10	4.29	15.00
2019	28.00	8.50	—	13.00	15.00
2020	30.00	10.50	—	15.00	15.00
2021	33.00	13.50	—	18.00	15.00
2022	36.00	16.00	—	21.00	15.00

(1)	Original statutory volumes.
(2)	Final EPA Renewable Fuel Standards for 2017 issued November 2016.
(3)	Final EPA Renewable Fuel Standards for 2018 issued November 2017.

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

E85, a Gasoline Alternative

Ethanol is the primary blend component in E85. According to the RFA, today there are over 4,000 retail stations offering E85 in the U.S. The RFA estimates that there are now more than 22.0 million ethanol-flexible fuel vehicles (“FFVs”), on the road in the U.S. today, which is approximately eight percent of all vehicles.

E15

As noted above, to increase ethanol usage, Growth Energy requested a waiver from the EPA to increase the allowable amount of ethanol blended to a 15% level. In June 2012, the EPA approved E15 to be used in vehicles with model years 2001 and later. Although regulatory issues remain in many states, E15 is available in limited locations in 29 states as of November 2017.

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of November 2017, current annual U.S. ethanol production capacity was approximately 16.05 billion gallons per year, with actual annualized production around 15.6 billion gallons per year. On a national level there are numerous other production facilities with which we are in direct competition, many of which have greater resources than we do. As of November 2017, South Dakota had 15 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

CO-PRODUCTS

Sales of distillers’ grains have represented 14%, 18%, and 20% of our revenues for the years ended September 30, 2017, 2016, and 2015, respectively. When our plants are operating at capacity, they produce approximately 231,000 tons of dried distillers’ grains equivalents per year, approximately 15-16 pounds per bushel of corn used. Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-K, we sometimes refer to these products as “distillers’ grains” or “distillers’.”

We installed corn oil extraction technology at our Aberdeen plant in 2012 and at our Huron plant in October 2016. Corn oil systems are designed to extract non-edible corn oil during the thin stillage evaporation process immediately prior to production of distillers’ grains. Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than the water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers’ grains.

Industrial uses for corn oil include being used as feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Our corn oil is primarily sold by truck to biodiesel manufacturers.

Competition

In the sales of distillers’ grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 59% of our distillers’ grain revenues from the sale of dried distillers’ grains, which have an indefinite shelf life and can be transported by truck or rail, and 41% from the sale of modified or wet distillers’ grains, which have a shorter shelf life and are typically sold in local markets and delivered via truck.

We compete with other ethanol producers in the sale of corn oil. We ship all of the corn oil produced at our facilities via truck.  Many producers have added corn oil technology to their facilities.

Co-Product Marketing

ABE South Dakota has an agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) to market wet distillers grains produced at the Huron plant and modified distillers produced at the Aberdeen plant. ABE South Dakota has a marketing agreement with Gavilon Ingredients, LLC (“Gavilon”) for dried distillers’ grains produced at the Huron and Aberdeen plants that became effective July 1, 2013. The marketing agreement requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Huron and Aberdeen plants through July 31, 2018. The Aberdeen plant self-markets its wet and a small portion of modified distillers’ grains.

ABE South Dakota is party to an agreement with Gavilon to market all the corn oil produced by the Huron and Aberdeen plants through September 30, 2018 and November 2018, respectively.

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol primarily by processing corn. Other possible feeds are grain sorghum, or other cellulosic materials. The corn is conveyed directly from South Dakota Wheat Growers to the plant where it is weighed and transferred to a scalper to remove rocks, cobs, and other debris. The corn is then fed to a hammermill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-sugar conversion. The grain slurry is then pumped into fermenters, where yeast is added, to begin the batch-fermentation process. Fermentation is the process by which yeast converts the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the corn mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually natural gasoline. The 200-proof alcohol and 2.0-2.5% denaturant blend constitute denatured fuel ethanol.

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

RAW MATERIALS

Corn

In 2016, the ethanol industry consumed approximately 5.4 billion bushels of corn, which approximated 37% of the 14.6 billion bushels of domestic corn production, according to the U.S. Department of Agriculture.

Our production facilities produce ethanol by using a dry-mill process, with an annual production capacity of approximately 80 million gallons, which yields approximately 2.8 gallons of denatured ethanol per bushel of corn. When our South Dakota facilities are operating at capacity, they process approximately 27 million bushels of corn per year. We have a grain origination agreement with South Dakota Wheat Growers Association (“SDWG”) under which SDWG originates, stores and delivers corn to the Aberdeen and Huron plants. Although our agreement with SDWG allows us to purchase corn from other sources, we have historically not done this. Our agreement with SDWG was automatically renewed in November 2016 and expires in November 2019.

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

Shipment of Ethanol by Rail Car

We transport ethanol to our customers primarily via tanker rail cars. As of September 30, 2017, we are leasing ethanol tank cars under leases that expire at varying times over the next five years. Over the past several years, there have periodically been periods of increased rail traffic congestion throughout the United States, primarily due to the increase significant in cargo trains carrying shale oil. From time to time, this congestion has affected our ability to have our tanker rail cars return to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints. To mitigate this risk, the Company added one million gallons of denatured ethanol storage at the Aberdeen plant, which became operational in January 2015. The Company may also consider additional storage capacity at the Huron plant in the future.

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

EMPLOYEES

As of December 1, 2017, we had 63 full-time employees. None of our employees are covered by a collective bargaining agreement.

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

One of our members beneficially owns a large percentage of our units, which may enable it to control substantially all matters requiring member approval.  This member, THL and affiliated entities (f/k/a Hawkeye Energy Holdings), has been granted other special voting rights.

In August 2009, we and each of our then-current directors, South Dakota Wheat Growers Association, entities associated with Clean Energy Capital (“CEC”) (and predecessor entities) and entities associated with Thomas H. Lee Partners, L.P. (“THL”) executed a Voting Agreement (the “Voting Agreement”). The Voting Agreement, as amended January 25, 2015, among other things, currently requires the parties to (a) nominate for election to the board two designees of THL and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of these designees, (c) vote (or act by written consent) all units (or other voting equity securities) of the Company they beneficially own, hold of record or otherwise control at any time, in person or by proxy, to elect each of the designees to the board, (d) not take any action that would result in (and take any action necessary to prevent) the removal of any of the designees from the board or the increase in the size of the board to more than nine members without the consent of the THL and the Chief Executive Officer, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. As of January 1, 2017, entities associated with CEC no longer have a five percent ownership interest in the Company and accordingly, CEC is not entitled to designees for whom the other parties to the Voting Agreement must vote. The Company has also granted THL board observation rights under the Voting Agreement. At December 1, 2017, the parties to the Voting Agreement held in the aggregate approximately 40% of the outstanding units of the Company.

As a result of the Voting Agreement and its ownership, THL has the ability to significantly influence the outcome of any actions taken by our board of directors. In addition, given the large ownership of this entity, THL can significantly influence other actions, such as amendments to our operating agreement, mergers, going private transactions, and other extraordinary transactions, and any decisions concerning the terms of any of these transactions. The ownership and voting positions of this member may have the effect of delaying, deterring, or preventing a change in control or a change in the composition of our board of directors. This member may also use its contractual rights, including access to management, and its large ownership position to address its own interests, which may be different from those of our other members.

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

We depend on others for sales of our products and purchases of our inputs, which may place us at a competitive disadvantage and reduce profitability.

As noted above, we currently have agreements with a third-party marketing firm, NGL, to market all of the ethanol we produce at our facilities. We also contract with third parties to market the sale of most of the distillers’ grains and corn oil produced at our South Dakota plants. If the ethanol or co-product marketers breach their contracts or do not have the ability, for financial or other reasons, to market all of the ethanol we produce or to market the co-products produced at the South Dakota plants, we may not have any readily available alternative means to sell our products. Our lack of a sales force and reliance on these third parties to sell and market most of our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and co-products may result in lower revenues and reduced profitability.

We have a grain origination agreement with South Dakota Wheat Growers Association (“SDWG”), under which SDWG originates, stores and delivers corn to the Aberdeen and Huron plants. Although our agreement with SDWG allows us to purchase corn from other sources, we have historically not done this. Our agreement with SDWG was automatically renewed in November 2016 and expires in November 2019.  In fiscal 2017, we announced our intention to explore constructing grain storage at our Aberdeen plant in the event we are unable to negotiate a more favorable grain origination agreement with SDWG when the current agreement expires.  We have also begun to explore constructing grain storage at our Huron plant.  The process of constructing and operating our own grain storage facilities would require a substantial commitment of time and capital and there is no assurance that we could successfully do so.  If we are unable to negotiate a more favorable grain origination agreement with SDWG, or successfully construct and operate our own grain storage facility, it could have a material adverse effect on our business, results of operations and financial condition.

We are exposed to credit risk resulting from non-payment by significant customers.

We have a concentration of credit risk because our ABE South Dakota subsidiary generally sells all of its ethanol to a single customer. Although we typically receive payments within twenty days from the date of sale for our ethanol, distillers’ grains and corn oil, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Our credit risk concentrations for inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to pay our accounts receivable or to deliver us inventory for advance payments we made may cause us to experience losses and may adversely affect our liquidity and our ability to make our payments when due. As of September 30, 2017, the total receivable balance at ABE South Dakota was $4.0 million, of which 99% was due from three customers.

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

Natural gas costs represented approximately 5.5% of our cost of goods sold in the year ended September 30, 2017. We rely upon third parties for our supply of natural gas that we consume to produce ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, hurricanes in the Gulf of Mexico, and the expansion of hydraulic fracturing in the U.S. over the past several years, which has expanded domestic supplies, and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to produce ethanol. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. Natural gas prices over the period from October 1, 2012 through September 30, 2017, based on the New York Mercantile Exchange or NYMEX, daily futures data, have ranged from a low of $2.44 per million British Thermal Units, or mmbtu, on April 27, 2015 to a high of $6.49 per mmbtu on February 24, 2014. At September 30, 2017, the NYMEX price of natural gas was $3.01 per mmbtu.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results.

We are exposed to a variety of market risks, including the effects of changes in commodity prices. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. We cannot ensure that we will not experience hedging losses in the future. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, failure to have adequate capital to use various hedging strategies, may expose us to substantial risk of loss, or result in a loss for our company. As of September 30, 2016 and 2017, we did not have any material derivative contracts outstanding.

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

Our units are subject to substantial transfer restrictions pursuant to our operating agreement. As a result, investors may not be able to easily liquidate their investments in the units and, therefore, may be required to assume the risks of investments in us for an indefinite period of time, which may be the life of our Company.

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

According to the RFA, domestic ethanol production capacity has increased dramatically from 1.7 billion gallons per year in January 1999 to 16.0 billion gallons per year as of November 2017. In addition to this increase in production capacity, excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply, which could result from a number of factors, including but not limited to, regulatory developments, reduced exports and reduced gasoline consumption in the U.S. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. In August 2012, the Federal government issued regulations to increase fuel efficiency and reduce greenhouse gas pollution for all new cars and trucks sold in the United States. These new standards will cover cars and light trucks for Model Years 2017-2025, requiring performance equivalent to 54.5 mpg in 2025. These standards are likely to reduce the overall demand for gasoline, and therefore ethanol.

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

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. In 2016, the United States consumed 14.36 billion gallons of ethanol representing 10.0% of the 143.37 billion gallons of finished motor gasoline consumed, according to the U.S Energy Information Administration (“EIA”). Ethanol plants in the United States produced 15.3 billion gallons in 2016, approximately 0.5 billion gallons more than were produced in 2015. The demand for ethanol is affected by what is commonly referred to as the “blending wall”, which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 143.37 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 14.0 billion gallons of ethanol per year. In order to expand demand for ethanol, higher percentage blends must be used in standard vehicles.

To drive growth in ethanol usage, Growth Energy requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. A final decision, announced on October 13, 2010, allows E15 usage in 2007 and newer vehicles, and was updated on January 21, 2011 to include 2001 to 2006 vehicles. Although regulatory issues remain in many states, E15 is now available in limited locations in 29 states.

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

A current focus in ethanol production research is the development of an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. This focus is driven by governmental mandates including the Renewable Fuels Standard, as most recently amended (“RFS2”), and the fact that cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Furthermore, ethanol produced from cellulose based biomass is generally considered to emit less carbon emission than ethanol produced from corn. If an efficient method of producing ethanol from cellulose-based biomass is developed and commercialized on a large scale, we may not be able to compete effectively. There is currently one commercial scale cellulosic ethanol plant operating. We currently believe it would not be cost-effective for us to convert our existing plants into cellulose-based biomass facilities. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue and operate profitably will be negatively affected.

Competition from new or advanced technology may lessen the demand for ethanol and negatively affect our profitability.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that use both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry will offer a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would adversely affect our profitability and reduce the value of our units.

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

The use and demand for ethanol and its supply are affected by federal and state legislation and regulation, most significantly the Renewable Fuels Standard. Any changes in applicable legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, and the ability to operate at a profit.

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

On November 30, 2017, the EPA announced final RVO requirements for the RFS for calendar year 2018. The conventional biofuel requirement of 15 billion gallons remained the same as the rule proposed in July 2017. This final rule achieves the statutory requirement level as originally set by Congress when the RFS was enacted. However, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

Current ethanol production capacity is approximately 16.0 billion gallons according to the RFA. Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

The U.S. Department of Transportation is requiring the tanker cars that are used to transport ethanol be replaced or retrofitted to meet new rail safety standards.

We use tanker rail cars to transport the majority of the ethanol produced at our facilities. We currently have 383 tanker cars under lease. The majority of the tanker cars used by our company and the rest of the ethanol industry are DOT-111 tanker cars; these are the same type of tanker cars used by the oil industry to transport crude oil.

In response to various incidents on the rail system involving the transportation of crude oil products, the Department of Transportation (“DOT”) has issued new safety regulations surrounding the transportation of highly flammable liquids, which includes not only crude oil products, but also ethanol. The DOT originally proposed a three-year timetable for replacing or modifying current DOT-111 railcars used in ethanol service. However, the ethanol industry argued that it should be afforded more time because corn-based fuel shipped by rail poses less of a risk to public safety than crude oil. The DOT’s final rule gave the ethanol industry until May 1, 2023 to replace or retrofit current DOT-111 cars. Although the extended timetable was a positive outcome for the ethanol industry, the new requirements could result in a shortage of compliant tanker cars. This could have an adverse impact on our operations, because we may be faced with drastically increased lease costs or be forced to retrofit the tanker cars we have under lease, which could have an adverse impact on our business both in the cost of the retrofits as well as potential disruption to our production as a result of cars being out of service while they are retrofitted.

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

The Brazilian government has imposed tariffs on ethanol exports to Brazil, which could negatively affect the demand and pricing for ethanol.

In late August 2017, the Brazilian government imposed a tariff of 20 percent on U.S. ethanol imports. The tariff will apply to imports after an initial tax-free quota of 600 million liters, or 158.5 million gallons, per year.  The U.S. exported more than 276 million gallons of ethanol to Brazil in the first six months of 2017, which was close to the total amount exported to Brazil during all of 2016.  We cannot estimate the exact effect this tariff will have on the overall domestic ethanol market.  However, it is possible a tariff at this level could reduce ethanol prices in the domestic market by decreasing export demand for U.S. ethanol.

Regulations governing the production and sale of animal feeds, including distillers’ grains, may change our operating procedures and increase our operating costs, and could affect the export markets for distillers’ grains.

In November 2015, in response to Food Safety and Modernization Act (“FSMA”) implemented in 2011, the Food and Drug Administration (“FDA”) issued final rules for Current Good Manufacturing Practices (“CGMP”): Hazard Analysis, Risk-Based Preventative Controls and Oversight and Management of Preventative Controls for human and animal food facilities. The final rules require FDA-registered food facilities to address safety concerns for sourcing, manufacturing and shipping food products through food safety programs and plans, which includes conducting hazard analyses, developing risk-based preventative controls and monitoring, and addressing intentional adulteration, recalls, sanitary transportation and supplier verification.  The implementation of the final rule varies depending on the size of the organization and other criteria.  We became subject to CGMP compliance beginning September 2017, with preventive controls becoming effective one year later in September 2018.  We have prepared a detailed compliance plan using third party resources and trained our employees on the requirements of FSMA. Implementation of the final regulations may change our operating procedures for the production, handling and sale of distillers’ grains, and may increase our operating and compliance costs.

Actions by the Chinese government may limit the sale of distillers’ grains to China.

China has historically been one of the world’s largest importers of U.S. dry distillers’ grains. In late 2013, the Chinese government signaled its intent to regulate the quality of food imports into China. To achieve this goal, the China AQSIQ (General Administration of Quality Supervision, Inspection and Quarantine) agency indicated that it would require U.S. food producers to register and comply with Chinese food preparation guidelines, and the U.S. government to monitor the production of food products in the U.S. that are exported to China, in a manner similar to the system proposed under the FSMA.

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

In January 2016, China’s Ministry of Commerce (“MOC”) launched anti-dumping and countervailing duties investigations into U.S. distillers grains being imported into China. The anti-dumping investigation is in response to claims made by Chinese producers that U.S. distillers grains were being sold at prices below normal value, thereby damaging the domestic industry.  The countervailing duties investigation is in response to claims that U.S. distillers grain exports are subsidized by the U.S. government. On September 23, 2016, China's MOC issued a preliminary duty of 33.8 percent for all producers related to the antidumping investigation on U.S. distillers grain, due at the time of product arrival.  On September 28, 2016, MOC issued preliminary duties of between 10 and 10.7 percent, depending on the producer of the product, related to the countervailing duty investigation on U.S. distillers grain; this is also due at time of product arrival.  These duties were larger than expected and market prices for U.S. distillers began to drop following the imposition of these duties.  In January 2017, China further increased these duties in a final ruling following the investigation.  Distillers grains anti-dumping duties were increased to 42.2 to 53.7 percent and the distillers grains countervailing duties were increased to 11.2 to 12 percent.

China has historically been one of the world’s largest importers of distillers grain. In 2015, it accounted for 50 percent of the U.S. distillers grain exports.  In 2016, distillers grain imports by China were down 50 percent to 3.3 million metric tons versus 2015.  We cannot estimate the exact effect these duties will have on the overall domestic distillers grains market.  However, the U.S. is the world's largest exporter of distillers grains, and if the duties remain in place, it will likely continue to reduce distillers grains prices in the domestic market by decreasing worldwide demand for distillers grains.

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

We are subject to extensive air, water and other environmental regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. In addition, the plants we operate or manage need to maintain a number of environmental permits. Each ethanol plant we operate and manage is subject to environmental regulation by the State of South Dakota and by the EPA. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts on the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations or facility shutdowns, liability for the costs of investigation or remediation and for damages to natural resources. Our operating subsidiary may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials from those plants.

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

We are a Delaware limited liability company that has elected to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deduction and credit passed through to the holders of the units. However, if for any reason the IRS successfully determines that we should be taxed as a corporation rather than as a partnership, we would be taxed on our net income at rates of up to 35%, or such lower rate as may be established by Congress, for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the holders of the units. If we were to be taxed as a corporation for any reason, distributions we make to investors will be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, thus resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will have less cash to distribute to our unit holders. Treatment of our company as a corporation for tax purposes could materially adversely affect our business and financial condition.

We might elect to convert our entity status from a limited liability company to a corporation, which would increase our tax burden.

Although we have no current plans to convert to a corporation, our company might elect in the future to convert to a corporation. If we convert to a corporation, no profits will be allocable to unit holders, there will be no tax liability to our unit holders unless we pay a dividend and our company, as a result, would not make tax distributions to our unit holders with respect to these allocable profits. Conversion to a corporation would require an approval by member vote pursuant to our operating agreement. If we elect to be organized as a corporation, we will be subject to Subchapter C of the Internal Revenue Code. We would be taxed on our net income at rates of up to 35%, or such lower rate as may be established by Congress, for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the unit holders. Distributions, if made to investors, would be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will also have less cash to distribute to our unit holders. Treatment of our company as a corporation for tax purposes could materially adversely affect our business and financial condition.

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

The table below provides a summary of our ethanol plants in operation as of September 30, 2017. We currently own each of these facilities.

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
(2)

Our plant at Aberdeen formerly consisted of two production facilities that operated on a separate basis. The larger plant is represented in table above. In April 2016, the Company ceased operations at its smaller, nine-million gallon facility in Aberdeen due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with a weak margin environment. In the fourth quarter of fiscal 2016, the Company decided not to resume operations at this facility in the future and, accordingly, impaired the value of this asset on its financial statements to an estimated salvage value of $200,000, which resulted in a loss of $1,584,000 in the fourth quarter of fiscal 2016. During fiscal 2017, the Company has received proceeds to date of $155,000 from the salvage of the smaller plant. At September 30, 2017 the remaining value of the asset on the Company’s financial statement was $45,000.

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

Holders

There were 1,618 holders of record of our units as of December 1, 2017.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during fiscal 2017.

Distributions

In December 2012, after the sale of the Fairmont facility, we paid a distribution of $4.15 per unit to our unit holders. Our board of directors declared a cash distribution of $0.31 per unit on September 18, 2013, which was paid out in October 2013. In June 2014, our board of directors declared a cash distribution of $0.48 per unit, which was paid out in June 2014. In February 2017, our board of directors declared a cash distribution of $0.15 per unit, which was paid out in February 2017.   Subject to any loan covenants or restrictions with any lenders, we may elect to make future distributions to our members in proportion to the units that each member holds relative to the total number of units outstanding. There can be no assurance that we will ever be able to pay any subsequent distributions to our unit holders.

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

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities in fiscal 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The equity securities outstanding as of September 30, 2017 under equity compensation plans are (i) the 200,000 January 18, 2013 Unit Appreciation Right (which was approved by the Company’s unit holders at the 2013 Regular Meeting of Members), (ii) the 12,500 January 28, 2015 Unit Appreciation Right, and (iii) the 100,000 January 27, 2016 Unit Appreciation Right. Each of these equity awards are to the Company’s Chief Executive Officer Richard Peterson. The following table provides information as of September 30, 2017 with respect to Company’s Units under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	200,000	$0.21	None
Equity compensation plans not approved by security holders	12,500	$0.85	None
Equity compensation plans not approved by security holders	100,000	$1.09	None
Total	312,500		None

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated income statement data and other financial data for the years ended September 30, 2014 and 2013 and as of September 30, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of September 30, 2017 and 2016 and the selected consolidated income statement data and other financial data for each of the three years in the period ended September 30, 2017 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

This selected financial data includes comparative income statement data whose presentation has been adjusted for the effects of discontinued operations, due to the sale of the Fairmont facility in December 2012.

	Years Ended September 30,
	2017	2016	2015	2014	2013(1)
	(in thousands, except per unit data)
Income statement data:
Ethanol and related product sales	$143,532	$144,695	$151,706	$198,347	$240,745
Other revenues	-	183	411	430	1,242
Total net sales	143,532	144,878	152,117	198,777	241,987
Cost of goods sold	130,228	145,367	151,511	165,171	240,056
Gross profit (loss)	13,304	(489)	606	33,606	1,931
Selling, general and administrative expenses	3,622	3,267	2,999	4,833	6,760
Asset impairment	-	1,584	-	-	-
Operating income (loss)	9,682	(5,340)	(2,393)	28,773	(4,829)
Other income	132	383	434	1,383	270
Other expense	(176)	(73)	(7)	-	-
Interest expense	(880)	(914)	(147)	(710)	(2,884)
Interest income	11	51	22	35	19
Income (loss) from continuing operations	8,769	(5,893)	(2,091)	29,481	(7,424)
Income (loss) from discontinued operations	—	—	-	-	79,179
Net income (loss)	$8,769	$(5,893)	$(2,091)	$29,481	$71,755
Basic weighted units outstanding	25,411	25,411	25,411	25,411	25,333
Diluted weighted units outstanding	25,411	25,411	25,411	25,411	25,333
Income (loss) per unit basic	$0.35	$(0.23)	$(0.08)	$1.16	$2.83
Income (loss) per unit diluted	$0.35	$(0.23)	$(0.08)	$1.16	$2.83

	As of September 30,
	2017	2016	2015	2014	2013
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$18,804	$15,416	$16,566	$21,982	$27,796
Property and equipment, net	31,226	32,231	41,155	49,644	58,645
Total assets	61,629	60,033	72,788	87,617	112,541
Total debt	24,366	27,593	32,654	45,563	77,847
Total equity	31,480	26,523	32,416	34,507	17,223

(1)	The fiscal 2013 results include the sale of the Fairmont facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Management’s Discussion and Analysis section discusses the Company’s results of operations for the years ending September 30, 2017, 2016 and 2015, together with its balance sheets as of September 30, 2017, and 2016.

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

To execute our business plan, in November 2006 we acquired ABE South Dakota, LLC (“ABE South Dakota”)(f/k/a Heartland Grain Fuels, LP), which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We began construction of our new facility in Aberdeen, South Dakota in April 2007, and began operations in January 2008. Our production operations are carried out primarily through our operating subsidiary ABE South Dakota which owns and operates ethanol facilities in Aberdeen and Huron, South Dakota.

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
(2)

Our plant at Aberdeen formerly consisted of a single production facility that is represented in the table above. Prior to April 2016, we also operated a smaller, nine-million gallon Aberdeen facility. We closed this smaller plant in April 2016 due to inefficiencies and the ongoing capital expenditures required to keep it in operating condition, coupled with a weak margin environment. We decided during our fiscal 2016 fourth quarter not to resume operations at this facility in the future and, accordingly, impaired the value of this asset on our financial statements to an estimated salvage value of $200,000, which resulted in a loss of $1,584,000 in the fourth quarter of fiscal 2016. During fiscal 2017, the Company has received proceeds to date of $155,000 from the salvage of the smaller plant. At September 30, 2017 the remaining value of the asset on the Company’s financial statement was $45,000.

(3)	Actual permitted gallons are 65.7 million for Aberdeen and 42.0 million for Huron totaling 107.7 million gallons.

We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We believe that these plants are adequately insured for replacement cost plus related disruption expenditures.

PLAN OF OPERATIONS THROUGH SEPTEMBER 30, 2018

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

RESULTS OF OPERATIONS

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2017 and fiscal 2016 for our South Dakota plants:

	Year Ended September 30, 2017		Year Ended September 30, 2016
Product Sales Information	Quantity	Average Price	Quantity	Average Price
	(In thousands)		(In thousands)
Ethanol (gallons)	84,742	$1.39	87,790	$1.32
Distillers grains (tons)	210	$96.91	231	$112.79
Corn Oil (pounds)	19,551	$0.25	10,566	$0.23

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	29,517	$3.15	30,649	$3.34
Natural Gas (therms)	2,123	$3.36	2,311	$2.62

Net Sales

Net sales for fiscal 2017 were $143.5 million, compared to $144.9 million for fiscal 2016, a decrease of $1.4 million or 1%. The decrease was a result of lower distillers’ prices combined with a decrease in ethanol gallons and distillers’ tons sold, partially offset by an increase in corn oil prices and pounds sold. The increase in ethanol and decrease in distillers prices is the result of various factors including but not limited to market demand for our products, the spread between ethanol/distillers, corn prices and overall gasoline demand. Ethanol gallons sold decreased 3.0 million gallons or 5% in fiscal 2017, compared to fiscal 2016. Corn oil pounds sold were higher in fiscal 2017 due to the Huron corn oil system starting production in October 2016, as well as increased production efficiency in our Aberdeen corn oil system.

Cost of Goods Sold

Cost of goods sold for fiscal 2017 was $130.2 million, compared to $145.4 million for fiscal 2016, a decrease of $15.2 million. A decrease in corn costs represented a portion of the decrease in cost of goods sold in fiscal 2017. Corn costs represented 71.6% and 70.4% of cost of sales for the fiscal years 2017 and 2016, respectively. Corn prices decreased approximately 6% in fiscal 2017 from fiscal 2016, and we used 5% fewer corn bushels in fiscal 2017 than in fiscal 2016, due to lower ethanol production in fiscal 2017.

Natural gas costs represented 5.5% and 4.2% of cost of sales for fiscal years 2017 and 2016, respectively. The cost of natural gas per mmbtu increased 30% in fiscal 2017, compared to fiscal 2016. The increased cost of natural gas in fiscal 2017 was due to elevated stocks coming out of the withdrawal season in 2016, which drove prices lower in fiscal 2016.

The estimated useful life of process equipment was re-evaluated and adjusted from 10 years to 15 years in the prior year.  As a result of this change in estimate, depreciation expense was reduced approximately $5.3 million in fiscal 2017 compared to fiscal 2016.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs increased by approximately $0.5 million to $3.8 million in fiscal 2017, compared to fiscal 2016. As a percentage of net sales, fiscal 2017 selling, general and administrative expenses increased to 2.6%, compared to 2.2% for fiscal 2016.

Asset Impairment

Expense related to asset impairment for fiscal 2017 was zero, compared to $1.6 million for fiscal 2016. The expense in fiscal 2016 was the result of the Company’s decision not to resume operations at its smaller Aberdeen plant in the fourth quarter of fiscal 2016.

Interest Expense

Interest expense for fiscal 2017 and fiscal 2016 was $0.9 million. Fiscal 2017 interest expense included $0.8 million of variable rate interest related to our outstanding debt and $0.1 million of amortization of deferred financing costs. Fiscal 2016 interest expense included $1.1 million of variable rate interest related to our outstanding debt and $0.1 million of amortization of deferred financing costs.  These fiscal 2016 interest expense items were offset by $0.3 million of deferred gain resulting from the troubled debt restructuring that occurred in 2010.

As a result of debt sweep payments made to the 2010 Credit Agreement during fiscal 2016, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. Therefore, as a result of the final payment on the 2010 Credit Agreement in fiscal 2016, a gain of approximately $325,000 was recognized as other income during the fiscal year ended September 30, 2016.

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2016 and fiscal 2015 for our South Dakota plants:

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

Changes in Financial Position for the Year ended September 30, 2017

Current Assets

The increase in current assets at September 30, 2017 compared to September 30, 2016 of $2.9 million was primarily due to cash generated from operations of $13.1 million, proceeds from debt of $1.1 million, offset by principal, interest and other debt payments of $4.4 million, capital expenditures of $3.0 million and a distribution to members of $3.8 million.

Property, Plant and Equipment

The $1.0 million decrease in property, plant and equipment at September 30, 2017 compared to September 30, 2016 was primarily due to recognition of $3.8 million of depreciation expense and $0.1 million loss on disposal, offset by $3.0 million of capital expenditures.

Current Liabilities

Accounts payable and accrued expenses decreased by $0.2 million at September 30, 2017 compared to September 30, 2016. The primary reason for the decrease is a difference of timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt increased by $0.7 million at September 30, 2017 compared to September 30, 2016. The increase was due to (i) the remaining balance of the 2016 Term Loan moving from long-term to current. The final payment of the 2016 Term Loan is expected to be made in July 2018.

Long-term debt decreased by $3.9 million at September 30, 2017 compared to September 30, 2016. This decrease was due to $4.0 million debt payments,  and $0.1 million of long-term deferred financing costs.

CAPITAL RESOURCES

During fiscal 2017, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has minimal activity since the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on that entity’s existing financing arrangements and capital structure. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined under the 2015 Credit Agreement with AgCountry.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $0.7 million on hand at September 30, 2017. ABE did not have any debt outstanding as of September 30, 2017.

From time to time, ABE may receive certain allowable distributions from ABE South Dakota, subject to compliance with the terms and conditions of the 2015 Credit Agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2017 financial results.

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota, agreed to post a $2.5 million irrevocable and non-transferable standby letter of credit in May 2012 for the benefit of NGL Crude Logistics, LLC (“NGL” f/k/a Gavilon) as security for the payment obligations of ABE South Dakota under certain agreements with NGL. The Company deposited $2.5 million in a restricted account as collateral for this letter of credit and classified it as restricted cash. Effective May 15, 2014, the letter of credit and corresponding deposit of collateral were decreased by $1.0 million in conjunction with an amendment to the rail car sublease. Effective June 27, 2016, the letter of credit and corresponding deposit of collateral was decreased by $0.5 million in conjunction with an amendment to the rail car sublease.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont had cash and cash equivalents of $0.0 million on hand at September 30, 2017. ABE Fairmont has agreed to cooperate with Flint Hills Resources, LLC with respect to post-closing matters, including completing the transfer of certain railway lines. The Company anticipates that ABE Fairmont will remain in existence as a separate entity until it completes all its obligations under the asset purchase agreement and other ongoing agreements, except to the extent that the Company determines that it can perform these obligations itself after the liquidation of ABE Fairmont.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $18.1 million on hand at September 30, 2017. As of September 30, 2017, ABE South Dakota had interest-bearing term debt outstanding of $24.7 million.

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at December 1, 2017 was 1.24%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan.

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

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the Master Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for the 2016 Term Loan was $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  Beginning January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan.  Beginning April 1, 2017, the Company began making quarterly principal payments of $212,500 on the 2016 Term Loan. A total of $1.1 million of the $1.7 commitment was drawn from this loan. As of September 30, 2017 the balance of the 2016 Term Loan was $0.7 million.

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

On October 16, 2017, ABE South Dakota received a waiver to the 2015 Credit Agreement from AgCountry that waived an Event of Default related to the Capital Expenditure Covenant for fiscal 2017. The Capital Expenditure Covenant for fiscal 2016 was increased to $3.0 million due to the addition of the corn oil extraction system at Huron. However, a portion of the capital expenditure cost was incurred in fiscal 2017, so an additional waiver was granted for this period.

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

ABE South Dakota agreed to pay a $3.0 million restructuring fee to the lender due at the earlier of March 31, 2016 and the date on which the loans were repaid in full. ABE South Dakota recorded the restructuring fee as long-term, non-interest bearing debt. ABE South Dakota was also obligated to pay the final installment of a waiver fee to the senior lenders in March 2016. The original waiver fee was $275,000 of which $68,750 was payable in March 2016. The Company recorded this fee as non-interest bearing debt on its consolidated balance sheet, and amortized the fee to interest expense over the remaining life of the debt.

In connection with closing the 2015 Credit Agreement, ABE South Dakota paid in full all amounts outstanding under the 2010 Senior Credit Agreement, including $29.0 million of principal, accrued interest, the $3.0 restructuring fee, and the waiver fee of $68,750, and all security interests of the prior lenders were extinguished.

CASH FLOWS

The following table shows our cash flows for the years ended September 30:

	Years Ended September 30
	2017	2016	2015
	(In thousands)	(In thousands)	(In thousands)
Net cash provided by operating activities	$13,186	$1,723	$7,005
Net cash provided by (used in) investing activities	(2,663)	1,196	(1,214)
Net cash (used in) financing activities	(7,135)	(4,069)	(11,207)

Cash Flow from Operations

Our cash flows from operations in fiscal 2017 were higher compared to fiscal 2016, primarily due to increased margins in fiscal 2017.

Our cash flows from operations in fiscal 2016 were lower compared to fiscal 2015, primarily due to decreased margins in fiscal 2016.

Cash Flow from Investing Activities

We received less cash from investing activities in fiscal 2017 compared to fiscal 2016, primarily as a result of entering into the 2015 Credit Agreement with AgCountry which eliminated restricted cash requirements of $3.1 million in fiscal 2016.  In fiscal 2017 we spent $3.0 million on capital expenditures compared to $2.6 million in fiscal 2016.

We received more cash from investing activities in fiscal 2016 compared to fiscal 2015, primarily as a result of entering into the 2015 Credit Agreement with AgCountry which eliminated restricted cash requirements of $3.1 million.  The change in restricted cash was offset by capital expenditures, primarily consisting of expenditures related to the addition of a corn oil system at the Huron plant, as well as a change in estimate on the useful life of process equipment.

Cash Flow from Financing Activities

We used more cash for financing activities in fiscal 2017 versus 2016 primarily due to a $3.8 million distribution to unit holders. This was offset by $1.1 million drawn from the 2016 Term Loan for the Huron corn oil project.  In fiscal 2016, we received $30.0 million in proceeds from the 2015 Credit Agreement and used $34.1 million for payments on debt, including $2.0 million toward normal principal payments and $32.1 million to satisfy all remaining obligations of the 2010 Senior Credit Agreement.  This resulted in a net use of cash from financing activities of $4.1 million in fiscal 2016.

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

CREDIT ARRANGEMENTS

A summary of debt in effect at September 30, 2017 is as follows (in thousands, except percentages):

	September 30, 2017 Interest Rate	September 30, 2017	September 30, 2016
ABE South Dakota:
Senior debt principal—variable	4.73%	24,677	28,000
Deferred financing costs	N/A	(311)	(407)
Total outstanding		$24,366	$27,593

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2017.

	Years Ending September 30,
	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations(1)	$4,581	$3,904	$3,905	$11,976	$-	$-	$24,366
Operating lease obligations(2)	3,612	2,392	1,008	910	528	128	8,578
Total contractual obligations	$8,193	$6,296	$4,913	$12,886	$528	$128	$32,944

(1)	Amounts represent principal and interest due under our credit facilities, assuming contractual maturities.
(2)	Operating lease obligations consist primarily of rail cars, mobile equipment and office space.

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

During the fourth quarter of fiscal 2016, the Company decided to permanently cease operations at its smaller Aberdeen plant.  Accordingly, the Company recorded an impairment of $1.6 million during the fourth quarter of fiscal 2016. In connection with the impairment of the smaller Aberdeen plant, the Company also re-evaluated the estimated lives of process equipment.  Prior to June 30, 2016, the Company used an estimated useful life of 10 years for process equipment.  Based on the re-evaluation, the Company determined a change in estimate was necessary.  Accordingly, the Company adjusted the estimated useful life for process equipment to 15 years in the fourth quarter of fiscal 2016.  As a result of this change in estimate, depreciation expense was reduced by approximately $1.8 million in fiscal 2016 and depreciation in subsequent periods has been and will be reduced to reflect the longer estimated useful life.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of September 30, 2017, we had $24.7 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.25 million.

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

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the year ended September 30, 2017, sales of ethanol represented 82% of our total revenues and corn costs represented 72% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At September 30, 2017, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.35 and $3.55, respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 14% of our total revenues for the fiscal year ended September 30, 2017. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $107 per ton at September 30, 2017.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 6% of total cost of sales for the year ended September 30, 2017. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At September 30, 2017, the price of natural gas on the NYMEX was $3.01 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts which guaranteed prices on 9% of our ethanol gallons sold through October 2017. At September 30, 2017 we had entered into forward sale contracts representing 50% of our expected distillers’ grains production output through November 2017.

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

	Estimated at Risk Volume(1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.35	$9.7
Distillers grains	0.2	tons	10.0%	107.00	2.1
Corn	27.1	bushels	10.0%	3.55	9.6
Natural gas	2.1	mmbtus	10.0%	3.01	0.6

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

(2)

Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of September 30, 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Advanced BioEnergy, LLC

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced BioEnergy, LLC & subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with U. S. generally accepted accounting principles.

/s/ RSM US LLP

Des Moines, Iowa

December 18, 2017

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	September 30,
	2017	2016
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,804	$15,416
Accounts receivable:
Trade accounts receivables	4,039	4,492
Other receivables	805	584
Inventories	4,334	4,530
Prepaid expenses	665	712
Restricted cash	1,000	1,000
Total current assets	29,647	26,734
Property and equipment, net	31,226	32,231
Other assets	756	1,068
Total assets	$61,629	$60,033
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$3,531	$3,634
Accrued expenses	2,221	2,243
Current portion of long-term debt (stated principal amount of $4,677 and $4,000 at September 30, 2017 and September 30, 2016, respectively)	4,581	3,904
Total current liabilities	10,333	9,781
Other liabilities	31	40
Long-term debt (stated principal amount of $20,000 and $24,000 at September 30, 2017 and September 30, 2016, respectively)	19,785	23,689
Total liabilities	30,149	33,510
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	44,826	48,638
Accumulated deficit	(13,346)	(22,115)
Total members’ equity	31,480	26,523
Total liabilities and members’ equity	$61,629	$60,033

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	September 30, 2017	September 30, 2016	September 30, 2015
	(in thousands, except per unit data)
Net sales
Ethanol and related products	$143,532	$144,695	$151,706
Other	-	183	411
Total net sales	143,532	144,878	152,117
Cost of goods sold	130,228	145,367	151,511
Gross profit (loss)	13,304	(489)	606
Selling, general and administrative	3,798	3,267	2,999
Asset impairment	-	1,584	-
Operating income (loss)	9,506	(5,340)	(2,393)
Other income	132	383	434
Other expense	-	(73)	(7)
Interest income	11	51	22
Interest expense	(880)	(914)	(147)
Net income (loss)	$8,769	$(5,893)	$(2,091)
Weighted average units outstanding—basic & diluted	25,411	25,411	25,411
Net income (loss) per unit—basic & diluted	$0.35	$(0.23)	$(0.08)
Cash distributions declared per unit	$0.15	$-	$-

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Years Ended September 30, 2017, 2016 and 2015

	Member Units	Members’ Capital	Accumulated Deficit	Total
	(Dollars in thousands)
MEMBERS’ EQUITY— September 30, 2014	25,410,851	$48,638	$(14,131)	$34,507
Net (loss)	-	-	(2,091)	(2,091)
MEMBERS’ EQUITY— September 30, 2015	25,410,851	$48,638	$(16,222)	$32,416
Net (loss)	-	-	(5,893)	(5,893)
MEMBERS’ EQUITY— September 30, 2016	25,410,851	$48,638	$(22,115)	$26,523
Distribution to members	-	(3,812)	-	(3,812)
Net income	-	-	8,769	8,769
MEMBERS’ EQUITY— September 30, 2017	25,410,851	$44,826	$(13,346)	$31,480

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	September 30, 2017	September 30, 2016	September 30, 2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$8,769	$(5,893)	$(2,091)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	3,820	9,579	11,109
Amortization of deferred financing costs	95	29	89
Amortization of deferred revenue and rent	(9)	19	(29)
Amortization of additional carrying value of debt	-	(699)	(1,466)
(Gain) on troubled debt restructuring	-	(322)	(325)
Loss on impairment and disposal of assets	102	1,593	-
Change in working capital components:
Trade accounts receivable	453	(502)	162
Other receivable	(221)	(467)	(2)
Inventories	196	91	(575)
Prepaid expenses	47	31	(61)
Accounts payable	(44)	(1,681)	1,110
Accrued expenses	(22)	(55)	(916)
Net cash provided by operating activities	13,186	1,723	7,005
Cash flows from investing activities:
Purchase of property and equipment	(2,975)	(2,579)	(2,614)
Proceeds from the sale of assets, net of transaction costs	-	47	-
Change in other assets	312	116	67
Change in restricted cash	-	3,612	1,333
Net cash provided by (used in) investing activities	(2,663)	1,196	(1,214)
Cash flows from financing activities:
Payments on debt	(4,425)	(34,069)	(11,207)
Proceeds from debt	1,102	30,000	-
Distribution to members	(3,812)	-	-
Net cash (used in) financing activities	(7,135)	(4,069)	(11,207)
Net increase (decrease) in cash and cash equivalents	3,388	(1,150)	(5,416)
Beginning cash and cash equivalents	15,416	16,566	21,982
Ending cash and cash equivalents	$18,804	$15,416	$16,566
Supplemental disclosure of cash flow information:
Cash paid for interest	$805	$934	$1,582
Supplemental disclosure of non-cash financing and investing activities:
Reclassification of property and equipment to other assets	-	200	-
Accounts payable related to fixed assets	25	84	6

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts.  Restricted cash at September 30, 2017 and 2016 included a deposit for a rail car sublease.

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

There were no material balances of financial assets or financial liabilities, including derivative financial instruments, measured at the approximate fair value at September 30, 2017 or 2016.

Deferred Financing Costs

Deferred financing costs are recorded at cost and include expenditures related to secure debt financing. Deferred financing costs are shown as contra debt and are being amortized into interest expense over the term of the agreement using the straight-line method, which approximates the effective interest method.

Receivables

Credit sales are made to a relatively small number of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded at September 30, 2017 or September 30, 2016.

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

During the fourth quarter of fiscal 2016, the Company decided to permanently cease operations at its smaller Aberdeen plant.  Accordingly, the Company impaired the value of this asset to an estimated salvage value of $200,000 and recorded an impairment of approximately $1.6 million during the fourth quarter of fiscal 2016. In fiscal 2017, the Company incurred an additional expenses of $387,000 related to the demolition and other costs, which is included in selling, general and administrative expenses. During fiscal 2017, the Company has received proceeds to date of $155,000 from the salvage value of the smaller plant, and has a remaining value of $45,000. In connection with the impairment of the smaller Aberdeen plant, The Company also re-evaluated the estimated lives of process equipment.  Prior to June 30, 2016, the Company used an estimated useful life of 10 years for process equipment.  Based on the re-evaluation, the Company determined a change in estimate was necessary.  Accordingly, the Company adjusted the estimated useful life for process equipment to 15 years in the fourth quarter of fiscal 2016.  As a result of this change in estimate, depreciation expense was reduced by approximately $1.8 million, or $0.07 per unit, in fiscal 2016 and $5.3 million, or $0.21 per unit, in fiscal 2017.

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

Income Taxes

The Company has elected to be treated as a partnership for tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s federal income tax returns are open and subject to examination from the 2014 tax return year and forward. Various state income tax returns are generally open from the 2013 and later tax return years based on individual state statute of limitations.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.

Recent Accounting Pronouncements

Effective October 1, 2015, the Company adopted the amended guidance in ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As of September 30 2017, gross debt issuance costs associated with issued debt totaled $478,000.

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

Effective October 1, 2018, the Company will adopt the amended guidance in ASC 230, Statement of Cash Flows, which amends existing guidance to require that the Statement of Cash Flows now include restricted cash and restricted cash equivalents along with cash and cash equivalents when reconciling beginning and end-of-period amounts.  Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the Statement of Cash Flows.  The amended standard is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted.  Because our restricted cash as of September 30, 2017 was $1.0 million, we do not expect this standard to have a significant effect on the presentation of our Statement of Cash Flows.

In February 2016, the ASC was amended and a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. The ROU asset will initially be measured as the sum of the initial lease liability, initial costs directly attributable to negotiating and arranging the lease, and payments made by a lessee to the lessor at or before the lease commencement date less any lease incentives received. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We have not completed the evaluation of the effect this standard will have on our financial statements, but we believe that adopting this standard may have a material impact on our balance sheet.

2.	Inventories

A summary of inventories is as follows (in thousands):

	September 30, 2017	September 30, 2016
Chemicals	$939	$814
Work in process	646	705
Ethanol	788	1,180
Distillers grain	157	45
Supplies and parts	1,804	1,786
Total	$4,334	$4,530

3.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	September 30, 2017	September 30, 2016
Land	$1,811	$1,811
Buildings	8,128	8,097
Process equipment	109,006	105,713
Other equipment	147	-
Office equipment	1,770	1,600
Construction in process	580	1,571
	121,442	118,792
Accumulated depreciation	(90,216)	(86,561)
Property and equipment, net	$31,226	$32,231

4.	Debt

A summary of debt is as follows (in thousands, except percentages):

	September 30, 2017 Interest Rate	September 30, 2017	September 30, 2016
ABE South Dakota:
Senior debt principal—variable	4.73%	24,677	28,000
Deferred financing costs	N/A	(311)	(407)
Total outstanding		$24,366	$27,593

The estimated maturities of debt at September 30, 2017 are as follows (in thousands):

	Senior Debt Principal	Deferred Financing Costs	Total
2018	$4,677	$(96)	$4,581
2019	4,000	(96)	3,904
2020	4,000	(95)	3,905
2021	12,000	(24)	11,976
Total debt	$24,677	$(311)	$24,366

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at September 30, 2017 was 1.23%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At September 30, 2017, the outstanding balance on the Term Loan was $14.0 million.

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

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the Master Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for 2016 Term Loan was $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  Beginning January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan.  Beginning April 1, 2017, the Company began making quarterly principal payments of $212,500 on the 2016 Term Loan. A total of $1.1 million of the $1.7 million commitment was drawn from this loan. As of September 30, 2017 the balance of the 2016 Term Loan was $0.7 million.

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

On October 16, 2017, ABE South Dakota received a waiver to the 2015 Credit Agreement from AgCountry that waived the Event of Default related to the Capital Expenditure Covenant for fiscal 2017. The Capital Expenditure Covenant for fiscal 2016 was increased to $3.0 million due to the addition of corn oil extraction system at Huron. However, a portion of the capital expenditure cost was incurred in fiscal 2017, so an additional waiver was granted for this period.

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

As a result of the final payoff of the 2010 Credit Agreement in December 2015, the carrying value of the debt exceeded the scheduled principal and interest payments remaining over the term of the loan. As a result, a gain of $0.3 million was recognized in fiscal 2016.

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

Unit Appreciation Rights

As of September 30, 2017, the Company had 312,500 Unit Appreciation Rights (“UAR”) fully vested and outstanding. At the time of their respective grants, (i) 200,000 of the UARs had an exercise price of $1.15 per unit, (ii) 12,500 of the UARs had an exercise price of $1.00 per unit, and (iii) 100,000 of the UARs had an exercise price of $1.24 per unit. As a result of cash distributions paid to the Company’s unit holders subsequent to the dates of the respective UAR grants, as of September 30, 2017, (i) the exercise price of the 200,000 January 2013 UARs has been reduced to $0.21 per unit, (ii) the exercise price of the 12,500 January 2015 UARs has been reduced to $0.85 and (iii) the exercise price of the 100,000 January 2016 UARs is $1.09 per unit.  The exercise price of each of these awards will be reduced by any future distributions paid to the Company’s unit holders. The units are contingently exercisable only under certain limited circumstances; therefore, the Company is not recognizing compensation expense related to the awards until these defined circumstances are probable of occurring.

Board Representation and Voting Agreement

The Company, certain directors of the Company, South Dakota Wheat Growers Association, entities associated with Clean Energy Capital, LLC (“CEC”) (and predecessor entities) and entities associated with Thomas H. Lee Partners, L.P. (“THL”) (and predecessor entities), have each executed a voting agreement (the “Voting Agreement”). The Voting Agreement requires the parties to (a) nominate for election to the Board two designees of THL and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote all units of the Company they beneficially own or otherwise control to elect each of the designees to the Board, (d) not take any action that would result in the removal of any of the designees from the Board or to increase the size of the Board to more than nine members, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. At December 1, 2017, the parties to the Voting Agreement held in the aggregate approximately 39.6% of the outstanding units of the Company.

6.	One-Time Termination Benefit

Subsequent to the sale of its Fairmont facility in fiscal 2013, the Company implemented a cost reduction program reducing its headquarters staff to align its staffing with the remaining on-going operations. In connection with this cost reduction program, the Company recognized expense of $0.4 million in fiscal 2015.

7.	Lease Commitments and Contingencies

Lease Commitments

The Company leases ethanol and distillers rail cars, office and other equipment and an office facility under operating lease agreements with the following approximate future minimum rental commitments through 2022 for the years ended September 30 (in thousands):

Minimum Rental Commitments
2018	$3,612
2019	2,392
2020	1,008
2021	910
2022	528
Thereafter	128
$8,578

The Company recognized rent expense related to the above leases of approximately $4.5 million, $5.0 million, and $5.1 million for the years ended September 30, 2017, 2016, and 2015, respectively.

8.	Major Customers

ABE South Dakota has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”)(formerly Gavilon, LLC), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. The term of these ethanol marketing agreements expires on June 30, 2019.

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of wet distillers’ grains produced at the ABE South Dakota Huron plant and modified distillers’ produced at the Aberdeen plant to third parties for an agreed upon commission. ABE South Dakota has a marketing agreement with Gavilon to market the dried distillers’ grains from the Aberdeen and Huron plants through July 31, 2018.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	September 30, 2017	September 30, 2016	September 30, 2015
NGL Energy—Ethanol
Twelve months revenues	$118,000	$116,455	$119,689
Receivable balance at period end	3,116	3,642	3,272
Gavilon—Ethanol, Corn Oil & Distillers Grains
Twelve months revenues	$13,786	$15,269	$17,685
Receivable balance at period end	326	323	384
Dakotaland Feeds—Distillers Grains
Twelve months revenues	$10,663	$11,686	$11,325
Receivable balance at period end	575	470	206

9.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. In addition to entering into contracts to purchase 0.6 million bushels of corn in which the basis or futures price was not locked, the Company had entered into the following fixed price forward sales and purchase contracts at September 30, 2017:

Commodity	Type	Quantity	Amount (in 000’s)	Period Covered Through
Ethanol	Sale	594,000 gallons	$794	October 31, 2017
Distillers grains	Sale	19,418 tons	1,564	November 30, 2017

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

10.	Employee Benefit Plan

The Company sponsors a 401(k) plan for eligible employees. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee’s elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $165,000, $160,000, and $163,000, to the plan in the years ended September 30, 2017, 2016, and 2015, respectively.

11.	Related Party Transactions

Grain Purchases from South Dakota Wheat Growers Association (SDWG)

The Company purchased $93.8 million, $104.9 million and $101.1 million of corn from SDWG in the years ended September 30, 2017, 2016, and 2015 pursuant to a grain origination agreement, which covers all corn purchases in South Dakota. SDWG owns approximately 5% of the Company’s outstanding units. As of September 30, 2017 and 2016, the Company had outstanding amounts payable to SDWG of approximately $2.2 million and $2.0 million, respectively.

12.	Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2017 and 2016. Dollars in thousands, except per unit amounts:

Year Ended September 30, 2017 (1)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total net sales	$38,508	$33,786	$33,819	$37,419
Gross profit	7,357	950	1,248	3,749
Net income	6,037	88	357	2,287
Basic & diluted income per common unit	$0.24	$0.00	$0.01	$0.09

Year Ended September 30, 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total net sales	$37,263	$36,102	$37,052	$34,461
Gross profit (loss)	(682)	(2,223)	461	1,955
Net (loss)	(1,178)	(3,433)	(577)	(705)
Basic & diluted (loss) per common unit	$(0.05)	$(0.14)	$(0.02)	$(0.03)

(1)

Certain expenses have been reclassified for year-end presentation to be consistent with the classifications that management has adopted. As such, certain amounts have been reclassified for the quarterly periods presented.

13.	Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of September 30, 2017 and 2016, and for the years ended September 30, 2017, 2016 and 2015. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in the ABE South Dakota credit agreement. Under its current credit agreement, ABE South Dakota is allowed to make equity distributions of up to 40% of its net income, and may distribute up to 100% of its net income if it achieves and maintains an owner’s equity ratio of at least 60% and working capital of at least $15 million. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

	September 30,	September 30,
	2017	2016
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$725	$5,176
Restricted cash	1,000	1,000
Total current assets	1,725	6,176
Property and equipment, net	54	118
Other assets:
Investment in ABE South Dakota	29,862	20,420
Other assets	32	32
Total assets	$31,673	$26,746
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accounts payable	-	5
Accrued expenses	162	179
Other liabilities	31	39
Total liabilities	193	223
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	44,826	48,638
Accumulated deficit	(13,346)	(22,115)
Total members’ equity	31,480	26,523
Total liabilities and members’ equity	$31,673	$26,746

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

	Years Ended
	September 30,	September 30,	September 30,
	2017	2016	2015
	(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiary	$9,442	$(5,296)	$(1,647)
Selling, general and administrative expenses .	(684)	(640)	(486)
Operating income (loss)	8,758	(5,936)	(2,133)
Other income (expense)	-	(6)	20
Interest income	11	49	22
Net Income (loss)	$8,769	$(5,893)	$(2,091)

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

	Years Ended
	September 30,	September 30,	September 30,
	2017	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$8,769	$(5,893)	$(2,091)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	64	102	129
Equity in (earnings) losses of consolidated subsidiaries	(9,442)	5,296	1,647
Gain on disposal of fixed assets	-	(15)	-
Amortization of deferred revenue and rent	(8)	19	(29)
Change in working capital components:
Other receivable	-	6	(6)
Prepaid expenses	-	-	5
Accounts payable	(5)	5	-
Accrued expenses	(17)	(116)	(485)
Net cash (used in) operating activities	(639)	(596)	(830)
Cash flows from investing activities:
Purchase of property and equipment	-	(41)	-
Proceeds from disposal of fixed assets	-	47	-
Decrease in restricted cash	-	500	-
Net cash provided by investing activities	-	506	-
Cash flows from financing activities:
Distribution to subsidiary	-	(3,000)	-
Distribution from subsidiary	-	108	-
Distribution to members	(3,812)	-	-
Net cash (used in) financing activities	(3,812)	(2,892)	-
Net (decrease) in cash and cash equivalents	(4,451)	(2,982)	(830)
Beginning cash and cash equivalents	5,176	8,158	8,988
Ending cash and cash equivalents	$725	$5,176	$8,158

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. This assessment is based on the criteria for effective internal control described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2017.

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

Incorporated herein by reference is the information appearing under the headings “Election of Directors” and “Company Governance” in the Company’s proxy statement for the Company’s 2017 Annual Meeting of Members (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year ended September 30, 2017.

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

(1) Financial Statements—an index to our financial statements is located above on page 36 of this report. The financial statements appear on page 39 through page 55 of this report.

(2)  Exhibits—the exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report.

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

10.1.1

Limited Waiver and First Amendment dated September 28, 2016 to Master Credit Agreement dated December 29, 2015 between ABE South Dakota, LLC and AgCountry Farm Credit Services, PCA, (incorporated by reference to Exhibit 10.1.1 to Registrant’s Annual Report on form 10-K for the year ended September 30, 2016).

10.1.2	Limited Waiver Letter dated October 16, 2017 from AgCountry Farm Credit Services, PCA to ABE South Dakota, LLC.

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

10.6

Third Supplement dated September 28, 2016 to the Master Credit Agreement dated December 29, 2015 between ABE South Dakota, LLC and AgCountry Farm Credit Services, PCA (“2016 Term Loan”), (incorporated by reference to Exhibit 10.6 to the Registration Form 10-K for the year ended September 30, 2016).

10.7

Security Agreement dated December 29, 2015, between ABE South Dakota, LLC, and AgCountry Farm Credit Services, PCA. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the Year ended September 30, 2015).

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

10.10

Side Letter dated as of August 21, 2009 executed by Advanced BioEnergy, LLC in favor of Hawkeye Energy Holdings, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 26, 2009).

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

10.13+

Second Amended and Restated Employment Agreement dated May 11, 2011 between Advanced BioEnergy, LLC and Richard Peterson (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.13.1+

Amendment No. 1 to Second Amended and Restated Employment Agreement dated January 18, 2013 between Advanced BioEnergy, LLC and Richard Peterson (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 25, 2013).

10.14+

Unit Appreciation Right Agreement dated January 18, 2013 between Advanced BioEnergy and Richard Peterson (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated on January 25, 2013.)

10.14.1+

Amendment No. 1 dated as of August 4, 2017 to Unit Appreciation Right Agreement dated as of January 18, 2013 between Advanced BioEnergy LLC and Richard Peterson, (incorporated by reference to Exhibit 10.3 to Registration Form 10-Q for the quarter ended June 30, 2017).

10.15+

Unit Appreciation Right Agreement dated as of January 28, 2015 between Advanced Bioenergy, LLC and Richard Peterson, (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2017).

10.16+

Unit Appreciation Right Agreement dated as of January 27, 2016 between Advanced Bioenergy, LLC and Richard Peterson, incorporated by referenced to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2017.

10.17

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

10.17.2

Amendment No. 2 dated as of May 15, 2014 to Ethanol Marketing Agreement between ABE South Dakota, LLC and NGL Crude Logistics, LLC f/k/a/Gavilon, LLC. (Incorporated by reference to Exhibit 10.15.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2014).

10.18

Distiller’s Grains Marketing Agreement dated May 4, 2012 between ABE South Dakota, LLC and Gavilon Ingredients, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.18.1

Amendment No. 1 dated July 31, 2012 to Distiller’s Grains Marketing Agreement between ABE South Dakota, LLC and Gavilon Ingredients, LLC (Incorporated by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2012).

10.19

Rail Car Sublease Agreement dated May 4, 2012 by and among Gavilon, LLC, ABE South Dakota, LLC and ABE Fairmont, LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.19.1

Amendment No. 1 dated July 31, 2012 to Rail Car Sublease by and among Gavilon, LLC, ABE South Dakota, LLC and ABE Fairmont, LLC. (Incorporated by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.19.2*

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

101

The following materials from Advanced BioEnergy’s Annual Report on Form 10-K for the year ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2017 and 2016 ; (ii) Consolidated Statements of Operations for the years ended September 30, 2017, 2016 and 2015; (iii) Consolidated Statements of Changes in Members’ Equity for the years ended September 30, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015; and (v) Notes to the Consolidated Financial Statements.

*	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.
+	Management compensatory plan/arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 2017.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/S/ RICHARD R. PETERSON
Richard R. Peterson
Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 18, 2017.

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