Form 10-Q
period 2017-12-31
Advanced BioEnergy, LLC
filed 2018-02-05
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 1, 2018, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	September 30,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,436	$18,804
Accounts receivable:
Trade accounts receivable	3,193	4,039
Other receivables	998	805
Inventories	5,153	4,334
Prepaid expenses	1,074	665
Restricted cash	1,000	1,000
Total current assets	29,854	29,647
Property and equipment, net	30,615	31,226
Other assets	730	756
Total assets	$61,199	$61,629
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$5,590	$3,531
Accrued expenses	2,221	2,221
Current portion of long-term debt (stated principal amount of $4,465 and $4,677 at December 31, 2017 and September 30, 2017, respectively)	4,369	4,581
Total current liabilities	12,180	10,333
Other liabilities	29	31
Long-term debt (stated principal amount of $19,000 and $20,000 at December 31, 2017 and September 30, 2017, respectively)	18,809	19,785
Total liabilities	31,018	30,149
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(14,645)	(13,346)
Total members' equity	30,181	31,480
Total liabilities and members' equity	$61,199	$61,629

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2017	2016
Net sales
Ethanol and related products	$30,498	$38,508
Total net sales	30,498	38,508
Cost of goods sold	30,908	31,151
Gross profit (loss)	(410)	7,357
Selling, general and administrative expenses	690	1,125
Operating income (loss)	(1,100)	6,232
Other income	2	29
Interest income	1	4
Interest expense	(202)	(228)
Net income (loss)	$(1,299)	$6,037
Weighted average units outstanding - basic and diluted	25,411	25,411
Income (loss) per unit - basic and diluted	$(0.05)	$0.24

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Three Months Ended December 31, 2017

(Dollars in thousands)

(Unaudited)

	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - September 30, 2017	25,410,851	$44,826	$(13,346)	$31,480
Net loss	-	-	(1,299)	(1,299)
MEMBERS' EQUITY - December 31, 2017	25,410,851	$44,826	$(14,645)	$30,181

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,299)	$6,037
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	964	926
Amortization of deferred financing costs	25	25
Amortization of deferred rent	(2)	(3)
Gain on disposal of assets	-	(28)
Change in working capital components:
Trade accounts receivable	846	(3,010)
Other receivables	(193)	(6)
Inventories	(819)	(812)
Prepaid expenses	(409)	(349)
Accounts payable	2,084	1,620
Accrued expenses	-	(209)
Net cash provided by operating activities	1,197	4,191
Cash flows from investing activities:
Purchase of property and equipment	(378)	(1,065)
Change in other assets	26	-
Net cash used in investing activities	(352)	(1,065)
Cash flows from financing activities:
Payments on debt	(1,213)	(1,000)
Proceeds from debt	-	1,102
Net cash provided by (used in) financing activities	(1,213)	102
Net increase (decrease) in cash and cash equivalents	(368)	3,228
Beginning cash and cash equivalents	18,804	15,416
Ending cash and cash equivalents	$18,436	$18,644
Supplemental disclosure of cash flow information:
Cash paid for interest	$188	$213
Supplemental disclosure of non-cash financing and investing activities:
Accounts payable and accrued expenses related to fixed assets	$-	$256

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. The financial information as of December 31, 2017 and the results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results for the fiscal year ending September 30, 2018. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

Certain expenses recognized in previous quarters were reclassified for year-end presentation in the prior year to be consistent with the classifications that management had adopted. As such, certain amounts have been reclassified for the prior year quarter periods presented, with no effect on members’ equity or net income.

The Company currently operates two ethanol production facilities in Aberdeen and Huron, South Dakota with a combined production capacity of 80 million gallons per year.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts.  Restricted cash at September 30, 2017 and December 31, 2017 included a deposit for a rail car sublease.

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued expenses, and long-term debt. The fair value of the long-term debt is estimated based on level 3 inputs based on current anticipated interest rate that management believes would currently be available to the Company for similar debt, taking into account the current credit risk of the Company and other market factors.  Based on these factors, the fair value of the long-term debt is currently estimated at carrying value. Excluding cash and cash equivalents, the fair value of the other financial instruments are estimated to approximate carrying value due to the short-term nature of these instruments, and are considered to be Level 3 inputs.

Receivables

Credit sales are made to a relatively small numbers of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  There was no allowance for doubtful accounts recorded at December 31, 2017 or September 30, 2017.

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

Recent Accounting Pronouncements

Effective October 1, 2018, the Company will adopt the amended guidance in ASC 606, Revenue from Contracts with Customers, which requires revenue recognition to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated standard permits either the retrospective or cumulative effect transition method.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

Effective October 1, 2018, the Company will adopt the amended guidance in ASC 230, Statement of Cash Flows, which amends existing guidance to require that the Statement of Cash Flows now include restricted cash and restricted cash equivalents along with cash and cash equivalents when reconciling beginning and end-of-period amounts.  Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the Statement of Cash Flows.  The amended standard is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted.  Because our restricted cash as of December 31, 2017 was $1.0 million, we do not expect this standard to have a significant effect on the presentation of our Statement of Cash Flows.

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

2. Inventories

A summary of inventories is as follows (in thousands):

	December 31,	September 30,
	2017	2017
Chemicals	$923	$939
Work in process	683	646
Ethanol	1,529	788
Distillers grain	234	157
Supplies and parts	1,784	1,804
Total	$5,153	$4,334

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31,	September 30,
	2017	2017
Land	$1,811	$1,811
Buildings	8,146	8,128
Process equipment	109,643	109,006
Other equipment	196	147
Office equipment	1,770	1,770
Construction in process	228	580
	121,794	121,442
Accumulated depreciation	(91,179)	(90,216)
Property and equipment, net	$30,615	$31,226

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	December 31,
	2017	December 31,	September 30,
	Interest Rate	2017	2017
ABE South Dakota:
Senior debt principal - variable	4.74%	$23,465	$24,677
Deferred financing costs	N/A	(287)	(311)
Total outstanding (stated principal)		$23,178	$24,366

The estimated maturities of debt are as follows (in thousands):

	Senior Debt	Deferred
Due By December 31:	Principal	Financing Costs	Total
2018	$4,465	$(96)	$4,369
2019	4,000	(96)	3,904
2020	4,000	(95)	3,905
2021	11,000	-	11,000
Total debt	$23,465	$(287)	$23,178

2015 Senior Credit Agreement for the South Dakota Plants

On December 29, 2015, ABE South Dakota entered into a Master Credit Agreement (“2015 Credit Agreement”) with AgCountry Farm Credit Services, PCA as lender (“AgCountry”) to refinance its existing 2010 Senior Credit Agreement. On December 29, 2015, the Company also entered into (i) a First Supplement to the 2015 Credit Agreement covering a $10.0 million Revolving Term Facility and (ii) a Second Supplemental covering a $20.0 million Term Loan. The transaction funded on December 30, 2015.

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at December 31, 2017 was 1.24%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At December 31, 2017, the balance of the Term Loan was $13.0 million.

The $10.0 Revolving Term Facility also has a Variable Rate equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At December 31, 2017, the balance of the Revolving Term Facility was $10.0 million.

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

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the 2015 Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for the 2016 Term Loan was $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  A total of $1.1 million of the $1.7 million commitment was drawn from this loan. On January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan. On April 1, 2017, the Company began making quarterly principal payments of $212,500 on the 2016 Term Loan. As of December 31, 2017 the balance of the 2016 Term Loan was $0.5 million.

Amendment and Waivers to 2015 Credit Agreement

On September 28, 2016, ABE South Dakota entered into a Limited Waiver and First Amendment to the 2015 Credit Agreement (“First Amendment”) to (i) eliminate the Owner’s Equity Ratio Covenant, (ii) temporarily increase the Capital Expenditures Covenant to $3.0 million for fiscal 2016 to finance the corn oil extraction system at the Huron plant, and (iii) waive other obligations related to the post closing agreement With respect to the Company’s 2013 sale of its Fairmont, Nebraska plant.

On November 19, 2016, ABE South Dakota received a waiver to the 2015 Credit Agreement from that waived certain Events of Default related to the Working Capital requirement and the Total Outstanding Debt to EBITDA Ratio at September 30, 2016.

On October 16, 2017, ABE South Dakota received a waiver to the 2015 Credit Agreement from that waived an Event of Default related to the Capital Expenditure Covenant for fiscal 2017. The Capital Expenditure Covenant for fiscal 2016 was increased to $3.0 million due to addition of the corn oil extraction system at Huron. However, a portion of the capital expenditure cost was incurred in fiscal 2017, so an additional waiver was granted for this period.

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

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets wet distillers produced at the Huron plant and modified distillers produced at the Aberdeen plant to third parties for an agreed-upon commission.  ABE South Dakota has a marketing agreement with Gavilon to market the dried distillers’ grains produced at the Aberdeen and Huron plants through July 31, 2018.  ABE South Dakota self-markets its wet and a small portion of modified distillers’ grains produced at the Aberdeen plant.

ABE South Dakota is party to an agreement with Gavilon to market all the corn oil produced by the Huron and Aberdeen plants through September 30, 2018 and November 30, 2018, respectively.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Quarter Ending	As of and for the Quarter Ending	As Of
	December 31,	December 31,	September 30,
	2017	2016	2017
NGL Energy - Ethanol
Three months revenues	$23,490	$31,802
Receivable balance at period end	2,090	6,718	$3,116
Gavilon - Corn Oil & Distillers Grains
Three months revenues	$3,810	$3,633
Receivable balance at period end	468	181	$326
Dakotaland Feeds - Distillers Grains
Three months revenues	$2,638	$2,747
Receivable balance at period end	546	454	$575

6. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. The Company had entered into the following fixed price forward contracts at December 31, 2017:

Commodity	Type	Quantity	Amount (in 000's)	Period Covered Through
Ethanol	Sale	316,800 gallons	$365	January 31, 2018
Distillers grains	Sale	21,661 tons	1,827	January 31, 2018
Corn oil	Sale	45,000 lbs	8	January 31, 2018

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

7.  Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of December 31, 2017 and September 30, 2017, and for the three months ended December 31, 2017 and 2016.  ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota 2015 Credit Agreement. Under the 2015 Credit Agreement, ABE South Dakota is allowed to make equity distributions of up to 40% of its net income and may distribute up to 100% of its net income if it achieves and maintains an owner’s equity ratio of at least 60% and working capital of at least $15 million. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Dollars in thousands)

	December 31,	September 30,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$499	$725
Restricted cash	1,000	1,000
Prepaids	76	-
Total current assets	1,575	1,725
Property and equipment, net	44	54
Other assets:
Investment in ABE South Dakota	28,701	29,862
Other assets	32	32
Total assets	$30,352	$31,673
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accrued expenses	$141	$162
Other liabilities	30	31
Total liabilities	171	193
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(14,645)	(13,346)
Total members' equity	30,181	31,480
Total liabilities and members' equity	$30,352	$31,673

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2017	2016

Equity in earnings (losses) of consolidated subsidiary	$(1,161)	$6,222
Selling, general and administrative expenses	(139)	(188)
Operating income (loss)	(1,300)	6,034
Interest income	1	3
Net income (loss)	$(1,299)	$6,037

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$(1,299)	$6,037
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	10	18
Equity in earnings (losses) of consolidated subsidiaries	1,161	(6,222)
Amortization of deferred revenue and rent	(1)	(2)
Change in working capital components:
Prepaid expenses	(76)	(74)
Accounts payable	-	30
Accrued expenses	(21)	(23)
Net cash used in operating activities	(226)	(236)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-
Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-
Net decrease in cash and cash equivalents	(226)	(236)
Beginning cash and cash equivalents	725	5,176
Ending cash and cash equivalents	$499	$4,940

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2017 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•

our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	our margins have fluctuated in the past and could become negative, which may affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;
•	our dependence on third parties for marketing and sale of our ethanol and co-products;
•	our dependence on South Dakota Wheat Growers for the corn we need to produce ethanol;
•	our risk mitigation strategies could be unsuccessful and could materially harm our results;
•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;
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

•

increases in ethanol tariffs from 5 to 30 percent imposed by the Chinese government as of January 2017, could result in reduced export demand for ethanol and have a negative impact on domestic ethanol prices;

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

The table below provides a summary of our ethanol plants in operation as of December 31, 2017:

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
(2)

Our plant at Aberdeen formerly consisted of two production facilities that operated on a separate basis. The larger plant is represented in the table above. In April 2016, the Company ceased operations at its smaller, nine-million gallon Aberdeen facility due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with a weak margin environment. . In the fourth quarter of fiscal 2016, the Company decided not to resume operations at this facility in the future and, accordingly, impaired the value of this asset on its financial statements to an estimated salvage value of $200,000, which resulted in a loss of $1,584,000 in the fourth quarter of fiscal 2016.  During fiscal 2017, the Company received proceeds to date of $155,000 from the salvage of the smaller plant.  At September 30, 2017, the remaining value of the asset on the Company’s financial statements was $45,000. During the first quarter of fiscal 2018, the Company received proceeds of $26,603 from the salvage of the smaller plant.  At December 31, 2017, the remaining value of the asset on the Company’s financial statements was $18,397.

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

Plan of Operations through December 31, 2018

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

Results of Operations for the Quarter Ended December 31, 2017 Compared to Quarter Ended December 31, 2016

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for three months ended December 31, 2017 and 2016 for our South Dakota plants:

	Three Months		Three Months
	December 31, 2017		December 31, 2016
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	19,847	$1.20	21,583	$1.47
Distillers grains (tons)	52	$111.71	54	$100.41
Corn Oil (pounds)	4,558	$0.20	5,188	$0.24

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	6,972	$2.94	7,496	$2.96
Natural Gas (therms)	531	$5.50	562	$3.42

Net Sales

Net sales for the quarter ended December 31, 2017 were $30.5 million, compared to $38.5 million for the quarter ending December 31, 2016, a decrease of $8.0 million or 21%. Ethanol gallons sold decreased by 8%, and ethanol prices decreased 19% for the quarter ended December 31, 2017, compared to the prior quarter ended December 31, 2016. As a percentage of net sales, ethanol sales were 78% and 83% and distillers’ sales were 19% and 14%, for the quarters ending December 31, 2017 and December 31, 2016, respectively.

Cost of Goods Sold

Cost of goods sold for the quarter ended December 31, 2017 was $30.9 million, compared to $31.2 million for the quarter ended December 31, 2016, a decrease of $0.3 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A $1.7 million decrease in corn costs, partially offset by a $1.0 million increase in natural gas costs represented a majority of the decrease in cost of goods sold in the quarter ended December 31, 2017. Corn costs represented 66% and 71% of cost of sales for the quarters ended December 31, 2017 and 2016, respectively. Corn prices decreased 1% during the three-month period ending December 31, 2017 compared to the prior year quarter. We used 7% less corn in the three-month period ending December 31, 2017, compared to the three months ended December 31, 2016.

Natural gas costs represented 10% and 6% of total cost of sales for the quarters ending December 31, 2017 and 2016, respectively. The cost of natural gas per mmbtu increased by 61% to $5.50 for the quarter ended December 31, 2017 compared to the previous year quarter. Prices were higher in the current year quarter due to extremely low temperatures, causing a rise in the price per mmbtu. Our natural gas consumption decreased by 6% due to decreased production in the quarter ending December 31, 2017 versus the quarter ending December 31, 2016.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs for the quarter ended December 31, 2017 were $0.7 million compared to $1.1 million for the previous quarter.  The decrease was primarily related to higher contributions to industry trade organization, and higher employee bonus compensation in the quarter ended December 31, 2016.  As a percentage of net sales, selling, general and administrative expenses were 2% and 3% of net sales, for each quarter ending December 31, 2017 and 2016 respectively.

Interest Expense

Interest expense for the quarter December 31, 2017 was $202,000 compared to $228,000 for the quarter ending December 31, 2016. The lower interest expense for the current year quarter was the result of a lower level of long-term debt.

Changes in Financial Position for the Three Months ended December 31, 2017

Current Assets

The $0.2 million increase in current assets at December 31, 2017 compared to September 30, 2017 was primarily due to $1.3 million increase in inventory and prepaid expenses, mostly due to timing differences, offset by a decrease in operating margins in the three months ended December 31, 2017.

Property, Plant and Equipment

The $0.6 million decrease in property, plant and equipment at December 31, 2017 compared to September 30, 2017, was primarily due to $1.0 million of depreciation expense recognized in the fiscal year, partially offset by $0.4 million of capital expenditures.

Current Liabilities

Accounts payable and accrued expenses increased by $2.1 million at December 31, 2017 compared to September 30, 2017 primarily due to timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt decreased by $212,500 at December 31, 2017 compared to September 30, 2017.  The decrease was due to decreases in the current portion of the 2016 Term Loan, which will be paid in full in fiscal year 2018.

Long-term debt decreased by $976,000 at December 31, 2017 compared to September 30, 2017. This decrease was due to a $1.0 million debt payment made in October 2017, slightly offset by deferred financing fees.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of October 2017, current annualized U.S. ethanol production capacity was approximately 15.7 billion gallons per year. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline.  The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 143.37 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 14.3 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended December 31, 2017, the average Chicago OPIS Spot Ethanol Assessment was $1.37 per gallon and the average NYMEX RBOB spot gasoline price was $1.71 per gallon, or approximately $0.34 per gallon above ethanol prices.

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

As of January 2018, current annualized ethanol production is approximately 15.7 billion gallons per the RFA. On November 23, 2016, the EPA announced the final rule for 2017 RVOs, which is set at 15.0 billion gallons for corn-based ethanol. This rule was set at 100% of the original conventional biofuel requirement of 15.0 billion gallons. On November 30, 2017 the EPA announced the final rule for 2018 RVOs, which is set at 15.0 billion gallons for corn-based ethanol. This rule is also set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, but has a reduction in the amount of advanced biofuels required. The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the RFS2 program through the year 2022 (in billions of gallons).

		Cellulosic			RFS Requirement
	Total Renewable	Ethanol	Biodiesel		That Can Be Met
	Fuel	Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol
2017 (1)	24.00	5.50	-	9.00	15.00
2017 (2)	19.28	0.31	2.00	4.28	15.00
2018 (1)	26.00	7.00	-	11.00	15.00
2018 (3)	19.29	0.29	2.10	4.29	15.00
2019	28.00	8.50	-	13.00	15.00
2020	30.00	10.50	-	15.00	15.00
2021	33.00	13.50	-	18.00	15.00
2022	36.00	16.00	-	21.00	15.00

(1)	Original statutory volumes.
(2)	Final EPA Renewable Fuel Standards for 2017 issued November 2016.
(3)	Final EPA Renewable Fuel Standards for 2018 issued November 2017.

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

Tax Cuts and Job Act

          On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), was signed into law. The 2017 Tax Reform Act includes significant changes to the taxation of business entities, including a permanent reduction to the federal corporate income tax rate from 35% to 21% effective in 2018 and changes to the deductibility of interest on debt obligation. The Company is currently evaluating the impact of the 2017 Tax Reform Act, as well as potential future regulations implementing the new tax law and interpretations of the new tax law with its professional advisors. The full impact of the 2017 Tax Reform Act on the Company in future periods cannot be predicted at this time.

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of January 2018, current annualized U.S. ethanol production was approximately 15.7 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of January 2018, South Dakota had 16 ethanol plants producing an aggregate of 1.0 billion gallons of ethanol per year.

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

CO-PRODUCTS

Sales of distillers’ grains have represented 19% and 14% of our revenues for the quarters ended December 31, 2017 and 2016, respectively. When the plants are operating at capacity, they produce approximately 231,000 tons of dried distillers’ grains equivalents per year, approximately 15-16 pounds per bushel of corn used.  Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-Q, we sometimes refer to these products as “distillers’ grains” or “distillers.”

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

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) to market wet distillers grains produced at the Huron plant and modified distillers produced at the Aberdeen plant. ABE South Dakota has a marketing agreement with Gavilon Ingredients, LLC (“Gavilon”) for dried distillers’ grains produced at the Huron and Aberdeen plants that became effective July 1, 2013. The marketing agreement requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Huron and Aberdeen plants through July 31, 2018. The Aberdeen plant self-markets its wet and a small portion of modified distillers’ grains.

ABE South Dakota is party to an agreement with Gavilon to market all the corn oil produced by the Huron and Aberdeen plants through September 30, 2018 and November 30, 2018, respectively.

CAPITAL RESOURCES

During the quarter ended December 31, 2017, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has had minimal activity since the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions under the 2015 Credit Agreement with AgCountry.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $0.5 million on hand at December 31, 2017. ABE did not have any debt outstanding as of December 31, 2017.

From time to time, ABE may receive certain allowable distributions from ABE South Dakota, subject to compliance with the terms and conditions of the 2015 credit agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2017 financial results and has not received any in fiscal 2018.

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

ABE Fairmont

ABE Fairmont had no cash or cash equivalents on hand at December 31, 2017.

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

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $17.9 million on hand at December 31, 2017. As of December 31, 2017, ABE South Dakota had interest-bearing term debt outstanding of $23.5 million.

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at December 1, 2017 was 1.24%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At December 31, 2017, the balance of the Term Loan was $13.0 million.

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

The 2015 Credit Agreement also included financial and non-financial covenants that limit capital expenditures, distributions and debt and require minimum working capital, current ratio, debt to EBITDA, and fixed charge coverage ratios.

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the 2015 Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for the 2016 Term Loan is $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  A total of $1.1 million of the $1.7 million commitment was drawn from this loand. Beginning January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan. Beginning April 1, 2017, the Company began making quarterly principal payments of $212,500 on the 2016 Term Loan.  drawn from this loan.  As of December 31, 2017, the balance of the 2016 Term Loan was $0.5 million.

Amendment and Waivers to 2015 Credit Agreement

On September 28, 2016, ABE South Dakota entered into a Limited Waiver and First Amendment to 2015 Credit Agreement (“First Amendment”) to (i) eliminate the Owner’s Equity Ratio Covenant, (ii) temporarily increase the Capital Expenditures Covenant to $3.0 million for fiscal 2016 to finance the corn oil extraction system at the Huron plant, and (iii) waive other obligations related to the post closing agreement.

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

  CASH FLOWS

The following table shows our cash flows for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31
	2017	2016
	(In thousands)
Net cash provided by operating activities	$1,197	$4,191
Net cash used in investing activities	(352)	(1,065)
Net cash provided by (used in) financing activities	(1,213)	102

Cash Flow from Operations

Cash flows provided by operating activities for the three months ending December 31, 2017 were approximately $1.2 million compared to $4.2 million used in the prior year period, a decrease of $3.0 million. Lower operating margins accounted for the majority of the overall decrease in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows used in investing activities for the three months ending December 31, 2017 were approximately $0.4 million compared to $1.1 million for the prior year period. The current year three months included a net of $0.4 million in additions and the prior three months included $1.1 million in additions to property and equipment, as the Company completed construction of the corn oil project at its Huron plant.

Cash Flow from Financing Activities

Cash flows used in financing activities for the three months ending December 31, 2017 were $1.2 million compared to $0.1 million provided by for the prior year period. The current year period included $1.2 million for payments on debt. Cash provided by financing activities in the prior year period included $1.1 million debt proceeds in conjunction with the Huron corn oil project offset by $1.0 million for payments on debt.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	December 31,
	2017	December 31,	September 30,
	Interest Rate	2017	2017
ABE South Dakota:
Senior debt principal - variable	4.74%	$23,465	$24,677
Deferred financing costs	N/A	(287)	(311)
Total outstanding (stated principal)		$23,178	$24,366

The estimated maturities of debt at December 31 are as follows (in thousands):

	Senior Debt	Deferred
Due By December 31:	Principal	Financing Costs	Total
2018	$4,465	$(96)	$4,369
2019	4,000	(96)	3,904
2020	4,000	(95)	3,905
2021	11,000	-	11,000
Total debt	$23,465	$(287)	$23,178

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of December 31, 2017, we had $23.5 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.24 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended December 31, 2017, sales of ethanol represented 78% of our total revenues and corn costs represented 66% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At December 31, 2017, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.11 and $3.10 respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 19% of our total revenues for the quarter ended December 31, 2017. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $131.50 per ton at December 31, 2017.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 10% of total cost of sales for the quarter ended December 31, 2017. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At December 31, 2017, the price of natural gas on the NYMEX was $67.46 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts that guaranteed prices on 5% of our ethanol gallons sold. At December 31, 2017, we had entered into forward sale contracts representing 100% of our expected distillers’ grains production output through January 2018.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.11	$8.0
Distillers grains	0.2	tons	10.0%	131.50	2.6
Corn	27.1	bushels	10.0%	3.10	8.4
Natural gas	2.1	mmbtus	10.0%	67.46	14.2

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

(2)

Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of December 31, 2017.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of December 31, 2017, we had $23.5 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.24 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2017 Annual Report on Form 10-K.

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

101

The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2017 and September 30, 2017 ; (ii) Consolidated Statements of Operations for the three months ended December 31, 2017 and December 31, 2016; (iii) Consolidated Statements of Changes in Member’s Equity for the three months ended December 31, 2017; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016; and (v) Notes to the Consolidated Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: February 5, 2018	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)