Form 10-Q
period 2018-03-31
Advanced BioEnergy, LLC
filed 2018-05-11
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 1, 2018, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	March 31,	September 30,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,942	$18,804
Accounts receivable:
Trade accounts receivable	2,998	4,039
Other receivables	228	805
Inventories	4,749	4,334
Prepaid expenses	989	665
Restricted cash	1,000	1,000
Total current assets	26,906	29,647
Property and equipment, net	30,324	31,226
Other assets	452	756
Total assets	$57,682	$61,629
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$3,889	$3,531
Accrued expenses	2,517	2,221
Current portion of long-term debt (stated principal amount of $4,252 and $4,677 at March 31, 2018 and September 30, 2017, respectively)	4,157	4,581
Total current liabilities	10,563	10,333
Other liabilities	27	31
Long-term debt (stated principal amount of $18,000 and $20,000 at March 31, 2018 and September 30, 2017, respectively)	17,794	19,785
Total liabilities	28,384	30,149
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(15,528)	(13,346)
Total members' equity	29,298	31,480
Total liabilities and members' equity	$57,682	$61,629

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
Net sales
Ethanol and related products	$33,769	$33,786	$64,267	$72,294
Total net sales	33,769	33,786	64,267	72,294
Cost of goods sold	33,836	32,835	64,745	63,987
Gross profit (loss)	(67)	951	(478)	8,307
Selling, general and administrative expenses	751	752	1,441	1,877
Operating income (loss)	(818)	199	(1,919)	6,430
Other income	128	106	131	135
Interest income	1	3	2	8
Interest expense	(195)	(220)	(396)	(448)
Net income (loss)	$(884)	$88	$(2,182)	$6,125
Weighted average units outstanding - basic and diluted	25,411	25,411	25,411	25,411
Income (loss) per unit - basic and diluted	$(0.03)	$0.00	$(0.09)	$0.24

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Six Months Ended March 31, 2018

(Dollars in thousands)

(Unaudited)

	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - September 30, 2017	25,410,851	$44,826	$(13,346)	$31,480
Net loss	-	-	(2,182)	(2,182)
MEMBERS' EQUITY - March 31, 2018	25,410,851	$44,826	$(15,528)	$29,298

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(2,182)	$6,125
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	1,931	1,886
Amortization of deferred financing costs	49	49
Amortization of deferred rent	(4)	(5)
Gain on disposal of assets	-	(28)
Change in working capital components:
Trade accounts receivable	1,041	1,946
Other receivables	577	66
Inventories	(415)	(463)
Prepaid expenses	(324)	(305)
Accounts payable	243	(165)
Accrued expenses	278	(99)
Net cash provided by operating activities	1,194	9,007
Cash flows from investing activities:
Purchase of property and equipment	(896)	(1,753)
Change in other assets	304	156
Net cash used in investing activities	(592)	(1,597)
Cash flows from financing activities:
Payments on debt	(2,425)	(2,000)
Proceeds from debt	-	1,102
Payment of deferred financing costs	(39)	-
Distribution to unit holders	-	(3,812)
Net cash used in financing activities	(2,464)	(4,710)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,862)	2,700
Beginning cash, cash equivalents and restricted cash	19,804	16,416
Ending cash, cash equivalents and restricted cash	$17,942	$19,116
Supplemental disclosure of cash flow information:
Cash paid for interest	$365	$416
Supplemental disclosure of non-cash financing and investing activities:
Accounts payable and accrued expenses related to fixed assets	$158	$44

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. The financial information as of March 31, 2018 and the results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the results for the fiscal year ending September 30, 2018. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts.  Restricted cash at March 31, 2018 and September 30, 2017 included a deposit for a rail car sublease.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	March 31,	March 31,
	2018	2017
Cash and cash equivalents	$16,942	$18,116
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$17,942	$19,116

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued expenses, and long-term debt. The fair value of the long-term debt is estimated on level 3 inputs based on current anticipated interest rate that management believes would be available to the Company for similar debt, taking into account the current credit risk of the Company and other market factors.  Based on these factors, the fair value of the long-term debt is currently estimated at carrying value. Excluding cash and cash equivalents, the fair value of the other financial instruments are estimated to approximate carrying value due to the short-term nature of these instruments, and are considered to be Level 3 inputs.

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

Recoveries of receivables previously written off are recorded when received.  There was no allowance for doubtful accounts recorded at March 31, 2018 or September 30, 2017.

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

Effective January 1, 2018, and presented retrospectively, the Company adopted the amended guidance in ASC 230, “Statement of Cash Flows”, which amends existing guidance to require that the Statement of Cash Flows now include restricted cash and restricted cash equivalents along with cash and cash equivalents when reconciling beginning and end-of-period amounts. The Company will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the Statement of Cash Flows.

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

2. Inventories

A summary of inventories is as follows (in thousands):

	March 31,	September 30,
	2018	2017
Chemicals	$1,042	$939
Work in process	737	646
Ethanol	1,019	788
Distillers grain	162	157
Supplies and parts	1,789	1,804
Total	$4,749	$4,334

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	March 31,	September 30,
	2018	2017
Land	$1,811	$1,811
Buildings	8,146	8,128
Process equipment	109,945	109,006
Other equipment	207	147
Office equipment	1,770	1,770
Construction in process	592	580
	122,471	121,442
Accumulated depreciation	(92,147)	(90,216)
Property and equipment, net	$30,324	$31,226

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	March 31,
	2018	March 31,	September 30,
	Interest Rate	2018	2017
ABE South Dakota:
Senior debt principal - variable	5.08%	$22,252	$24,677
Deferred financing costs	N/A	(301)	(311)
Total outstanding		$21,951	$24,366

The estimated maturities of debt are as follows (in thousands):

	Senior Debt	Deferred
Due By March 31:	Principal	Financing Costs	Total
2019	$4,252	$(95)	$4,157
2020	4,000	(99)	3,901
2021	14,000	(79)	13,921
2022	-	(16)	(16)
2023	-	(8)	(8)
Thereafter	-	(4)	(4)
Total debt	$22,252	$(301)	$21,951

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at March 31, 2018 was 1.58%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At March 31, 2018, the balance of the Term Loan was $12.0 million.

The $10.0 Revolving Term Facility also has a Variable Rate equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on

January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At March 31, 2018, the balance of the Revolving Term Facility was $10.0 million.

The Margin will (i) decrease to 3.25% when the aggregate principal balance of all outstanding loans and the unfunded commitment level is $20.0 million or less, and (ii) decrease to 3.00% when this amount is $15.0 million or less.

ABE South Dakota also entered into a Security Agreement with AgCountry under which borrowings under the 2015 Credit Agreement are secured by substantially all of ABE South Dakota’s assets. AgCountry holds a first priority security interest and mortgage in all inventory, accounts receivable, intangibles, equipment, fixtures, buildings, and a first mortgage in land owned or leased by ABE South Dakota.

The 2015 Credit Agreement also includes customary financial and non-financial covenants that limit capital expenditures, distributions and debt and require minimum working capital, current ratio, debt to EBITDA, and fixed charge coverage ratios.

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the 2015 Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for the 2016 Term Loan was $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  A total of $1.1 million of the $1.7 million commitment was drawn from this loan. On January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan.  On April 1, 2017, the Company began making quarterly principal payments of $212,500 on the 2016 Term Loan. As of March 31, 2018 the balance of the 2016 Term Loan was $0.3 million.

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the 2015 Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company will make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will begin making quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment on July 1, 2024.  At March 31, 2018, no funds had been drawn on the 2018 Term Loan, and $39,000 in loan fees and closing costs had been incurred, which have been classified as deferred financing costs and will be amortized as interest expense over the term of the loan.

Amendment and Waivers to 2015 Credit Agreement

On September 28, 2016, ABE South Dakota entered into a Limited Waiver and First Amendment to the 2015 Credit Agreement (“First Amendment”) to (i) eliminate the Owner’s Equity Ratio Covenant, (ii) temporarily increase the Capital Expenditures Covenant to $3.0 million for fiscal 2016 to finance the corn oil extraction system at the Huron plant, and (iii) waive other post-closing obligations.

On November 19, 2016, ABE South Dakota received a waiver to the 2015 Credit Agreement from AgCountry that waived certain Events of Default related to the Working Capital requirement and the Total Outstanding Debt to EBITDA Ratio at September 30, 2016.

On October 16, 2017 ABE South Dakota received a waiver to the 2015 Credit Agreement from AgCountry that waived an Event of Default related to the Capital Expenditure Covenant for fiscal 2017. The Capital Expenditure Covenant for fiscal 2016 was increased to $3.0 million due to addition of the corn oil extraction system at Huron.  However, a portion of the capital expenditure cost was incurred in fiscal 2017, so an additional waiver was granted for this period.

On March 13, 2018, in conjunction with the 2018 Term Loan, ABE South Dakota entered into a Second Amendment to the 2015 Credit Agreement (“Second Amendment”) to temporarily increase the Capital Expenditures Covenant to $6.0 million per year for the years ending September 30, 2018 and 2019.  The covenant will revert back to $2.0 million per year for all years ending after September 30, 2019.

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

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets wet distillers’ produced at the Huron plant and modified distillers at the Aberdeen plant to third parties for an agreed-upon commission.  ABE South Dakota has a marketing agreement with Gavilon to market the dried distillers’ grains produced at the Aberdeen and Huron plants through July 31, 2018.  ABE South Dakota self-markets its wet and a small portion of modified distillers’ grains produced at the Aberdeen plant.

ABE South Dakota is party to an agreement with Gavilon to market all the corn oil produced by the Huron and Aberdeen plants through September 30, 2018 and November 30, 2018, respectively.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Three and Six Months Ending	As of and for the Three and Six Months Ending	As Of
	March 31,	March 31,	September 30,
	2018	2017	2017
NGL Energy - Ethanol
Three months revenues	$25,972	$27,777
Six months revenues	49,463	59,580
Receivable balance at period end	2,005	1,874	$3,116
Gavilon - Corn Oil & Distillers Grains
Three months revenues	$3,633	$3,018
Six months revenues	7,444	6,651
Receivable balance at period end	360	192	$326
Dakotaland Feeds - Distillers Grains
Three months revenues	$3,772	$2,831
Six months revenues	6,410	5,578
Receivable balance at period end	591	444	$575

6. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. The Company had entered into the following fixed price forward contracts at March 31, 2018:

Commodity	Type	Quantity	Amount (in 000's)	Period Covered Through
Distillers grains	Sale	10,694 tons	879	April 30, 2018
Corn oil	Sale	400,000 lbs	79	April 30, 2018
Natural gas	Purchase	265,000 mmbtus	784	March 31, 2019

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

7. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of March 31, 2018 and September 30, 2017, and for the six months ended March 31, 2018 and 2017.  ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota credit agreement. Under its current credit agreement, ABE South Dakota is allowed to make equity distributions of up to 40% of its net income and may distribute up to 100% of its net income if it achieves and maintains an owner’s equity ratio of at least 60% and working capital of at least $15 million. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Dollars in thousands)

	March 31,	September 30,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$389	$725
Restricted cash	1,000	1,000
Prepaids	51	-
Total current assets	1,440	1,725
Property and equipment, net	37	54
Other assets:
Investment in ABE South Dakota	27,970	29,862
Other assets	32	32
Total assets	$29,479	$31,673
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accrued expenses	$153	$162
Other liabilities	28	31
Total liabilities	181	193
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(15,528)	(13,346)
Total members' equity	29,298	31,480
Total liabilities and members' equity	$29,479	$31,673

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Equity in earnings (losses) of consolidated subsidiary	$(731)	$251	$(1,892)	$6,472
Selling, general and administrative expenses	(184)	(166)	(323)	(354)
Operating income (loss)	(915)	85	(2,215)	6,118
Other income	30	-	30	-
Interest income	1	3	3	7
Net income (loss)	$(884)	$88	$(2,182)	$6,125

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$(2,182)	$6,125
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	17	33
Equity in earnings (losses) of consolidated subsidiaries	1,892	(6,472)
Amortization of deferred revenue and rent	(3)	(4)
Change in working capital components:
Prepaid expenses	(51)	(49)
Accounts payable	-	(5)
Accrued expenses	(9)	(31)
Net cash used in operating activities	(336)	(403)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Distribution to unit holders	-	(3,812)
Net cash used in financing activities	-	(3,812)
Net decrease in cash, cash equivalents and restricted cash	(336)	(4,215)
Beginning cash, cash equivalents and restricted cash	1,725	6,176
Ending cash, cash equivalents and restricted cash	$1,389	$1,961

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

•	our margins have fluctuated in the past and could again become negative, which may affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;
•	our dependence on third parties for marketing and sale of our ethanol and co-products;
•	our current dependence on Agtegra Cooperative for the corn we need to produce ethanol;
•	our ability to successfully construct and operate a new grain receiving and storage facility at our Aberdeen, South Dakota plant;
•	our risk mitigation strategies could be unsuccessful and could materially harm our results;
•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;
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

•

increases in ethanol tariffs from 30 to 45 percent imposed by the Chinese government as of April 2018, could result in reduced export demand for ethanol and have a negative impact on domestic ethanol prices;

•

in late August 2017, the Brazilian government imposed a tariff of 20 percent on U.S. ethanol imports. The tariff will apply to imports after an initial tax-free quota of 600 million liters, or 158.5 million gallons per year. The tariff could result in reduced export demand for United States ethanol and have a negative impact on domestic ethanol prices;

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

To execute our business plan, in November 2006 we acquired ABE South Dakota, LLC (f/k/a Heartland Grain Fuels, LP), which owned existing ethanol production facilities in Aberdeen and Huron, South Dakota. We commenced construction of our expansion facility in Aberdeen, South Dakota in April 2007, and commenced operations in January 2008. Our production operations are carried out primarily through our operating subsidiary ABE South Dakota, which owns and operates the ethanol facilities in Aberdeen and Huron, South Dakota.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the related business nature and expected financial results, the Company’s plants are aggregated into one reporting segment.

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol primarily by processing corn. Other possible feeds are grain sorghum, or other cellulosic materials. The corn is conveyed directly from Agtegra Cooperative to the plant where it is weighed and transferred to a scalper to remove rocks, cobs, and other debris.  The corn is then fed to a hammer mill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-sugar conversion. The grain slurry is pumped into fermenters, where yeast is added to begin the batch-fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the corn mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually natural gasoline. The 200-proof alcohol and 2.0-2.5% denaturant constitute denatured fuel ethanol.

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

The table below provides a summary of our ethanol plants in operation as of March 31, 2018:

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
(2)

Our plant at Aberdeen formerly consisted of two production facilities that operated on a separate basis. The larger plant is represented in the table above. In April 2016, the Company ceased operations at its smaller, nine-million gallon Aberdeen facility due to inefficiencies at this older plant and capital expenditures required to keep in operating condition, coupled with the weak margin environment. In the fourth quarter of fiscal 2016, the Company decided not to resume operations at this facility in the future and, accordingly, impaired the value of this asset on our financial statements to an estimated salvage value of $200,000, which resulted in a loss of $1,584,000 in the fourth quarter of fiscal 2016. During fiscal 2017, the Company received proceeds to date of $155,000 from the salvage of the smaller plant. At September 30, 2017, the remaining value of the asset on the Company’s financial statements was $45,000. During the first two quarters of fiscal 2018, the Company received proceeds of $45,000 from the salvage of the smaller plant. At March 31, 2018, the remaining value of the asset on the Company’s financial statements was $0.

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

Plan of Operations through March 31, 2019

Over the next year, we will continue our focus on operational improvements at our South Dakota operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at each of our plants, continuing emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.  We intend to begin construction of a grain receiving and storage facility at our Aberdeen plant beginning in June 2018.  We expect the facility to be completed around July 2019.  Once operational, we believe this facility will help to reduce our operating costs, specifically our cost to procure corn.

Results of Operations for the Quarter Ended March 31, 2018 Compared to Quarter Ended March 31, 2017

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for three months ended March 31, 2018 and 2017:

	Three Months		Three Months
	March 31, 2018		March 31, 2017
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	21,051	$1.23	20,992	$1.32
Distillers grains (tons)	52	$135.69	53	$95.30
Corn Oil (pounds)	4,560	$0.17	4,576	$0.24

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	7,373	$3.24	7,333	$3.19
Natural Gas (therms)	521	$4.07	517	$3.62

Net Sales

Net sales for the quarters ended March 31, 2018 and 2017 were $33.8 million. Ethanol gallons sold were consistent, while ethanol prices decreased by 7% for the quarter ended March 31, 2018, compared to the prior quarter ended March 31, 2017. As a percentage of net sales, ethanol sales were 77% and 82% and distillers’ sales were 21% and 15%, for the quarters ending March 31, 2018 and March 31, 2017, respectively.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2018 was $33.8 million, compared to $32.8 million for the quarter ended March 31, 2017, an increase of $1.0 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas. A $0.5 million increase in corn costs represented a majority of the increase in cost of goods sold in the quarter ended March 31, 2018. Corn costs represented 71% of cost of sales for each of the quarters ended March 31, 2018 and 2017. Corn prices increased 2% during the three-month period ending March 31, 2018 compared to the prior year quarter. We used 1% more corn in the three-month period ending March 31, 2018, compared to the three months ended March 31, 2017.

Natural gas costs represented 6% of total cost of sales for each of the quarters ending March 31, 2018 and 2017. The cost of natural gas per mmbtu increased by 12% to $4.07 for the quarter ended March 31, 2018 compared to the previous year quarter. Prices were higher in the current year due to increased demand as a result of colder winter months. Natural gas stocks have dropped year-over-year due to increased demand from colder weather and a higher level of exports, resulting in higher prices in the current quarter versus last year. Our natural gas consumption increased by 1% due to higher production in the quarter ending March 31, 2018 versus the quarter ending March 31, 2017.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs were $0.8 million for each of the quarters ended March 31, 2018 and 2017.  As a percentage of net sales, selling, general and administrative expenses were 2.2%  of net sales, for each of the quarters ending March 31, 2018 and 2017.

Interest Expense

Interest expense for the quarter ended March 31, 2018 was $195,000 compared to $220,000 for the quarter ended March 31, 2017. The lower interest expense was the result of less interest bearing debt outstanding compared to the prior year quarter.

Results of Operations for the Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for the six months ended March 31, 2018 and 2017:

	Six Months		Six Months
	March 31, 2018		March 31, 2017
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	40,898	$1.22	42,575	$1.40
Distillers grains (tons)	104	$123.71	107	$97.89
Corn Oil (pounds)	9,118	$0.18	9,763	$0.24

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	14,345	$3.09	14,829	$3.08
Natural Gas (therms)	1,052	$4.79	1,080	$3.52

Net Sales

Net sales for the six months ended March 31, 2018 were $64.3 million, compared to $72.3 million for the six months ended March 31, 2017 a decrease of $8.0 million or 11%. Ethanol prices decreased 13% and ethanol gallons sold decreased by 4% for the six months ended March 31, 2018, compared to the prior six months ended March 31, 2017.  As a percentage of net sales, ethanol sales were 77% and 82% and distillers’ sales were 20% and 15%, for the six months ending March 31, 2018 and March 31, 2017, respectively.

Cost of Goods Sold

Cost of goods sold for the six months ended March 31, 2017 were $64.7 million, compared to $64.0 million for the six months ended March 31, 2017, an increase of $0.7 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A majority of the increase in cost of goods sold in the six months ended March 31, 2018 was the result of a $1.2 million increase in natural gas costs along with various other smaller increases offset by a $1.2 million decrease in corn costs primarily as a result of 0.5 million less bushels consumed. Corn costs represented 69% and 71% of cost of sales for the six months ended March 31, 2018 and 2017, respectively.  Corn prices increased 1% during the six-month period ending March 31, 2018 compared to the six-month period ending March 31, 2017.  We used 3% less corn in the six month period ending March 31, 2018 compared to the six months ended March 31, 2017, as a result of increased production efficiencies.

Natural gas costs represented 8% and 6% of total cost of goods sold for the six months ended March 31, 2018 and 2017, respectively. The cost of natural gas per mmbtu increased by $1.27 per mmbtu, or 36% for the six months ending March 31, 2018 compared to the prior year period. Prices were higher in the current year due to increased demand as a result of colder winter months. Natural gas stocks have dropped year over year due to increased demand from colder weather and exports, resulting in higher prices in the current quarter versus last year.  Natural gas consumption decreased 3% for the six months ending March 31, 2018 compared to the six months ending March 31, 2017.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs for the six months ended March 31, 2018 were $1.4 million compared to $1.9 million for the prior year six months.  As a percentage of net sales, selling, general and administrative expenses for the six months ending March 31, 2018 decreased to 2.2%, compared to 2.6% for the six months ending March 31, 2017.

Interest Expense

Interest expense for the six months ending March 31, 2018 was $396,000, compared to $448,000 for the prior year period.  The lower interest expense for the current six months was the result of a lower level of long-term debt.

Changes in Financial Position for the Six Months ended March 31, 2018

Current Assets

The $2.7 million decrease in current assets at March 31, 2018 compared to September 30, 2017 was primarily due to a $1.6 million decrease in trade receivables and other receivables, mostly due to timing differences.

Property, Plant and Equipment

The $0.9 million decrease in property, plant and equipment at March 31, 2018 compared to September 30, 2017, was primarily due to $1.9 million of depreciation expense offset by $0.9 million of capital expenditures in the current fiscal year.

Current Liabilities

Accounts payable and accrued expenses increased by $0.7 million at March 31, 2018 compared to September 30, 2017 primarily due to timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt decreased by $424,000 March 31, 2018 compared to September 30, 2017.  The decrease was due to debt payments made on the 2016 Term Loan, which had a remaining balance of $252,000 at March 31, 2018 and will be paid in full in July 2018.

Long-term debt decreased by $2.0 million at March 31, 2018 compared to September 30, 2017. This decrease was due to debt payments made in October 2017 and January 2018.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of March 2018, current annualized U.S. ethanol production capacity was approximately 16.2 billion gallons per year. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline.  The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 143.85 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 14.4 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example, minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended March 31, 2018, the average Chicago OPIS Spot Ethanol Assessment was $1.40 per gallon and the average NYMEX RBOB spot gasoline price was $1.86 per gallon, or approximately $0.46 per gallon above ethanol prices.

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

As of March 2018, current annualized ethanol production is approximately 15.9 billion gallons per the RFA. On November 23, 2016, the EPA announced the final rule for the 2017 Renewable Volume Obligations (“RVO”s), which was set at 15.0 billion gallons for corn-based ethanol. This rule was set at 100% of the original conventional biofuel requirement of 15.0 billion gallons. On November 30, 2017 the EPA announced the final rule for 2018 RVOs, which is set at 15.0 billion gallons for corn-based ethanol. This rule is also set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, but has a reduction in the amount of advanced biofuels required.

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

Tax Cuts and Job Act

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), was signed into law. The 2017 Tax Reform Act includes significant changes to the taxation of business entities, including a permanent reduction to the federal corporate income tax rate from 35% to 21% effective in 2018 and changes to deductibility of interest on debt obligation. The Company is currently evaluating the impact of the 2017 Tax Reform Act, as well as potential future regulations implementing the new tax law and interpretation of the new tax law with its professional advisors. The full impact of the 2017 Tax Reform Act on the Company in future periods cannot be predicted at this time.

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of March 2018, current annualized U.S. ethanol production was approximately 15.9 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of March 2018, South Dakota had 15 ethanol plants producing an aggregate of 1.1 billion gallons of ethanol per year.

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

CO-PRODUCTS

Sales of distillers’ grains have represented 21% and 15% of our revenues for the quarters ended March 31, 2018 and 2017, respectively. When the plants are operating at capacity, they produce approximately 231,000 tons of dried distillers’ grains equivalents per year, approximately 15-16 pounds per bushel of corn used.  Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-Q, we sometimes refer to these products as “distillers’ grains” or “distillers.”

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

Competition

In the sales of distillers’ grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 63% of our distillers’ grain revenues from the sale of dried distillers’ grains, which have an indefinite shelf life and can be transported by truck or rail, and 37% from the sale of modified or wet distillers’ grains, which have a shorter shelf life and are typically sold in local markets via truck.

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

CAPITAL RESOURCES

During the quarter ended March 31, 2018, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has had minimal activity since the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions under the 2015 Credit Agreement with AgCountry.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $0.4 million on hand at March 31, 2018. ABE did not have any debt outstanding as of March 31, 2018.

From time to time, ABE may receive certain allowable distributions from ABE South Dakota, subject to compliance with the terms and conditions of the 2015 Credit Agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2017 financial results.

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota, agreed to post a $2.5 million irrevocable and non-transferable standby letter of credit in May 2012 for the benefit of NGL Crude Logistics, LLC (“NGLCL” f/k/a Gavilon) as security for the payment obligations of ABE South Dakota under certain agreements with NGLCL. The Company deposited $2.5 million in a restricted account as collateral for this letter of credit and classified it as restricted cash. Effective May 15, 2014, the letter of credit and corresponding deposit of collateral was decreased by $1.0 million in conjunction with an amendment to the rail car sublease. Effective June 27, 2016, the letter of credit and corresponding deposit of collateral was decreased by $0.5 million in conjunction with an amendment to the rail car sublease.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont had no cash or cash equivalents on hand at March 31, 2018.

During the quarter ended March 31, 2018, ABE Fairmont completed its obligations to Flint Hills Resources, LLC with respect to post-closing matters, including completing the transfer of certain railway lines. The Company anticipates that it will begin a dissolution of the ABE Fairmont entity in the next several months.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $16.6 million on hand at March 31, 2018. As of March 31, 2018, ABE South Dakota had interest-bearing term debt outstanding of $22.3 million.

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at March 31, 2018 was 1.58%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At March 31, 2018, the balance of the Term Loan was $12.0 million.

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

ABE South Dakota also entered into a Security Agreement with AgCountry under which borrowings under the 2015 Credit Agreement are secured by substantially all of ABE South Dakota’s assets. AgCountry holds a first priority security interest and mortgage in all inventory, accounts receivable, intangibles, equipment, fixtures, buildings, and a first mortgage in land owned or leased by ABE South Dakota.

The 2015 Credit Agreement also includes customary financial and non-financial covenants that limit capital expenditures, distributions and debt and require minimum working capital, current ratio, debt to EBITDA, and fixed charge coverage ratios.

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the 2015 Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for the 2016 Term Loan is $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  A total of $1.1 million of the $1.7 million commitment was drawn from this loan. Beginning January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan.  Beginning April 1, 2017, the Company must begin making quarterly principal payments of $212,500 on the 2016 Term Loan. As of March 31, 2018, the balance of the 2016 Term Loan was $0.3 million.

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the 2015 Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company will make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will begin making quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment on July 1, 2024.  At March 31, 2018, no funds had been drawn on the 2018 Term Loan, and $39,000 in loan fees and closing costs had been incurred, which have been classified as deferred financing costs and will be amortized as interest expense over the term of the loan.

Amendment and Waivers to 2015 Credit Agreement

On September 28, 2016, ABE South Dakota entered into a Limited Waiver and First Amendment to the 2015 Credit Agreement (“First Amendment”) to (i) eliminate the Owner’s Equity Ratio Covenant, (ii) temporarily increase the Capital Expenditures Covenant to $3.0 million for fiscal 2016 to finance the corn oil extraction system at the Huron plant, and (iii) waive other post-closing obligations.

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

On March 13, 2018, in conjunction with the 2018 Term Loan, ABE South Dakota entered into a Second Amendment to the 2015 Credit Agreement (“Second Amendment”) to temporarily increase the Capital Expenditures Covenant to $6.0 million per year for the years ending September 30, 2018 and 2019.  The covenant will revert back to $2.0 million per year for all years ending after September 30, 2019.

CASH FLOWS

The following table shows our cash flows for the six months ended March 31, 2018 and 2017:

	Six Months Ended March 31
	2018	2017
	(In thousands)
Net cash provided by operating activities	$1,194	$9,007
Net cash used in investing activities	(592)	(1,597)
Net cash used in financing activities	(2,464)	(4,710)

Cash Flow from Operations

Cash flows provided by operating activities for the six months ending March 31, 2018 were approximately $1.2 million compared to $9.0 million provided by the prior year period, a decrease of $7.8 million. Lower operating margins accounted for the majority of the overall decrease in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows used in investing activities for the six months ending March 31, 2018 were approximately $0.6 million compared to $1.6 million used in investing activities for the prior year period. The current year six months included a net of $0.9 million in additions to property and equipment offset by $0.3 million of patronage income. The prior year six months included a net of $1.8 million in additions to property and equipment offset by $0.2 million of patronage income.

Cash Flow from Financing Activities

Cash flows used in financing activities for the six months ending March 31, 2018 were $2.4 million compared to $4.7 million used in for the prior year period. The current year period included long-term debt payments of $2.0 million on the 2015 Credit

Agreement and $0.4 million debt payments on the 2016 Term Loan. Cash used in financing activities in the prior year period included $1.1 million in debt proceeds from the 2016 Term Loan, which was offset by long-term debt payments of $2.0 million and a distribution of $3.8 million to unit holders.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	March 31,
	2018	March 31,	September 30,
	Interest Rate	2018	2017
ABE South Dakota:
Senior debt principal - variable	5.08%	$22,252	$24,677
Deferred financing costs	N/A	(301)	(311)
Total outstanding		$21,951	$24,366

The estimated maturities of debt at March 31 are as follows (in thousands):

	Senior Debt	Deferred
Due By March 31:	Principal	Financing Costs	Total
2019	$4,252	$(95)	$4,157
2020	4,000	(99)	3,901
2021	14,000	(79)	13,921
2022	-	(16)	(16)
2023	-	(8)	(8)
Thereafter	-	(4)	(4)
Total debt	$22,252	$(301)	$21,951

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

During the fourth quarter of fiscal 2016, the Company decided to permanently cease operations at its smaller Aberdeen plant.  Accordingly, the Company recorded an impairment of $1.6 million during the fourth quarter of fiscal 2016. In connection with the impairment of the smaller Aberdeen plant, the Company also re-evaluated the estimated lives of process equipment.  Prior to June 30, 2016, the Company used an estimated useful life of 10 years for process equipment.  Based on the re-evaluation, the Company determined a change in estimate was necessary.  Accordingly, the Company adjusted the estimated useful life for process equipment to 15 years in the fourth quarter of fiscal 2016.  As a result of this change in estimate, depreciation expense was reduced by approximately $1.8 million in fiscal 2016 and annual depreciation in subsequent periods has been and will be reduced to reflect the longer estimate useful life.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of March 31, 2018, we had $22.3 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.22 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended March 31, 2018, sales of ethanol represented 77% of our total revenues and corn costs represented 71% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At March 31, 2018, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.27 and $3.55 respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 21% of our total revenues for the quarter ended March 31, 2018. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $149 per ton at March 31, 2018.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 6.3% of total cost of sales for the quarter ended March 31, 2018. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At March 31, 2018, the price of natural gas on the NYMEX was $2.73 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, from time to time we have entered into forward purchase/sale contracts. As of March 31, 2018, we had no outstanding forward ethanol sales contracts. At March 31, 2018, we had outstanding forward sale contracts representing 56% of our expected distillers’ grains production output through April 2018.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.27	$9.1
Distillers grains	0.2	tons	10.0%	149.00	3.0
Corn	27.1	bushels	10.0%	3.55	9.6
Natural gas	2.1	mmbtus	10.0%	2.73	0.6

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

(2)

Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of March 31, 2018.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of March 31, 2018, we had $22.3 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.22 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Increases in ethanol tariffs imposed by the Chinese government could have a negative impact on ethanol pricing and export demand.

On April 2, 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30 to 45 percent.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market.  However, the increased tariff is expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

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

101

The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2018 and September 30, 2017 ; (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2018 and March 31, 2017; (iii) Consolidated Statements of Changes in Member’s Equity for the six months ended March 31, 2018; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017; and (v) Notes to the Consolidated Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: May 11, 2018	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)