Form 10-Q
period 2018-06-30
Advanced BioEnergy, LLC
filed 2018-08-08
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	June 30,	September 30,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,052	$18,804
Accounts receivable:
Trade accounts receivable	4,359	4,039
Other receivables	288	805
Inventories	4,896	4,334
Prepaid expenses	839	665
Restricted cash	1,000	1,000
Total current assets	25,434	29,647
Property and equipment, net	29,915	31,226
Other assets	452	756
Total assets	$55,801	$61,629
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$3,990	$3,531
Accrued expenses	2,304	2,221
Current portion of long-term debt (stated principal amount of $4,040 and $4,677 at June 30, 2018 and September 30, 2017, respectively)	3,945	4,581
Total current liabilities	10,239	10,333
Other liabilities	25	31
Long-term debt (stated principal amount of $17,000 and $20,000 at June 30, 2018 and September 30, 2017, respectively)	16,809	19,785
Total liabilities	27,073	30,149
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(16,098)	(13,346)
Total members' equity	28,728	31,480
Total liabilities and members' equity	$55,801	$61,629

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net sales
Ethanol and related products	$36,171	$33,819	$100,438	$106,113
Total net sales	36,171	33,819	100,438	106,113
Cost of goods sold	35,991	32,571	100,737	96,559
Gross profit (loss)	180	1,248	(299)	9,554
Selling, general and administrative expenses	620	727	2,060	2,603
Operating income (loss)	(440)	521	(2,359)	6,951
Other income, net	56	51	187	186
Interest income	1	2	4	10
Interest expense	(187)	(217)	(584)	(665)
Net income (loss)	$(570)	$357	$(2,752)	$6,482
Weighted average units outstanding - basic and diluted	25,411	25,411	25,411	25,411
Income (loss) per unit - basic and diluted	$(0.02)	$0.01	$(0.11)	$0.26

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Nine Months Ended June 30, 2018

(Dollars in thousands)

(Unaudited)

	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - September 30, 2017	25,410,851	$44,826	$(13,346)	$31,480
Net loss	-	-	(2,752)	(2,752)
MEMBERS' EQUITY - June 30, 2018	25,410,851	$44,826	$(16,098)	$28,728

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(2,752)	$6,482
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	2,899	2,851
Amortization of deferred financing costs	72	72
Amortization of deferred rent	(6)	(7)
Gain on disposal of assets	-	(28)
Change in working capital components:
Trade accounts receivable	(320)	1,177
Other receivables	517	(282)
Inventories	(562)	(28)
Prepaid expenses	(174)	(195)
Accounts payable	453	506
Accrued expenses	83	(207)
Net cash provided by operating activities	210	10,341
Cash flows from investing activities:
Purchase of property and equipment	(1,582)	(2,521)
Change in other assets	304	169
Net cash used in investing activities	(1,278)	(2,352)
Cash flows from financing activities:
Payments on debt	(3,638)	(3,212)
Proceeds from debt	-	1,102
Payment of deferred financing costs	(46)	-
Distribution to unit holders	-	(3,812)
Net cash used in financing activities	(3,684)	(5,922)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,752)	2,067
Beginning cash, cash equivalents and restricted cash	19,804	16,416
Ending cash, cash equivalents and restricted cash	$15,052	$18,483
Supplemental disclosure of cash flow information:
Cash paid for interest	$535	$613
Supplemental disclosure of non-cash financing and investing activities:
Accounts payable and accrued expenses related to fixed assets	$32	$15

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. The financial information as of June 30, 2018 and the results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the results for the fiscal year ending September 30, 2018. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts.  Restricted cash at June 30, 2018 and September 30, 2017 included a deposit for a rail car sublease.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts in the consolidated statement of cash flows (in thousands):

	June 30,	June 30,
	2018	2017
Cash and cash equivalents	$14,052	$17,483
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$15,052	$18,483

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

Receivables

Credit sales are made to a relatively small number of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  There was no allowance for doubtful accounts recorded at June 30, 2018 or September 30, 2017.

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

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The Company is not aware of any events or circumstances that would indicate a decline in the fair value below the carrying value of the long-lived assets. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the estimated fair value on that date.

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

Income per Unit

Basic and diluted income (loss)-per-unit is computed using the weighted-average number of vested units outstanding during the period. Unit warrants are considered unit equivalents and are considered in the diluted income (loss)-per-unit compensation.

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

Recent Accounting Pronouncements

Effective October 1, 2018, the Company will adopt the amended guidance in ASC 606, “Revenue from Contracts with Customers”, which requires revenue recognition to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated standard permits either the retrospective or cumulative effect transition method.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Effective January 1, 2018, and presented retrospectively,  the Company adopted the amended guidance in ASC 230, “Statement of Cash Flows”, which amends existing guidance to require that the Statement of Cash Flows now include restricted cash and restricted cash equivalents along with cash and cash equivalents when reconciling beginning and end-of-period amounts. Effective January 1, 2018, the Company no longer presents transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the Statement of Cash Flows.

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

2. Inventories

A summary of inventories is as follows (in thousands):

	June 30,	September 30,
	2018	2017
Chemicals	$1,130	$939
Work in process	720	646
Ethanol	1,147	788
Distillers grain	147	157
Supplies and parts	1,752	1,804
Total	$4,896	$4,334

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	June 30,	September 30,
	2018	2017
Land	$1,811	$1,811
Buildings	8,167	8,128
Process equipment	110,103	109,006
Other equipment	458	147
Office equipment	1,770	1,770
Construction in process	720	580
	123,029	121,442
Accumulated depreciation	(93,114)	(90,216)
Property and equipment, net	$29,915	$31,226

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	June 30,
	2018	June 30,	September 30,
	Interest Rate	2018	2017
ABE South Dakota:
Senior debt principal - variable	5.43%	$21,040	$24,677
Deferred financing costs	N/A	(286)	(311)
Total outstanding		$20,754	$24,366

The estimated maturities of debt are as follows (in thousands):

	Senior Debt	Deferred
Due By June 30:	Principal	Financing Costs	Total
2019	$4,040	$(95)	$3,945
2020	4,000	(103)	3,897
2021	13,000	(56)	12,944
2022	-	(9)	(9)
2023	-	(10)	(10)
Thereafter	-	(13)	(13)
Total debt	$21,040	$(286)	$20,754

2015 Senior Credit Agreement for the South Dakota Plants

On December 29, 2015, ABE South Dakota entered into a Master Credit Agreement (“2015 Credit Agreement”) with AgCountry Farm Credit Services, PCA as lender, (“AgCountry”) to refinance its existing 2010 Senior Credit Agreement. On December 29, 2015, the Company also entered into (i) a First Supplement to the 2015 Credit Agreement covering a $10.0 million Revolving Term Facility and (ii) a Second Supplement covering a $20.0 million Term Loan. The transaction funded on December 30, 2015.

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at June 30, 2018 was 1.93%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At June 30, 2018, the balance of the Term Loan was $11.0 million.

The $10.0 million Revolving Term Facility also has a Variable Rate equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At June 30, 2018, the balance of the Revolving Term Facility was $10.0 million.

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

The 2015 Credit Agreement also includes customary financial and non-financial covenants that limit capital expenditures, distributions and debt and require minimum working capital, current ratio, debt to EBITDA, and fixed charge coverage ratios. See “Amendment and Waivers to 2015 Credit Agreement” below.

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the 2015 Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The original loan commitment for the 2016 Term Loan was $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. A total of $1.1 million of the $1.7 million commitment was drawn from this loan. On January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan. On April 1, 2017, the Company began making quarterly principal payments of $212,500 on the 2016 Term Loan. As of June 30, 2018 the balance of the 2016 Term Loan was $0.04 million. Subsequent to the quarter ended June 30, 2018, the 2016 Term Loan was paid in full.

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the 2015 Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company will make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will begin making quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment on July 1, 2024.  At June 30, 2018, no funds had been drawn on the 2018 Term Loan, and $47,000 in loan fees and closing costs had been incurred, which have been classified as deferred financing costs and will be amortized as interest expense over the term of the loan.

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

The Company was in compliance with the applicable covenants of the 2015 Credit Agreement as of June 30, 2018. However, based on financial results for the nine months ended June 30, 2018, the Company is unable to project with certainty compliance with covenants of the 2015 Credit Agreement as of September 30, 2018.   The Company has been in discussions with AgCountry regarding a potential waiver to the 2015 Credit Agreement as of September 30, 2018.  Although the Company believes it is probable it will obtain any necessary waivers at September 30, 2018, in the event such waivers are not obtained, AgCountry may accelerate the repayment of outstanding principal and exercise its rights as a secured party.

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

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets wet distillers’ grains produced at the Huron plant and modified distillers’ at the Aberdeen plant to third parties for an agreed-upon commission.  ABE South Dakota has a marketing agreement with Gavilon Ingredients, LLC (“Gavilon”) to market the dried distillers’ grains at the Aberdeen and Huron plants through July 31, 2019. ABE South Dakota self-markets its wet and a small portion of modified distillers’ grains produced at the Aberdeen plant.

ABE South Dakota is party to an agreement with Gavilon to market all of the corn oil produced by the Huron and Aberdeen plants through September 30, 2018 and November 30, 2018, respectively.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Three and Nine Months Ending	As of and for the Three and Nine Months Ending	As Of
	June 30,	June 30,	September 30,
	2018	2017	2017
NGL Energy - Ethanol
Three months revenues	$27,194	$27,745
Nine months revenues	76,657	87,325
Receivable balance at period end	2,547	2,659	$3,116
Gavilon - Corn Oil & Distillers Grains
Three months revenues	$4,982	$3,307
Nine months revenues	12,426	9,958
Receivable balance at period end	1,104	253	$326
Dakotaland Feeds - Distillers Grains
Three months revenues	$3,625	$2,319
Nine months revenues	10,035	7,897
Receivable balance at period end	509	364	$575

6. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. The Company had entered into the following fixed price forward contracts at June 30, 2018:

Commodity	Type	Quantity	Amount (in 000's)	Period Covered Through
Ethanol	Sale	4,462,200 gallons	$5,596	July 31, 2018
Distillers grains	Sale	16,287 tons	1,273	August 31, 2018
Corn oil	Sale	900,000 lbs	196	July 31, 2018
Natural Gas	Purchase	265,000 mmbtus	784	March 31, 2019

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

7.  Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of June 30, 2018 and September 30, 2017, and for the nine months ended June 30, 2018 and 2017.  ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota credit agreement. Under its current credit agreement, ABE South Dakota is allowed to make equity distributions of up to 40% of its net income and may distribute up to 100% of its net income if it achieves and maintains an owner’s equity ratio of at least 60% and working capital of at least $15 million. There were no distributions from ABE South Dakota during the last three fiscal years due to covenant limitations and/or future planned capital requirements.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Dollars in thousands)

	June 30,	September 30,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$310	$725
Restricted cash	1,000	1,000
Prepaids	25	-
Total current assets	1,335	1,725
Property and equipment, net	32	54
Other assets:
Investment in ABE South Dakota	27,504	29,862
Other assets	32	32
Total assets	$28,903	$31,673
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accounts payable	$3	$-
Accrued expenses	147	162
Other liabilities	25	31
Total liabilities	175	193
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(16,098)	(13,346)
Total members' equity	28,728	31,480
Total liabilities and members' equity	$28,903	$31,673

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Equity in earnings (losses) of consolidated subsidiary	$(466)	$522	$(2,358)	$6,994
Selling, general and administrative expenses	(105)	(167)	(428)	(521)
Operating income (loss)	(571)	355	(2,786)	6,473
Other income	-	-	30	-
Interest income	1	2	4	9
Net income (loss)	$(570)	$357	$(2,752)	$6,482

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$(2,752)	$6,482
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	22	49
Equity in (earnings) losses of consolidated subsidiaries	2,358	(6,994)
Amortization of deferred revenue and rent	(6)	(6)
Change in working capital components:
Prepaid expenses	(25)	(25)
Accounts payable	3	(4)
Accrued expenses	(15)	(41)
Net cash used in operating activities	(415)	(539)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Distribution to unit holders	-	(3,812)
Net cash used in financing activities	-	(3,812)
Net decrease in cash, cash equivalents and restricted cash	(415)	(4,351)
Beginning cash, cash equivalents and restricted cash	1,725	6,176
Ending cash, cash equivalents and restricted cash	$1,310	$1,825

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

•

our margins have fluctuated in the past and could again become negative, which may affect our ability to meet current obligations, service our debt and satisfy financial covenants of our credit agreement with AgCountry;

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

The table below provides a summary of our ethanol plants in operation as of June 30, 2018:

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
(2)

Our plant at Aberdeen formerly consisted of two production facilities that operated on a separate basis. The larger plant is represented in the table above. In April 2016, the Company ceased operations at its smaller, nine-million gallon Aberdeen facility due to inefficiencies at this older plant and capital expenditures required to keep in operating condition, coupled with the weak margin environment. In the fourth quarter of fiscal 2016, the Company decided not to resume operations at this facility in the future and, accordingly, impaired the value of this asset on our financial statements to an estimated salvage value of $200,000, which resulted in a loss of $1,584,000 in the fourth quarter of fiscal 2016. During fiscal 2017, the Company received proceeds to date of $155,000 from the salvage of the smaller plant. At September 30, 2017, the remaining value of the asset on the Company’s financial statements was $45,000. During the first two quarters of fiscal 2018, the Company received proceeds of $45,000 from the salvage of the smaller plant. At June 30, 2018, the remaining value of the asset on the Company’s financial statements was $0.

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

Under the ABE South Dakota security agreement with AgCountry (defined below), AgCountry holds a first priority security interest and mortgage in all inventory, accounts receivable, intangibles, equipment, fixtures, buildings, and a first mortgage in land owned or leased by ABE South Dakota.

Plan of Operations through June 30, 2019

Over the next year, we will continue our focus on operational improvements at our South Dakota operating facilities. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at each of our plants, continuing emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies. We began construction of a grain receiving and storage facility at our Aberdeen plant beginning in July 2018, and are in the process of evaluating construction of a similar facility at our Huron plant.  We expect the Aberdeen facility to be completed around July 2019.   In anticipation of the completion of construction, we have terminated, effective November 8, 2019, the grain origination agreement with Agtegra with respect to the Aberdeen plant. Once operational, we believe this facility will help to reduce our operating costs, specifically our cost to procure corn.

Results of Operations for the Quarter Ended June 30, 2018 Compared to Quarter Ended June 30, 2017

The following tables reflect quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for three months ended June 30, 2018 and 2017 for our South Dakota plants:

	Three Months		Three Months
	June 30, 2018		June 30, 2017
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	21,350	$1.27	20,352	$1.38
Distillers grains (tons)	51	$154.00	50	$91.27
Corn Oil (pounds)	5,544	$0.20	4,547	$0.26

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	7,481	$3.59	7,109	$3.24
Natural Gas (therms)	518	$3.00	505	$3.25

Net Sales

Net sales for the quarter ended June 30, 2018 were $36.2 million, compared to $33.8 million for the quarter ending June 30, 2017, an increase of $2.4 million or 7%. Higher net sales for the quarter ended June 30, 2018 reflect an increase in ethanol gallons sold of 5% compared to the prior quarter ended June 30, 2017, offset by a decrease in ethanol prices of 8% for the quarter ended June 30, 2018, compared to the prior quarter ended June 30, 2017. As a percentage of net sales, ethanol sales were 75% and 83%; distillers’ sales were 22% and 13%; and corn oil sales were 3% and 3% for the quarters ending June 30, 2018 and June 30, 2017, respectively.

We have no international sales. Substantially all of our purchases are denominated in U.S. dollars.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2018 was $36.0 million, compared to $32.6 million for the quarter ended June 30, 2017, an increase of $3.4 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A $3.9 million increase in corn costs, resulting from a combination of increased bushels and increased price per bushel, offset by a $0.1 million decrease in natural gas costs represented a majority of the increase in cost of goods sold in the quarter ended June 30, 2018. Corn costs represented 75% and 71% of cost of sales for the quarters ended June 30, 2018 and 2017, respectively. Corn prices per bushel increased 11% during the three-month period ending June 30, 2018 compared to the prior year quarter. We used 5% more corn in the three-month period ending June 30, 2018, compared to the three months ended June 30, 2017.

Natural gas costs represented 4% and 5% of total cost of sales for the quarters ending June 30, 2018 and 2017, respectively. The cost of natural gas per mmbtu decreased by 8% to $3.00 for the quarter ended June 30, 2018 compared to the previous year quarter. Our natural gas consumption increased by 3% due to higher production in the quarter ending June 30, 2018 versus the quarter ending June 30, 2017.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs for the quarter ended June 30, 2018 were $0.6 million compared to $0.7 million for the previous quarter.  As a percentage of net sales, selling, general and administrative expenses were 1.8% and 2.1% of net sales, for the quarters ending June 30, 2018 and 2017, respectively.

Interest Expense

Interest expense for the quarter ended June 30, 2018 was $187,000 compared to $217,000 for the quarter ending June 30, 2017. The lower interest expense was the result of less interest bearing debt outstanding compared to the prior year quarter.

Results of Operations for the Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

     The following tables reflect quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for the nine months ended June 30, 2018 and 2017 for our South Dakota plants only:

	Nine Months		Nine Months
	June 30, 2018		June 30, 2017
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	62,247	$1.24	62,927	$1.39
Distillers grains (tons)	157	$131.82	157	$95.79
Corn Oil (pounds)	14,662	$0.19	14,311	$0.24

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	21,826	$3.26	21,939	$3.13
Natural Gas (therms)	1,570	$4.20	1,585	$3.43

Net Sales

Net sales for the nine months ended June 30, 2018 were $100.4 million, compared to $106.1 million for the nine months ending June 30, 2017 a decrease of $5.7 million or 5%. Ethanol gallons sold decreased by 1% for the nine months ended June 30, 2018, compared to the prior nine months ended June 30, 2017.  As a percentage of net sales, ethanol sales were 77% and 82%; distillers’ sales were 21% and 14%; and corn oil sales were 3% and 3% for both nine months ending June 30, 2018 and 2017.

We have no international sales. Substantially all of our purchases are denominated in U.S. dollars.

Cost of Goods Sold

Cost of goods sold for the nine months ended June 30, 2018 was $100.7 million, compared to $96.6 million for the nine months ended June 30, 2017, an increase of $4.1 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A $2.6 million increase in corn costs and a $1.2 million increase in natural gas costs represented a majority of the increase in cost of goods sold in the nine months ended June 30, 2018. Corn costs represented 71% of cost of sales for both nine months ended June 30, 2018 and 2017.  Corn prices per bushel increased 4% during the nine-month period ending June 30, 2018 compared to the prior year nine months.  We used 1% less corn in the nine month period ending June 30, 2018, compared to the nine months ended June 30, 2017 as a result of increased production efficiencies.

Natural gas costs represented 7% and 6% of total cost of goods sold for the nine months ended June 30, 2018 and 2017, respectively. The cost of natural gas per mmbtu increased by $0.77 per mmbtu, or 22% for the nine months ending June 30, 2018 compared to the prior year period. Prices were higher in the current year due to increased demand as a result of colder winter months. Natural gas stocks have dropped year over year due to increased demand from colder weather and exports, resulting in higher prices in the current quarter versus last year.  Natural gas consumption decreased 1% for the nine months ending June 30, 2018 compared to the prior year period.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs for the nine months ended June 30, 2018 were $2.1 million compared to $2.6 million for the prior year nine months.  As a percentage of net sales, selling, general and administrative expenses for the nine months ending June 30, 2018 decreased to 2.1%, compared to 2.5% for the nine months ended June 30, 2017.

Interest Expense

Interest expense for the nine months ending June 30, 2018 was $584,000, compared to $665,000 for the prior year period.  The lower interest expense for the current nine months was the result of a lower level of long-term debt.

Changes in Financial Position for the Nine Months ended June 30, 2018

Current Assets

The $4.2 million decrease in current assets at June 30, 2018 compared to September 30, 2017 was primarily due to a decrease in cash due to negative operating margins in the nine months ended June 30, 2018 and partially offset by a $0.9 million increase in trade receivables and inventory, mostly due to timing differences.

Property, Plant and Equipment

The $1.3 million decrease in property, plant and equipment at June 30, 2018 compared to September 30, 2017, was primarily due to recognizing $2.9 million depreciation expense offset by $1.6 million of capital expenditures year to date fiscal 2018.

Current Liabilities

Accounts payable and accrued expenses decreased by $0.5 million at June 30, 2018 compared to September 30, 2017 primarily due to timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt decreased by $636,000 June 30, 2018 compared to September 30, 2017.  The decrease was due to debt payments made on the 2016 Term Loan, which had a remaining balance of $40,000 at June 30, 2018 and was paid in full in July 2018.

Long-term debt decreased by $3.0 million at June 30, 2018 compared to September 30, 2017. This decrease was due to debt payments made in October 2017, January 2018 and April 2018.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of June 2018, current annualized U.S. ethanol production capacity was approximately 16.2 billion gallons per year. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline.  The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 143.85 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 14.4 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended June 30, 2018, the average Chicago OPIS Spot Ethanol Assessment was $1.45 per gallon and the average NYMEX RBOB spot gasoline price was $2.11 per gallon, or approximately $0.66 per gallon above ethanol prices.

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

As of June 2018, current annualized ethanol production is approximately 16.2 billion gallons per the RFA. On November 30, 2017 the EPA announced the final rule for the 2018 RVOs, which is set at 15.0 billion gallons for corn-based ethanol. This rule is also set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, but has a reduction in the amount of advanced biofuels required.  On June 26, 2018 the EPA announced proposed RVOs for 2019, which include 15.0 billion gallons for corn-based ethanol, consistent with both the 2018 RVOs and the original statutory volumes.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the RFS2 program through the year 2022 (in billions of gallons).

		Cellulosic			RFS Requirement
	Total Renewable	Ethanol	Biodiesel		That Can Be Met
	Fuel	Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol
2017 (1)	24.00	5.50	-	9.00	15.00
2017 (2)	19.28	0.31	2.00	4.28	15.00
2018 (1)	26.00	7.00	-	11.00	15.00
2018 (3)	19.29	0.29	2.10	4.29	15.00
2019	28.00	8.50	-	13.00	15.00
2019 (4)	19.88	0.38	2.10	4.88	15.00
2020	30.00	10.50	-	15.00	15.00
2021	33.00	13.50	-	18.00	15.00
2022	36.00	16.00	-	21.00	15.00

(1)	Original statutory volumes.
(2)	Final EPA Renewable Fuel Standards for 2017 issued November 2016.
(3)	Final EPA Renewable Fuel Standards for 2018 issued November 2017.
(4)	Proposed EPA Renewable Fuel Standards for 2019 issued June 2018.

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

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of June 2018, current annualized U.S. ethanol production was approximately 16.2 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of June 2018, South Dakota had 15 ethanol plants producing an aggregate of 1.1 billion gallons of ethanol per year.

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

CO-PRODUCTS

Sales of distillers’ grains have represented 22% and 13% of our revenues for the quarters ended June 30, 2018 and 2017, respectively. When the plants are operating at capacity, they produce approximately 231,000 tons of dried distillers’ grains equivalents per year, approximately 15-16 pounds per bushel of corn used.  Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-Q, we sometimes refer to these products as “distillers’ grains” or “distillers.”

We installed corn oil extraction technology at our Aberdeen plant in 2012.  We installed corn oil extraction technology at our Huron plant that became fully operational in October 2016. Corn oil systems are designed to extract non-edible corn oil during the thin stillage evaporation process immediately prior to production of distillers’ grains. Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than the water or solids that make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers’ grains.

Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Our corn oil is primarily sold by truck to biodiesel manufacturers.

Competition

In the sales of distillers’ grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 64% of our distillers’ grain revenues from the sale of dried distillers’ grains, which have an indefinite shelf life and can be transported by truck or rail, and 36% from the sale of modified or wet distillers’ grains, which have a shorter shelf life and are typically sold in local markets via truck.

We compete with other ethanol producers in the sale of corn oil. We ship all of the corn oil at our facilities via truck. Many ethanol producers have added corn oil technology to their facilities.

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) for marketing the sale of wet distillers grains produced at the Huron plant and modified distillers grains produced at the Aberdeen plant. ABE South Dakota has a marketing agreement with Gavilon Ingredients, LLC, (“Gavilon”) for dried distillers’ grains produced at the Aberdeen and Huron plants that became effective July 1, 2013. The marketing agreement requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Aberdeen and Huron plants through July 31, 2019.

ABE South Dakota is party to an agreement with Gavilon to market all the corn oil produced by the Aberdeen and Huron plants through September 30, 2018 and November 30, 2018, respectively.

CAPITAL RESOURCES

During the quarter ended June 30, 2018, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has had minimal activity since the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined under the 2015 Credit Agreement with AgCountry.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $0.3 million on hand at June 30, 2018. ABE did not have any debt outstanding as of June 30, 2018.

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

ABE Fairmont

ABE Fairmont had no cash or cash equivalents on hand at June 30, 2018.

During the quarter ended March 31, 2018, ABE Fairmont completed its obligations to Flint Hills Resources, LLC with respect to post-closing matters, including completing the transfer of certain railway lines. The Company anticipates that it will begin a dissolution of the ABE Fairmont entity in the next several months.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $13.7 million on hand at June 30, 2018. As of June 30, 2018, ABE South Dakota had interest-bearing term debt outstanding of $21.0 million, which is summarized below.

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

The $20.0 million Term Loan has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. The applicable LIBOR interest rate at June 30, 2018 was 1.93%. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. At June 30, 2018, the balance of the Term Loan was $11.0 million.

The $10.0 million Revolving Term Facility also has a Variable Rate equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At June 30, 2018, the balance of the Revolving Term Facility was $10.0 million.

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

The 2015 Credit Agreement also includes customary financial and non-financial covenants that limit capital expenditures, distributions and debt and require minimum working capital, current ratio, debt to EBITDA, and fixed charge coverage ratios. See “Amendment and Waivers to 2015 Credit Agreement” below.

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the 2015 Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The original loan commitment for the 2016 Term Loan was $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points. A total of $1.1 million of the $1.7 million commitment was drawn from this loan. On January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan. On April 1, 2017, the Company began making quarterly principal payments of $212,500 on the 2016 Term Loan. As of June 30, 2018 the balance of the 2016 Term Loan was $0.04 million. Subsequent to the quarter ended June 30, 2018, the 2016 Term Loan was paid in full.

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the 2015 Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company will make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will begin making quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment on July 1, 2024.  At June 30, 2018, no funds had been drawn on the 2018 Term Loan, and $47,000 in loan fees and closing costs had been incurred, which have been classified as deferred financing costs and will be amortized as interest expense over the term of the loan.

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

The Company was in compliance with the applicable covenants of the 2015 Credit Agreement as of June 30, 2018. However, based on financial results for the nine months ended June 30, 2018, the Company is unable to project with certainty compliance with covenants of the 2015 Credit Agreement as of September 30, 2018.   The Company has been in discussions with AgCountry regarding a potential waiver to the 2015 Credit Agreement as of September 30, 2018.  Although the Company believes it is probable it will obtain any necessary waivers at September 30, 2018, in the event such waivers are not obtained, AgCountry may accelerate the repayment of outstanding principal and exercise its rights as a secured party.

CASH FLOWS

The following table shows our cash flows for the nine months ended June 30, 2018 and 2017:

	Nine Months Ended June 30
	2018	2017
	(In thousands)
Net cash provided by operating activities	$210	$10,341
Net cash used in investing activities	(1,278)	(2,352)
Net cash used in financing activities	(3,684)	(5,922)

Cash Flow from Operations

Cash flows provided by operating activities for the nine months ending June 30, 2018 were approximately $0.2 million compared to $10.3 million used in the prior year period, a decrease of $10.1 million. Lower operating margins, driven by negative margins in the first and third quarters of fiscal 2018, accounted for the majority of the overall decrease in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows used in investing activities for the nine months ending June 30, 2018 were approximately $1.3 million compared to $2.4 million provided by investing activities for the prior year period. The current year nine months included $1.6 million in additions to property and equipment offset by $0.3 million of patronage income. The prior year nine months included a $2.5 million in additions to property and equipment offset by $0.2 million of patronage income.

Cash Flow from Financing Activities

Cash flows used in financing activities for the nine months ending June 30, 2018 were $3.7 million compared to $5.9 million used in for the prior year period. The current year period included long-term debt payments of $3.0 million on the 2015 Credit Agreement and $0.6 million debt payments on the 2016 Term Loan. Cash used in financing activities in the prior year period included $1.1 million in debt proceeds in conjunction with the Huron corn oil project which was offset by long-term debt payments of $3.2 million and a distribution of $3.8 million to unit holders.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	June 30,
	2018	June 30,	September 30,
	Interest Rate	2018	2017
ABE South Dakota:
Senior debt principal - variable	5.43%	$21,040	$24,677
Deferred financing costs	N/A	(286)	(311)
Total outstanding		$20,754	$24,366

The estimated maturities of debt at June 30 are as follows (in thousands):

	Senior Debt	Deferred
Due By June 30:	Principal	Financing Costs	Total
2019	$4,040	$(95)	$3,945
2020	4,000	(103)	3,897
2021	13,000	(56)	12,944
2022	-	(9)	(9)
2023	-	(10)	(10)
Thereafter	-	(13)	(13)
Total debt	$21,040	$(286)	$20,754

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended June 30, 2018, sales of ethanol represented 77% of our total revenues and corn costs represented 71% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At June 30, 2018, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.42 and $3.50 respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 21% of our total revenues for the quarter ended June 30, 2018. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $119 per ton at June 30, 2018.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 6.6% of total cost of sales for the quarter ended June 30, 2018. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At June 30, 2018, the price of natural gas on the NYMEX was $2.92 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts that guaranteed prices on 67% of our ethanol gallons sold through July 2018. At June 30, 2018 we had entered into forward sale contracts representing 42% of our expected distillers’ grains production output through August 2018.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.42	$10.2
Distillers grains	0.2	tons	10.0%	119.00	2.4
Corn	27.1	bushels	10.0%	3.50	9.5
Natural gas	2.1	mmbtus	10.0%	2.92	0.6

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

(2)

Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of June 30, 2018.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of June 30, 2018, we had $21.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.21 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, who is also our chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer, who is also our chief financial officer, concluded that our disclosure controls and procedures are effective.

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

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
No.	Description

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Principal Financial and Accounting Officer.

32	Section 1350 Certifications.

101

The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2018 and September 30, 2017 ; (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and June 30, 2017; (iii) Consolidated Statements of Changes in Member’s Equity for the nine months ended June 30, 2018; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: August 8, 2018	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)