Form 10-K
period 2018-09-30
Advanced BioEnergy, LLC
filed 2018-12-31
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 1, 2018, the number of outstanding membership units was 25,410,851.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Members are incorporated by reference into Part III.

ADVANCED BIOENERGY, LLC

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

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

•	our dependence on third parties for the marketing and sale of our ethanol and co-products;
•	our current dependence on Agtegra Cooperative for the corn we need to produce ethanol;
•	our ability to successfully construct and operate a new grain receiving and storage facility at our Aberdeen, South Dakota plant;
•	our risk mitigation strategies could be unsuccessful and could materially harm our results;
•	our cash distributions to unit holders depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;
•

ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS (as defined below). This may have a negative impact on ethanol pricing and demand;

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

•

the ethanol tariff imposed by the Chinese government rose from 5 to 45 percent in 2018, and as of December 2018 remained at 45 percent; this higher tariff could result in reduced export demand for ethanol and have a negative impact on domestic ethanol prices;

•

in late August 2017, the Brazilian government imposed a tariff of 20 percent on U.S. ethanol imports. The tariff applies to imports after an initial tax-free quota of 600 million liters, or 158.5 million gallons, per year. This tariff remains in effect as of December 2018.  The tariff could result in reduced export demand for United States ethanol and have a negative impact on domestic ethanol prices;

•

the supply of ethanol rail cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire; and

•

an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil, which, from time to time, has and may continue to affect our ability to return our tanker rail cars to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to our ethanol storage capacity constraints.

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

FACILITIES

The table below provides a summary of our dry mill ethanol plants in operation as of September 30, 2018:

Location	Opened	Estimated Annual Ethanol Production(1)	Estimated Annual Distillers’ Grains Production(2)	Estimated Annual Corn Oil Production	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000s Tons)	(000s lbs)	(Million bushels)
Aberdeen, SD(3)	January 2008	48	134	11,561	15.7	Natural Gas
Huron, SD	September 1999	32	97	5,717	11.4	Natural Gas
Consolidated		80	231	17,278	27.1

(1)	Actual permitted gallons are 65.7 million for Aberdeen and 42.0 million for Huron totaling 107.7 million gallons.
(2)	Our plants produce and sell wet, modified and dried distillers’ grains. The stated quantities are on a fully dried basis operating at full production capacity.
(3)

Our plant at Aberdeen formerly consisted of two production facilities that operated on a separate basis.  The larger plant is represented in table above. In April 2016, the Company ceased operations at its smaller, nine million gallon Aberdeen facility due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with a weak margin environment. In the fourth quarter of fiscal 2016, the Company decided not to resume operations at this facility in the future and, accordingly, impaired the value of this asset on its financial statements to an estimated salvage value of $200,000, which resulted in a loss of $1,584,000 in the fourth quarter of fiscal 2016. During fiscal 2017, the Company received proceeds of $155,000 from the salvage of the smaller plant. At September 30, 2017, the remaining value of the asset on the Company’s financial statements was $45,000. During fiscal 2018, the Company received proceeds of $98,000 from the salvage of the smaller plant. At September 30, 2018, the remaining value of the asset on the Company’s financial statements was $0.

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

ETHANOL

Ethanol sales have represented 77%, 82%, and 80% of our revenues in the years ended September 30, 2018, 2017, and 2016, respectively. In 2017, the United States consumed 14.49 billion gallons of ethanol representing 10.1% of the 142.98 billion gallons of finished motor gasoline consumed, according to the U.S Energy Information Administration (“EIA”). Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and as a gasoline alternative.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol that can be used in all American automobiles. Increasingly, ethanol is also available as E15, which is a higher octane fuel with a 15 percent blend of ethanol. In June 2012, the EPA approved E15 for use in vehicles with model years 2001 and later. According to the Renewable Fuels Association, this group of approved vehicles makes up 90 percent of all vehicles on the road today.  Although regulatory issues remain in many states, E15 is now available in limited locations in 29 states.  Ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles.

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

As of October 2018, current annualized ethanol production is approximately 16.2 billion gallons per the RFA. On November 30 2017, the EPA announced the final rule for 2018 RVOs, which is set at 15.0 billion gallons for corn-based ethanol.  This rule is also set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, but has a reduction in the amount of advanced biofuels required. On June 26, 2018 the EPA announced proposed RVOs for 2019, which include 15.0 billion gallons for corn-based ethanol, consistent with both the 2018 RVOs and the original statutory volumes. On November 30, 2018 the EPA announced the final RVOs for 2019.  The final RVOs for 2019 were consistent with the volumes proposed in June, with an increase only in advanced biofuel volumes to 4.92 billion gallons from the proposed 4.88 billion gallons.  The 15.0 billion gallons that can be met with corn-based ethanol remains the same as the June 2018 proposal and the original statutory volumes.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the RFS2 program through the year 2022 (in billions of gallons):

Year	Total Renewable Fuel Requirement	Cellulosic Ethanol Minimum Requirement	Biodiesel Minimum Requirement	Advanced Biofuel	RFS Requirement That Can Be Met With Corn-Based Ethanol
2017(1)	24.00	5.50	—	9.00	15.00
2017(2)	19.28	0.31	2.00	4.28	15.00
2018(1)	26.00	7.00		11.00	15.00
2018(3)	19.29	0.29	2.10	4.29	15.00
2019(1)	28.00	8.50	—	13.00	15.00
2019(4)	19.88	0.38	2.10	4.88	15.00
2019(5)	19.92	0.42	2.10	4.92	15.00
2020	30.00	10.50	—	15.00	15.00
2021	33.00	13.50	—	18.00	15.00
2022	36.00	16.00	—	21.00	15.00

(1)	Original statutory volumes.
(2)	Final EPA Renewable Fuel Standards for 2017 issued November 2016.
(3)	Final EPA Renewable Fuel Standards for 2018 issued November 2017.
(4)	Proposed EPA Renewable Fuel Standards for 2019 issued June 2018.
(5)	Final EPA Renewable Fuel Standards for 2019 issued November 2018.

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

E85, a Gasoline Alternative

Ethanol is the primary blend component in E85. According to the U.S. Department of Energy, today there are over 3,310 retail stations offering E85 in the United States. The RFA estimates that there are now more than 22.0 million ethanol-flexible fuel vehicles (“FFVs”), on the road in the U.S. today, which is approximately eight percent of all vehicles.

E15

As noted above, to increase ethanol usage, Growth Energy requested a waiver from the EPA to increase the allowable amount of ethanol blended to a 15% level. In June 2012, the EPA approved E15 to be used in vehicles with model years 2001 and later. Although regulatory issues remain in many states, E15 is available in limited locations in 29 states as of November 2018.

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of November 2018, current annual U.S. ethanol production capacity was approximately 16.2 billion gallons per year, with actual annualized production around 16.0 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of which have greater resources than we do. As of November 2018, South Dakota had 15 ethanol plants producing an aggregate of 1.1 billion gallons of ethanol per year.

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

Ethanol Marketing

ABE South Dakota has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. These ethanol marketing agreements expire on June 30, 2019 and will automatically renew unless cancelled by either party three months prior to the end of the term.

CO-PRODUCTS

Sales of distillers’ grains have represented 20%, 14%, and 18% of our revenues for the years ended September 30, 2018, 2017, and 2016, respectively. When the plants are operating at capacity, they produce approximately 231,000 tons of dried distillers’ grains equivalents per year, approximately 15-16 pounds per bushel of corn used. Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: (i) wet distillers’ grains with solubles, known as wet distillers’ grains; (ii) modified wet distillers’ grains with solubles, known as modified distillers’ grains; and (iii) dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-K, we sometimes refer to these products as “distillers’ grains” or “distillers’.”

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

We compete with other ethanol producers in the sale of corn oil. We ship all of the corn oil from our facilities via truck.  Many ethanol producers have added corn oil technology to their facilities.

Co-Product Marketing

ABE South Dakota has an agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) to market and sell wet distillers grains produced at the Huron plant and modified distillers grains produced at the Aberdeen plant. ABE South Dakota has a marketing agreement with Gavilon Ingredients, LLC (“Gavilon”) for the dried distillers’ grains produced at the Huron and Aberdeen plants that became effective July 1, 2013. The marketing agreement requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Huron and Aberdeen plants through July 31, 2019. The Aberdeen plant self-markets its wet and a small portion of modified distillers’ grains.

ABE South Dakota is party to an agreement with Gavilon to market all the corn oil produced by the Huron and Aberdeen plants through November 30, 2019 and September 30, 2019, respectively.

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

Corn mash left over from distillation is pumped into a centrifuge for dewatering. The liquid from the centrifuge, known as thin stillage, is then pumped from the centrifuges to an evaporator, where it is concentrated into a syrup. The solids that exit the centrifuge, known as the wet cake, are conveyed to the dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process produces distillers’ grains with solubles, which is used as a high-protein/fat animal-feed supplement. Dry-mill ethanol processing creates three forms of distillers’ grains: (i) wet distillers’ grains with solubles, known as wet distillers’ grains; (ii) modified wet distillers’ grains with solubles, known as modified distillers’ grains; and (iii) dry distillers’ grains with solubles, known as dry distillers’ grains. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets.

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

RAW MATERIALS

Corn

In 2017, the ethanol industry consumed approximately 5.5 billion bushels of corn, which approximated 38% of the 14.6 billion bushels of domestic corn production, according to the U.S. Department of Agriculture.

Our production facilities produce ethanol by using a dry-mill process, with an annual production capacity of approximately 80 million gallons, which yields approximately 2.8 gallons of denatured ethanol per bushel of corn. When our South Dakota facilities are operating at capacity, they process approximately 27 million bushels of corn per year. We have a grain origination agreement with Agtegra Cooperative (“Agtegra”) under which Agtegra originates, stores and delivers corn to the Aberdeen and Huron plants. Although our agreement with Agtegra allows us to purchase corn from other sources, we have historically not done this. Our agreement with Agtegra was automatically renewed in November 2016 and was set to expire in November 2019.  On May 4, 2018, we issued a partial notice of termination of this agreement with respect to the Aberdeen plant due to our plans to construct a grain storage and receiving facility.  The remaining agreement for the Huron plant expires in November 2019 and will automatically renew unless cancelled at least 180 days prior to the end of the renewal term.

We purchase corn from Agtegra through forward fixed-priced contracts, forward basis contracts and daily spot pricing. Our forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed-prices or prices based on the Chicago Board of Trade (“CBOT”) prices.

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

Shipment of Ethanol by Rail Car

We transport ethanol to our customers primarily via tanker rail cars. As of September 30, 2018, we are leasing ethanol tank cars under leases that expire at varying times over the next six years. Over the past several years, there have periodically been periods of increased rail traffic congestion throughout the United States, primarily due to the increase significant in cargo trains carrying shale oil. From time to time, this congestion has affected our ability to have our tanker rail cars return to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints. To mitigate this risk, the Company added one million gallons of denatured ethanol storage at the Aberdeen plant, which became operational in January 2015. The Company may also consider additional storage capacity at the Huron plant in the future.

ENVIRONMENTAL MATTERS

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. Any violation of these laws and regulations or permit conditions could result in substantial fines, natural resource damage, criminal sanctions, and damage claims from third parties, and permit revocations or facility shutdowns. We believe we are currently in substantial compliance with environmental laws and regulations and do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. However, our business is still subject to risks associated with environmental and other regulations and associated costs. Protection of the environment requires us to incur expenditures for equipment, processes and permitting. We use various pollution control equipment in our production facilities. In fiscal 2015, we installed a Continuous Emissions Monitoring System (“CEMS”) at our Aberdeen plant to enable us to burn increased levels of natural gas while ensuring compliance with emissions regulations. The total capital expenditure related to the bag house and CEMS unit was approximately $420,000.

EMPLOYEES

As of December 1, 2018, we had 62 full-time employees. None of our employees are covered by a collective bargaining agreement.

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

REPORTS

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available on the Company’s website www.advancedbioenergy.com as soon as reasonably practicable after it electronically files these materials with the SEC.

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

As a result of a depressed margin environment in fiscal 2018, ABE South Dakota was required to request waivers for certain Events of Default at September 30, 2018, and covenant amendments for certain future covenants for which ABE South Dakota projected non-compliance.  Although ABE South Dakota’s lender, AgCountry Farm Credit Services, PCA, granted the waivers and covenant amendments via the Third and Fourth Amendments to the 2015 Credit Agreement, we cannot project with certainty that we will meet all covenant obligations, as amended, if depressed margins continue for an extended period of time.  If ABE South Dakota is unable to comply with the amended covenants, we cannot be certain that our lender will grant us future waivers, which could result in any or all of the impacts noted above and could result in a material adverse effect upon our business, results of operations and financial condition.

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

In August 2009, we and each of our then-current directors, Agtegra Cooperative (formerly South Dakota Wheat Growers Association), entities associated with Clean Energy Capital (“CEC”) (and predecessor entities) and entities associated with Thomas H. Lee Partners, L.P. (“THL”) executed a Voting Agreement (the “Voting Agreement”). The Voting Agreement, as amended January 25, 2015, among other things, currently requires the parties to (a) nominate for election to the board two designees of THL and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of these designees, (c) vote (or act by written consent) all units (or other voting equity securities) of the Company they beneficially own, hold of record or otherwise control at any time, in person or by proxy, to elect each of the designees to the board, (d) not take any action that would result in (and take any action necessary to prevent) the removal of any of the designees from the board or the increase in the size of the board to more than nine members without the consent of the THL and the Chief Executive Officer, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. As of January 1, 2017, entities associated with CEC no longer have a five percent ownership interest in the Company and accordingly, CEC is not entitled to designees for whom the other parties to the Voting Agreement must vote. The Company has also granted THL board observation rights under the Voting Agreement. At December 1, 2018, the parties to the Voting Agreement held in the aggregate approximately 40% of the outstanding units of the Company.

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

The Company’s operating subsidiary, ABE South Dakota, has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. These ethanol marketing agreements expire on June 30, 2019 and will automatically renew unless cancelled by either party three months prior to the end of the current term.

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

We have a grain origination agreement with Agtegra under which Agtegra originates, stores and delivers corn to the Aberdeen and Huron plants. Although our agreement with Agtegra allows us to purchase corn from other sources, we have historically not done this. Our agreement with Agtegra was automatically renewed in November 2016 and was set to expire in November 2019.  On May 4, 2018, we issued a partial notice of termination of this agreement with respect to the Aberdeen plant due to our plans to construct a grain storage and receiving facility.  The remaining agreement for the Huron plant expires in November 2019 and will automatically renew unless cancelled at least 180 days prior to the end of the renewal term. We have also begun to explore constructing grain storage at our Huron plant.  The process of constructing and operating our own grain storage facilities requires a substantial commitment of time and capital and there is no assurance that we will be successful.  If we are unable to negotiate a more favorable grain origination agreement with Agtegra for our Huron plant, or successfully construct and operate our own grain storage facility at either plant, it could have a material adverse effect on our business, results of operations and financial condition.

We are exposed to credit risk resulting from non-payment by significant customers.

We have a concentration of credit risk because our ABE South Dakota subsidiary generally sells all of its ethanol to a single customer. Although we typically receive payments within twenty days from the date of sale for our ethanol, distillers’ grains and corn oil, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Our credit risk concentrations for inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to pay our accounts receivable or to deliver us inventory for advance payments we made may cause us to experience losses and may adversely affect our liquidity and our ability to make our payments when due. As of September 30, 2018, the total receivable balance at ABE South Dakota was $4.2 million, of which 99% was due from three customers.

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

Ethanol has historically traded at a discount to gasoline; however with the recent volatility in oil and gas prices, ethanol prices have also fluctuated. When ethanol trades at a discount to gasoline it encourages discretionary blending, thereby potentially increasing the demand for ethanol beyond required blending rates. Conversely, when ethanol trades at a premium to gasoline, there is a disincentive for discretionary blending and ethanol demand is negatively affected. Consequently, ethanol pricing and demand may also be volatile, which makes it difficult to manage profit margins and which could result in a material adverse effect on our business, results of operations and financial condition.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we use in our manufacturing process.

Natural gas costs represented approximately 6.2% of our cost of goods sold in the year ended September 30, 2018. We rely upon third parties for our supply of natural gas that we consume to produce ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, hurricanes in the Gulf of Mexico, and the expansion of hydraulic fracturing in the U.S. over the past several years, which has expanded domestic supplies, and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to produce ethanol. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. Natural gas prices over the period from October 1, 2012 through September 30, 2018, based on the New York Mercantile Exchange or NYMEX, daily futures data, have ranged from a low of $2.44 per million British Thermal Units, or mmbtu, on April 27, 2015 to a high of $6.49 per mmbtu on February 24, 2014. At September 30, 2018, the NYMEX price of natural gas was $3.01 per mmbtu.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results.

We are exposed to a variety of market risks, including the effects of changes in commodity prices. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. We cannot ensure that we will not experience hedging losses in the future. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, failure to have adequate capital to use various hedging strategies, may expose us to substantial risk of loss, or result in a loss for our company. As of September 30, 2017 and 2018, we did not have any material derivative contracts outstanding.

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

According to the RFA, domestic ethanol production capacity has increased dramatically from 1.7 billion gallons per year in January 1999 to 16.2 billion gallons per year as of November 2018. In addition to this increase in production capacity, excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply, which could result from a number of factors, including but not limited to, regulatory developments, reduced exports and reduced gasoline consumption in the U.S. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. In August 2012, the Federal government issued regulations to increase fuel efficiency and reduce greenhouse gas pollution for all new cars and trucks sold in the United States. These new standards will cover cars and light trucks for Model Years 2017-2025, requiring performance equivalent to 54.5 mpg in 2025. These standards are likely to reduce the overall demand for gasoline, and therefore ethanol.

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

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. In 2017, the United States consumed 14.49 billion gallons of ethanol representing 10.1% of the 142.98 billion gallons of finished motor gasoline consumed, according to the U.S Energy Information Administration (“EIA”). Ethanol plants in the United States produced 15.8 billion gallons in 2017, approximately 0.5 billion gallons more than were produced in 2016. The demand for ethanol is affected by what is commonly referred to as the “blending wall”, which is a regulatory cap on the amount of ethanol that can be blended into gasoline. The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 142.98 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 14.3 billion gallons of ethanol per year. In order to expand demand for ethanol, higher percentage blends must be used in standard vehicles.

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

A current focus in ethanol production research is the development of an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. This focus is driven by governmental mandates including the Renewable Fuels Standard, as most recently amended (“RFS2”), and the fact that cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Furthermore, ethanol produced from cellulose based biomass is generally considered to emit less carbon emission than ethanol produced from corn. If an efficient method of producing ethanol from cellulose-based biomass is developed and commercialized on a large scale, we may not be able to compete effectively. There is currently one commercial scale plant dedicated to cellulosic ethanol production operating, and several others producing a combination of corn-based and cellulosic ethanol via pathways approved by the EPA. We currently believe it would not be cost-effective for us to convert our existing plants into cellulose-based biomass facilities. If we are unable to produce ethanol as cost effectively as cellulose-based producers, our ability to generate revenue and operate profitably will be negatively affected.

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

Brazil is currently the world’s second largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which can be less costly to produce than U.S. corn-based ethanol. When former import tariffs from Brazil were removed, a significant barrier to entry into the U.S. ethanol market was eliminated. Competition from ethanol imported from Brazil or Caribbean or Central American countries may affect our ability to sell our ethanol profitably.

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

On November 30, 2017, the EPA announced final RVO requirements for the RFS for calendar year 2018. The conventional biofuel requirement of 15 billion gallons remained the same as the rule proposed in July 2017. On June 26, 2018 the EPA announced proposed RVOs for 2019, which include 15.0 billion gallons for corn-based ethanol, consistent with both the 2018 RVOs. The 15.0 billion gallon level for corn-based ethanol achieves the statutory requirement level as originally set by Congress when the RFS was enacted. However, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

Current ethanol production capacity is approximately 16.2 billion gallons according to the RFA. Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

The U.S. Department of Transportation is requiring the tanker cars that are used to transport ethanol be replaced or retrofitted to meet new rail safety standards.

We use tanker rail cars to transport the majority of the ethanol produced at our facilities. We currently have 411 tanker cars under lease of which a portion will not be taken possession of until fiscal 2019. The majority of the tanker cars used by our company and the rest of the ethanol industry are DOT-111 tanker cars; these are the same type of tanker cars used by the oil industry to transport crude oil.

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

In late August 2017, the Brazilian government imposed a tariff of 20 percent on U.S. ethanol imports which became effective in September 2017. The tariff applies to imports after an initial tax-free quota of 600 million liters, or 158.5 million gallons, per year.  The U.S. exported more than 445 million gallons of ethanol to Brazil in 2017, which was a sixty percent increase in the amount exported to Brazil during 2016.  In the first six months of 2018, ethanol exports to Brazil were up 28 percent over the same period in 2017.  However, as Brazil’s domestic ethanol prices have decreased in recent months due to a large Brazilian sugar harvest, imported ethanol has become more expensive than Brazil’s domestic supply and Brazilian ethanol imports from the U.S. have declined.  We cannot estimate the exact effect this tariff is having on the overall domestic ethanol market.  However, it is possible a tariff at this level could reduce ethanol prices in the domestic market by decreasing export demand for U.S. ethanol.

Regulations governing the production and sale of animal feeds, including distillers’ grains, may change our operating procedures and increase our operating costs, and could affect the export markets for distillers’ grains.

In November 2015, in response to Food Safety and Modernization Act (“FSMA”) implemented in 2011, the Food and Drug Administration (“FDA”) issued final rules for Current Good Manufacturing Practices (“CGMP”): Hazard Analysis, Risk-Based Preventative Controls and Oversight and Management of Preventative Controls for human and animal food facilities. The final rules require FDA-registered food facilities to address safety concerns for sourcing, manufacturing and shipping food products through food safety programs and plans, which includes conducting hazard analyses, developing risk-based preventative controls and monitoring, and addressing intentional adulteration, recalls, sanitary transportation and supplier verification.  The implementation of the final rule varies depending on the size of the organization and other criteria.  We became subject to CGMP compliance beginning September 2017, and preventive controls became effective in September 2018.  We prepared a detailed compliance plan using third party resources and trained our employees on the requirements of FSMA. Implementation of the final regulations has changed certain operating procedures for the production, handling and sale of distillers’ grains.  As we continue to operate within the requirements of FSMA, it may increase our operating and compliance costs.

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

China has historically been one of the world’s largest importers of distillers grain. In 2015, it accounted for 50 percent of the U.S. distillers grain exports.  In 2016, distillers grain imports by China were down 50 percent versus 2015 to 3.3 million metric tons, and in 2017, China imported only 416,000 tons of distillers grains.  We cannot estimate the exact effect these duties will have on the overall domestic distillers grains market.  However, the U.S. is the world's largest exporter of distillers grains, and if the duties remain in place, it will likely continue to reduce distillers grains prices in the domestic market by decreasing worldwide demand for distillers grains.

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

We are a Delaware limited liability company that has elected to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deduction and credit passed through to the holders of the units. However, if for any reason the IRS successfully determines that we should be taxed as a corporation rather than as a partnership, we would be taxed on our net income at rates of up to 21%, or such lower rate as may be established by Congress, for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the holders of the units. If we were to be taxed as a corporation for any reason, distributions we make to investors will be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, thus resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will have less cash to distribute to our unit holders. Treatment of our company as a corporation for tax purposes could materially adversely affect our business and financial condition.

We might elect to convert our entity status from a limited liability company to a corporation, which would increase our tax burden.

Although we have no current plans to convert to a corporation, our company might elect in the future to convert to a corporation. If we convert to a corporation, no profits will be allocable to unit holders, there will be no tax liability to our unit holders unless we pay a dividend and our company, as a result, would not make tax distributions to our unit holders with respect to these allocable profits. Conversion to a corporation would require an approval by member vote pursuant to our operating agreement. If we elect to be organized as a corporation, we will be subject to Subchapter C of the Internal Revenue Code. We would be taxed on our net income at rates of up to 21%, or such lower rate as may be established by Congress, for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the unit holders. Distributions, if made to investors, would be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will also have less cash to distribute to our unit holders. Treatment of our company as a corporation for tax purposes could materially adversely affect our business and financial condition.

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

ITEM 2.	PROPERTIES

The table below provides a summary of our ethanol plants in operation as of September 30, 2018. We currently own each of these facilities.

Location	Opened	Estimated Annual Ethanol Production(1)	Estimated Annual Distillers’ Grains Production(2)	Estimated Annual Corn Oil Production	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000s Tons)	(000s lbs)	(Million bushels)
Aberdeen, SD(3)	January 2008	48	134	11,561	15.7	Natural Gas
Huron, SD	September 1999	32	97	5,717	11.4	Natural Gas
Consolidated		80	231	17,278	27.1

(1)	Actual permitted gallons are 65.7 million for Aberdeen and 42.0 million for Huron totaling 107.7 million gallons.
(2)	Our plants produce and sell wet, modified, and dried distillers’ grains. The stated quantities are on a fully dried basis operating at nameplate capacity.
(3)

Our plant at Aberdeen formerly consisted of two production facilities that operated on a separate basis. The larger plant is represented in table above. In April 2016, the Company ceased operations at its smaller, nine-million gallon facility in Aberdeen due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with the weak margin environment. In the fourth quarter of fiscal 2016, the Company decided not to resume operations at this facility in the future and, accordingly, impaired the value of this asset on its financial statements to an estimated salvage value of $200,000, which resulted in a loss of $1,584,000 in the fourth quarter of fiscal 2016. During fiscal 2017, the Company received proceeds of $155,000 from the salvage of the smaller plant. At September 30, 2017 the remaining value of the asset on the Company’s financial statement was $45,000. During fiscal 2018, the Company received proceeds of $98,000 from the salvage of the smaller plant.  At September 30, 2018, the remaining value of the asset on the Company’s financial statements was $0.

We currently lease approximately 4,400 square feet for our corporate and administrative staff at our corporate headquarters in Bloomington, Minnesota, through September 2021. The current base rent is $20.00 per square foot, or approximately $7,300 per month for the twelve month that began July 1, 2018, with annual increases of $.50 per square foot. We believe this space will be sufficient for our needs until the end of the lease period.

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

Holders

There were 1,603 holders of record of our units as of December 1, 2018.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during fiscal 2018.

Distributions

In December 2012, after the sale of our Fairmont, Nebraska facility, we paid a distribution of $4.15 per unit to our unit holders. Our board of directors declared a cash distribution of $0.31 per unit on September 18, 2013, which was paid out in October 2013. In June 2014, our board of directors declared a cash distribution of $0.48 per unit, which was paid out in June 2014. In February 2017, our board of directors declared a cash distribution of $0.15 per unit, which was paid out in February 2017.   Subject to any loan covenants or restrictions with any lenders, we may elect to make future distributions to our members in proportion to the units that each member holds relative to the total number of units outstanding. There can be no assurance that we will ever be able to pay any subsequent distributions to our unit holders.

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

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities in fiscal 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The equity securities outstanding as of September 30, 2018 under equity compensation plans are (i) the 200,000 January 18, 2013 Unit Appreciation Right (which was approved by the Company’s unit holders at the 2013 Regular Meeting of Members), (ii) the 12,500 January 28, 2015 Unit Appreciation Right, and (iii) the 100,000 January 27, 2016 Unit Appreciation Right. Each of these equity awards are to the Company’s Chief Executive Officer Richard Peterson. The following table provides information as of September 30, 2018 with respect to Company’s Units under equity compensation plans.

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

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated income statement data and other financial data for the years ended September 30, 2015 and 2014 and as of September 30, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of September 30, 2018 and 2017 and the selected consolidated income statement data and other financial data for each of the three years in the period ended September 30, 2018 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

	Years Ended September 30,
	2018	2017	2016	2015	2014
	(in thousands, except per unit data)
Income statement data:
Ethanol and related product sales	$133,772	$143,532	$144,695	$151,706	$198,347
Other revenues	-	-	183	411	430
Total net sales	133,772	143,532	144,878	152,117	198,777
Cost of goods sold	133,628	130,228	145,367	151,511	165,171
Gross profit (loss)	144	13,304	(489)	606	33,606
Selling, general and administrative expenses	2,729	3,798	3,267	2,999	4,833
Asset impairment	-	-	1,584	-	-
Operating income (loss)	(2,585)	9,506	(5,340)	(2,393)	28,773
Other income	259	132	383	434	1,383
Other expense	-	-	(73)	(7)	-
Interest income	5	11	51	22	35
Interest expense	(736)	(880)	(914)	(147)	(710)
Net Income (loss)	(3,057)	8,769	(5,893)	(2,091)	29,481
Basic weighted units outstanding	25,411	25,411	25,411	25,411	25,411
Diluted weighted units outstanding	25,411	25,411	25,411	25,411	25,411
Income (loss) per unit basic	$(0.12)	$0.35	$(0.23)	$(0.08)	$1.16
Income (loss) per unit diluted	$(0.12)	$0.35	$(0.23)	$(0.08)	$1.16

	As of September 30,
	2018	2017	2016	2015	2014
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$12,727	$18,804	$15,416	$16,566	$21,982
Property and equipment, net	32,211	31,226	32,231	41,155	49,644
Total assets	55,434	61,629	60,033	72,788	87,617
Total debt	19,738	24,366	27,593	32,654	45,563
Total equity	28,423	31,480	26,523	32,416	34,507

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Management’s Discussion and Analysis section discusses the Company’s results of operations for the years ending September 30, 2018, 2017 and 2016, together with its balance sheets as of September 30, 2018, and 2017.

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

Location	Opened	Estimated Annual Ethanol Production(1)	Estimated Annual Distillers’ Grains Production(2)	Estimated Annual Corn Oil Production	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000s Tons)	(000s lbs)	(Million bushels)
Aberdeen, SD(3)	January 2008	48	134	11,561	15.7	Natural Gas
Huron, SD	September 1999	32	97	5,717	11.4	Natural Gas
Consolidated		80	231	17,278	27.1

(1)	Actual permitted gallons are 65.7 million for Aberdeen and 42.0 million for Huron totaling 107.7 million gallons.
(2)	Our plants produce and sell wet, modified, and dried distillers’ grains. The stated quantities are on a fully dried basis operating at full production capacity.
(3)

Our plant at Aberdeen formerly consisted of a single production facility that is represented in the table above. Prior to April 2016, we also operated a smaller, nine-million gallon Aberdeen facility. We closed this smaller plant in April 2016 due to inefficiencies and the ongoing capital expenditures required to keep it in operating condition, coupled with the weak margin environment. We decided during our fiscal 2016 fourth quarter not to resume operations at this facility in the future and, accordingly, impaired the value of this asset on our financial statements to an estimated salvage value of $200,000, which resulted in a loss of $1,584,000 in the fourth quarter of fiscal 2016. During fiscal 2017, the Company received proceeds of $155,000 from the salvage of the smaller plant. At September 30, 2017 the remaining value of the asset on the Company’s financial statement was $45,000. During fiscal 2018, the Company received proceeds of $98,000 from the salvage of the smaller plant.  At September 30, 2018, the remaining value of the asset on the Company’s financial statements was $0.

We believe that each of the operating facilities is in adequate condition to meet our current and future production goals. We believe that these plants are adequately insured for replacement cost plus related disruption expenditures.

PLAN OF OPERATIONS THROUGH SEPTEMBER 30, 2019

Over the next year we will continue our focus on operational improvements at our South Dakota operating facilities, including completion of the grain storage and receiving facility we are constructing at our Aberdeen plant. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at each of our plants, continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

RESULTS OF OPERATIONS

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2018 and fiscal 2017 for our South Dakota plants:

	Year Ended September 30, 2018		Year Ended September 30, 2017
Product Sales Information	Quantity	Average Price	Quantity	Average Price
	(In thousands)		(In thousands)
Ethanol (gallons)	83,869	$1.23	84,742	$1.39
Distillers grains (tons)	209	$128.06	210	$96.91
Corn Oil (pounds)	20,273	$0.20	19,551	$0.25

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	29,357	$3.25	29,517	$3.15
Natural Gas (therms)	2,106	$3.92	2,123	$3.36

Net Sales

Net sales for fiscal 2018 were $133.8 million, compared to $143.5 million for fiscal 2017, a decrease of $9.7 million or 7%. The decrease was a result of lower ethanol and corn oil prices combined with a decrease in ethanol gallons and distillers’ tons sold, partially offset by an increase in distillers’ price and corn oil pounds sold. The decrease in ethanol and increase in distillers prices is the result of various factors, including but not limited to, market demand for our products, the spread between ethanol/distillers, corn prices and overall gasoline demand. Ethanol gallons sold decreased 0.9 million gallons or 1% in fiscal 2018, compared to fiscal 2017. Corn oil pounds sold increased 0.7 million pounds or 4% in fiscal 2018, compared to fiscal 2017. The increase in corn oil pounds sold is the result of increased production efficiency at both plants.

Cost of Goods Sold

Cost of goods sold for fiscal 2018 was $133.6 million, compared to $130.2 million for fiscal 2017, an increase of $3.4 million. An increase in corn and natural gas costs represented a portion of the increase in cost of goods sold in fiscal 2018. Corn costs represented 72.0% and 71.6% of cost of sales for the fiscal years 2018 and 2017, respectively. Corn prices increased approximately 3% in fiscal 2018 from fiscal 2017; however, we used 1% fewer corn bushels in fiscal 2018 than in fiscal 2017, due to lower ethanol production in fiscal 2018.

Natural gas costs represented 6.2% and 5.5% of cost of sales for fiscal years 2018 and 2017, respectively. The cost of natural gas per mmbtu increased 17% in fiscal 2018, compared to fiscal 2017. The increased cost of natural gas in fiscal 2018 was due to lower stocks coming out of the withdrawal season, which is the colder season from November through March, in 2017.  These lower stock levels drove prices higher in fiscal 2018.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs decreased by approximately $1.1 million to $2.7 million in fiscal 2018, compared to fiscal 2017. The decrease was primarily a result of higher costs in fiscal 2017 related to the tear down of the smaller Aberdeen plant, certain taxes paid in connection with transporting our ethanol in the state of Washington, and employee incentive compensation.  As a percentage of net sales, fiscal 2018 selling, general and administrative expenses decreased to 2.0%, compared to 2.6% for fiscal 2017.

Interest Expense

Interest expense for fiscal 2018 was $0.7 million compared to $0.9 million in fiscal 2017. Fiscal 2018 interest expense included $0.6 million of variable rate interest related to our outstanding debt and $0.1 million of amortization of deferred financing costs. Fiscal 2017 interest expense included $0.8 million of variable rate interest related to our outstanding debt and $0.1 million of amortization of deferred financing costs.

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2017 and fiscal 2016 for our South Dakota plants:

	Year Ended September 30, 2017		Year Ended September 30, 2016
Product Sales Information	Quantity	Average Cost	Quantity	Average Cost
	(In thousands)		(In thousands)
Ethanol (gallons)	84,742	$1.39	87,790	$1.32
Distillers grains (tons)	210	$96.91	231	$112.79
Corn Oil (pounds)	19,551	$0.25	10,566	$0.23

Product Cost Information	Quantity	Average Price	Quantity	Average Price
Corn (bushels)	29,517	$3.15	30,649	$3.34
Natural Gas (therms)	2,123	$3.36	2,311	$2.62

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

Changes in Financial Position for the Year ended September 30, 2018

Current Assets

The decrease in current assets at September 30, 2018 compared to September 30, 2017 of $6.9 million was primarily due to principal payments of $4.7 million and capital expenditures of $4.2 million, offset by cash from operations of $1.5 million.

Property, Plant and Equipment

The $1.0 million increase in property, plant and equipment at September 30, 2018 compared to September 30, 2017 was primarily due to $4.2 million of cash and $0.7 million of capital expenditures in accounts payable, offset by $3.9 million of depreciation expense.

Current Liabilities

Accounts payable and accrued expenses increased by $1.5 million at September 30, 2018 compared to September 30, 2017. The primary reason for the increase is a difference of timing of payments to vendors, which includes $0.7 million related to the Aberdeen grain storage project.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt decreased by $3.7 million at September 30, 2018 compared to September 30, 2017. The decrease was due to making the final payment of the 2016 Term Loan in July 2018 and $3.0 million debt payments being deferred as part of the Fourth Amendment to the credit agreement, defined below.

Long-term debt decreased by $1.0 million at September 30, 2018 compared to September 30, 2017. This decrease was due to $4.0 million in debt payments, offset by $3.0 million of deferred debt payments as described above.

CAPITAL RESOURCES

During fiscal 2018, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has had minimal activity since the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on that entity’s existing financing arrangements and capital structure. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined under the 2015 Credit Agreement with AgCountry.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $1.2 million on hand at September 30, 2018. ABE did not have any debt outstanding as of September 30, 2018.

From time to time, ABE may receive certain allowable distributions from ABE South Dakota, subject to compliance with the terms and conditions of the 2015 Credit Agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2018 financial results.

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota, agreed to post a $2.5 million irrevocable and non-transferable standby letter of credit in May 2012 for the benefit of NGL Crude Logistics, LLC (“NGL” f/k/a Gavilon) as security for the payment obligations of ABE South Dakota under certain agreements with NGL. The Company deposited $2.5 million in a restricted account as collateral for this letter of credit and classified it as restricted cash. Effective May 15, 2014, the letter of credit and corresponding deposit of collateral were decreased by $1.0 million in conjunction with an amendment to the rail car sublease. Effective June 27, 2016, the letter of credit and corresponding deposit of collateral was decreased by $0.5 million in conjunction with an amendment to the rail car sublease. Effective July 31, 2018, the letter of credit was terminated and the corresponding collateral requirement was eliminated.

We believe ABE has sufficient financial resources available to fund current operations and capital expenditure requirements for at least the next 12 months.

ABE Fairmont

ABE Fairmont had no cash and cash equivalents on hand at September 30, 2018. ABE Fairmont has agreed to cooperate with Flint Hills Resources, LLC with respect to post-closing matters, including completing the transfer of certain railway lines. The Company anticipates that ABE Fairmont will remain in existence as a separate entity until it completes all its obligations under the asset purchase agreement and other ongoing agreements, except to the extent that the Company determines that it can perform these obligations itself after the liquidation of ABE Fairmont.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $11.5 million on hand at September 30, 2018. As of September 30, 2018, ABE South Dakota had interest-bearing term debt outstanding of $20.0 million.

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

The $20.0 million Term Loan had a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus a “Margin” of 350 basis points at September 30, 2018. Subsequent to the end of the fiscal year, on October 26, 2018, the Company elected to lock in a fixed interest rate of 6.4%, rather than the Variable Rate, on the remaining balance of the Term Loan.  The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021.  At September 30, 2018, the balance of the Term Loan was $10.0 million.

The $10.0 Revolving Term Facility has a Variable Rate equal to the one month LIBOR rate plus an initial Margin of 350 basis points. The applicable LIBOR interest rate at November 30, 2018 was 2.29%. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At September 30, 2018, the balance of the Revolving Term Facility was $10.0 million.

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

The 2015 Credit Agreement also included customary financial and non-financial covenants that limit capital expenditures, distributions and debt and require minimum working capital, owner’s equity, current ratio, debt to EBITDA ratio, and fixed charge coverage ratios as follows:

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

A number of these covenants have been amended in connection with subsequent term loans, a construction loan, and amendments and waivers as described below.

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the 2015 Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for the 2016 Term Loan was $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  Beginning January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan. A total of $1.1 million of the $1.7 million commitment was drawn from this loan. On April 1, 2017, the Company began making quarterly principal payments of $212,500 on the 2016 Term Loan. As of September 30, 2018 the 2016 Term Loan was paid in full.

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the 2015 Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company will make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will begin making quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment on July 1, 2024.  At September 30, 2018, no funds had been drawn on the 2018 Term Loan, and $47,000 in loan fees and closing costs had been incurred, which have been classified as deferred financing costs and will be amortized as interest expense over the term of the loan.

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

On October 19, 2018, ABE South Dakota entered into a Limited Waiver and Third Amendment to the 2015 Credit Agreement (“Third Amendment”) to waive certain Events of Default related to covenant compliance as of September 30, 2018 and temporarily amend certain future covenants.  The Third Amendment included the following covenant waiver and amendments: (i) the Fixed Charge Coverage Ratio was waived as of September 30, 2018 and reduced to a ratio of 1.00:1.00 as of September 30, 2019, and reverts back to 1.15:1.00 at September 30, 2020, (ii) the Working Capital Covenant was reduced to $10 million at September 30, 2018 and December 31, 2018, $9 million at March 31, 2019 and June 30, 2019, then increased to $10 million at September 30, 2019 and $12 million at September 30, 2020 and all times thereafter, (iii) the Capital Expenditures covenant was increased to $8.0 million for the year ending September 30, 2019, and reverts back to $2.0 million for all subsequent years, and (iv) the outstanding Debt to EBITDA Ratio was waived at September 30, 2018 and will revert back to the requirement that it be less than 4:00:1:00 on the last day of each fiscal year end beginning September 30, 2019.

On December 28, 2018, ABE South Dakota entered into a Limited Waiver and Deferral Agreement and Fourth Amendment to the 2015 Credit Agreement (“Fourth Amendment”) to defer three future principal payments and waive and temporarily amend certain future covenants.  The Fourth Amendment included the following covenant waivers and amendments:

(i)	defer the next three principal payments due January 1, April 1, and July 1, 2019 until the Term Loan maturity date on January 1, 2021;
(ii)	waive the Fixed Charge Coverage Ratio at September 30, 2019,
(iii)	amend the Working Capital Covenant to $4 million at December 31, 2018 and subsequent months until increasing to $5 million at September 30, 2020, and increasing to $12 million at September 30, 2021,
(iv)	waive the September 30, 2019 Debt to EBITDA Ratio, and
(v)

add a Cash Sweep Covenant whereby ABE South Dakota would be required to pay additional principal at the end of each fiscal year in the amount of 30 percent of Free Cash Flow.  In order for a Cash Sweep payment to be made, ABE South Dakota must remain in compliance with all covenants before and after the payment.  Free Cash Flow is defined as: fiscal year EBITDA less interest expense, scheduled principal payments, and non-financed maintenance capital expenditures.  The Fourth Amendment would also restrict future dividend payments until all covenants revert back to originally set levels.

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

CASH FLOWS

The following table shows our cash flows for the years ended September 30:

	Years Ended September 30
	2018	2017	2016
	(In thousands)	(In thousands)	(In thousands)
Net cash provided by operating activities	$1,508	$13,186	$1,723
Net cash used in investing activities	(3,861)	(2,663)	(2,416)
Net cash used in financing activities	(4,724)	(7,135)	(4,069)

Cash Flow from Operations

Our cash flows from operations in fiscal 2018 were lower compared to fiscal 2017, primarily due to decreased margins in fiscal 2018.

Our cash flows from operations in fiscal 2017 were higher compared to fiscal 2016, primarily due to increased margins in fiscal 2017.

Cash Flow from Investing Activities

We used more cash for investing activities in fiscal 2018 compared to fiscal 2017, primarily as a result of $4.2 million spent on capital expenditures in fiscal 2018 compared to $3.0 million in fiscal 2017.

We used more cash from investing activities in fiscal 2017 compared to fiscal 2016, primarily as a result of $3.0 million spent on capital expenditures in fiscal 2017 compared to $2.6 million in fiscal 2016.

Cash Flow from Financing Activities

We used less cash for financing activities in fiscal 2018 versus 2017 primarily due to a $3.8 million distribution to unit holders in fiscal 2017. This was offset by $1.1 million drawn from the 2016 Term Loan for the Huron corn oil project in fiscal 2017. It was also offset by debt payments of $4.7 million in fiscal 2018 versus $4.4 million in fiscal 2017.

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

CREDIT ARRANGEMENTS

A summary of debt in effect at September 30, 2018 is as follows (in thousands, except percentages):

	September 30, 2018 Interest Rate	September 30, 2018	September 30, 2017
ABE South Dakota:
Senior debt principal—variable	5.57%	20,000	24,677
Deferred financing costs	N/A	(262)	(311)
Total outstanding		$19,738	$24,366

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2018.

	Years Ending September 30,
	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt obligations(1)	$905	$3,895	$14,967	$(10)	$(9)	$(10)	$19,738
Operating lease obligations(2)	3,413	2,777	2,529	1,839	1,134	311	12,003
Total contractual obligations	$4,318	$6,672	$17,496	$1,829	$1,125	$301	$31,741

(1)	Amounts represent principal and interest due under our credit facilities, assuming contractual maturities.
(2)	Operating lease obligations consist primarily of rail cars, mobile equipment and office space.

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

Interest capitalized in property and equipment was $32 thousand and $0 in fiscal 2018 and 2017, respectively.

During the fourth quarter of fiscal 2016, the Company decided to permanently cease operations at its smaller Aberdeen plant.  Accordingly, the Company recorded an impairment of $1.6 million during the fourth quarter of fiscal 2016. In connection with the impairment of the smaller Aberdeen plant, the Company also re-evaluated the estimated lives of process equipment.  Prior to June 30, 2016, the Company used an estimated useful life of 10 years for process equipment.  Based on the re-evaluation, the Company determined a change in estimate was necessary.  Accordingly, the Company adjusted the estimated useful life for process equipment to 15 years in the fourth quarter of fiscal 2016.  As a result of this change in estimate, depreciation expense was reduced by approximately $1.8 million in fiscal 2016 and $5.3 million in fiscal 2017. Depreciation in subsequent periods has been and will be reduced to reflect the longer estimated useful life.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of September 30, 2018, we had $20.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.2 million.

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

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the year ended September 30, 2018, sales of ethanol represented 77% of our total revenues and corn costs represented 71% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At September 30, 2018, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.08 and $3.56, respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 20% of our total revenues for the fiscal year ended September 30, 2018. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $115 per ton at September 30, 2018.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 6% of total cost of sales for the year ended September 30, 2018. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At September 30, 2018, the price of natural gas on the NYMEX was $3.01 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts which guaranteed prices on 7% of our ethanol gallons sold through October 2018. At September 30, 2018 we had entered into forward sale contracts representing 79% of our expected distillers’ grains production output through October 2018.

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

	Estimated at Risk Volume(1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.08	$7.8
Distillers grains	0.2	tons	10.0%	115.00	2.3
Corn	27.1	bushels	10.0%	3.56	9.6
Natural gas	2.1	mmbtus	10.0%	3.01	0.6

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

(2)

Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of September 30, 2018.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of Advanced BioEnergy, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC and its subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the three years ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2005.

Des Moines, Iowa

December 31, 2018

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	September 30,
	2018	2017
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,727	$18,804
Accounts receivable:
Trade accounts receivables	4,198	4,039
Other receivables	192	805
Inventories	4,922	4,334
Prepaid expenses	732	665
Restricted cash	-	1,000
Total current assets	22,771	29,647
Property and equipment, net	32,211	31,226
Other assets	452	756
Total assets	$55,434	$61,629
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,635	$3,531
Accrued expenses	2,615	2,221
Current portion of long-term debt (stated principal amount of $1,000 and $4,677 at September 30, 2018 and September 30, 2017, respectively)	905	4,581
Total current liabilities	8,155	10,333
Other liabilities	23	31
Long-term debt (stated principal amount of $19,000 and $20,000 at September 30, 2018 and September 30, 2017, respectively)	18,833	19,785
Total liabilities	27,011	30,149
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(16,403)	(13,346)
Total members’ equity	28,423	31,480
Total liabilities and members’ equity	$55,434	$61,629

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	September 30, 2018	September 30, 2017	September 30, 2016
	(in thousands, except per unit data)
Net sales
Ethanol and related products	$133,772	$143,532	$144,695
Other	-	-	183
Total net sales	133,772	143,532	144,878
Cost of goods sold	133,628	130,228	145,367
Gross profit (loss)	144	13,304	(489)
Selling, general and administrative	2,729	3,798	3,267
Asset impairment	-	-	1,584
Operating income (loss)	(2,585)	9,506	(5,340)
Other income	259	132	383
Other expense	-	-	(73)
Interest income	5	11	51
Interest expense	(736)	(880)	(914)
Net income (loss)	$(3,057)	$8,769	$(5,893)
Weighted average units outstanding—basic & diluted	25,411	25,411	25,411
Net income (loss) per unit—basic & diluted	$(0.12)	$0.35	$(0.23)
Cash distributions declared per unit	$-	$0.15	$-

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Years Ended September 30, 2018, 2017 and 2016

	Member Units	Members’ Capital	Accumulated Deficit	Total
	(Dollars in thousands)
MEMBERS’ EQUITY— September 30, 2015	25,410,851	$48,638	$(16,222)	$32,416
Net (loss)	-	-	(5,893)	(5,893)
MEMBERS’ EQUITY— September 30, 2016	25,410,851	48,638	(22,115)	26,523
Distribution to members	-	(3,812)	-	(3,812)
Net income	-	-	8,769	8,769
MEMBERS’ EQUITY— September 30, 2017	25,410,851	44,826	(13,346)	31,480
Net (loss)	-	-	(3,057)	(3,057)
MEMBERS’ EQUITY— September 30, 2018	25,410,851	$44,826	$(16,403)	$28,423

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	September 30, 2018	September 30, 2017	September 30, 2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(3,057)	$8,769	$(5,893)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	3,867	3,820	9,579
Amortization of deferred financing costs	96	95	29
Amortization of deferred revenue and rent	(8)	(9)	19
Amortization of additional carrying value of debt	-	-	(699)
Gain on sale of assets	(19)	-	-
Gain on troubled debt restructuring	-	-	(322)
Loss on impairment and disposal of assets	-	102	1,593
Change in working capital components:
Trade accounts receivable	(159)	453	(502)
Other receivable	613	(221)	(467)
Inventories	(588)	196	91
Prepaid expenses	(67)	47	31
Accounts payable	436	(44)	(1,681)
Accrued expenses	394	(22)	(55)
Net cash provided by operating activities	1,508	13,186	1,723
Cash flows from investing activities:
Purchase of property and equipment	(4,184)	(2,975)	(2,579)
Proceeds from the sale of assets, net of transaction costs	19	-	47
Change in other assets	304	312	116
Net cash used in investing activities	(3,861)	(2,663)	(2,416)
Cash flows from financing activities:
Payments on debt	(4,677)	(4,425)	(34,069)
Proceeds from debt	-	1,102	30,000
Payment of deferred financing costs	(47)	-	-
Distribution to members	-	(3,812)	-
Net cash used in financing activities	(4,724)	(7,135)	(4,069)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,077)	3,388	(4,762)
Beginning cash, cash equivalents and restricted cash	19,804	16,416	21,178
Ending cash, cash equivalents and restricted cash	$12,727	$19,804	$16,416
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $32 thousand and $0 in fiscal 2018 and fiscal 2017, respectively	$698	$805	$934
Supplemental disclosure of non-cash financing and investing activities:
Reclassification of property and equipment to other assets	-	-	200
Accounts payable related to fixed assets	693	25	84

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts.  Restricted cash at September 30, 2017 included a deposit for a rail car sublease.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts in the consolidated statement of cash flows (in thousands):

	September 30,	September 30,	September 30,
	2018	2017	2016
Cash and cash equivalents	$12,727	$18,804	$15,416
Restricted cash	-	1,000	1,000
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$12,727	$19,804	$16,416

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

There were no material balances of financial assets or financial liabilities, including derivative financial instruments, measured at the approximate fair value at September 30, 2018 or 2017.

Deferred Financing Costs

Deferred financing costs are recorded at cost and include expenditures related to secure debt financing. Deferred financing costs are shown as contra debt and are being amortized into interest expense over the term of the agreement using the straight-line method, which approximates the effective interest method.

Receivables

Credit sales are made to a relatively small number of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded at September 30, 2018 or September 30, 2017.

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

Interest capitalized in property and equipment was $32 thousand and $0 in fiscal 2018 and 2017, respectively.

During the fourth quarter of fiscal 2016, the Company decided to permanently cease operations at its smaller Aberdeen plant.  Accordingly, the Company impaired the value of this asset to an estimated salvage value of $200,000 and recorded an impairment of approximately $1.6 million during the fourth quarter of fiscal 2016. In fiscal 2017, the Company incurred an additional expenses of $387,000 related to the demolition and other costs, which is included in selling, general and administrative expenses. During fiscal 2017, the Company had received proceeds of $155,000 from the salvage value of the smaller plant, and had a remaining value of $45,000. In fiscal 2018, the Company incurred additional expenses of $215,000 related to the demolition, which is included in selling, general and administrative expenses. During fiscal 2018, the Company received proceeds of $98,000 from the salvage value of the smaller plant, and had a remaining value of $0. In connection with the impairment of the smaller Aberdeen plant, the Company also re-evaluated the estimated lives of process equipment.  Prior to June 30, 2016, the Company used an estimated useful life of 10 years for process equipment.  Based on the re-evaluation, the Company determined a change in estimate was necessary.  Accordingly, the Company adjusted the estimated useful life for process equipment to 15 years in the fourth quarter of fiscal 2016.  As a result of this change in estimate, depreciation expense was reduced in subsequent reporting periods.

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

Income Taxes

The Company has elected to be treated as a partnership for tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s federal income tax returns are open and subject to examination from the 2015 tax return year and forward. Various state income tax returns are generally open from the 2014 and later tax return years based on individual state statute of limitations.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.

Recent Accounting Pronouncements

Effective October 1, 2018, the Company was required to adopt the amended guidance in ASC 606, “Revenue from Contracts with Customers”, which requires revenue recognition to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated standard permits either the modified or full retrospective with cumulative effect transition method.  The Company has completed a comparison of the current revenue recognition policies to the ASC 606 requirements for each of the Company’s major revenue categories. Results indicate that the guidance will not materially change the amount or timing of revenues recognized by the Company. The Company will adopt ASC 606 using the retrospective with cumulative effect transition method. The Company expects to have enhanced disclosures in future reporting periods, but does not expect this standard to have a material impact on the Company's consolidated financial statements.

Effective January 1, 2018, and presented retrospectively, the Company adopted the amended guidance in ASC 230, “Statement of Cash Flows,” which amends existing guidance to require that the Statement of Cash Flows now include restricted cash and restricted cash equivalents along with cash and cash equivalents when reconciling beginning and end-of-period amounts.  Effective January 1, 2018, the Company no longer presents transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the Statement of Cash Flows.

In February 2016, the ASC was amended and a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. The ROU asset will initially be measured as the sum of the initial lease liability, initial costs directly attributable to negotiating and arranging the lease, and payments made by a lessee to the lessor at or before the lease commencement date less any lease incentives received. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Based upon preliminary assessments, the Company expects the standard to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

2.	Inventories

A summary of inventories is as follows (in thousands):

	September 30, 2018	September 30, 2017
Chemicals	$783	$939
Work in process	677	646
Ethanol	1,261	788
Distillers grain	416	157
Supplies and parts	1,785	1,804
Total	$4,922	$4,334

3.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	September 30, 2018	September 30, 2017
Land	$1,811	$1,811
Buildings	8,168	8,128
Process equipment	110,348	109,006
Other equipment	636	147
Office equipment	1,239	1,770
Construction in process	3,561	580
	125,763	121,442
Accumulated depreciation	(93,552)	(90,216)
Property and equipment, net	$32,211	$31,226

4.	Debt

A summary of debt is as follows (in thousands, except percentages):

	September 30, 2018 Interest Rate	September 30, 2018	September 30, 2017
ABE South Dakota:
Senior debt principal—variable	5.57%	20,000	24,677
Deferred financing costs	N/A	(262)	(311)
Total outstanding		$19,738	$24,366

The estimated maturities of debt at September 30, 2018 are as follows (in thousands):

	Senior Debt Principal	Deferred Financing Costs	Total
2019	$1,000	$(95)	$905
2020	4,000	(105)	3,895
2021	15,000	(33)	14,967
2022	-	(10)	(10)
2023	-	(9)	(9)
Thereafter	-	(10)	(10)
Total debt	$20,000	$(262)	$19,738

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

The $20.0 million Term Loan had a variable interest rate (“Variable Rate”) at September 30, 2018.  The Variable Rate was equal to the one-month LIBOR rate of 2.07%, plus a “Margin” of 350 basis points. Subsequent to the end of the fiscal year, on October 26, 2018, the Company elected to lock in a fixed interest rate of 6.4%, rather than the Variable Rate, on the remaining balance of the Term Loan. The Company may elect one or more fixed or adjustable interest rates, rather than the Variable Rate, based on AgCountry’s cost of funds at the time of the election, plus the Margin. Any election must apply to $1.0 million or more owing on the Term Loan.  Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan will be fully amortized over five years with the final payment on January 1, 2021. At September 30, 2018, the outstanding balance on the Term Loan was $10.0 million.

The $10.0 Revolving Term Facility has a Variable Rate equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At September 30, 2018, the balance of the Revolving Term Facility was $10.0 million.

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

The 2015 Credit Agreement also included financial and non-financial covenants that limit distributions and debt and require minimum working capital, owner’s equity, current ratio, debt to EBITDA ratio, and fixed charge coverage ratios. Those covenants included the following:

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

A number of these covenants have been amended in connection with subsequent term loans, a construction loan, and amendments and waivers as described below.

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the 2015 Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for 2016 Term Loan was $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  A total of $1.1 million of the $1.7 million commitment was drawn from this loan. On January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan.  On April 1, 2017, the Company began making quarterly principal payments of $212,500 on the 2016 Term Loan. As of September 30, 2018 the 2016 Term Loan was paid in full.

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the 2015 Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company will make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will begin making quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment on July 1, 2024.  At September 30, 2018, no funds had been drawn on the 2018 Term Loan, and $47,000 in loan fees and closing costs had been incurred, which have been classified as deferred financing costs and will be amortized as interest expense over the term of the loan.

Amendments and Waivers to 2015 Credit Agreement

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

As a result of a depressed margin environment in fiscal 2018, ABE South Dakota was required to request waivers for certain Events of Default at September 30, 2018, and covenant amendments for certain future covenants for which ABE South Dakota projected non-compliance.  Although ABE South Dakota’s lender, AgCountry Farm Credit Services, PCA, granted the waivers and covenant amendments via the Third and Fourth Amendments to the 2015 Credit Agreement, we cannot project with certainty that we will meet all covenant obligations, as amended, if depressed margins continue for an extended period of time.  If ABE South Dakota is unable to comply with the amended covenants, we cannot be certain that our lender will grant us future waivers, which could result in a material adverse effect upon our business, results of operations and financial condition.

On October 19, 2018, ABE South Dakota entered into a Limited Waiver and Third Amendment to the 2015 Credit Agreement (“Third Amendment”) to waive certain Events of Default related to covenant compliance as of September 30, 2018 and temporarily amend certain future covenants.  The Third Amendment included the following covenant waiver and amendments: (i) the Fixed Charge Coverage Ratio was waived as of September 30, 2018, reduced to a ratio of 1.00:1.00 as of September 30, 2019, and reverts back to 1.15:1.00 at September 30, 2020, (ii) the Working Capital Covenant was reduced to $10 million at September 30, 2018 and December 31, 2018, $9 million at March 31, 2019 and June 30, 2019, then increased to $10 million at September 30, 2019 and $12 million at September 30, 2020 and all times thereafter, (iii) the Capital Expenditures covenant was increased to $8.0 million for the year ending September 30, 2019, and reverts back to $2.0 million for all subsequent years, and (iv) the outstanding Debt to EBITDA Ratio was waived at September 30, 2018 and will revert back to the requirement that it be less than 4:00:1:00 on the last day of each fiscal year end beginning September 30, 2019.

On December 28, 2018, ABE South Dakota entered into a Limited Waiver and Deferral Agreement and Fourth Amendment to the 2015 Credit Agreement (“Fourth Amendment”) to defer three future principal payments and waive and temporarily amend certain future covenants.  The Fourth Amendment included the following covenant waivers and amendments:

(vi)	defer the next three principal payments due January 1, April 1, and July 1, 2019 until the Term Loan maturity date on January 1, 2021;
(vii)	waive the Fixed Charge Coverage Ratio at September 30, 2019,
(viii)	amend the Working Capital Covenant to $4 million at December 31, 2018 and subsequent months until increasing to $5 million at September 30, 2020, and increasing to $12 million at September 30, 2021,
(ix)	waive the September 30, 2019 Debt to EBITDA Ratio, and
(x)

add a Cash Sweep Covenant whereby ABE South Dakota would be required to pay additional principal at the end of each fiscal year in the amount of 30 percent of Free Cash Flow.  In order for a Cash Sweep payment to be made, ABE South Dakota must remain in compliance with all covenants before and after the payment.  Free Cash Flow is defined as: fiscal year EBITDA less interest expense, scheduled principal payments, and non-financed maintenance capital expenditures.  The Fourth Amendment would also restrict future dividend payments until all covenants revert back to originally set levels.

Subsequent to the Third and Fourth Amendments described above, ABE South Dakota evaluated projected covenant compliance for the 12 month period following September 30, 2018.  Based on this evaluation, ABE South Dakota determined compliance over the next 12 month period is reasonably possible and, as a result, has recognized debt as both current (when payment is due within 12 months of year-end) and long-term on its financial statements.

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

ABE Letter of Credit

In connection with the execution of a rail car sublease, the Company, as parent of ABE South Dakota agreed to post a $2.5 million irrevocable and non-transferable standby letter of credit in May 2012 for the benefit of its ethanol marketer as security for the payment obligations of ABE South Dakota. The Company deposited $2.5 million in a restricted account as collateral for this letter of credit and classified it as restricted cash. Effective May 15, 2014, the letter of credit and corresponding deposit of collateral was decreased by $1.0 million in conjunction with an amendment to the rail car sublease. Effective June 27, 2016, the letter of credit and corresponding deposit of collateral was decreased by $0.5 million in conjunction with an amendment to the rail car sublease.  Effective July 31, 2018, the letter of credit was terminated and the corresponding collateral requirement was eliminated.

5.	Members’ Equity

Unit Appreciation Rights

As of September 30, 2018, the Company had 312,500 Unit Appreciation Rights (“UAR”) fully vested and outstanding. At the time of their respective grants, (i) 200,000 of the UARs had an exercise price of $1.15 per unit, (ii) 12,500 of the UARs had an exercise price of $1.00 per unit, and (iii) 100,000 of the UARs had an exercise price of $1.24 per unit. As a result of cash distributions paid to the Company’s unit holders subsequent to the dates of the respective UAR grants, as of September 30, 2018, (i) the exercise price of the 200,000 January 2013 UARs has been reduced to $0.21 per unit, (ii) the exercise price of the 12,500 January 2015 UARs has been reduced to $0.85 and (iii) the exercise price of the 100,000 January 2016 UARs is $1.09 per unit.  The exercise price of each of these awards will be reduced by any future distributions paid to the Company’s unit holders. The units are contingently exercisable only under certain limited circumstances; therefore, the Company is not recognizing compensation expense related to the awards until these defined circumstances are probable of occurring.

Board Representation and Voting Agreement

The Company, certain directors of the Company, South Dakota Wheat Growers Association, entities associated with Clean Energy Capital, LLC (“CEC”) (and predecessor entities) and entities associated with Thomas H. Lee Partners, L.P. (“THL”) (and predecessor entities), have each executed a voting agreement (the “Voting Agreement”). The Voting Agreement requires the parties to (a) nominate for election to the Board two designees of THL and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote all units of the Company they beneficially own or otherwise control to elect each of the designees to the Board, (d) not take any action that would result in the removal of any of the designees from the Board or to increase the size of the Board to more than nine members, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. At December 1, 2018, the parties to the Voting Agreement held in the aggregate approximately 39.6% of the outstanding units of the Company.

6.	Lease Commitments and Contingencies

Lease Commitments

The Company leases ethanol and distillers rail cars, office and other equipment and an office facility under operating lease agreements with the following approximate future minimum rental commitments through 2023 for the years ended September 30 (in thousands):

Minimum Rental Commitments
2019	$3,413
2020	2,777
2021	2,529
2022	1,839
2023	1,134
Thereafter	311
$12,003

The Company recognized rent expense related to the above leases of approximately $3.9 million, $4.5 million, and $5.0 million for the years ended September 30, 2018, 2017, and 2016, respectively.

7.	Major Customers

ABE South Dakota has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”)(formerly Gavilon, LLC), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. The term of these ethanol marketing agreements expires on June 30, 2019.

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), whereby Dakotaland Feeds markets the local sale of wet distillers’ grains produced at the ABE South Dakota Huron plant and modified distillers’ produced at the Aberdeen plant to third parties for an agreed upon commission. ABE South Dakota has a marketing agreement with Gavilon to market the dried distillers’ grains from the Aberdeen and Huron plants through July 31, 2019. ABE South Dakota self-markets its wet and a small portion of modified distillers’ grains produced at the Aberdeen plant.

ABE South Dakota is party to an agreement with Gavilon to market all of the corn oil produced by the Huron and Aberdeen plants through November 30, 2019 and September 30, 2019, respectively.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	September 30, 2018	September 30, 2017	September 30, 2016
NGL Energy—Ethanol
Twelve months revenues	$102,617	$118,000	$116,455
Receivable balance at period end	3,274	3,116	3,642
Gavilon—Ethanol, Corn Oil & Distillers Grains
Twelve months revenues	$16,698	$13,786	$15,269
Receivable balance at period end	385	326	323
Dakotaland Feeds—Distillers Grains
Twelve months revenues	$12,647	$10,663	$11,686
Receivable balance at period end	499	575	470

8.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. In addition to entering into contracts to purchase 0.8 million bushels of corn in which the basis or futures price was not locked, the Company had entered into the following fixed price forward sales and purchase contracts at September 30, 2018:

Commodity	Type	Quantity	Amount (in 000’s)	Period Covered Through
Ethanol	Sale	475,200 gallons	$512	October 31, 2018
Distillers grains	Sale	15,172 tons	974	October 31, 2018
Corn oil	Sale	400,000 pounds	84	October 31, 2018
Corn	Purchase	20,000 bushels	58	October 31, 2018
Natural gas	Purchase	265,000 mmbtus	784	March 31, 2019

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

9.	Employee Benefit Plan

The Company sponsors a 401(k) plan for eligible employees. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee’s elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $152,000, $165,000, and $160,000, to the plan in the years ended September 30, 2018, 2017, and 2016, respectively.

10.	Related Party Transactions

Grain Purchases from Agtegra

The Company purchased $97.3 million, $93.8 million and $104.9 million of corn from Agtegra in the years ended September 30, 2018, 2017, and 2016 pursuant to a grain origination agreement, which covers all corn purchases in South Dakota. Agtegra owns approximately 5% of the Company’s outstanding units. As of September 30, 2018 and 2017, the Company had outstanding amounts payable to Agtegra of approximately $2.7 million and $2.2 million, respectively.

11.	Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2018 and 2017. Dollars in thousands, except per unit amounts:

Year Ended September 30, 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total net sales	$30,498	$33,769	$36,171	$33,334
Gross profit (loss)	(410)	(67)	180	441
Net loss	(1,299)	(884)	(570)	(304)
Basic & diluted loss per common unit	$(0.05)	$(0.03)	$(0.02)	$(0.01)

Year Ended September 30, 2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total net sales	$38,508	$33,786	$33,819	$37,419
Gross profit	7,357	950	1,248	3,749
Net income	6,037	88	357	2,287
Basic & diluted income per common unit	$0.24	$0.00	$0.01	$0.09

12.	Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of September 30, 2018 and 2017, and for the years ended September 30, 2018, 2017 and 2016. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in the ABE South Dakota credit agreement. Under its current credit agreement, ABE South Dakota is allowed to make equity distributions of up to 40% of its net income, and may distribute up to 100% of its net income if it achieves and maintains an owner’s equity ratio of at least 60% and working capital of at least $15 million. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

	September 30,	September 30,
	2018	2017
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,220	$725
Restricted cash	-	1,000
Total current assets	1,220	1,725
Property and equipment, net	25	54
Other assets:
Investment in ABE South Dakota	27,303	29,862
Other assets	32	32
Total assets	$28,580	$31,673
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accrued expenses	134	162
Other liabilities	23	31
Total liabilities	157	193
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(16,403)	(13,346)
Total members’ equity	28,423	31,480
Total liabilities and members’ equity	$28,580	$31,673

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

	Years Ended
	September 30,	September 30,	September 30,
	2018	2017	2016
	(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiary	$(2,559)	$9,442	$(5,296)
Selling, general and administrative expenses .	(534)	(684)	(640)
Operating income (loss)	(3,093)	8,758	(5,936)
Other income (expense)	30	-	(6)
Interest income	6	11	49
Net Income (loss)	$(3,057)	$8,769	$(5,893)

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

	Years Ended
	September 30,	September 30,	September 30,
	2018	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(3,057)	$8,769	$(5,893)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	29	64	102
Equity in (earnings) losses of consolidated subsidiaries	2,559	(9,442)	5,296
Gain on disposal of fixed assets	-	-	(15)
Amortization of deferred revenue and rent	(8)	(8)	19
Change in working capital components:
Other receivable	-	-	6
Accounts payable	-	(5)	5
Accrued expenses	(28)	(17)	(116)
Net cash used in operating activities	(505)	(639)	(596)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(41)
Proceeds from disposal of fixed assets	-	-	47
Net cash provided by investing activities	-	-	6
Cash flows from financing activities:
Distribution to subsidiary	-	-	(3,000)
Distribution from subsidiary	-	-	108
Distribution to members	-	(3,812)	-
Net cash used in financing activities	-	(3,812)	(2,892)
Net decrease in cash, cash equivalents and restricted cash	(505)	(4,451)	(3,482)
Beginning cash, cash equivalents and restricted cash	1,725	6,176	9,658
Ending cash, cash equivalents and restricted cash	$1,220	$1,725	$6,176

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. This assessment is based on the criteria for effective internal control described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2018.

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

The Audit Committee of the Company’s Board of Directors, with the assistance of independent legal and accounting advisors, is conducting an internal investigation of the Company’s administration of its travel and expense policy (“T&E Policy”).  The Audit Committee is working closely with its advisors to complete this investigation in as timely a manner as possible.  The Company’s Board of Directors has taken steps to strengthen the administration of the T&E Policy during the internal investigation, pending any changes or other actions that the Board may take upon completion of the investigation.  The Company does not believe the results of the final investigation will result in any material change to its Results of Operations.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference is the information appearing under the headings “Election of Directors” and “Company Governance” in the Company’s proxy statement for the Company’s 2019 Annual Meeting of Members (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year ended September 30, 2018.

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

(1) Financial Statements—an index to our financial statements is located above on page 37 of this report. The financial statements appear on page 38 through page 57 of this report.

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

4.4

Registration Rights Agreement with Hawkeye Energy Holdings, LLC dated as of August 28, 2009 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated August 28, 2009).

10.1

Master Credit Agreement dated December 29, 2015 between ABE South Dakota, LLC as Borrower and AgCountry Farm Credit Services, PCA as Lender (“Master Credit Agreement”) (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.1.1

Limited Waiver and First Amendment dated September 28, 2016 to Master Credit Agreement (Incorporated by reference to Exhibit 10.1.1 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2016).

10.1.2

Limited Waiver Letter dated October 16, 2017 from AgCountry Farm Credit Services, PCA to ABE South Dakota, LLC. (Incorporated by reference to Exhibit 10.1.2 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017).

10.2

First Supplement dated December 29, 2015 to the Master Credit Agreement (“Revolving Term Facility”) (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.3

Revolving Credit Note for $10.0 million from ABE South Dakota, LLC to AgCountry Farm Credit Services, PCA.  (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.4

Second Supplement dated December 29, 2015 to the Master Credit Agreement (“Term Loan”) (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.5

Term Loan Note for $20.0 million from ABE South Dakota, LLC to AgCountry Farm Credit Services, PCA. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.6

Third Supplement dated September 28, 2016 to the Master Credit Agreement (“2016 Term Loan”) (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2016).

10.7	Fourth Supplement dated as of March 13, 2018 to the Master Credit Agreement (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 13, 2018).

10.8	Second Amendment dated September 28, 2016 to Master Credit Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report Form 8-K dated March 13, 2018)

10.9

Form of Construction and Term Note from ABE South Dakota  to AgCountry Farm Credit Services, PCA (Incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated March 13, 2018)

10.10	Third Amendment dated as of October 19, 2018 to the Master Credit Agreement (“Third Amendment”)

10.11	Limited Waiver and Deferral Agreement and Fourth Amendment dated as of December 28, 2018 to the Master Credit Agreement (“Fourth Amendment”)

10.12

Security Agreement dated December 29, 2015, between ABE South Dakota, LLC, and AgCountry Farm Credit Services, PCA. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the Year ended September 30, 2015).

10.13

Agreement between Heartland Grain Fuels, LP and ICM, Inc. dated July 14, 2006 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for year ended September 30, 2006).

10.14

Grain Origination Agreement between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association dated November 8, 2006 (Incorporated by reference to Exhibit 10.40 to the Form SB-2/A dated February 7, 2007).

10.14.1

Amendment to Grain Origination Agreement dated as of October 1, 2007 between Heartland Grain Fuels, L.P. and South Dakota Wheat Growers Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated October 15, 2007).

10.14.2

Notice letter dated May 4, 2018 from ABE South Dakota, LLC to South Dakota Wheat Growers Association (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 4, 2018.)

10.15

Side Letter dated as of August 21, 2009 executed by Advanced BioEnergy, LLC in favor of Hawkeye Energy Holdings, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 26, 2009).

10.16

Voting Agreement among Advanced BioEnergy, LLC, Hawkeye Energy Holdings, LLC Ethanol Investment Partners, LLC South Dakota Wheat Growers Association, a South Dakota cooperative, and certain directors of the Company dated as of August 28, 2009. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 28, 2009).

10.16.1

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

10.16.2

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

10.16.3

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

10.17+

Second Amended and Restated Employment Agreement dated May 11, 2011 between Advanced BioEnergy, LLC and Richard Peterson (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.17.1+

Amendment No. 1 dated January 18, 2013 to Second Amended and Restated Employment Agreement between Advanced BioEnergy, LLC and Richard Peterson (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 25, 2013).

10.17.2+

Amendment No. 2 dated June 7, 2014 to Second Amended and Restated Employment Agreement between Advanced BioEnergy, LLC and Richard Peterson (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form10-Q for the quarter ended June 30, 2014).

10.18+

Unit Appreciation Right Agreement dated January 18, 2013 between Advanced BioEnergy and Richard Peterson (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated on January 25, 2013.)

10.18.1+

Amendment No. 1 dated as of August 4, 2017 to Unit Appreciation Right Agreement dated as of January 18, 2013 between Advanced BioEnergy LLC and Richard Peterson, (incorporated by reference to Exhibit 10.3 to Registration Form 10-Q for the quarter ended June 30, 2017).

10.19+

Unit Appreciation Right Agreement dated as of January 28, 2015 between Advanced Bioenergy, LLC and Richard Peterson, (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2017).

10.20 +

Unit Appreciation Right Agreement dated as of January 27, 2016 between Advanced Bioenergy, LLC and Richard Peterson, incorporated by referenced to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2017.

10.21

Ethanol Marketing Agreement dated May 4, 2012 between ABE South Dakota, LLC and Gavilon, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.21.1

Amendment No. 1 dated July 31, 2012 to Ethanol Marketing Agreement between ABE South Dakota, LLC and Gavilon, LLC. (Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.22

Amendment No. 2 dated as of May 15, 2014 to Ethanol Marketing Agreement between ABE South Dakota, LLC and NGL Crude Logistics, LLC f/k/a/Gavilon, LLC. (Incorporated by reference to Exhibit 10.15.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2014).

10.23

Distiller’s Grains Marketing Agreement dated May 4, 2012 between ABE South Dakota, LLC and Gavilon Ingredients, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.23.1

Amendment No. 1 dated July 31, 2012 to Distiller’s Grains Marketing Agreement between ABE South Dakota, LLC and Gavilon Ingredients, LLC (Incorporated by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2012).

10.24

Rail Car Sublease Agreement dated May 4, 2012 by and among Gavilon, LLC, ABE South Dakota, LLC and ABE Fairmont, LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.24.1

Amendment No. 1 dated July 31, 2012 to Rail Car Sublease by and among Gavilon, LLC, ABE South Dakota, LLC and ABE Fairmont, LLC. (Incorporated by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.24.2*

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

101

The following materials from Advanced BioEnergy’s Annual Report on Form 10-K for the year ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2018 and 2017 ; (ii) Consolidated Statements of Operations for the years ended September 30, 2018, 2017 and 2016; (iii) Consolidated Statements of Changes in Members’ Equity for the years ended September 30, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016; and (v) Notes to the Consolidated Financial Statements.

*	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.
+	Management compensatory plan/arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 31, 2018.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/S/ RICHARD R. PETERSON
Richard R. Peterson
Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 31, 2018.

Name	Title

/S/ RICHARD R. PETERSON	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)
Richard R. Peterson

*	Director, Chairman
J.D. Schlieman

*	Director
Theodore J. Christianson

*	Director
Daniel R. Kueter

*	Director
Charles M. Miller

*	Director
Troy L. Otte

*	Director
Brian D. Thome

/S/ RICHARD R. PETERSON
Richard R. Peterson, as power of attorney, where designated by *