Form 10-Q
period 2018-12-31
Advanced BioEnergy, LLC
filed 2019-02-11
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 1, 2019, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,	September 30,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,719	$12,727
Accounts receivable:
Trade accounts receivable	3,162	4,198
Other receivables	277	192
Inventories	5,895	4,922
Prepaid expenses	1,044	732
Total current assets	18,097	22,771
Property and equipment, net	34,022	32,211
Other assets	452	452
Total assets	$52,571	$55,434
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$5,181	$4,635
Accrued expenses	2,392	2,615
Current portion of long-term debt (stated principal amount of $1,250 and $1,000 at December 31, 2018 and September 30, 2018, respectively)	1,152	905
Total current liabilities	8,725	8,155
Other liabilities	21	23
Long-term debt (stated principal amount of $18,650 and $19,000 at December 31, 2018 and September 30, 2018, respectively)	18,510	18,833
Total liabilities	27,256	27,011
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(19,511)	(16,403)
Total members' equity	25,315	28,423
Total liabilities and members' equity	$52,571	$55,434

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2018	2017
Net sales
Ethanol and related products	$31,952	$30,498
Total net sales	31,952	30,498
Cost of goods sold	34,226	30,908
Gross loss	(2,274)	(410)
Selling, general and administrative expenses	764	690
Operating loss	(3,038)	(1,100)
Other income	130	2
Interest income	1	1
Interest expense	(201)	(202)
Net loss	$(3,108)	$(1,299)
Weighted average units outstanding - basic and diluted	25,411	25,411
Loss per unit - basic and diluted	$(0.12)	$(0.05)

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Three Months Ended December 31, 2018

(Dollars in thousands)

(Unaudited)

	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - September 30, 2018	25,410,851	$44,826	$(16,403)	$28,423
Net loss	-	-	(3,108)	(3,108)
MEMBERS' EQUITY - December 31, 2018	25,410,851	$44,826	$(19,511)	$25,315

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,108)	$(1,299)
Adjustments to reconcile net loss to operating activities cash flows:
Depreciation	959	964
Amortization of deferred financing costs	24	25
Amortization of deferred rent	(2)	(2)
Change in working capital components:
Trade accounts receivable	1,036	846
Other receivables	(85)	(193)
Inventories	(973)	(819)
Prepaid expenses	(312)	(409)
Accounts payable	771	2,084
Accrued expenses	(223)	-
Net cash provided by (used in) operating activities	(1,913)	1,197
Cash flows from investing activities:
Purchase of property and equipment	(2,995)	(378)
Change in other assets	-	26
Net cash used in investing activities	(2,995)	(352)
Cash flows from financing activities:
Payments on debt	(1,000)	(1,213)
Proceeds from debt	900	-
Net cash used in financing activities	(100)	(1,213)
Net decrease in cash, cash equivalents and restricted cash	(5,008)	(368)
Beginning cash, cash equivalents and restricted cash	12,727	19,804
Ending cash, cash equivalents and restricted cash	$7,719	$19,436
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $43 thousand and $0 thousand in the three months ended December 31, 2018 and December 31, 2017, respectively	$165	$188
Supplemental disclosure of non-cash financing and investing activities:
Accounts payable and accrued expenses related to fixed assets	$468	$-

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. The financial information as of December 31, 2018 and the results of operations for the three months ended December 31, 2018 are not necessarily indicative of the results for the fiscal year ending September 30, 2019. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts in the consolidated statement of cash flows (in thousands):

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$7,719	$18,436
Restricted cash	-	1,000
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$7,719	$19,436

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued expenses, and long-term debt. The fair value of the long-term debt is estimated based on level 3 inputs based on current anticipated interest rates that management believes would currently be available to the Company for similar debt, taking into account the current credit risk of the Company and other market factors.  Based on these factors, the fair value of the long-term debt is currently estimated at carrying value. Excluding cash and cash equivalents, the fair value of the other financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments, and are considered to be Level 3 inputs.

Deferred Financing Costs

Deferred financing costs are recorded at cost and include expenditures related to secure debt financing. Deferred financing costs are shown as contra debt and are being amortized into interest expense over the term of the agreement using the straight-line method, which approximates the effective interest method.

Receivables

Credit sales are made to a relatively small number of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  There was no allowance for doubtful accounts recorded at December 31, 2018 or September 30, 2018.

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

Interest capitalized in property and equipment was $43,000 and $0 for the three months ended December 31, 2018 and 2017, respectively.

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

Revenue Recognition

Effective October 1, 2018, the Company adopted the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606) using the modified retrospective approach. Topic 606 requires the Company to recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which ABE expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company generally recognizes revenue at a point in time.  The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less.  The adoption of this new guidance did not result in any change to our recognition of revenue.

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods are services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

•	Sales of ethanol
•	Sales of distillers grains
•	Sales of distillers corn oil

We disclose disaggregation of revenue according to product line, along with accounts receivable from contracts with customers, in Note 5.

Loss per Unit

Basic and diluted loss per unit is computed using the weighted-average number of vested units outstanding during the period.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Income Taxes

The Company has elected to be treated as a partnership for tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. The Company files income tax returns in the U.S. federal and various state jurisdictions.

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

In February 2016, the ASC was amended and a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. The ROU asset will initially be measured as the sum of the initial lease liability, initial costs directly attributable to negotiating and arranging the lease, and payments made by a lessee to the lessor at or before the lease commencement date less any lease incentives received. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We have not completed the evaluation of the effect this standard will have on our financial statements, but we believe that adopting this standard may have a material effect on our assets and liabilities due to the recognition of right-of-use assets and lease liabilities on our consolidated balance sheet. The Company is continuing its assessment, which may identify additional effects that adoption of this standard may have on its consolidated financial statements and related disclosures.

2. Inventories

A summary of inventories is as follows (in thousands):

	December 31,	September 30,
	2018	2018
Chemicals	$896	$783
Work in process	723	677
Ethanol	1,961	1,261
Distillers grain	424	416
Supplies and parts	1,891	1,785
Total	$5,895	$4,922

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31,	September 30,
	2018	2018
Land	$1,838	$1,811
Buildings	7,786	8,168
Process equipment	109,475	110,348
Other equipment	661	636
Office equipment	495	1,239
Construction in process	6,194	3,561
	126,449	125,763
Accumulated depreciation	(92,427)	(93,552)
Property and equipment, net	$34,022	$32,211

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	December 31,
	2018	December 31,	September 30,
	Interest Rate	2018	2018
ABE South Dakota:
Senior debt principal - fixed	6.40%	$9,000	$-
Senior debt principal - variable	5.82%	10,900	20,000
Deferred financing costs	N/A	(238)	(262)
Total outstanding (stated principal)		$19,662	$19,738

The estimated maturities of debt are as follows (in thousands):

	Senior Debt	Deferred
Due By December 31:	Principal	Financing Costs	Total
2019	$1,250	$(98)	$1,152
2020	4,650	(105)	4,545
2021	14,000	(9)	13,991
2022	-	(10)	(10)
2023	-	(9)	(9)
2024	-	(7)	(7)
Total debt	$19,900	$(238)	$19,662

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

The $20.0 million Term Loan had a fixed interest rate (“Fixed Rate”) at December 31, 2018. The Fixed Rate was equal to 6.40%. On October 26, 2018, the Company elected to lock in a fixed rate of 6.4%, rather than a variable rate, on the remaining balance of the Term Loan. On January 2, 2019, the Company entered into an Interest Rate Conversion Agreement with AgCountry, whereby the Fixed Rate of 6.40% was reduced to 6.32% for the remainder of the loan term.  The Company may elect one or more fixed or adjustable interest rates, rather than a variable rate, based on AgCountry’s cost of funds at the time of the election, plus a margin of 350 basis points. Any election must apply to $1.0 million or more owing on the Term Loan. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan was originally scheduled to be fully amortized over five years with the final payment on January 1, 2021.  As described below, the payments originally due in January, April, and July 2019 have been deferred and are now due at the end of the term, or January 1, 2021.  At December 31, 2018, the balance of the Term Loan was $9.0 million.

The $10.0 Revolving Term Facility has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus an initial “Margin” of 350 basis points. At December 31, 2018, the Variable Rate was equal to the one-month LIBOR rate of 2.32% plus a Margin of 350 basis points.  Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At December 31, 2018, the balance of the Revolving Term Facility was $10.0 million.

The Margin will (i) decrease to 3.25% when the aggregate principal balance of all outstanding loans and the unfunded commitment level is $20.0 million or less, and (ii) decrease to 3.00% when this amount is $15.0 million or less.  At December 31, 2018, the principal balance of all outstanding loans was $19.9 million, and the unfunded commitment level was $4.1 million.

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

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the 2015 Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company will make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will begin making quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment due on July 1, 2024.  At December 31, 2018, $0.9 million had been drawn on the 2018 Term Loan, and $47,000 in loan fees and closing costs had been incurred, which have been classified as deferred financing costs and will be amortized as interest expense over the term of the loan.

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

Subsequent to the Third and Fourth Amendments described above, ABE South Dakota evaluated projected covenant compliance for the 12 month period following December 31, 2018.  Based on this evaluation, ABE South Dakota determined compliance over the next 12 month period is reasonably possible and, as a result, has recognized debt as both current (when payment is due within 12 months of year-end) and long-term on its financial statements.

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

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Quarter Ending	As of and for the Quarter Ending	As Of
	December 31,	December 31,	September 30,
	2018	2017	2018
NGL Energy - Ethanol
Three months revenues	$23,704	$23,490
Receivable balance at period end	1,880	2,090	$3,274
Gavilon - Corn Oil & Distillers Grains
Three months revenues	$4,663	$3,810
Receivable balance at period end	427	468	$385
Dakotaland Feeds - Distillers Grains
Three months revenues	$3,399	$2,638
Receivable balance at period end	759	546	$499

6. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. The Company had entered into the following fixed price forward contracts at December 31, 2018:

Commodity	Type	Quantity	Amount (in 000's)	Period Covered Through
Ethanol	Sale	412,200 gallons	$458	January 31, 2019
Distillers grains	Sale	18,634 tons	1,470	January 31, 2019
Corn oil	Sale	300,000 lbs	68	January 31, 2019
Corn	Purchase	216,463 bushels	745	March 31, 2019
Natural gas	Purchase	317,400 mmbtus	1,102	March 31, 2019

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

7.  Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of December 31, 2018 and September 30, 2018, and for the three months ended December 31, 2018 and 2017.  ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota 2015 Credit Agreement. Under the 2015 Credit Agreement, ABE South Dakota is allowed to make equity distributions of up to 40% of its net income and may distribute up to 100% of its net income if it achieves and maintains an owner’s equity ratio of at least 60% and working capital of at least $15 million. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Dollars in thousands)

	December 31,	September 30,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$921	$1,220
Prepaids	81	-
Total current assets	1,002	1,220
Property and equipment, net	23	25
Other assets:
Investment in ABE South Dakota	24,436	27,303
Other assets	32	32
Total assets	$25,493	$28,580
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accounts payable	$2	$-
Accrued expenses	154	134
Other liabilities	22	23
Total liabilities	178	157
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(19,511)	(16,403)
Total members' equity	25,315	28,423
Total liabilities and members' equity	$25,493	$28,580

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2018	2017

Equity in losses of consolidated subsidiary	$(2,867)	$(1,161)
Selling, general and administrative expenses	(242)	(139)
Operating loss	(3,109)	(1,300)
Interest income	1	1
Net loss	$(3,108)	$(1,299)

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(3,108)	$(1,299)
Adjustments to reconcile net loss to operating activities cash flows:
Depreciation	2	10
Equity in losses of consolidated subsidiaries	2,867	1,161
Amortization of deferred revenue and rent	(1)	(1)
Change in working capital components:
Prepaid expenses	(81)	(76)
Accounts payable	2	-
Accrued expenses	20	(21)
Net cash used in operating activities	(299)	(226)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	-	-
Net decrease in cash and cash equivalents	(299)	(226)
Beginning cash and cash equivalents	1,220	725
Ending cash and cash equivalents	$921	$499

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2018 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•

our operational results are subject to fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, changes in technology and government support and regulations;

•	our margins have fluctuated in the past and could become negative, which may affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;
•	our dependence on third parties for marketing and sale of our ethanol and co-products;
•	our dependence on Agtegra Cooperative for the corn we need to produce ethanol;
•	our ability to successfully construct and operate a new grain receiving and storage facility at our Aberdeen, South Dakota plant;
•	our risk mitigation strategies could be unsuccessful and could materially harm our results;
•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;
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

•

increases in ethanol tariffs from 5 to 45 percent imposed by the Chinese government as of April 2018, could result in reduced export demand for ethanol and have a negative impact on domestic ethanol prices;

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

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol primarily by processing corn. Other possible feeds are grain sorghum, or other cellulosic materials. The corn we use is conveyed directly from Agtegra Cooperative to our plants where it is weighed and transferred to a scalper to remove rocks, cobs, and other debris.  The corn is then fed to a hammermill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-sugar conversion. The grain slurry is pumped into fermenters, where yeast is added to begin the batch-fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the corn mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually natural gasoline. The 200-proof alcohol and 2.0-2.5% denaturant constitute denatured fuel ethanol.

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

FACILITIES

The table below provides a summary of our ethanol plants in operation as of December 31, 2018:

			Estimated
		Estimated	Annual	Estimated	Estimated
		Annual	Distillers	Annual	Annual
		Ethanol	Grains	Corn Oil	Corn	Primary
Location	Opened	Production (1)	Production(2)	Processed	Processed	Energy Source
		(Million gallons)	(000's Tons)	(000's lbs)	(Million bushels)
Aberdeen, SD(3)	January 2008	48	134	11,561	15.7	Natural Gas
Huron, SD	September 1999	32	97	5,717	11.4	Natural Gas
Consolidated		80	231	17,278	27.1

(1)	Actual permitted gallons are 65.7 million for Aberdeen and 42.0 million for Huron totaling 107.7 million gallons.
(2)	Our plants produce and sell wet, modified and dried distillers’ grains. The stated quantities are on a fully dried basis operating at full production capacity.
(3)

Our plant at Aberdeen formerly consisted of two production facilities that operated on a separate basis. The larger plant is represented in the table above. In April 2016, the Company ceased operations at its smaller, nine-million gallon Aberdeen facility due to inefficiencies at this older plant and capital expenditures required to keep the plant in operating condition, coupled with a weak margin environment. In the fourth quarter of fiscal 2016, the Company decided not to resume operations at this facility in the future and, accordingly, impaired the value of this asset on its financial statements to an estimated salvage value of $200,000, which resulted in a loss of $1,584,000 in the fourth quarter of fiscal 2016.  During fiscal 2017, the Company received proceeds of $155,000 from the salvage of the smaller plant.  At September 30, 2017, the remaining value of the asset on the Company’s financial statements was $45,000. During fiscal 2018, the Company received proceeds of $98,000 from the salvage of the smaller plant.  At December 31, 2018, the remaining value of the asset on the Company’s financial statements was $0.

In October 2015, we amended the existing lease agreement for our corporate headquarters. Under the amended lease, we agreed to lease approximately 4,400 square feet for our corporate and administrative staff in Bloomington, Minnesota, through September 2021. The base rent is $20.00 per square foot, or approximately $7,000 per month for the twelve month period beginning July 1, 2018, with annual increases of $.50 per square foot. We believe this space will be sufficient for our needs until the end of the lease period.

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

Plan of Operations through December 31, 2019

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

Results of Operations for the Quarter Ended December 31, 2018 Compared to Quarter Ended December 31, 2017

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for three months ended December 31, 2018 and 2017 for our South Dakota plants:

	Three Months		Three Months
	December 31, 2018		December 31, 2017
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	21,736	$1.09	19,847	$1.20
Distillers grains (tons)	55	$126.00	52	$111.71
Corn Oil (pounds)	5,805	$0.22	4,558	$0.20

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	7,607	$3.26	6,972	$2.94
Natural Gas (therms)	543	$4.13	531	$5.50

Net Sales

Net sales for the quarter ended December 31, 2018 were $32.0 million, compared to $30.5 million for the quarter ending December 31, 2017, an increase of $1.5 million or 5%. Ethanol gallons sold increased by 10% as a result of increased production, and ethanol prices decreased 9% for the quarter ended December 31, 2018, compared to the prior quarter ended December 31, 2017. As a percentage of net sales, ethanol sales were 74% and 78% and distillers’ sales were 22% and 19%, for the quarters ending December 31, 2018 and December 31, 2017, respectively.

Cost of Goods Sold

Cost of goods sold for the quarter ended December 31, 2018 was $34.2 million, compared to $30.9 million for the quarter ended December 31, 2017, an increase of $3.3 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A $4.3 million increase in corn costs, partially offset by a $0.7 million decrease in natural gas costs represented a majority of the increase in cost of goods sold in the quarter ended December 31, 2018. Corn costs represented 73% and 66% of cost of sales for the quarters ended December 31, 2018 and 2017, respectively. Corn prices increased 11% during the three-month period ending December 31, 2018 compared to the prior year quarter. We used 9% more corn in the three-month period ending December 31, 2018, compared to the three months ended December 31, 2017.

Natural gas costs represented 7% and 10% of total cost of sales for the quarters ending December 31, 2018 and 2017, respectively. The cost of natural gas per mmbtu decreased by 25% to $4.13 for the quarter ended December 31, 2018 compared to the previous quarter. Prices were lower in the current year quarter in part due to warmer temperatures, causing a decrease in the price per mmbtu, as well as an unusual spike in prices at the end of December 2017. Our natural gas consumption increased by 2% due to increased production in the quarter ending December 31, 2018 versus the quarter ending December 31, 2017.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs for the quarters ended December 31, 2018 and 2017 were $0.8 million and $0.7 million, respectively.  As a percentage of net sales, selling, general and administrative expenses were 2% of net sales, for each quarter ending December 31, 2018 and 2017.

Interest Expense

Interest expense for the quarter December 31, 2018 was $201,000 compared to $202,000 for the quarter ending December 31, 2017. Interest expense in the current year quarter was slightly lower than in the prior year quarter.  The overall debt level was $3.6 million lower in the current year quarter, however, the lower level of debt was mostly offset by higher interest rates in the current year quarter.  There was also $43,000 of interest capitalized in the current year quarter.

Changes in Financial Position for the Three Months ended December 31, 2018

Current Assets

The $4.7 million decrease in current assets at December 31, 2018 compared to September 30, 2018 was primarily due to a decrease in operating margins and a $1.0 million debt payment in the three months ended December 31, 2018.

Property, Plant and Equipment

The $1.8 million increase in property, plant and equipment at December 31, 2018 compared to September 30, 2018, was primarily due to $3.0 million of capital expenditures, partially offset by $1.0 million of depreciation expense recognized in the quarter.

Current Liabilities

Accounts payable and accrued expenses increased by $0.3 million at December 31, 2018 compared to September 30, 2018 primarily due to timing of payments to vendors.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt increased by $250,000 at December 31, 2018 compared to September 30, 2018.  The increase was the result of a portion of the 2018 Construction and Term Loan proceeds becoming current.

Long-term debt decreased by $350,000 at December 31, 2018 compared to September 30, 2018. The decrease was the result of $1.0 million in debt payments, offset by debt proceeds of $0.9 million on the 2018 Construction and Term Loan of which $0.65 million is classified as long-term.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of November 2018, current annualized U.S. ethanol production capacity was approximately 16.2 billion gallons per year, with actual annualized production around 16.0 billion gallons per year. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline.  The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 142.98 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 14.3 billion gallons of ethanol per year.

Ethanol is most commonly sold as E10, the 10 percent blend of ethanol that can be used in all American automobiles. Increasingly, ethanol is also available as E15, which is a higher octane fuel with a 15 percent blend of ethanol. In June 2012, the EPA approved E15 for use in vehicles with model years 2001 and later. According to the RFA, this group of approved vehicles makes up 90 percent of all vehicles on the road today.  Although regulatory issues remain in many states, E15 is now available in limited locations in 29 states.  Ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended December 31, 2018, the average Chicago OPIS Spot Ethanol Assessment was $1.25 per gallon and the average NYMEX RBOB spot gasoline price was $1.65 per gallon, or approximately $0.40 per gallon above ethanol prices.

Federal policy has a significant effect on ethanol market demand. Ethanol blenders previously benefited from incentives that encouraged usage and a tariff on imported ethanol that supported the domestic industry, both of which have now expired. Additionally, the Environmental Protection Agency’s Renewable Fuels Standard (“RFS”) mandates increased level of usage of both corn-based and cellulosic ethanol. Any adverse ruling on, or legislation affecting, RFS mandates in the future could have an adverse effect on short-term ethanol prices and our financial performance in the future.

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

As of October 2018, current annualized ethanol production is approximately 16.2 billion gallons per the RFA. On November 30 2017, the EPA announced the final rule for 2018 RVOs, which was set at 15.0 billion gallons for corn-based ethanol.  This rule is also set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, but has a reduction in the amount of advanced biofuels required. On June 26, 2018 the EPA announced proposed RVOs for 2019, which include 15.0 billion gallons for corn-based ethanol, consistent with both the 2018 RVOs and the original statutory volumes. On November 30, 2018 the EPA announced the final RVOs for 2019.  The final RVOs for 2019 were consistent with the volumes proposed in June, with an increase only in advanced biofuel volumes to 4.92 billion gallons from the proposed 4.88 billion gallons.  The 15.0 billion gallons that can be met with corn-based ethanol remains the same as the June 2018 proposal and the original statutory volumes.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the RFS2 program through the year 2022 (in billions of gallons).

		Cellulosic			RFS Requirement
	Total Renewable	Ethanol	Biodiesel		That Can Be Met
	Fuel	Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol
2017 (1)	24.00	5.50	-	9.00	15.00
2017 (2)	19.28	0.31	2.00	4.28	15.00
2018 (1)	26.00	7.00	-	11.00	15.00
2018 (3)	19.29	0.29	2.10	4.29	15.00
2019 (1)	28.00	8.50	-	13.00	15.00
2019(4)	19.88	0.38	2.10	4.88	15.00
2019(5)	19.92	0.42	2.10	4.92	15.00
2020	30.00	10.50	-	15.00	15.00
2021	33.00	13.50	-	18.00	15.00
2022	36.00	16.00	-	21.00	15.00

(1)	Original statutory volumes.
(2)	Final EPA Renewable Fuel Standards for 2017 issued November 2016.
(3)	Final EPA Renewable Fuel Standards for 2018 issued November 2017.
(4)	Proposed EPA Renewable Fuel Standards for 2019 issued June 2018.
(5)	Final EPA Renewable Fuel Standards for 2019 issued November 2018.

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

Tax Cuts and Job Act

          On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), was signed into law. The 2017 Tax Reform Act includes significant changes to the taxation of business entities, including a permanent reduction to the federal corporate income tax rate from 35% to 21% effective in 2018 and changes to the deductibility of interest on debt obligations. The full impact of the 2017 Tax Reform Act on the Company is minimal because the Company is a pass-through entity.

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of November 2018, current annualized U.S. ethanol production was approximately 16.2 billion gallons per year, with current annualized production around 16.0 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of November 2018, South Dakota had 15 ethanol plants producing an aggregate of 1.1 billion gallons of ethanol per year.

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

CO-PRODUCTS

Sales of distillers’ grains have represented 22% and 19% of our revenues for the quarters ended December 31, 2018 and 2017, respectively. When the plants are operating at capacity, they produce approximately 231,000 tons of dried distillers’ grains equivalents per year, approximately 15-16 pounds per bushel of corn used.  Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: wet distillers’ grains with solubles, known as wet distillers’ grains; modified wet distillers’ grains with solubles, known as modified distillers’ grains; and dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-Q, we sometimes refer to these products as “distillers’ grains” or “distillers.”

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

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) to market wet distillers’ grains produced at the Huron plant and modified distillers produced at the Aberdeen plant. ABE South Dakota has a marketing agreement with Gavilon Ingredients, LLC (“Gavilon”) for dried distillers’ grains produced at the Huron and Aberdeen plants that became effective July 1, 2013. The marketing agreement requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Huron and Aberdeen plants through July 31, 2019. The Aberdeen plant self-markets its wet and a small portion of modified distillers’ grains.

ABE South Dakota is party to an agreement with Gavilon to market all the corn oil produced by the Huron and Aberdeen plants through November 30, 2019 and September 30, 2019, respectively.

CAPITAL RESOURCES

During the quarter ended December 31, 2018, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has had minimal activity since the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions under the 2015 Credit Agreement with AgCountry.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $0.9 million on hand at December 31, 2018. ABE did not have any debt outstanding as of December 31, 2018.

From time to time, ABE may receive certain allowable distributions from ABE South Dakota, subject to compliance with the terms and conditions of the 2015 credit agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2018 financial results and has not received any in fiscal 2019.

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

ABE Fairmont

ABE Fairmont had no cash or cash equivalents on hand at December 31, 2018.

During the quarter ended March 31, 2018, ABE Fairmont completed its obligations to Flint Hills Resources, LLC with respect to post-closing matters, including completing the transfer of certain railway lines. The Company is currently in the process of the dissolution of the ABE Fairmont entity.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $6.8 million on hand at December 31, 2018. As of December 31, 2018, ABE South Dakota had interest-bearing term debt outstanding of $19.9 million.

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

The $20.0 million Term Loan had a fixed interest rate (“Fixed Rate”) at December 31, 2018. The Fixed Rate was equal to 6.40%.  On October 26, 2018, the Company elected to lock in a fixed rate of 6.4%, rather than a variable rate, on the remaining balance of the Term Loan. On January 2, 2019, the Company entered into an Interest Rate Conversion Agreement with AgCountry, whereby the Fixed Rate of 6.40% was reduced to 6.32% for the remainder of the loan term.  The Company may elect one or more fixed or adjustable interest rates, rather than a variable rate, based on AgCountry’s cost of funds at the time of the election, plus a margin of 350 basis points. Any election must apply to $1.0 million or more owing on the Term Loan. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan was originally scheduled to be fully amortized over five years with the final payment on January 1, 2021. As described below, the payments originally due in January, April, and July 2019 have been deferred and are now due at the end of the term, or January 1, 2021. At December 31, 2018, the balance of the Term Loan was $9.0 million.

The $10.0 Revolving Term Facility has a variable interest rate (“Variable Rate”) equal to the one-month LIBOR rate plus an initial “Margin” of 350 basis points. At December 31, 2018, the Variable Rate was equal to the one-month LIBOR rate of 2.32% plus a Margin of 350 basis points.  Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At December 31, 2018, the balance of the Revolving Term Facility was $10.0 million.

The Margin will (i) decrease to 3.25% when the aggregate principal balance of all outstanding loans and the unfunded commitment level is $20.0 million or less, and (ii) decrease to 3.00% when this amount is $15.0 million or less. At December 31, 2018, the principal balance of all outstanding loans was $19.9 million, and the unfunded commitment level was $4.1 million.

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

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the 2015 Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company will make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will begin making quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment on July 1, 2024.  At December 31, 2018, $0.9 million had been drawn on the 2018 Term Loan, and $47,000 in loan fees and closing costs had been incurred, which have been classified as deferred financing costs and will be amortized as interest expense over the term of the loan.

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

Subsequent to the Third and Fourth Amendments described above, ABE South Dakota evaluated projected covenant compliance for the 12 month period following December 31, 2018.  Based on this evaluation, ABE South Dakota determined compliance over the next 12 month period is reasonably possible and, as a result, has recognized debt as both current (when payment is due within 12 months of year-end) and long-term on its financial statements.

  CASH FLOWS

The following table shows our cash flows for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31
	2018	2017
	(In thousands)
Net cash provided by (used in) operating activities	$(1,913)	$1,197
Net cash used in investing activities	(2,995)	(352)
Net cash used in financing activities	(100)	(1,213)

Cash Flow from Operations

Cash flows used by operating activities for the three months ending December 31, 2018 were approximately $1.9 million compared to $1.2 million provided by the prior year period, a decrease of $3.1 million. Lower operating margins accounted for the majority of the overall decrease in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows used in investing activities for the three months ending December 31, 2018 were approximately $3.0 million compared to $0.4 million for the prior year period. The current year three months included $3.0 million in additions, primarily related to the grain storage project and the prior three months included $0.4 million in additions to property and equipment.

Cash Flow from Financing Activities

Cash flows used in financing activities for the three months ending December 31, 2018 were $0.1 million compared to $1.2 million for the prior year period. The current year period included $1.0 million for payments on debt, offset by $0.9 million debt proceeds in conjunction with the Aberdeen grain storage project.  The three months ended December 31, 2017 included $1.2 million for payments on debt.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	December 31,
	2018	December 31,	September 30,
	Interest Rate	2018	2018
ABE South Dakota:
Senior debt principal - fixed	6.40%	$9,000	$-
Senior debt principal - variable	5.82%	10,900	20,000
Deferred financing costs	N/A	(238)	(262)
Total outstanding (stated principal)		$19,662	$19,738

The estimated maturities of debt at December 31 are as follows (in thousands):

	Senior Debt	Deferred
Due By December 31:	Principal	Financing Costs	Total
2019	$1,250	$(98)	$1,152
2020	4,650	(105)	4,545
2021	14,000	(9)	13,991
2022	-	(10)	(10)
2023	-	(9)	(9)
2024	-	(7)	(7)
Total debt	$19,900	$(238)	$19,662

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

Revenue Recognition

Effective October 1, 2018, the Company adopted the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606) using the modified retrospective approach. Topic 606 requires the Company to recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company generally recognizes revenue at a point in time.  The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less.  The adoption of this new guidance did not result in any change to our recognition of revenue.

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods are services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

•	Sales of ethanol

•	Sales of distillers grains
•	Sales of distillers corn oil

We disclose disaggregation of revenue according to product line, along with accounts receivable from contracts with customers, in Note 5.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of December 31, 2018, we had $10.9 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.1 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended December 31, 2018, sales of ethanol represented 74% of our total revenues and corn costs represented 73% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At December 31, 2018, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.08 and $3.48 respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 22% of our total revenues for the quarter ended December 31, 2018. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $146.50 per ton at December 31, 2018.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 7% of total cost of sales for the quarter ended December 31, 2018. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At December 31, 2018, the price of natural gas on the NYMEX was $2.94 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts that guaranteed prices on 6% of our ethanol gallons sold. At December 31, 2018, we had entered into forward sale contracts representing 95% of our expected distillers’ grains production output through January 2019.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.08	$7.8
Distillers grains	0.2	tons	10.0%	146.50	2.9
Corn	27.1	bushels	10.0%	3.48	9.4
Natural gas	2.1	mmbtus	10.0%	2.94	0.6

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

(2)

Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of December 31, 2018.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of December 31, 2018, we had $10.9 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.1 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2018 Annual Report on Form 10-K.

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

101

The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2018 and September 30, 2018 ; (ii) Consolidated Statements of Operations for the three months ended December 31, 2018 and December 31, 2017; (iii) Consolidated Statements of Changes in Member’s Equity for the three months ended December 31, 2018; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017; and (v) Notes to the Consolidated Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: February 11, 2019	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)