Form 10-Q
period 2019-03-31
Advanced BioEnergy, LLC
filed 2019-05-10
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None

As of May 1, 2019, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	March 31,	September 30,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,019	$12,727
Accounts receivable:
Trade accounts receivable	4,858	4,198
Other receivables	262	192
Inventories	5,730	4,922
Prepaid expenses	1,049	732
Total current assets	15,918	22,771
Property and equipment, net	34,591	32,211
Other assets	452	452
Total assets	$50,961	$55,434
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$4,675	$4,635
Accrued expenses	1,688	2,615
Current portion of long-term debt (stated principal amount of $2,500 and $1,000 at March 31, 2019 and September 30, 2018, respectively)	2,381	905
Total current liabilities	8,744	8,155
Other liabilities	981	23
Long-term debt (stated principal amount of $18,547 and $19,000 at March 31, 2019 and September 30, 2018, respectively)	18,419	18,833
Total liabilities	28,144	27,011
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(22,009)	(16,403)
Total members' equity	22,817	28,423
Total liabilities and members' equity	$50,961	$55,434

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018
Net sales
Ethanol and related products	$33,119	$33,769	$65,071	$64,267
Total net sales	33,119	33,769	65,071	64,267
Cost of goods sold	34,580	33,836	68,806	64,745
Gross loss	(1,461)	(67)	(3,735)	(478)
Selling, general and administrative expenses	802	751	1,566	1,441
Operating loss	(2,263)	(818)	(5,301)	(1,919)
Other income	17	128	147	131
Interest income	1	1	2	2
Interest expense	(253)	(195)	(454)	(396)
Net loss	$(2,498)	$(884)	$(5,606)	$(2,182)
Weighted average units outstanding - basic and diluted	25,411	25,411	25,411	25,411
Loss per unit - basic and diluted	$(0.10)	$(0.03)	$(0.22)	$(0.09)

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Six Months and Three Months Ended March 31, 2019 and March 31, 2018

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - September 30, 2018	25,410,851	$44,826	$(16,403)	$28,423
Net loss	-	-	(5,606)	(5,606)
MEMBERS' EQUITY - March 31, 2019	25,410,851	$44,826	$(22,009)	$22,817

	Three Months Ended
	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - December 31, 2018	25,410,851	$44,826	$(19,511)	$25,315
Net loss	-	-	(2,498)	(2,498)
MEMBERS' EQUITY - March 31, 2019	25,410,851	$44,826	$(22,009)	$22,817

	Six Months Ended
	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - September 30, 2017	25,410,851	$44,826	$(13,346)	$31,480
Net loss	-	-	(2,182)	(2,182)
MEMBERS' EQUITY - March 31, 2018	25,410,851	$44,826	$(15,528)	$29,298

	Three Months Ended
	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - December 31, 2017	25,410,851	$44,826	$(14,644)	$30,182
Net loss	-	-	(884)	(884)
MEMBERS' EQUITY - March 31, 2018	25,410,851	$44,826	$(15,528)	$29,298

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,606)	$(2,182)
Adjustments to reconcile net loss to operating activities cash flows:
Depreciation	1,934	1,931
Amortization of deferred financing costs	54	49
Amortization of deferred rent	(4)	(4)
Change in working capital components:
Trade accounts receivable	(660)	1,041
Other receivables	(70)	577
Inventories	(808)	(415)
Prepaid expenses	(317)	(324)
Accounts payable	171	243
Accrued expenses	35	278
Net cash provided by (used in) operating activities	(5,271)	1,194
Cash flows from investing activities:
Purchase of property and equipment	(4,445)	(896)
Change in other assets	-	304
Net cash used in investing activities	(4,445)	(592)
Cash flows from financing activities:
Payments on debt	(1,000)	(2,425)
Proceeds from debt	2,047	-
Payment of deferred financing costs	(39)	(39)
Net cash provided by (used in) financing activities	1,008	(2,464)
Net decrease in cash, cash equivalents and restricted cash	(8,708)	(1,862)
Beginning cash, cash equivalents and restricted cash	12,727	19,804
Ending cash, cash equivalents and restricted cash	$4,019	$17,942
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $131 thousand and $0 thousand in the six months ended March 31, 2019 and March 31, 2018, respectively	$384	$365
Supplemental disclosure of non-cash financing and investing activities:
Accounts payable and accrued expenses related to fixed assets	$562	$158

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. The financial information as of March 31, 2019 and the results of operations for the three and six months ended March 31, 2019 are not necessarily indicative of the results for the fiscal year ending September 30, 2019. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

The Company currently owns two ethanol production facilities in Aberdeen and Huron, South Dakota with a combined nameplate production capacity of 80 million gallons per year.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of these same amounts shown in the consolidated statement of cash flows (in thousands):

	March 31,	March 31,
	2019	2018
Cash and cash equivalents	$4,019	$17,942
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$4,019	$17,942

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

Receivables

Credit sales are made to a relatively small numbers of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  There was no allowance for doubtful accounts recorded at March 31, 2019 or September 30, 2018.

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

Interest capitalized in property and equipment was $131,000 and $0 for the six months ended March 31, 2019 and 2018, respectively.

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment is recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss is measured by the amount by which the carrying value of the asset exceeds the estimated fair value on that date.

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

Revenue Recognition

Effective October 1, 2018, the Company adopted the new guidance of Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (Topic 606) using the modified retrospective approach. Topic 606 requires the Company to recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which ABE expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company generally recognizes revenue at a point in time.  The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less.  The adoption of this new guidance did not result in any change to our recognition of revenue.

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods is are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods.

•	Sales of ethanol
•	Sales of distillers grains
•	Sales of distillers corn oil

We disclose disaggregation of revenue according to product line, along with accounts receivable from contracts with customers, in Note 5.

Loss per Unit

Basic and diluted loss per unit is computed using the weighted-average number of units outstanding during the period.

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

Recent Accounting Pronouncements

In February 2016, the ASC was amended and a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (“ROU”) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. The ROU asset will initially be measured as the sum of the initial lease liability, initial costs directly attributable to negotiating and arranging the lease, and any payments made by the lessee to the lessor at or before the lease commencement date less any lease incentives received. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. There are practical expedients which relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We have not completed the evaluation of the effect this standard will have on our financial statements, but we believe that adopting this standard may have a material effect on our assets and liabilities due to the recognition of right-of-use assets and liabilities on our consolidated balance sheet. The Company is continuing its assessment, which may identify additional effects that adoption of this standard may have on its consolidated financial statements and related disclosures.

2. Inventories

A summary of inventories is as follows (in thousands):

	March 31,	September 30,
	2019	2018
Chemicals	$996	$783
Work in process	744	677
Ethanol	1,840	1,261
Distillers grain	227	416
Supplies and parts	1,923	1,785
Total	$5,730	$4,922

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	March 31,	September 30,
	2019	2018
Land	$1,838	$1,811
Buildings	7,786	8,168
Process equipment	109,569	110,348
Other equipment	668	636
Office equipment	495	1,239
Construction in process	7,635	3,561
	127,991	125,763
Accumulated depreciation	(93,400)	(93,552)
Property and equipment, net	$34,591	$32,211

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	March 31,
	2019	March 31,	September 30,
	Interest Rate	2019	2018
ABE South Dakota:
Senior debt principal - fixed	6.32%	$9,000	$-
Senior debt principal - variable	6.02%	12,047	20,000
Deferred financing costs	N/A	(247)	(262)
Total outstanding		$20,800	$19,738

The estimated maturities of debt are as follows (in thousands):

	Senior Debt	Deferred
Due By March 31:	Principal	Financing Costs	Total
2020	$2,500	$(119)	$2,381
2021	18,000	(95)	17,905
2022	547	(10)	537
2023	-	(9)	(9)
2024	-	(9)	(9)
Thereafter	-	(5)	(5)
Total debt	$21,047	$(247)	$20,800

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

The $20.0 million Term Loan had a fixed interest rate (“Fixed Rate”) at March 31, 2019. On October 26, 2018, the Company elected to lock in a fixed rate of 6.4%, rather than a variable rate, on the remaining balance of the Term Loan. On January 2, 2019, the Company entered into an Interest Rate Conversation Agreement with AgCountry, under which the Fixed Rate of 6.4% was reduced to 6.32% for the remainder of the loan term. The Company may elect one or more fixed or adjustable interest rates, rather than a variable rate, based on AgCountry’s cost of funds at the time of the election, plus a margin of 350 basis points. Any election must apply to $1.0 million, plus accrued interest, on the Term Loan. On April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan was originally scheduled to be fully amortized over five years with the final payment on January 1, 2021. As described below, the payments originally due in January, April, and July 2019 have been deferred and are now due at the end of the term, or January 1, 2021. At March 31, 2019, the balance of the Term Loan was $9.0 million.

The $10.0 Revolving Term Facility has a variable interest Rate (“Variable Rate”) equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. At March 31, 2019, the Variable Rate was equal to the one-month LIBOR rate of 2.52% plus a Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At March 31, 2019, the balance of the Revolving Term Facility was $10.0 million.

The Margin will (i) decrease to 3.25% when the aggregate principal balance of all outstanding loans and the unfunded commitment level is $20.0 million or less, and (ii) decrease to 3.00% when this amount is $15.0 million or less. At March 31, 2019, the principal balance of all outstanding loans was $20.8 million, and the unfunded commitment level was $3.0 million.

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

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the 2015 Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company is required to make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will be required to make quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment due on July 1, 2024.  At March 31, 2019, $2.0 million had been drawn on the 2018 Term Loan, and $47,000 in loan fees and closing costs had been incurred and have been classified as deferred financing costs.  These deferred financing costs will be amortized as interest expense over the term of the 2018 Term Loan.

Amendment and Waivers to 2015 Credit Agreement

As a result of a depressed margin environment in fiscal 2018, ABE South Dakota requested waivers for certain specific Events of Default at September 30, 2018, and requested covenant amendments for specific future covenants for which ABE South Dakota projected possible non-compliance.  Although ABE South Dakota’s lender, AgCountry Farm Credit Services, PCA, granted the waivers and covenant amendments via the Third and Fourth Amendments to the 2015 Credit Agreement, as discussed below, we cannot project with certainty that we will meet all covenant obligations, as amended, if depressed margins continue for an extended period of time.  If ABE South Dakota is unable to comply with the amended covenants, we cannot ensure that our lender will grant us future waivers, which could result in a material adverse effect upon our business, results of operations and financial condition.

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

(iv)	waive the September 30, 2019 Debt to EBITDA Ratio, and
(v)

add a Cash Sweep Covenant under which ABE South Dakota would be required to pay additional principal at the end of each fiscal year in the amount of 30 percent of Free Cash Flow.  In order for a Cash Sweep payment to be made, ABE South Dakota must remain in compliance with all covenants before and after the payment.  Free Cash Flow is defined as: fiscal year EBITDA less interest expense, scheduled principal payments, and non-financed maintenance capital expenditures.  The Fourth Amendment would also restrict future dividend payments until all covenants revert back to originally set levels.

Due to the Third and Fourth Amendments described above, ABE South Dakota evaluated projected covenant compliance for the 12 month period following March 31, 2019.  Based on this evaluation, ABE South Dakota determined compliance over the next 12 month period is reasonably possible and, as a result, has recognized debt as both current (when payment is due within 12 months of year-end) and long-term on its financial statements.

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

5. Major Customers

ABE South Dakota has ethanol marketing agreements with NGL Crude Logistics LLC (“NGL”), a diversified energy business.  These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants.  The term of these ethanol marketing agreements were set to expire on June 30, 2019.  On April 1, 2019, the agreements were amended to change the term to month to month, with three months written notice by either party required to terminate the agreement.

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), under which Dakotaland Feeds markets the local sale of wet distillers grains produced at the ABE South Dakota Huron plant and modified distillers produced at the Aberdeen plant to third parties for an agreed-upon commission.  ABE South Dakota has a marketing agreement with Gavilon to market the dried distillers grains produced at the Aberdeen and Huron plants through July 31, 2019.  ABE South Dakota self-markets its wet and a small portion of modified distillers grains produced at the Aberdeen plant.

ABE South Dakota is party to an agreement with Gavilon to market all the corn oil produced by the Huron and Aberdeen plants through November 30, 2019 and September 30, 2019, respectively.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Three and Six Months Ending	As of and for the Three and Six Months Ending	As Of
	March 31,	March 31,	September 30,
	2019	2018	2018
NGL - Ethanol
Three months revenues	$24,627	$25,972
Six months revenues	48,329	49,463
Receivable balance at period end	3,826	2,005	$3,274
Gavilon - Corn Oil & Distillers Grains
Three months revenues	$4,321	$3,633
Six months revenues	8,984	7,444
Receivable balance at period end	385	360	$385
Dakotaland Feeds - Distillers Grains
Three months revenues	$3,826	$3,772
Six months revenues	7,225	6,410
Receivable balance at period end	557	591	$499

6. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. The Company had entered into the following fixed price forward contracts at March 31, 2019:

Commodity	Type	Quantity	Amount (in 000's)	Period Covered Through
Ethanol	Sale	138,600 gallons	$180	April 30, 2019
Distillers grains	Sale	9,298 tons	630	April 30, 2019
Corn oil	Sale	400,000 lbs	92	April 30, 2019

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

7. Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of March 31, 2019 and September 30, 2018, and for the six months ended March 31, 2019 and 2018.  ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota 2015 Credit Agreement. Under the 2015 Credit Agreement, ABE South Dakota is allowed to make equity distributions of up to 40% of its net income and may distribute up to 100% of its net income if it achieves and maintains an owner’s equity ratio of at least 60% and working capital of at least $15 million. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Dollars in thousands)

	March 31,	September 30,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$699	$1,220
Prepaids	54	-
Total current assets	753	1,220
Property and equipment, net	21	25
Other assets:
Investment in ABE South Dakota	22,180	27,303
Other assets	32	32
Total assets	$22,986	$28,580
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accrued expenses	$150	$134
Other liabilities	19	23
Total liabilities	169	157
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(22,009)	(16,403)
Total members' equity	22,817	28,423
Total liabilities and members' equity	$22,986	$28,580

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018

Equity in losses of consolidated subsidiary	$(2,255)	$(731)	$(5,123)	$(1,892)
Selling, general and administrative expenses	(244)	(184)	(485)	(323)
Operating loss	(2,499)	(915)	(5,608)	(2,215)
Other income	-	30	-	30
Interest income	1	1	2	3
Net loss	$(2,498)	$(884)	$(5,606)	$(2,182)

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(5,606)	$(2,182)
Adjustments to reconcile net loss to operating activities cash flows:
Depreciation	4	17
Equity in losses of consolidated subsidiaries	5,123	1,892
Amortization of deferred revenue and rent	(4)	(3)
Change in working capital components:
Prepaid expenses	(54)	(51)
Accrued expenses	16	(9)
Net cash used in operating activities	(521)	(336)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Distribution to unit holders	-	-
Net cash used in financing activities	-	-
Net decrease in cash, cash equivalents and restricted cash	(521)	(336)
Beginning cash, cash equivalents and restricted cash	1,220	1,725
Ending cash, cash equivalents and restricted cash	$699	$1,389

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

•	our margins have fluctuated in the past and could again become negative, which may affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity;
•	our dependence on third parties to market and sell our ethanol and co-products;
•	our dependence on Agtegra Cooperative for the corn we need to produce ethanol;
•	our ability to successfully construct and operate a new grain receiving and storage facility at our Aberdeen, South Dakota plant;
•	our risk mitigation strategies could be unsuccessful and could materially harm our results;
•	our cash distributions depend upon our future financial and operational performance and will be affected by debt covenants, reserves and operating expenditures;
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
•

our units are subject to a number of transfer restrictions, and although we have listed these units on an internet-based matching platform, we cannot ensure that a good market will ever develop for our units; in February 2019, after we announced we had hired an investment banker to help our Board of Directors analyze strategic alternatives, we instructed the internet-based matching platform to temporarily stop allowing ABE units to be matched on this platform;

•

although in February 2019 we announced we had hired an investment banker to help our Board of Directors analyze strategic alternatives, including the possible sale of one or both of our ethanol plants, we cannot guarantee that we will be able to sell one or both of these plants and if so, at what price;

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

•

in late August 2017, the Brazilian government imposed a tariff of 20 percent on U.S. ethanol imports. The tariff will apply to imports after an initial tax-free quota of 600 million liters, or 158.5 million gallons per year. The tariff could result in reduced export demand for U.S. ethanol and have a negative impact on domestic ethanol prices;

•

the supply of ethanol rail cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire; and

•

an increase in rail traffic congestion throughout the U.S. primarily due to the increase in cargo trains carrying shale oil, which, from time to time, has and may continue to affect our ability to return our tanker rail cars to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.

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

Overview

Advanced BioEnergy, LLC (“Company,” “we,” “our,” “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business consists of producing ethanol and co-products, including wet, modified and dried distillers grains, and corn oil. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the U.S., mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly as the use of ethanol reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice, and decreases the amount of crude oil the U.S. needs to import from foreign sources.

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

DRY MILL PROCESS

Dry mill ethanol plants produce ethanol primarily by processing corn. Other possible feeds are grain sorghum, or other cellulosic materials. The corn we use is conveyed directly from Agtegra Cooperative to the plants where it is weighed and transferred to a scalper to remove rocks, cobs, and other debris.  The corn is then fed to a hammer mill where it is ground into flour and conveyed into a slurry tank. Water, heat and enzymes are added to the flour in the slurry tank to start the process of converting starch from the corn into sugar. The slurry is pumped to a liquefaction tank where additional enzymes are added. These enzymes continue the starch-to-sugar conversion. The grain slurry is pumped into fermenters, where yeast is added to begin the batch-fermentation process. Fermentation is the process of the yeast converting the sugar into alcohol and carbon dioxide. After the fermentation is complete, a vacuum distillation system removes the alcohol from the corn mash. The 95% (190-proof) alcohol from the distillation process is then transported to a molecular sieve system, where it is dehydrated to 100% alcohol (200 proof). The 200-proof alcohol is then pumped to storage tanks and blended with a denaturant, usually natural gasoline. The 200-proof alcohol and 2.0-2.5% denaturant combine to constitute denatured fuel ethanol.

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

FACILITIES

The table below provides a summary of our ethanol plants in operation as of March 31, 2019:

			Estimated
		Estimated	Annual	Estimated	Estimated
		Annual	Distillers	Annual	Annual
		Ethanol	Grains	Corn Oil	Corn	Primary
Location	Opened	Production (1)	Production(2)	Processed	Processed	Energy Source
		(Million gallons)	(000's Tons)	(000's lbs)	(Million bushels)
Aberdeen, SD (3)	January 2008	48	134	11,561	15.7	Natural Gas
Huron, SD	September 1999	32	97	5,717	11.4	Natural Gas
Consolidated		80	231	17,278	27.1

(1)	Actual permitted gallons are 65.7 million for Aberdeen and 42.0 million for Huron totaling 107.7 million gallons.
(2)	Our plants produce and sell wet, modified and dried distillers grains. The stated quantities are on a fully dried basis operating at full production capacity.

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

Plan of Operations through March 31, 2020

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

Results of Operations for the Quarter Ended March 31, 2019 Compared to Quarter Ended March 31, 2018

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for three months ended March 31, 2019 and 2018:

	Three Months		Three Months
	March 31, 2019		March 31, 2018
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	21,417	$1.15	21,051	$1.23
Distillers grains (tons)	53	$141.20	52	$135.69
Corn Oil (pounds)	4,915	$0.21	4,560	$0.17

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	7,442	$3.47	7,373	$3.24
Natural Gas (therms)	521	$4.05	521	$4.07

Net Sales

Net sales for the quarters ended March 31, 2019 and 2018 were $33.1 million and $33.8 million, respectively. Ethanol gallons sold increased by 2%, while ethanol prices decreased by 7% for the quarter ended March 31, 2019, compared to the prior quarter ended March 31, 2018. As a percentage of net sales, ethanol sales were 74% and 77% and distillers sales were 22% and 21%, for the quarters ending March 31, 2019 and March 31, 2018, respectively.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2019 were $34.6 million, compared to $33.8 million for the quarter ended March 31, 2018, an increase of $0.8 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A $2.0 million increase in corn costs, partially offset by a $0.4 million decrease in repairs and maintenance due to timing of plant shutdowns and a $0.3 million decrease in rail car lease, represented a majority of the increase in cost of goods sold in the quarter ended March 31, 2018. Corn costs represented 75% and 71% of cost of sales for each of the quarters ended March 31, 2019 and 2018, respectively. Corn prices increased 7% during the three-month period ending March 31, 2019 compared to the prior year quarter. We used 1% more corn in the three-month period ending March 31, 2019 than in the three months ended March 31, 2018.

Natural gas costs represented 6% of total cost of sales for each of the quarters ending March 31, 2019 and 2018. The cost of natural gas per mmbtu was consistent in the quarter ended March 31, 2019 compared to the previous year quarter. Our natural gas consumption in the quarter ending March 31, 2019 remained consistent with consumption in the quarter ending March 31, 2018.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs were $0.8 million for each of the quarters ended March 31, 2019 and 2018.  As a percentage of net sales, selling, general and administrative expenses were 2.4% and 2.2% of net sales, for each of the quarters ending March 31, 2019 and 2018, respectively.

Interest Expense

Interest expense for the quarter ended March 31, 2019 was $253,000 compared to $195,000 for the quarter ended March 31, 2018. The higher interest expense was the result of higher interest rates and higher interest bearing debt outstanding compared to the prior year quarter.

Results of Operations for the Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for the six months ended March 31, 2019 and 2018:

	Six Months		Six Months
	March 31, 2019		March 31, 2018
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	43,153	$1.12	40,898	$1.22
Distillers grains (tons)	108	$133.43	104	$123.71
Corn Oil (pounds)	10,720	$0.22	9,118	$0.18

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	15,049	$3.37	14,345	$3.09
Natural Gas (therms)	1,064	$4.09	1,052	$4.79

Net Sales

Net sales for the six months ended March 31, 2019 were $65.1 million, compared to $64.3 million for the six months ended March 31, 2018 an increase of $0.8 million or 1%. Ethanol gallons sold increased by 6% while prices decreased 8% for the six months ended March 31, 2019, compared to the prior six months ended March 31, 2018.  As a percentage of net sales, ethanol sales were 74% and 77% and distillers sales were 22% and 20%, for the six months ending March 31, 2019 and March 31, 2018, respectively.

Cost of Goods Sold

Cost of goods sold for the six months ended March 31, 2019 were $68.8 million, compared to $64.7 million for the six months ended March 31, 2018, an increase of $4.1 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A majority of the increase in cost of goods sold in the six months ended March 31, 2019 was the result of a $6.3 million increase in corn costs, partially offset by a $0.7 million decrease in natural gas costs and a decrease of $0.6 million in repairs and maintenance. Corn costs represented 74% and 69% of cost of sales for the six months ended March 31, 2019 and 2018, respectively.  Corn prices increased 9% during the six-month period ending March 31, 2019 compared to the six-month period ending March 31, 2018.  We used 5% more corn in the six month period ending March 31, 2019 compared to the six months ended March 31, 2018, partly as a result of more production days.

Natural gas costs represented 6% and 8% of total cost of goods sold for the six months ended March 31, 2019 and 2018, respectively. The cost of natural gas per mmbtu decreased by $0.70 per mmbtu, or 15% for the six months ending March 31, 2019 compared to the prior year period. Natural gas consumption increased 1% for the six months ending March 31, 2019 compared to the six months ending March 31, 2018.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs for the six months ended March 31, 2018 were $1.6 million compared to $1.4 million for the prior year six months.  As a percentage of net sales, selling, general and administrative expenses for the six months ending March 31, 2019 increased to 2.4%, compared to 2.2% for the six months ending March 31, 2018.

Interest Expense

Interest expense for the six months ending March 31, 2019 was $454,000, compared to $396,000 for the prior year period.  The higher interest expense for the current six months was the result of higher interest rates and a higher level of interest bearing debt outstanding in the fiscal 2019 period.

Changes in Financial Position for the Six Months ended March 31, 2019

Current Assets

The $6.9 million decrease in current assets at March 31, 2019 compared to September 30, 2018 was primarily due to a net loss of $5.6 million, $2.4 million capital expenditures net of loan proceeds and $0.7 million increase in trade receivables and other receivables, mostly due to timing differences.

Property, Plant and Equipment

The $2.4 million increase in property, plant and equipment at March 31, 2019 compared to September 30, 2018, was primarily due to capital expenditures of $4.4 million, primarily due to construction of new grain storage and receiving facilities at our Aberdeen plant, partially offset by $1.9 million of depreciation expense in the current fiscal year.

Current Liabilities

Accounts payable and accrued expenses decreased by $0.9 million at March 31, 2019 compared to September 30, 2018 primarily due to timing of payments to vendors.

Current Portion of Long-Term Debt and Long-Term Debt

The current portion of long-term debt increased by $1.5 million at March 31, 2019 compared to September 30, 2018. The current portion of long-term debt was lower at September 30, 2018 due to deferral of three future principal payments previously due on January 1, April 1, and July 1, 2019 as the result of the Fourth Amendment to the Credit Agreement.  At March 31, 2019, $1.0 million in 2015 Credit Agreement payments and $0.5 million in 2018 Term Loan payments became current.

Long-term debt decreased by $0.4 million at March 31, 2019 compared to September 30, 2018. This decrease was due to a $1.0 million debt payment made in October 2018 and $1.5 million in long-term debt becoming current, offset by $2.0 million drawn on the 2018 Term Loan.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of January 2019, current annualized U.S. ethanol production capacity in operation was approximately 16.0 billion gallons per year, with actual annualized production around 15.7 billion gallons per year. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline.  The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 142.98 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 14.3 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example, minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended March 31, 2019, the average Chicago OPIS Spot Ethanol Assessment was $1.32 per gallon and the average NYMEX RBOB spot gasoline price was $1.59 per gallon, or approximately $0.27 per gallon above ethanol prices.

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

The Renewable Fuels Standard

The Renewable Fuels Standard (“RFS”) is a national program that imposes requirements with respect to the amount of renewable fuel produced and used in the U.S. The RFS was revised by the EPA in July 2010 (“RFS2”) and applies to refineries, blenders, distributors and importers. We believe the RFS2 program has and will continue to increase the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels. The RFS2 required that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, representing 7% of the anticipated gasoline and diesel consumption in 2022. In 2013, RFS2 required refiners and importers to blend renewable fuels totaling at least 9.74% of total fuel volume, of which 8.12% of total fuel volume, or 13.8 billion gallons, could be derived from corn-based ethanol. The remainder of the requirement is to be met by non-corn related advanced renewable fuels such as cellulosic ethanol and biomass-based biodiesel. The RFS requirement for corn-based ethanol was capped at 15.0 billion gallons starting in 2015.

As of October 2018, current annualized ethanol production is approximately 16.2 billion gallons per the RFA. On November 30, 2017, the EPA announced the final rule for the 2018 Renewable Volume Obligations (“RVO”s), which was set at 15.0 billion gallons for corn-based ethanol. This rule was set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, but has a reduction in the amount of advanced biofuels required. On June 26, 2018 the EPA announced proposed RVOs for 2019, which include 15.0 billion gallons for corn-based ethanol, consistent with both the 2018 RVOs and the original statutory volumes. On November 30, 2018 the EPA announced the final RVOs for 2019. The final RVOs for 2019 were consistent with the volumes proposed in June, with an increase only in advanced biofuel volumes to 4.92 billion gallons from the proposed 4.88 billion gallons. The 15.0 billion gallons that can be met with corn-based ethanol remains the same as the June 2018 proposal and the original statutory volumes.

The following chart illustrates the potential U.S. ethanol demand based on the schedule of minimum usage established by the RFS2 program through the year 2022 (in billions of gallons).

		Cellulosic			RFS Requirement
	Total Renewable	Ethanol	Biodiesel		That Can Be Met
	Fuel	Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol
2018 (1)	26.00	7.00	-	11.00	15.00
2018 (2)	19.29	0.29	2.10	4.29	15.00
2019 (1)	28.00	8.50	-	13.00	15.00
2019 (3)	19.88	0.38	2.10	4.88	15.00
2019 (4)	19.92	0.42	2.10	4.92	15.00
2020	30.00	10.50	2.43	15.00	15.00
2021	33.00	13.50	-	18.00	15.00
2022	36.00	16.00	-	21.00	15.00

(1)	Original statutory volumes.
(2)	Final EPA Renewable Fuel Standards for 2018 issued November 2017.
(3)	Proposed EPA Renewable Fuel Standards for 2019 issued June 2018.
(4)	Final EPA Renewable Fuel Standards for 2019 issued November 2018.

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

Tax Cuts and Job Act

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), was signed into law. The 2017 Tax Reform Act includes significant changes to the taxation of business entities, including a permanent reduction to the federal corporate income tax rate from 35% to 21% effective in 2018 and changes to deductibility of interest on debt obligation. The impact of the 2017 Tax Reform Act on the Company is minimal because the Company is a pass-through entity.

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of January 2019, current annualized U.S. ethanol production capacity in operation was approximately 16.0 billion gallons per year, with current annualized production around 15.7 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources than we do. As of January 2019, South Dakota had 15 ethanol plants producing an aggregate of 1.1 billion gallons of ethanol per year.

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

Ethanol Marketing

ABE South Dakota has ethanol marketing agreements with NGL Crude Logistics LLC (“NGL”), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. These ethanol marketing agreements by their terms were set to expire on June 30, 2019.  On April 1, 2019, the agreements were amended to change the term to month to month, with three months written notice by either party required to terminate the agreement.

CO-PRODUCTS

Sales of distillers grains have represented 22% and 21% of our revenues for the quarters ended March 31, 2019 and 2018, respectively. When the plants are operating at capacity, they produce approximately 231,000 tons of dried distillers grains equivalents per year, approximately 15-16 pounds per bushel of corn used.  Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains; modified wet distillers grains with solubles, known as modified distillers grains; and dry distillers grains with solubles. Wet and modified distillers grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-Q, we sometimes refer to these products as “distillers grains” or “distillers.”

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

Competition

In the sales of distillers grains, we compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. Currently we derive 62% of our distillers grain revenues from the sale of dried distillers grains, which have an indefinite shelf life and can be transported by truck or rail, and 38% from the sale of modified or wet distillers grains, which have a shorter shelf life and are typically sold in local markets via truck.

We compete with other ethanol producers in the sale of corn oil. We ship all of the corn oil at our facilities via truck. Many ethanol producers have added corn oil technology to their facilities.

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) to market wet distillers grains produced at the Huron plant and modified distillers produced at the Aberdeen plant. ABE South Dakota has a marketing agreement with Gavilon Ingredients, LLC (“Gavilon”) for dried distillers grains produced at the Huron and Aberdeen plants that became effective July 1, 2013. The marketing agreement requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers grains produced at the Huron and Aberdeen plants through July 31, 2019. The Aberdeen plant self-markets its wet and a small portion of modified distillers grains.

ABE South Dakota is party to an agreement with Gavilon to market all the corn oil produced by the Huron and Aberdeen plants through November 30, 2019 and September 30, 2019, respectively.

CAPITAL RESOURCES

During the quarter ended March 31, 2019, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has had minimal activity since the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions under the 2015 Credit Agreement with AgCountry.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $0.7 million on hand at March 31, 2019. ABE did not have any debt outstanding as of March 31, 2019.

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

ABE Fairmont

ABE Fairmont had no cash or cash equivalents on hand at March 31, 2019.

During the quarter ended March 31, 2018, ABE Fairmont completed its obligations to Flint Hills Resources, LLC with respect to post-closing matters, including completing the transfer of certain railway lines. The Company is currently in the process of dissolving the ABE Fairmont entity.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $3.3 million on hand at March 31, 2019. As of March 31, 2019, ABE South Dakota had interest-bearing term debt outstanding of $21.0 million.

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

The $20.0 million Term Loan had a fixed interest rate (“Fixed Rate”) at March 31, 2019. On October 26, 2018, the Company elected to lock in a fixed rate of 6.40%, rather than a variable rate, on the remaining balance of the Term Loan. On January 2, 2019, the Company entered into an Interest Rate Conversion Agreement with AgCountry, under which the Fixed Rate of 6.40% was reduced to 6.32%. The Company may elect one or more fixed or adjustable interest rates, rather than a variable rate, based on AgCountry’s cost of funds at the time of election, plus a margin of 350 basis points. Any election must apply to $1.0 million or more owing on the Term Loan. On April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan was originally scheduled to be fully amortized over five years with the final payment on January 1, 2021. As described below, the payments originally due in January, April and July 2019 have been deferred and are now due at the end of the term, or January 1, 2021. At March 31, 2019, the balance of the Term Loan was $9.0 million.

The $10.0 Revolving Term Facility has a variable interest rate (“Variable Rate”) equal to the one month LIBOR rate plus an initial Margin of 350 basis points. At March 31, 2019, the Variable Rate was equal to the one-month LIBOR rate of 2.52% plus a Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At March 31, 2019, the balance on the Term Loan was $10.0 million.

The Margin will (i) decrease to 3.25% when the aggregate principal balance of all outstanding loans and the unfunded commitment level is $20.0 million or less, and (ii) decrease to 3.00% when this amount is $15.0 million or less. At March 31, 2019, the principal balance of all outstanding loans was $20.8 million, and the unfunded commitment level was $3.0 million.

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

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the 2015 Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company is required to make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will be required to make quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment on July 1, 2024.  At March 31, 2019, $2.0 million funds had been drawn on the 2018 Term Loan, and $47,000 in loan fees and closing costs had been incurred and have been classified as deferred financing costs.  These deferred financing costs will be amortized as interest expense over the term of the 2018 Term Loan.

Amendment and Waivers to 2015 Credit Agreement

As a result of a depressed margin environment in fiscal 2018, ABE South Dakota requested waivers for specific Events of Default at September 30, 2018, and requested covenant amendments for specific future covenants for which ABE South Dakota projected possible non-compliance.  Although ABE South Dakota’s lender, AgCountry Farm Credit Services, PCA, granted the waivers and covenant amendments via the Third and Fourth Amendments to the 2015 Credit Agreement, as discussed below, we cannot project with certainty that we will meet all covenant obligations, as amended, if depressed margins continue for an extended period of time.  If ABE South Dakota is unable to comply with the amended covenants, we cannot ensure that our lender will grant us future waivers, which could result in a material adverse effect upon our business, results of operations and financial condition.

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
(iv)	waive the September 30, 2019 Debt to EBITDA Ratio, and
(v)

add a Cash Sweep Covenant under which ABE South Dakota would be required to pay additional principal at the end of each fiscal year in the amount of 30 percent of Free Cash Flow.  In order for a Cash Sweep payment to be made, ABE South Dakota must remain in compliance with all covenants before and after the payment.  Free Cash Flow is defined as: fiscal year EBITDA less interest expense, scheduled principal payments, and non-financed maintenance capital expenditures.  The Fourth Amendment would also restrict future dividend payments until all covenants revert back to originally set levels.

Due to the Third and Fourth Amendments described above, ABE South Dakota evaluated projected covenant compliance for the 12 month period following March 31, 2019.  Based on this evaluation, ABE South Dakota determined compliance over the next 12 month period is reasonably possible and, as a result, has recognized debt as both current (when payment is due within 12 months of year-end) and long-term on its financial statements.

CASH FLOWS

The following table shows our cash flows for the six months ended March 31, 2019 and 2018:

	Six Months Ended March 31
	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$(5,271)	$1,194
Net cash used in investing activities	(4,445)	(592)
Net cash provided by (used in) financing activities	1,008	(2,464)

Cash Flow from Operations

Cash flows used in operating activities for the six months ending March 31, 2019 were approximately $5.3 million compared to $1.2 million provided by the prior year period, a decrease of $6.5 million. Lower operating margins accounted for the majority of the overall decrease in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows used in investing activities for the six months ending March 31, 2019 were approximately $4.4 million compared to $0.6 million used in investing activities for the prior year period. The current year six months included $4.4 million in additions to property and equipment. The prior year six months included a net of $0.9 million in additions to property and equipment offset by $0.3 million of patronage income.

Cash Flow from Financing Activities

Cash flows provided by financing activities for the six months ending March 31, 2019 were $1.0 million compared to $2.5 million used in for the prior year period. The current period included long-term debt payments of $1.0 million on the 2015 Credit Agreement. The prior year period included long-term debt payments of $2.0 million on the 2015 Credit Agreement and $0.4 million debt payments on the 2016 Term Loan.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	March 31,
	2019	March 31,	September 30,
	Interest Rate	2019	2018
ABE South Dakota:
Senior debt principal - fixed	6.32%	$9,000	$-
Senior debt principal - variable	6.02%	12,047	20,000
Deferred financing costs	N/A	(247)	(262)
Total outstanding		$20,800	$19,738

The estimated maturities of debt at March 31 are as follows (in thousands):

	Senior Debt	Deferred
Due By March 31:	Principal	Financing Costs	Total
2020	$2,500	$(119)	$2,381
2021	18,000	(95)	17,905
2022	547	(10)	537
2023	-	(9)	(9)
2024	-	(9)	(9)
Thereafter	-	(5)	(5)
Total debt	$21,047	$(247)	$20,800

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

Revenue Recognition

Effective October 1, 2018, the Company adopted the new guidance of ASC Topic 606, “Revenue from Contracts with Customers,” (Topic 606) using the modified retrospective approach. Topic 606 requires the Company to recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company generally recognizes revenue at a point in time.  The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less.  The adoption of this new guidance did not result in any change to our recognition of revenue.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of March 31, 2019, we had $12.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.12 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended March 31, 2019, sales of ethanol represented 74% of our total revenues and corn costs represented 75% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At March 31, 2019, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.15 and $3.40 respectively.

We are also subject to market risk on the selling prices of our distillers grains, which represented 22% of our total revenues for the quarter ended March 31, 2019. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers grains spot price for local customers was $139.50 per ton at March 31, 2019.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 6% of total cost of sales for the quarter ended March 31, 2019. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At March 31, 2019, the price of natural gas on the NYMEX was $2.66 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, from time to time we have entered into forward purchase/sale contracts. As of March 31, 2019, we entered into forward sales contracts that guaranteed prices on 2% of our ethanol gallons sold. At March 31, 2019, we had outstanding forward sale contracts representing 48% of our expected distillers grains production output through April 2019.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.15	$8.3
Distillers grains	0.2	tons	10.0%	139.50	2.8
Corn	27.1	bushels	10.0%	3.40	9.2
Natural gas	2.1	mmbtus	10.0%	2.66	0.6

(1)

The volume of ethanol at risk is based on the assumption that we will enter into contracts for 10% of our expected annual gallons capacity of 80 million gallons. The volume of distillers grains at risk is based on the assumption that we will enter into contracts for 9% of our expected annual distillers grains production of 231,000 tons. The volume of corn is based on the assumption that we will enter into forward contracts for none of our estimated current 27.1 million bushel annual requirement. The volume of natural gas is based on the assumption that we will continue to lock in none of our estimated gas usage.

(2)

Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of March 31, 2019.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of March 31, 2019, we had $12.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.12 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

ABE South Dakota, LLC entered into a Grain Origination Agreement with Agtegra Cooperative (“Agtegra”) under which Agtegra originates, stores and delivers corn to the Aberdeen and Huron plants. Although this agreement allows us to purchase corn from other sources, we have historically not done this. This Grain Origination Agreement automatically renewed for a three-year term in November 2016 and was set to expire in November 2019.   On May 4, 2018, we issued a partial notice of termination of this agreement with respect to the Aberdeen plant due to our plans to construct a grain storage and receiving facility.  The remaining agreement for the Huron plant by its terms would expire in November 2019, but would automatically renew for a three-year term unless cancelled by either party at least 180 days prior to November 8, 2019, the end of the initial three-year renewal term.

ABE South Dakota and Agtegra entered into an amendment dated as of April 16, 2019, under which they agreed to amend the Grain Origination Agreement effective as November 8, 2019.  Under the amendment, (i) ABE South Dakota agreed to pay Agtegra a new lower commission price per bushel of corn purchased, (ii) ABE South Dakota agreed to generally pay Agtegra for grain delivered on the day after delivery; and (iii) the parties agreed that either party may terminate the Grain Origination Agreement at any time after November 8, 2019 upon 24 month written notice.  A copy of this Second Amendment dated as of April 16, 2019 to the Grain Origination Agreement between ABE South Dakota and Agtegra is attached as Exhibit 10.1 to this Form 10-Q.

Item 6. Exhibits

Exhibit
No.	Description	Method of Filing

**10.1	Second Amendment dated as of April 16, 2019 to the Grain Origination Agreement between ABE South Dakota, LLC and Agtegra Cooperative.	Filed Electronically
10.2	Amendment No. 4 dated as of April 1, 2019 to Ethanol Marketing Agreement dated May 4, 2012, as amended, between NGL Crude Logistics LLC, f/k/a Gavilon, LLC and ABE South Dakota, LLC.	Filed Electronically

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Financial and Accounting Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically

101

The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2019 and September 30, 2018 ; (ii) Consolidated Statements of Operations for the three and six months ended March 31, 2019 and March 31, 2018; (iii) Consolidated Statements of Changes in Member’s Equity for the three and six months ended March 31, 2019; (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and 2018; and (v) Notes to the Consolidated Financial Statements.

Filed Electronically

** Portions of this exhibit, as identified by the mark [*] have been omitted because these portions contain information that is both (i)  not material and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: May 10, 2019	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)