Form 10-Q
period 2019-06-30
Advanced BioEnergy, LLC
filed 2019-08-14
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2019, the number of outstanding units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	June 30,	September 30,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,294	$12,727
Accounts receivable:
Trade accounts receivable	4,242	4,198
Other receivables	246	192
Inventories	5,647	4,922
Prepaid expenses	832	732
Total current assets	13,261	22,771
Property and equipment, net	35,558	32,211
Other assets	452	452
Total assets	$49,271	$55,434
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$5,517	$4,635
Accrued expenses	1,645	2,615
Current portion of long-term debt (stated principal amount of $22,379 and $1,000 at June 30, 2019 and September 30, 2018, respectively)	22,160	905
Total current liabilities	29,322	8,155
Other liabilities	1,004	23
Long-term debt (stated principal amount of $0 and $19,000 at June 30, 2019 and September 30, 2018, respectively)	-	18,833
Total liabilities	30,326	27,011
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(25,881)	(16,403)
Total members' equity	18,945	28,423
Total liabilities and members' equity	$49,271	$55,434

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net sales
Ethanol and related products	$31,052	$36,171	$96,123	$100,438
Total net sales	31,052	36,171	96,123	100,438
Cost of goods sold	33,805	35,991	102,612	100,737
Gross profit (loss)	(2,753)	180	(6,489)	(299)
Selling, general and administrative expenses	872	620	2,438	2,060
Operating loss	(3,625)	(440)	(8,927)	(2,359)
Other income, net	12	56	159	187
Interest income	1	1	3	4
Interest expense	(260)	(187)	(713)	(584)
Net loss	$(3,872)	$(570)	$(9,478)	$(2,752)
Weighted average units outstanding - basic and diluted	25,411	25,411	25,411	25,411
Loss per unit - basic and diluted	$(0.15)	$(0.02)	$(0.37)	$(0.11)

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statement of Changes in Members’ Equity

For the Nine Months and Three Months Ended June 30, 2019 and June 30, 2018

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - September 30, 2018	25,410,851	44,826	(16,403)	28,423
Net loss	-	-	(9,478)	(9,478)
MEMBERS' EQUITY - June 30, 2019	25,410,851	$44,826	$(25,881)	$18,945

	Three Months Ended
	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - March 31, 2019	25,410,851	$44,826	$(22,009)	$22,817
Net loss	-	-	(3,872)	(3,872)
MEMBERS' EQUITY - June 30, 2019	25,410,851	$44,826	$(25,881)	$18,945

	Nine Months Ended
	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - September 30, 2017	25,410,851	$44,826	$(13,346)	$31,480
Net loss	-	-	(2,752)	(2,752)
MEMBERS' EQUITY - June 30, 2018	25,410,851	$44,826	$(16,098)	$28,728

	Three Months Ended
	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - March 31, 2018	25,410,851	$44,826	$(15,528)	$29,298
Net loss	-	-	(570)	(570)
MEMBERS' EQUITY - June 30, 2018	25,410,851	$44,826	$(16,098)	$28,728

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,478)	$(2,752)
Adjustments to reconcile net loss to operating activities cash flows:
Depreciation	2,883	2,899
Amortization of deferred financing costs	82	72
Amortization of deferred rent	(6)	(6)
Gain on disposal of assets	(1)	-
Change in working capital components:
Trade accounts receivable	(44)	(320)
Other receivables	(54)	517
Inventories	(725)	(562)
Prepaid expenses	(100)	(174)
Accounts payable	828	453
Accrued expenses	17	83
Net cash provided by (used in) operating activities	(6,598)	210
Cash flows from investing activities:
Purchase of property and equipment	(6,222)	(1,582)
Proceeds from sale of assets	47	-
Change in other assets	-	304
Net cash used in investing activities	(6,175)	(1,278)
Cash flows from financing activities:
Payments on debt	(1,000)	(3,638)
Proceeds from debt	3,379	-
Payment of deferred financing costs	(39)	(46)
Net cash provided by (used in) financing activities	2,340	(3,684)
Net decrease in cash, cash equivalents and restricted cash	(10,433)	(4,752)
Beginning cash, cash equivalents and restricted cash	12,727	19,804
Ending cash, cash equivalents and restricted cash	$2,294	$15,052
Supplemental disclosure of cash flow information:
Cash paid for interest	$699	$613
Supplemental disclosure of non-cash financing and investing activities:
Accounts payable and accrued expenses related to fixed assets	$747	$32

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned subsidiary, ABE South Dakota, LLC (“ABE South Dakota”). Substantially all of the assets of the Company’s ABE Fairmont, LLC subsidiary were sold in December 2012 and ABE Fairmont, LLC has been liquidated and dissolved.  All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. The financial information as of June 30, 2019 and the results of operations for the three and nine months ended June 30, 2019 are not necessarily indicative of the results for the fiscal year ending September 30, 2019. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts in the consolidated statement of cash flows (in thousands):

	June 30,	June 30,
	2019	2018
Cash and cash equivalents	$2,294	$14,052
Restricted cash	-	1,000
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,294	$15,052

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

Receivables

Credit sales are made to a relatively small number of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  There was no allowance for doubtful accounts recorded at June 30, 2019 or September 30, 2018.

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

Interest capitalized in property and equipment was $235,000 and $0 for the nine months ended June 30, 2019 and 2018, respectively.

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

Income per Unit

Basic and diluted loss per-unit is computed using the weighted-average number of vested units outstanding during the period.

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

Liquidity, Going Concern Analysis, and Subsequent Event

The Company has experienced an extended period of depressed margins which has resulted in a significant decrease in working capital and cash over the past several months.  In December 2018, the Company was able to obtain covenant waivers from its lender to cure Events of Default related to covenant compliance and to modify future covenant requirements to allow it to remain in compliance until the margin environment improved.  On February 26, 2019, the Company announced that it had retained a financial advisory firm to explore strategic alternatives and help evaluate the opportunities and options available to the Company, which could include the sale of one or both of its ethanol plants. The margin environment did not improve in the ensuing months. As a result, pressure on working capital and cash increased, and the Company was required to seek additional waivers for Events of Default at June 30, 2019 and July 31, 2019.  These factors raised substantial doubt as to the Company’s ability to continue as a going concern for the next 12 months.  Management believed these factors to be significant due to a lack of liquidity and uncertainty regarding the Company’s ability to meet its financial obligations without additional financing or equity infusion.  On August 1, 2019, the Company entered into an Asset Purchase Agreement with Glacial Lakes Energy (“GLE”) under which the Company agreed to sell both its ethanol plants to GLE for a price of $47.5 million plus the value of the inventory at closing.  On August 7, 2019, ABE South Dakota then entered into the Fifth Supplement to the Master Credit Agreement described elsewhere in this Form 10-Q, which provided the Company with adequate capital resources to meet its obligations.  The Company currently expects the transaction to close in the third or fourth calendar quarter of 2019.  Due to management’s plans to sell substantially all of the Company’s assets and the ability of the Company to settle all outstanding Company obligations with the proceeds of the sale, management believes the substantial doubt regarding the Company’s ability to continue as a going concern has been alleviated.  Although the Company believes there is a high likelihood the transaction will close, in the event the transaction does not close, unless margins improve significantly, the Company would be required to seek additional debt waivers and possible additional financing while it pursued other strategic alternatives.

2. Inventories

A summary of inventories is as follows (in thousands):

	June 30,	September 30,
	2019	2018
Chemicals	$834	$783
Work in process	808	677
Ethanol	1,713	1,261
Distillers grain	429	416
Supplies and parts	1,863	1,785
Total	$5,647	$4,922

3. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	June 30,	September 30,
	2019	2018
Land	$1,838	$1,811
Buildings	7,786	8,168
Process equipment	110,559	110,348
Other equipment	777	636
Office equipment	378	1,239
Construction in process	8,500	3,561
	129,838	125,763
Accumulated depreciation	(94,280)	(93,552)
Property and equipment, net	$35,558	$32,211

4. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	June 30,
	2019	June 30,	September 30,
	Interest Rate	2019	2018
ABE South Dakota:
Senior debt principal - fixed	6.32%	$9,000	$-
Senior debt principal - variable	5.95%	13,379	20,000
Deferred financing costs	N/A	(219)	(262)
Total outstanding		$22,160	$19,738

The estimated maturities of debt are as follows (in thousands):

	Senior Debt	Deferred
Due By June 30:	Principal	Financing Costs	Total
2020	$22,379	$(219)	$22,160
Total debt	$22,379	$(219)	$22,160

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

The $20.0 million Term Loan has a fixed interest rate (“Fixed Rate”) at June 30, 2019. On October 26, 2018, the Company elected to lock in a fixed rate of 6.4%, rather than a variable rate, on the remaining balance of the Term Loan. On January 2, 2019, the Company entered into an Interest Rate Conversation Agreement with AgCountry, under which the Fixed Rate of 6.4% was reduced to 6.32% for the remainder of the loan term. The Company may elect one or more fixed or adjustable interest rates, rather than a variable rate, based on AgCountry’s cost of funds at the time of the election, plus the margin of 350 basis points. Any election must apply to $1.0 million, plus accrued interest, on the Term Loan. The Term Loan was originally scheduled to be fully amortized over five years with the final payment on January 1, 2021. As described below, the payments originally due in January, April and July 2019 have been deferred and are now due at the end of the term, or January 1, 2021. At June 30, 2019, the balance of the Term Loan was $9.0 million.

The $10.0 million Revolving Term Facility has a variable rate (“Variable Rate”) equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. At June 30, 2019, the Variable Rate was equal to the one-month LIBOR rate of 2.45% plus a Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At June 30, 2019, the balance of the Revolving Term Facility was $10.0 million.

The Margin will (i) decrease to 3.25% when the aggregate principal balance of all outstanding loans and the unfunded commitment level is $20.0 million or less, and (ii) decrease to 3.00% when this amount is $15.0 million or less.  At June 30, 2019, the principal balance of all outstanding loans was $22.2 million, and the unfunded commitment level was $1.6 million.

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

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the 2015 Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company will make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will be required to make quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment due on July 1, 2024.  At June 30, 2019, $3.4 million  had been drawn on the 2018 Term Loan, and $47,000 in loan fees and closing costs had been incurred, which have been classified as deferred financing costs. These deferred financing costs will be amortized as interest expense over the term of the 2018 Term Loan.

2019 Short-Term Revolving Credit Loan

On August 7, 2019, ABE South Dakota entered into the Fifth Supplement to the Master Credit Agreement (“2019 Revolving Loan”), with AgCountry to provide for a $6.5 million short-term revolving credit loan.  The 2019 Revolving Loan will be used to finance working capital needs through the closing of the sale of the ABE South Dakota assets pursuant to the Asset Purchase Agreement as described in Part II, Item 5 of this Form 10-Q and in Item 1.01 of the August 7, 2019 Current Report on Form 8-K, as well as the purchase of approximately 800,000 bushels of corn.  The 2019 Revolving Loan has a variable interest rate equal to the one-month LIBOR rate plus a Margin of 400 basis points.  Borrowings under the Revolving Loan may be advanced, repaid and re-borrowed during the term, except during an outstanding Event of Default. The Company is required to make monthly interest payments on the Revolving Loan beginning September 1, 2019, with the full principal amount outstanding due on the earlier of November 1, 2019 or the date on which the obligations have been declared or have automatically become due and payable, whether by acceleration or otherwise.

Amendment and Waivers to 2015 Credit Agreement

As a result of a depressed margin environment in the first nine months of fiscal 2019 and in fiscal 2018, ABE South Dakota requested waivers for certain specific Events of Default at June 30, 2019 and September 30, 2018, and requested covenant amendments for specific future covenants for which ABE South Dakota projected possible non-compliance.  Although ABE South Dakota’s lender, AgCountry Farm Credit Services, PCA, granted the waivers and covenant amendments via two Limited Waiver Agreements and the Third and Fourth Amendments to the 2015 Credit Agreement, as discussed below, we cannot project with certainty that we will meet all covenant obligations, as amended, if depressed margins continue for an extended period of time.  If ABE South Dakota is unable to comply with the amended covenants, we cannot ensure that our lender will grant us future waivers, which could result in a material adverse effect upon our business, results of operations and financial condition.

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

On July 17, 2019, ABE South Dakota entered into a Limited Waiver Agreement to the 2015 Credit Agreement (“Limited Waiver”) to waive the Event of Default related to compliance with the Working Capital Covenant at May 31, 2019 and June 30, 2019.  As a condition to AgCountry granting the Limited Waiver, ABE South Dakota’s parent company, Advanced BioEnergy, LLC was required to make a cash investment not less than $300,000 to be available for ABE South Dakota’s working capital needs.

On August 7, 2019, ABE South Dakota entered into a Second Limited Waiver Agreement to the 2015 Credit Agreement (“Second Limited Waiver”) to waive outstanding and expected Events of Default related to compliance with the Working Capital Covenant at July 31, 2019 and August 31, 2019, and the Current Ratio Covenant at June 30, 2019, July 31, 2019 and August 31, 2019.

In light of the difficult margin environment and the Waivers and Amendments described above, ABE South Dakota evaluated projected covenant compliance for the 12 month period following June 30, 2019.  Based on this evaluation, ABE South Dakota determined compliance over the next 12 month period is not reasonably possible and, as a result, has recognized all debt as current on its financial statements.

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

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), under which Dakotaland Feeds markets the local sale of wet distillers grains produced at the ABE South Dakota Huron plant and modified distillers produced at the Aberdeen plant to third parties for an agreed-upon commission.  ABE South Dakota has a marketing agreement with Gavilon Ingredients, LLC (“Gavilon”) to market the dried distillers grains at the Aberdeen and Huron plants through July 31, 2019. ABE South Dakota self-markets its wet and a small portion of modified distillers grains produced at the Aberdeen plant.

ABE South Dakota is party to an agreement with Gavilon to market all of the corn oil produced by the Huron and Aberdeen plants through November 30, 2019 and September 30, 2019, respectively.

Sales and receivables from the ABE South Dakota’s major customers were as follows (in thousands):

	As of and for the Three and Nine Months Ending	As of and for the Three and Nine Months Ending	As Of
	June 30,	June 30,	September 30,
	2019	2018	2018
NGL Energy - Ethanol
Three months revenues	$24,538	$27,194
Nine months revenues	72,867	76,657
Receivable balance at period end	3,303	2,547	$3,274
Gavilon - Corn Oil & Distillers Grains
Three months revenues	$3,629	$4,982
Nine months revenues	12,613	12,426
Receivable balance at period end	502	1,104	$385
Dakotaland Feeds - Distillers Grains
Three months revenues	$2,571	$3,625
Nine months revenues	9,796	10,035
Receivable balance at period end	313	509	$499

6. Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. The Company had entered into the following fixed price forward contracts at June 30, 2019:

Commodity	Type	Quantity	Amount (in 000's)	Period Covered Through
Ethanol	Sale	858,600 gallons	$1,194	July 31, 2019
Distillers grains	Sale	16,634 tons	1,220	July 31, 2019
Corn oil	Sale	300,000 lbs	68	July 31, 2019

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” and therefore are not marked to market in the financial statements.

7.  Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy, LLC (“ABE”) as of June 30, 2019 and September 30, 2018, and for the nine months ended June 30, 2019 and 2018.  ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in ABE South Dakota 2015 Credit Agreement. Under the 2015 Credit Agreement, ABE South Dakota is allowed to make equity distributions of up to 40% of its net income and may distribute up to 100% of its net income if it achieves and maintains an owner’s equity ratio of at least 60% and working capital of at least $15 million. There were no distributions from ABE South Dakota during the last three fiscal years.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

(Dollars in thousands)

	June 30,	September 30,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$570	$1,220
Prepaids	27	-
Total current assets	597	1,220
Property and equipment, net	19	25
Other assets:
Investment in ABE South Dakota	18,478	27,303
Other assets	32	32
Total assets	$19,126	$28,580
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accounts payable	$14	$-
Accrued expenses	149	134
Other liabilities	18	23
Total liabilities	181	157
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(25,881)	(16,403)
Total members' equity	18,945	28,423
Total liabilities and members' equity	$19,126	$28,580

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Equity in losses of consolidated subsidiary	$(3,703)	$(466)	$(8,825)	$(2,358)
Selling, general and administrative expenses	(170)	(105)	(655)	(428)
Operating loss	(3,873)	(571)	(9,480)	(2,786)
Other income	-	-	-	30
Interest income	1	1	2	4
Net loss	$(3,872)	$(570)	$(9,478)	$(2,752)

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(9,478)	$(2,752)
Adjustments to reconcile net loss to operating activities cash flows:
Depreciation	6	22
Equity in losses of consolidated subsidiaries	8,825	2,358
Amortization of deferred revenue and rent	(5)	(6)
Change in working capital components:
Prepaid expenses	(27)	(25)
Accounts payable	14	3
Accrued expenses	15	(15)
Net cash used in operating activities	(650)	(415)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Net cash used in financing activities	-	-
Net decrease in cash, cash equivalents and restricted cash	(650)	(415)
Beginning cash, cash equivalents and restricted cash	1,220	1,725
Ending cash, cash equivalents and restricted cash	$570	$1,310

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2018 and in this Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	our ability to successfully close the sale of our Aberdeen and Huron South Dakota ethanol plants and related businesses pursuant to the August 1, 2019 Asset Purchase Agreement with GLE;
•

our margins have fluctuated in the past and have become negative, which may affect our ability to meet current obligations and debt service requirements at our ABE South Dakota entity if we are unable to complete our  asset sale to GLE; and

•	our ability to successfully construct and operate a new grain receiving and storage facility at our Aberdeen, South Dakota plant;

In addition, if we are unable to successfully complete the closing of the sale of our Aberdeen and Huron South Dakota ethanol plants in a timely manner, we will continue to face the following risks and uncertainties:

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

The table below provides a summary of our ethanol plants in operation as of June 30, 2019:

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

Plan of Operations through June 30, 2020

On August 1, 2019, the Company and ABE South Dakota entered into an asset purchase agreement with Glacial Lakes Energy (“GLE”), LLC, under which ABE South Dakota agreed to sell its Aberdeen and Huron, South Dakota ethanol plants and related businesses to GLE.  We expect the transaction to close later this year.  Once the transaction has closed, we will begin to implement a Plan of Liquidation under which the Company will be liquidated and the proceeds of the sale will be distributed to Unit holders, after payment of the Company’s outstanding debt, transaction–related expenses and other expenses related to the Plan of Liquidation. Until the closing of the transaction, we will continue our focus on operational improvements at our South Dakota operating facilities, including completion of the grain storage and receiving facility we are constructing at our Aberdeen plant. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at each of our plants, continuing emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.  Additional information regarding the asset sale and the Plan of Liquidation will be contained in a Proxy Statement for a Special Meeting of members that the Company will file with the United States Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Results of Operations for the Quarter Ended June 30, 2019 Compared to Quarter Ended June 30, 2018

The following tables reflect quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for three months ended June 30, 2019 and 2018 for our South Dakota plants:

	Three Months		Three Months
	June 30, 2019		June 30, 2018
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	19,877	$1.23	21,350	$1.27
Distillers grains (tons)	49	$112.96	53	$147.67
Corn Oil (pounds)	4,458	$0.22	5,544	$0.20

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	6,924	$3.68	7,481	$3.59
Natural Gas (therms)	484	$2.58	518	$3.00

Net Sales

Net sales for the quarter ended June 30, 2019 were $31.1 million, compared to $36.2 million for the quarter ending June 30, 2018, an decrease of $5.1 million or 14%. Lower net sales for the quarter ended June 30, 2019 reflect a decrease in ethanol gallons sold of 7% compared to the prior quarter ended June 30, 2018, along with a decrease in ethanol prices of 3% for the quarter ended June 30, 2019, compared to the prior quarter ended June 30, 2018. As a percentage of net sales, ethanol sales were 79% and 75%; distillers sales were 18% and 22%; and corn oil sales were 3% and 3% for the quarters ending June 30, 2019 and June 30, 2018, respectively.

We have no international sales. Substantially all of our purchases are denominated in U.S. dollars.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2019 was $33.8 million, compared to $36.0 million for the quarter ended June 30, 2018, a decrease of $2.2 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A $1.4 million decrease in corn costs as a result of decreased bushels consumed and a $0.3 million decrease in natural gas costs represented a majority of the decrease in cost of goods sold in the quarter ended June 30, 2019. Corn costs represented 75% of cost of sales for both quarters ended June 30, 2019 and 2018. Corn prices per bushel increased 2% during the three-month period ending June 30, 2019 compared to the prior year quarter. We used 7% less corn in the three-month period ending June 30, 2019, compared to the three months ended June 30, 2018.

Natural gas costs represented 4% of total cost of sales for both quarters ending June 30, 2019 and 2018. The cost of natural gas per mmbtu decreased by 14% to $2.58 for the quarter ended June 30, 2019 compared to the previous year quarter. Our natural gas consumption decreased by 7% due to lower production in the quarter ending June 30, 2019 versus the quarter ending June 30, 2018.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs for the quarter ended June 30, 2019 were $0.9 million compared to $0.6 million for the previous quarter.  As a percentage of net sales, selling, general and administrative expenses were 2.8% and 1.7% of net sales, for the quarters ending June 30, 2019 and 2018, respectively.

Interest Expense

Interest expense for the quarter ended June 30, 2019 was $260,000 compared to $187,000 for the quarter ending June 30, 2018. The higher interest expense was the result of more interest bearing debt outstanding and a higher interest rate compared to the prior year quarter.

Results of Operations for the Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

     The following tables reflect quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for the nine months ended June 30, 2019 and 2018 for our South Dakota plants only:

	Nine Months		Nine Months
	June 30, 2019		June 30, 2018
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	63,030	$1.16	62,247	$1.24
Distillers grains (tons)	154	$129.14	157	$131.82
Corn Oil (pounds)	15,178	$0.22	14,662	$0.19

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	21,973	$3.46	21,826	$3.26
Natural Gas (therms)	1,548	$3.62	1,570	$4.20

Net Sales

Net sales for the nine months ended June 30, 2019 were $96.1 million, compared to $100.4 million for the nine months ending June 30, 2018 a decrease of $4.3 million or 4%. Ethanol gallons sold increased by 1% for the nine months ended June 30, 2019, compared to the prior nine months ended June 30, 2018.  As a percentage of net sales, ethanol sales were 76% and 77%; distillers sales were 21%; and corn oil sales were 3% for both nine months ending June 30, 2019 and 2018.

We have no international sales. Substantially all of our purchases are denominated in U.S. dollars.

Cost of Goods Sold

Cost of goods sold for the nine months ended June 30, 2019 was $102.6 million, compared to $100.7 million for the nine months ended June 30, 2018, an increase of $1.9 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A $4.9 million increase in corn costs offset by a $1.0 million decrease in natural gas costs, $0.4 million credit for DOT 117 rail cars used, $0.3 million less R&M costs, $0.2 million less in denaturant costs, $0.1 million less in electricity costs, and various other smaller reductions in costs represented a majority of the increase in cost of goods sold in the nine months ended June 30, 2019. Corn costs represented 74% and 71% of cost of sales for the nine months ended June 30, 2019 and 201, respectively.  Corn prices per bushel increased 6% during the nine-month period ending June 30, 2019 compared to the prior year nine months.  We used 1% more corn in the nine month period ending June 30, 2019, compared to the nine months ended June 30, 2018 as a result of decreased production efficiencies.

Natural gas costs represented 6% and 7% of total cost of goods sold for the nine months ended June 30, 2019 and 2018, respectively. The cost of natural gas per mmbtu decreased by $0.58 per mmbtu, or 14% for the nine months ending June 30, 2019 compared to the prior year period. Prices were lower in the current year due to higher than normal natural gas production with an anticipation of stocks to reach five year average levels ahead of the winter season.  Natural gas consumption decreased 1% for the nine months ending June 30, 2019 compared to the prior year period.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs for the nine months ended June 30, 2019 were $2.4 million compared to $2.1 million for the prior year nine months.  As a percentage of net sales, selling, general and administrative expenses for the nine months ending June 30, 2019 decreased to 2.5%, compared to 2.1% for the nine months ended June 30, 2018.

Interest Expense

Interest expense for the nine months ending June 30, 2019 was $713,000, compared to $584,000 for the prior year period.  The higher interest expense for the current nine months was the result of more interest bearing debt outstanding and a higher interest rate compared to the prior nine months.

Changes in Financial Position for the Nine Months ended June 30, 2019

Current Assets

The $9.5 million decrease in current assets at June 30, 2019 compared to September 30, 2018 was primarily due to a decrease in cash due to negative operating margins in the nine months ended June 30, 2019 and partially offset by a $0.8 million increase in inventory and prepaids, mostly due to timing differences.

Property, Plant and Equipment

The $3.3 million increase in property, plant and equipment at June 30, 2019 compared to September 30, 2018, was primarily due to $6.2 million of capital expenditures offset by recognizing $2.9 million depreciation expense year to date fiscal 2019.

Current Liabilities

Accounts payable and accrued expenses were approximately the same for the nine months ended June 30, 2019 compared to September 30, 2018 .

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt increased by $21.2 million June 30, 2019 compared to September 30, 2018.  The increase was due to all debt being recognized as current due to compliance issues as a result of the poor margin environment.

Long-term debt decreased by $18.8 million at June 30, 2019 compared to September 30, 2018. This decrease was due to all debt being recognized as current as noted above.

TRENDS AND UNCERTAINTIES AFFECTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

Overview

Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and a gasoline alternative. According to the Renewable Fuels Association (“RFA”), as of January 2019, current annualized U.S. ethanol production capacity in operation was approximately 16.0 billion gallons per year, with actual annualized production around 15.7 billion gallons per year. The demand for ethanol is affected by what is commonly referred to as the “blending wall,” which is a regulatory cap on the amount of ethanol that can be blended into gasoline.  The blend wall affects the demand for ethanol, and as industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand. Assuming current gasoline usage in the U.S. at 142.86 billion gallons per year and a blend rate of 10% ethanol and 90% gasoline, the current blend wall is approximately 14.3 billion gallons of ethanol per year.

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

We focus on locking in margins based on a cash flows model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable margins whenever possible. In the quarter ended June 30, 2019, the average Chicago OPIS Spot Ethanol Assessment was $1.41 per gallon and the average NYMEX RBOB spot gasoline price was $1.94 per gallon, or approximately $0.53 per gallon above ethanol prices.

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

As of October 2018, current annualized ethanol production is approximately 16.2 billion gallons per the RFA. On November 30, 2017 the EPA announced the final rule for the 2018 Renewable Volume Obligations (“RVO”s), which was set at 15.0 billion gallons for corn-based ethanol. This rule is also set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, but has a reduction in the amount of advanced biofuels required.  On June 26, 2018 the EPA announced proposed RVOs for 2019, which include 15.0 billion gallons for corn-based ethanol, consistent with both the 2018 RVOs and the original statutory volumes.  On November 30, 2018 the EPA announced the final RVOs for 2019. The final RVOs for 2019 were consistent with the volumes proposed in June, with an increase only in advanced biofuel volumes to 4.92 billion gallons from the proposed 4.88 billion gallons. The 15.0 billion gallons that can be met with corn-based ethanol remains the same as of June 2018 proposal and the original statutory volumes.  On July 5, 2019 the EPA announced RVOs for 2020, which include 15.0 billion gallons for corn-based ethanol, consistent with both the 2018 RVOs and the original statutory volumes.

The following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the RFS2 program through the year 2022 (in billions of gallons).

		Cellulosic			RFS Requirement
	Total Renewable	Ethanol	Biodiesel		That Can Be Met
	Fuel	Minimum	Minimum	Advanced	With Corn-Based
Year	Requirement	Requirement	Requirement	Biofuel	Ethanol
2018 (2)	19.29	0.29	2.10	4.29	15.00
2019 (1)	28.00	8.50	-	13.00	15.00
2019 (3)	19.92	0.42	2.10	4.92	15.00
2020 (1)	30.00	10.50	2.43	15.00	15.00
2020 (4)	20.00	0.54	-	5.04	15.00
2021	33.00	13.50	-	18.00	15.00
2022	36.00	16.00	-	21.00	15.00

(1)	Original statutory volumes.
(2)	Final EPA Renewable Fuel Standards for 2018 issued November 2017.
(3)	Final EPA Renewable Fuel Standards for 2019 issued November 2018.
(4)	Proposed EPA Renewable Fuel Standards for 2020 issued July 2019.

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

CO-PRODUCTS

Sales of distillers’ grains have represented 18% and 22% of our revenues for the quarters ended June 30, 2019 and 2018, respectively. When the plants are operating at capacity, they produce approximately 231,000 tons of dried distillers’ grains equivalents per year, approximately 15-16 pounds per bushel of corn used.  Distillers grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers grains: wet distillers grains with solubles, known as wet distillers grains; modified wet distillers grains with solubles, known as modified distillers grains; and dry distillers grains with solubles. Wet and modified distillers grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-Q, we sometimes refer to these products as “distillers grains” or “distillers.”

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

Co-Product Marketing

ABE South Dakota has a marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) for marketing wet distillers grains produced at the Huron plant and modified distillers produced at the Aberdeen plant. ABE South Dakota has a marketing agreement with Gavilon Ingredients, LLC, (“Gavilon”) for dried distillers grains produced at the Huron and Aberdeen plants that became effective July 1, 2013. The marketing agreement requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers grains produced at the Huron and Aberdeen plants through July 31, 2019. The Aberdeen plant self-markets it wet and a small portion of modified distillers grains.

ABE South Dakota is party to an agreement with Gavilon to market all the corn oil produced by the Huron and Aberdeen plants through November 30, 2019 and September 30, 2019, respectively.

CAPITAL RESOURCES

During the quarter ended June 30, 2019, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its operating subsidiary ABE South Dakota. The liquidity and capital resources for ABE South Dakota is based on its existing financing arrangements and capital structure. Advanced BioEnergy is highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions under the 2015 Credit Agreement with AgCountry.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $0.6 million on hand at June 30, 2019. ABE did not have any debt outstanding as of June 30, 2019.

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

ABE Fairmont

During the quarter ended March 31, 2018, ABE Fairmont completed its obligations to Flint Hills Resources, LLC with respect to post-closing matters, including completing the transfer of certain railway lines. ABE Fairmont had no cash or cash equivalents on hand at June 30, 2019 and has been liquidated and dissolved.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $1.7 million on hand at June 30, 2019. As of June 30, 2019, ABE South Dakota had interest-bearing term debt outstanding of $22.0 million, which is summarized below.

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

The $20.0 million Term Loan has a fixed interest rate (“Fixed Rate”) at June 30, 2019. On October 26, 2018, the Company elected to lock in a fixed rate of 6.4%, rather than a variable rate, on the remaining balance of the Term Loan. On January 2, 2019, the Company entered into an Interest Conversation Agreement with AgCountry, under which the Fixed Rate of 6.4% was reduced to 6.32% for the remainder of the loan term. The Company may elect one or more fixed or adjustable interest rates, rather than the variable rate, based on AgCountry’s cost of funds at the time of the election, plus the margin of 350 basis points. Any election must apply to $1.0 million, plus accrued interest, on the Term Loan. The Term Loan was originally schedule to be fully amortized over five years with the final payment on January 1, 2021. As described below, the payments originally due in January, April and July 2019 have been deferred and are now at the end of the term, or January 1, 2021. At June 30, 2019, the balance of the Term Loan was $9.0 million.

The $10.0 million Revolving Term Facility has a variable Rate (“Variable Rate”) equal to the one-month LIBOR rate plus an initial Margin of 350 basis points. At June 30, 2019, the Variable Rate was equal to the one-month LIBOR rate of 2.45% plus a Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At June 30, 2019, the balance of the Revolving Term Facility was $10.0 million.

The Margin will (i) decrease to 3.25% when the aggregate principal balance of all outstanding loans and the unfunded commitment level is $20.0 million or less, and (ii) decrease to 3.00% when this amount is $15.0 million or less. At June 30, 2019 the principal balance of all outstanding loans was $22.2 million, and the unfunded commitment level was $1.6 million.

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

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the 2015 Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company will make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will begin making quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment on July 1, 2024.  At June 30, 2019, $3.4 million had been drawn on the 2018 Term Loan, and $47,000 in loan fees and closing costs had been incurred, which have been classified as deferred financing costs. These deferred financing costs will be amortized as interest expense over the term of the 2018 Term Loan.

2019 Short-Term Revolving Credit Loan

On August 7, 2019, ABE South Dakota entered into the Fifth Supplement to the Master Credit Agreement (“2019 Revolving Loan”), with AgCountry to provide for a $6.5 million short-term revolving credit loan.  The 2019 Revolving Loan will be used to finance working capital needs through the closing of the sale of the ABE South Dakota assets pursuant to the Asset Purchase Agreement as described in Part II, Item 5 of this Form 10-Q and in Item 1.01 of the August 7, 2019 Current Report on Form 8-K, as well as the purchase of approximately 800,000 bushels of corn.  The 2019 Revolving Loan has a variable interest rate equal to the one-

month LIBOR rate plus a Margin of 400 basis points.  Borrowings under the Revolving Loan may be advanced, repaid and re-borrowed during the term, except during an outstanding Event of Default. The Company is required to make monthly interest payments on the Revolving Loan beginning September 1, 2019, with the full principal amount outstanding due on the earlier of November 1, 2019 or the date on which the obligations have been declared or have automatically become due and payable, whether by acceleration or otherwise.

Amendment and Waivers to 2015 Credit Agreement

As a result of a depressed margin environment in the first nine months of fiscal 2019 and in fiscal 2018, ABE South Dakota requested waivers for certain specific Events of Default at June 30, 2019 and September 30, 2018, and requested covenant amendments for specific future covenants for which ABE South Dakota projected possible non-compliance.  Although ABE South Dakota’s lender, AgCountry Farm Credit Services, PCA, granted the waivers and covenant amendments via a Limited Waiver Agreement and the Third and Fourth Amendments to the 2015 Credit Agreement, as discussed below, we cannot project with certainty that we will meet all covenant obligations, as amended, if depressed margins continue for an extended period of time.  If ABE South Dakota is unable to comply with the amended covenants, we cannot ensure that our lender will grant us future waivers, which could result in a material adverse effect upon our business, results of operations and financial condition.

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

On July 17, 2019, ABE South Dakota entered into a Limited Waiver Agreement to the 2015 Credit Agreement (“Limited Waiver”) to waive the Event of Default related to compliance with the Working Capital Covenant at May 31, 2019 and June 30, 2019.  As a condition to AgCountry granting the Limited Waiver, ABE South Dakota’s parent company, Advanced BioEnergy, LLC was required to make a cash investment not less than $300,000 to be available for ABE South Dakota’s working capital needs.

On August 7, 2019, ABE South Dakota entered into a Second Limited Waiver Agreement to the 2015 Credit Agreement (“Second Limited Waiver”) to waive outstanding and expected Events of Default related to compliance with the Working Capital Covenant at July 31, 2019 and August 31, 2019, and the Current Ratio Covenant at June 30, 2019, July 31, 2019 and August 31, 2019.

In light of the difficult margin environment and the Waivers and Amendments described above, ABE South Dakota evaluated projected covenant compliance for the 12 month period following June 30, 2019.  Based on this evaluation, ABE South Dakota determined compliance over the next 12 month period is not reasonably possible and, as a result, has recognized all debt as current on its financial statements.  The Company plans to pay all outstanding debt with the expected proceeds from the sale of the ABE South Dakota assets.

CASH FLOWS

The following table shows our cash flows for the nine months ended June 30, 2019 and 2018:

	Nine Months Ended June 30
	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$(6,598)	$210
Net cash used in investing activities	(6,175)	(1,278)
Net cash provided by (used in) financing activities	2,340	(3,684)

Cash Flow from Operations

Cash flows used in operating activities for the nine months ending June 30, 2019 were approximately $6.6 million compared to $0.2 million provided by the prior year period, an increase of $7.8 million. Lower operating margins, driven by negative margins in the nine months fiscal 2019, accounted for the majority of the overall increase in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows used in investing activities for the nine months ending June 30, 2019 were approximately $6.2 million compared to $1.3 million used in investing activities for the prior year period. The current year nine months included $6.2 million in additions to property and equipment. The prior year nine months included a $1.6 million in additions to property and equipment offset by $0.3 million of patronage income.

Cash Flow from Financing Activities

Cash flows provided by financing activities for the nine months ending June 30, 2019 were $2.3 million compared to $3.7 million used in for the prior year period. The current year period included long-term debt proceeds of $3.4 million and $1.0 million of debt payments on the 2016 Term Loan. Cash used in financing activities in the prior year period included long-term debt payments of $3.0 million on the 2015 Credit Agreement and $0.6 million debt payments on the 2016 Term Loan.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	June 30,
	2019	June 30,	September 30,
	Interest Rate	2019	2018
ABE South Dakota:
Senior debt principal - fixed	6.32%	$9,000	$-
Senior debt principal - variable	5.95%	13,379	20,000
Deferred financing costs	N/A	(219)	(262)
Total outstanding		$22,160	$19,738

The estimated maturities of debt at June 30 are as follows (in thousands):

	Senior Debt	Deferred
Due By June 30:	Principal	Financing Costs	Total
2020	$22,379	$(219)	$22,160
Total debt	$22,379	$(219)	$22,160

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of June 30, 2019, we had $22.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.22 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the quarter ended June 30, 2019, sales of ethanol represented 77% of our total revenues and corn costs represented 75% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At June 30, 2019, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.51 and $4.20 respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 18% of our total revenues for the quarter ended June 30, 2019. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers grains spot price for local customers was $131 per ton at June 30, 2019.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 3.7% of total cost of sales for the quarter ended June 30, 2019. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At June 30, 2019, the price of natural gas on the NYMEX was $2.31 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts that guaranteed prices on 13% of our ethanol gallons sold through July 2019. At June 30, 2019 we had entered into forward sale contracts representing 86% of our expected distillers grains production output through July 2019.

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

					Change in
	Estimated at		Hypothetical		Annual
	Risk		Change in	Spot	Operating
	Volume (1)	Units	Price	Price(2)	Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.51	$10.9
Distillers grains	0.2	tons	10.0%	131.00	2.6
Corn	27.1	bushels	10.0%	4.20	11.4
Natural gas	2.1	mmbtus	10.0%	2.31	0.5

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

(2)

Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers grains price per ton as of June 30, 2019.

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of June 30, 2019, we had $22.0 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.22 million.

We have no international sales. Substantially all of our purchased are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, who is also our chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer, who is also our chief financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

August 1, 2019 Asset Purchase Agreement

On August 1, 2019, Advanced BioEnergy, LLC (the “Company”) and its wholly-owned subsidiary ABE South Dakota, LLC (“ABE South Dakota”), entered into an asset purchase agreement (the “Asset Purchase Agreement ”) with Glacial Lakes Energy, LLC, (“GLE”), under which ABE South Dakota agreed to sell to GLE substantially all of the assets of ABE South Dakota’s ethanol and related distillers and non-food grade corn oil businesses located in Aberdeen and Huron, South Dakota (the “Acquired Assets”).  The purchase price for the Acquired Assets is $47.5 million, plus the value of ABE South Dakota’s inventory at closing.   The Company expects the inventory value to be approximately $2.5 to $3.0 million at closing.

The transaction is subject to customary closing conditions and indemnification obligations.  The indemnification obligations of the Company and ABE South Dakota under the Asset Purchase Agreement will be secured by a $4.75 million third party escrow, with a scheduled release date on the 18-month anniversary of closing.  In addition, approximately $750,000 will be placed in a separate escrow account to ensure the completion of the grain storage facilities that the Company is constructing at its Aberdeen plant, unless the construction is completed and certified prior to closing.  The Company expects the transaction to close in the 2019 third or fourth quarter.

Additional information regarding the Asset Purchase Agreement and the Company’s plans following the closing of this transaction can be found in Item 1.01 of the August 1, 2019 Current Report on Form 8-K filed on August 7, 2019, as well as in the Proxy Statement pertaining to unit holder approval of the Asset Purchase Agreement that the Company will file with the United States Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Review of Company Travel and Expense Policy

The Audit Committee of the Company’s Board of Directors, with the assistance of independent legal and accounting advisors, completed its internal investigation of the Company’s administration of its travel and expense policy (“T&E Policy”). As a result of its investigation, the Board of Directors took steps to strengthen the administration of the Company’s T&E Policy and the Company concluded that there were no material adjustments needed to any of the Company’s SEC disclosures.  The Company also concluded that the failure to strictly comply with the T&E Policy did not constitute a material weakness in the Company’s internal controls.

Item 6. Exhibits

Exhibit
No.	Description

31	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer, Principal Financial and Accounting Officer.

32	Section 1350 Certifications.

99.1	Limited Waiver Agreement, dated as of July 17, 2019, between ABE South Dakota, LLC and AgCountry Farm Credit Services, PCA as lender.

101

The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2019 and September 30, 2018 ; (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2019 and June 30, 2018; (iii) Consolidated Statements of Changes in Member’s Equity for the three and nine months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and 2018; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: August 14, 2019	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)