Form 10-K
period 2019-09-30
Advanced BioEnergy, LLC
filed 2019-12-30
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

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

As of December 1, 2019, the number of outstanding membership units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

IMPORTANT NOTE REGARDING RECENT EVENTS

This Annual Report on Form 10-K for the year ended September 30, 2019 should be read in light of the recent events described under Part I, Item 1. “Business – Company Overview and Recent Events.”

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in Part I, Item 1A, “Risk Factors” section of this Annual Report on Form 10-K.

You can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements include any statements regarding the conduct of our liquidation, dissolution and winding up, including, but not limited to, estimates regarding the timing of, or assets available for, distribution to our members.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statement or to update the reasons actual results could differ materially from those anticipated in any forward-looking statement. Readers are urged to carefully review and consider “Risk Factors” and other disclosures made by us in this Annual Report on Form 10-K and in our other reports filed from time to time with the U.S. Securities and Exchange Commission, which we refer to as the SEC.

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

SEGMENT REPORTING

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the related business nature and financial results, the Company’s plants are aggregated into one reportable segment.

PART I

ITEM 1.	BUSINESS

COMPANY OVERVIEW

Advanced BioEnergy, LLC (the “Company,” “we,” “our,” “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Our business is carried out primarily through our wholly-owned subsidiary, ABE South Dakota, LLC (“ABE South Dakota”).

On August 1, 2019, Advanced BioEnergy and ABE South Dakota entered into an asset purchase agreement (the “Asset Purchase Agreement ”) with Glacial Lakes Energy, LLC (“GLE”), under which ABE South Dakota agreed to sell its Aberdeen and Huron South Dakota ethanol plants and related businesses to GLE (the “Asset Sale”). The Asset Purchase Agreement and Asset Sale, which constitutes the sale of substantially all of the assets of the Company, was unanimously approved by the Company’s Board of Directors.

At a Special Meeting of Members held on September 19, 2019, the Company’s members approved the Asset Purchase Agreement and the Asset Sale.  Also at the Special Meeting of Members, the members approved a Plan of Liquidation and Dissolution (the “Plan of Liquidation”) for the voluntary liquidation and dissolution of the Company.

On December 19, 2019, Advanced BioEnergy, ABE South Dakota and GLE closed the Asset Sale. At the closing, ABE South Dakota sold to GLE substantially all of the assets related to its business of producing ethanol and co-products, including wet, modified and dried distillers’ grains and corn oil, through its plants located in Aberdeen, South Dakota and Huron, South Dakota.

Under the Asset Purchase Agreement, the purchase price was $47.5 million, plus the value of the Company’s inventory at closing, which was approximately $2.3 million.  At the closing, Buyer paid to ABE South Dakota a total of $8.3 million in cash, which reflects the purchase price, less the approximately $31.0 million to repay the AgCountry Master Credit Agreement obligations, less the amount of certain accrued contract liabilities, and less $4.75 million of the purchase price that was deposited into an indemnity escrow account. The indemnity escrow account will be used to satisfy any of Buyer’s claims for indemnification under the Asset Purchase Agreement and any amounts remaining after the eighteen (18)-month anniversary of the closing will be released to the Company. The Company also paid approximately $0.7 million in transaction expenses at closing.

Upon the closing of the Asset Sale, the Company commenced its liquidation in accordance with the Plan of Liquidation. In connection with the Company’s liquidation in accordance with the Plan of Liquidation, the Company’s Board of Directors determined that the Company’s transfer records will be closed from and after the close of business on December 19, 2019. The Board of Directors will not consider and the Company will not record or recognize any transfer of the Company’s units occurring after the close of business on December 19, 2019.

Under the Plan of Liquidation, the Board of Directors of the Company may establish a liquidating trust and distribute assets of the Company to the liquidating trust.  At this time, the Board of Directors of the Company has determined not to establish a liquidating trust.  However, the Company will continue the process of liquidating its assets and winding up the Company otherwise in accordance with the Plan of Liquidation.

The Company’s Board of Directors intends to meet in January 2020 to determine the next steps in the Plan of Liquidation, including the amount and timing of any initial distribution to members, which the Company expects will be in January or February 2020.  The Board anticipates that the amount of the initial distribution to members will be between $7.7 and $8.4 million or $0.30 to $0.33 per unit based on 25,410,851 units outstanding as of December 19, 2019, with a final distribution to be paid upon release of the indemnity escrow account.

This Annual Report on Form 10-K presents the Company’s business, assets, and financial results and position as of September 30, 2019 unless otherwise stated.  The information presented in this Annual Report on Form 10-K is not necessarily indicative of results to be expected during the period from October 1, 2019 to the December 19, 2019 closing date of the Asset Sale.  Following the December 19, 2019 closing date, the Company has not engaged and will not engage in any business activities except to the extent necessary to preserve the value of its assets, wind up its business affairs and distribute its assets in accordance with the Plan of Liquidation.  Accordingly, our financial position or financial performance for any period prior to December 19, 2019 will be of limited value to a member’s understanding of the timing and amount of potential distributions during liquidation.  See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

FACILITIES

The table below provides a summary of our dry mill ethanol plants in operation as of September 30, 2019:

Location	Opened	Estimated Annual Ethanol Production(1)	Estimated Annual Distillers’ Grains Production(2)	Estimated Annual Corn Oil Production	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000s Tons)	(000s lbs)	(Million bushels)
Aberdeen, SD	January 2008	48	134	11,561	15.7	Natural Gas
Huron, SD	September 1999	32	97	5,717	11.4	Natural Gas
Consolidated		80	231	17,278	27.1

(1)	Actual permitted gallons are 65.7 million for Aberdeen and 42.0 million for Huron totaling 107.7 million gallons.
(2)	Our plants produce and sell wet, modified and dried distillers’ grains. The stated quantities are on a fully dried basis operating at full production capacity.

ETHANOL

Ethanol sales have represented 76%, 77%, and 82% of our revenues in the years ended September 30, 2019, 2018, and 2017, respectively. In 2018, the United States consumed 14.42 billion gallons of ethanol representing 10.1% of the 142.86 billion gallons of finished motor gasoline consumed, according to the U.S Energy Information Administration (“EIA”). Ethanol is currently blended with gasoline to meet regulatory standards as a clean air additive, an octane enhancer, a fuel extender and as a gasoline alternative.

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

As of November 2019, current annualized ethanol production is approximately 15.9 billion gallons per the RFA. On June 26, 2018 the EPA announced proposed RVOs for 2019, which include 15.0 billion gallons for corn-based ethanol, consistent with both the 2018 RVOs and the original statutory volumes. On November 30, 2018 the EPA announced the final RVOs for 2019.  The final RVOs for 2019 were consistent with the volumes proposed in June, with an increase only in advanced biofuel volumes to 4.92 billion gallons from the proposed 4.88 billion gallons.  The 15.0 billion gallons that can be met with corn-based ethanol remains the same as the June 2018 proposal and the original statutory volumes.

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

Ethanol Competition

The ethanol we produce is similar to ethanol produced by other plants. The RFA reports that as of November 2019, current annual U.S. ethanol production capacity was approximately 16.5 billion gallons per year, with actual annualized production around 15.9 billion gallons per year. On a national level, there are numerous other production facilities with which we are in direct competition, many of which have greater resources than we do. As of November 2019, South Dakota had 15 ethanol plants producing an aggregate of 1.1 billion gallons of ethanol per year.

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

Ethanol Marketing

ABE South Dakota has ethanol marketing agreements with NGL Energy Partners, LP (“NGL”), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. These ethanol marketing agreements were originally set to expire on June 30, 2019.  On April 1, 2019, the agreements were amended to change the term to month-to-month, with three months written notice by either party required to terminate the agreement.  On September 27, 2019, the Company provided notice of termination to NGL due to the pending Asset Sale, which closed on December 19, 2019.  The agreements will terminate on December 31, 2019.

CO-PRODUCTS

Sales of distillers’ grains have represented 20%, 20%, and 14% of our revenues for the years ended September 30, 2019, 2018, and 2017, respectively. When the plants are operating at capacity, they produce approximately 231,000 tons of dried distillers’ grains equivalents per year, approximately 15-16 pounds per bushel of corn used. Distillers’ grains are a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry, but also to the poultry and swine markets. Dry mill ethanol processing creates three forms of distillers’ grains: (i) wet distillers’ grains with solubles, known as wet distillers’ grains; (ii) modified wet distillers’ grains with solubles, known as modified distillers’ grains; and (iii) dry distillers’ grains with solubles. Wet and modified distillers’ grains have been dried to approximately 65% and 50% moisture levels, respectively, and are predominately sold to nearby markets. Dried distillers’ grains have been dried to 11% moisture, have an almost indefinite shelf life and may be sold and shipped to more distant markets. In this Form 10-K, we sometimes refer to these products as “distillers’ grains” or “distillers’.”

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

Co-Product Marketing

ABE South Dakota has an agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”) to market and sell wet distillers grains produced at the Huron plant and modified distillers grains produced at the Aberdeen plant. ABE South Dakota has a marketing agreement with Gavilon Ingredients, LLC (“Gavilon”) for the dried distillers’ grains produced at the Huron and Aberdeen plants that became effective July 1, 2013. The marketing agreement requires Gavilon to use commercially reasonable efforts to purchase substantially all of the dried distillers’ grains produced at the Huron and Aberdeen plants which were originally set to expire on July 31, 2019. On May 8, 2019, the term of the agreement was amended to continue until either party gave no less than sixty days written notice. On September 30, 2019, the Company provided notice of termination due to the pending Asset Sale. The agreement terminated on November 30, 2019.  The Company continued to sell dried distillers’ to Gavilon through the closing of the Asset Sale. The Aberdeen plant self-marketed its wet and a small portion of modified distillers’ grains.

ABE South Dakota was party to an agreement with Gavilon to market all the corn oil produced by the Huron and Aberdeen plants through November 30, 2019 and September 30, 2019, respectively. On, July 16, 2019, a notice of termination for the Huron plant was given to Gavilon which terminated the contract as of October 20, 2019. The Company continued to sell corn oil to Gavilon through the closing of the Asset Sale. On August 21, 2019 a termination notice for the Aberdeen plants was given to Gavilon whereby the agreement terminated on the closing date of the Asset Sale.

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

RAW MATERIALS

Corn

Our production facilities produce ethanol by using a dry-mill process, with an annual production capacity of approximately 80 million gallons, which yields approximately 2.8 gallons of denatured ethanol per bushel of corn. When our South Dakota facilities are operating at capacity, they process approximately 27 million bushels of corn per year. We have a grain origination agreement with Agtegra Cooperative (“Agtegra”) under which Agtegra originates, stores and delivers corn to the Aberdeen and Huron plants. Although our agreement with Agtegra allows us to purchase corn from other sources, we have historically not done this. Our agreement with Agtegra was automatically renewed in November 2016 and was set to expire in November 2019.  On May 4, 2018, we issued a partial notice of termination of this agreement with respect to the Aberdeen plant due to our plans to construct a grain storage and receiving facility.  This partial termination became effective on November 8, 2019.  On April 16, 2019, the remaining agreement for the Huron plant was amended to terminate with 24 months written notice by either party.

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

Shipment of Ethanol by Rail Car

We transport ethanol to our customers primarily via tanker rail cars. As of September 30, 2019, we are leasing ethanol tank cars under leases that expire at varying times over the next five years. Over the past several years, there have periodically been periods of increased rail traffic congestion throughout the United States, primarily due to the increase significant in cargo trains carrying shale oil. From time to time, this congestion has affected our ability to have our tanker rail cars return to the Aberdeen and Huron plants on a timely basis. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints. To mitigate this risk, the Company added one million gallons of denatured ethanol storage at the Aberdeen plant, which became operational in January 2015.

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

EMPLOYEES

As of December 1, 2019, we had 55 full-time employees. None of our employees are covered by a collective bargaining agreement.

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

We have identified and discussed below the most significant risk factors affecting the Company following the commencement of our liquidation, dissolution and winding up on December 19, 2019 pursuant to the Plan of Liquidation. There may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect the implementation of the Plan of Liquidation.

RISKS RELATED TO OUR LIQUIDATION

We cannot determine at this time the amount or timing of any distributions to our members because there are many factors, some of which are outside of our control, which could affect our ability to make such distributions.

We plan to distribute, in an initial distribution (with potential subsequent distributions thereafter), a portion of the net proceeds from the Asset Sale and the Company’s other cash, subject to establishing a contingency reserve for remaining costs and liabilities. The amount and timing of the distributions to members will be determined by the Board in its discretion, subject to the provisions of the Plan of Liquidation. However, the Board anticipates an initial distribution in January 2020 in an amount between $7.7 and $8.4 million or $0.30 to $0.33 per unit based on 25,410,851 units outstanding as of December 19, 2019. Subsequent distributions will be made in such amounts and at such times as determined by the Board in its discretion in accordance with the Plan of Liquidation. The Board anticipates that there will be a subsequent distributions of approximately $7,500,000 or approximately $0.30 per unit.

The timing and amount of distributions are subject to change depending on a variety of factors, including, but not limited to, whether we are able to sell our remaining assets and the prices therefor; the timing of the sale of our remaining assets; the amount we will be required to pay to satisfy unknown or contingent liabilities in the future, including the cost of winding down our business through the date of our final dissolution; inaccuracies in the cost estimates to resolve currently known contingent liabilities; general business and economic conditions; and other matters.

In addition, we will continue to incur claims, liabilities and expenses following the Asset Sale closing as we effect the liquidation, such as personnel expense, insurance, taxes, legal and accounting fees and miscellaneous office expenses. Our estimates regarding our expense levels may be inaccurate. Any unforecasted or unexpected claims, liabilities or expenses that arise during liquidation and dissolution or any claims, liabilities or expenses that exceed our estimates could leave us with less cash than is necessary to pay liabilities and expenses and would likely reduce the amount of cash available for ultimate distribution to our members. Further, if cash to be received from the sale of our remaining assets is not adequate to provide for all of our obligations, liabilities, expenses and claims, we will not be able to make any subsequent distribution to our members.

Accordingly, there can be no assurance as to the timing or amount of distributions to our members.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each of our members who receives liquidating distributions could be held liable for payment to our creditors of that member’s pro rata unit of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to that member in the liquidation.

Following the winding up of our business and affairs, we will file a Certificate of Cancellation with the Secretary of State of the State of Delaware to dissolve the Company. If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities in the liquidation or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from our contingency reserve, our creditors could seek an injunction against the making of distributions on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the amount of any cash distributions to members. If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, creditors could assert claims against each member receiving a distribution for the payment of any shortfall, up to the amounts previously received by the member in distributions from us. In such event, a member could be required to return all distributions previously made to such member pursuant to the Plan of Liquidation and could receive nothing from us under the Plan of Liquidation. Moreover, in the event a member has paid taxes on amounts previously received by the member, a repayment of all or a portion of such amount could result in a member incurring a net tax cost if the member’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. The Board is not required to obtain a solvency opinion as a condition to authorizing a liquidating distribution and we cannot ensure that the contingency reserve established by us will be adequate to cover all expenses and liabilities.

The tax treatment of any liquidating distributions may vary from member to member, and the discussion in this proxy statement regarding such tax treatment is general in nature. You should consult your own tax advisor instead of relying on the discussions of tax treatment in this proxy statement for tax advice.

We have not requested a ruling from the Internal Revenue Service with respect to the anticipated tax consequences of the liquidation, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of any liquidating distributions. If any of the anticipated tax consequences to members proves to be incorrect, the result could be increased taxation at the member level, thus reducing the benefit to our members and us from the liquidation and distributions. Tax considerations applicable to particular members may vary with and be contingent upon the member’s individual circumstances.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution to members.

Claims, liabilities and expenses (such as costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we wind down our operations. These expenses will reduce the amount of assets available for ultimate distribution to members. If we incur obligations, liabilities, expenses and claims in excess of those we currently anticipate, the amount distributed to our members may be lower than we currently estimate.

We will continue to incur the expenses of complying with public company reporting requirements.

Following the Asset Sale and through the subsequent liquidation and dissolution, we have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act even though compliance with these reporting requirements may be economically burdensome. In connection with the liquidation, the Company intends to seek relief from the SEC to deregister its units or suspend certain of its reporting obligations under the Exchange Act.  However, there can be no assurance that any such relief will be granted.  Until we are able to deregister our units and suspend our periodic reporting obligations under the Exchange Act, we will remain a reporting issuer and will incur attendant costs relating to filing such reports with the SEC. The expenses incurred by us in complying with the applicable reporting requirements would reduce the assets available for ultimate distribution to our members.

We depend on certain key personnel to administer our liquidation, and the loss of any of these persons may prevent us from implementing the liquidation in an effective and timely manner.

The timely and successful implementation of the Plan on Liquidation depends largely upon the continued services of our chief executive officer and other key personnel. Any loss or interruption of the services of one of these key personnel could result in our inability to timely and cost-effectively manage through the process of liquidation, dissolution and winding up pursuant to the Plan of Liquidation, including increased expenses associated with the implementation of the Plan of Liquidation that may reduce the assets available for ultimate distribution to our members.

The units are not transferrable and under the Plan of Liquidation, the rights of the Company’s members are limited to distributions, if any.

Upon the closing of the Asset Sale on December 19, 2019, the Company commenced its liquidation in accordance with the Plan of Liquidation. The Board of Directors has determined that from and after the close of business on December 19, 2019, the Company’s transfer records will be closed and the Company will not record or recognize any transfer of the Company’s units occurring after the close of business on December 19, 2019. Holders of units in the Company have no rights in respect of such units, except the right to receive distributions, if any, pursuant to and in accordance with the Plan of Liquidation, our Operating Agreement and Delaware law. However, there can be no assurance as to the timing or amount of distributions to our members due to the factors described in this section.

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

The table below provides a summary of our ethanol plants in operation as of September 30, 2019, which were each owned by ABE South Dakota until the closing of the Asset Sale on December 19, 2019.

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

We currently lease approximately 4,400 square feet for our corporate and administrative staff at our corporate headquarters in Bloomington, Minnesota, through September 2021. The current base rent is $20.00 per square foot, or approximately $7,300 per month for the twelve month that began July 1, 2018, with annual increases of $.50 per square foot. We believe this space will be sufficient for our needs until the end of the lease period or any negotiated earlier surrender of the leased property in connection with our liquidation.

As of September 30, 2019, AgCountry held a first priority security interest and mortgage in all inventory, accounts receivable, intangibles, equipment, fixtures, buildings, and a first mortgage in land owned or leased by ABE South Dakota pursuant to a security agreement with AgCountry.  With the December 19, 2019 repayment of our obligations to AgCountry, AgCountry released its security interest in, and liens and mortgages on, all of the properties, rights and assets of ABE South Dakota.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for our membership units, but from June 2015 to March 2019, our units were listed on AgStockTrade.com, an internet-based matching platform. In March 2019, we suspended unit matching on AgStockTrade.com.  In connection with the Company’s liquidation in accordance with the Plan of Liquidation, the Company’s Board of Directors determined that the Company’s transfer records will be closed from and after the close of business on December 19, 2019. The Board of Directors will not consider and the Company will not record or recognize any transfer of the Company’s units occurring after the close of business on December 19, 2019.

Holders

There were 25,410,851 units outstanding as of December 1, 2019 held by 1,610 holders of record.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during fiscal 2019.

Distributions

We did not make any distributions to our members during fiscal 2019. With the repayment of AgCountry Master Credit Agreement obligations on December 19, 2019 and termination of the Master Credit Agreement and related documents, all loan covenants or restrictions imposed by any lender on our ability to make distributions were terminated.

The Company’s Board of Directors intends to meet in January 2020 to determine the next steps in the Plan of Liquidation, including the amount and timing of any initial distribution to members, which the Company expects will be in January or February 2020.  The Board anticipates that the amount of the initial distribution to members will be between $7.7 and $8.4 million or $0.30 to $0.33 per unit based on 25,410,851 units outstanding as of December 19, 2019, with a final distribution to be paid upon release of the indemnity escrow. The timing and amount of distributions are subject to change depending on a variety of factors. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Future distributions to our members will be made in proportion to the units that each member holds relative to the total number of units outstanding.

ESTIMATED INITIAL DISTRIBUTION TO MEMBERS (unaudited)

	Low Range	High Range
Cash balance as of September 30, 2019	$5,423	$5,423
Gross asset purchase price	47,500	47,500
Value of inventory and certain prepaids purchased at closing	2,480	2,480
Bank debt payable (1)	(31,004)	(31,004)
Cash held in escrow (2)	(4,750)	(4,750)
Other reductions in purchase price (3)	(5,841)	(5,841)
Total cash assumed following asset sale	13,808	13,808

Transaction-related expenses (4)	1,500	1,500
Other reserve amount (5)	2,750	2,750
Net other balance sheet items (6)	500	100
Wind down costs	1,400	1,100
Total reduction in cash estimated following the asset sale	6,150	5,450

Estimated cash initial distribution	$7,658	$8,358
Units outstanding as of closing date	25,410,851	25,410,851
Estimated initial per unit distribution (7)	$0.30	$0.33
(1)	Full payment of the Company’s outstanding senior debt including accrued interest and fees paid at closing.
(2)	Consists of $4.750 million held in escrow for 18-months from the closing date.

(3)	Reductions in the gross asset purchase price for assumed liabilities related to repair obligations under certain rail car leases and to cure a title exception.
(4)	Consists of estimated financial advisor fees, legal expenses, accounting and other miscellaneous expenses related to the Asset Sale.
(5)	Consists of $2.75 million for indemnity reserve escrow established post closing.
(6)	Includes payment of outstanding liabilities, net of accounts receivable collections and sale of other assets.
(7)	Estimated initial per unit distribution. An additional final distribution is expected with the expiration of the 18-month escrow noted above.

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

Securities Authorized for Issuance under Equity Compensation Plans

The equity securities outstanding as of September 30, 2019 under equity compensation plans are (i) the 200,000 January 18, 2013 Unit Appreciation Right (which was approved by the Company’s unit holders at the 2013 Regular Meeting of Members), (ii) the 12,500 January 28, 2015 Unit Appreciation Right, and (iii) the 100,000 January 27, 2016 Unit Appreciation Right. Each of these equity awards are to the Company’s Chief Executive Officer Richard Peterson. The following table provides information as of September 30, 2019 with respect to Company’s Units under equity compensation plans.

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

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated income statement data and other financial data for the years ended September 30, 2016 and 2015 and as of September 30, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of September 30, 2019 and 2018 and the selected consolidated income statement data and other financial data for each of the three years in the period ended September 30, 2019 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K, as well as Part I, Item 1, “Business – Company Overview and Recent Events”. You should read the following table in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

	Years Ended September 30,
	2019	2018	2017	2016	2015
	(in thousands, except per unit data)
Income statement data:
Ethanol and related product sales	$127,991	$133,772	$143,532	$144,695	$151,706
Other revenues	-	-	-	183	411
Total net sales	127,991	133,772	143,532	144,878	152,117
Cost of goods sold	138,284	133,628	130,228	145,367	151,511
Gross profit (loss)	(10,293)	144	13,304	(489)	606
Selling, general and administrative expenses	3,416	2,729	3,798	3,267	2,999
Asset impairment	-	-	-	1,584	-
Operating income (loss)	(13,709)	(2,585)	9,506	(5,340)	(2,393)
Other income	164	259	132	383	434
Other expense	-	-	-	(73)	(7)
Interest income	3	5	11	51	22
Interest expense	(1,035)	(736)	(880)	(914)	(147)
Net Income (loss)	(14,577)	(3,057)	8,769	(5,893)	(2,091)
Basic weighted units outstanding	25,411	25,411	25,411	25,411	25,411
Diluted weighted units outstanding	25,411	25,411	25,411	25,411	25,411
Income (loss) per unit basic	$(0.57)	$(0.12)	$0.35	$(0.23)	$(0.08)
Income (loss) per unit diluted	$(0.57)	$(0.12)	$0.35	$(0.23)	$(0.08)

	As of September 30,
	2019	2018	2017	2016	2015
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$5,423	$12,727	$18,804	$15,416	$16,566
Property and equipment, net	35,662	32,211	31,226	32,231	41,555
Total assets	50,700	55,434	61,629	60,033	72,788
Total debt	29,593	19,738	24,366	27,593	32,654
Total equity	13,846	28,423	31,480	26,523	32,416

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Management’s Discussion and Analysis section discusses the Company’s results of operations for the years ending September 30, 2019, 2018 and 2017, together with its balance sheets as of September 30, 2019, and 2018. This discussion should be read in conjunction with the consolidated financial statements included herewith and the notes to the consolidated financial statements thereto and the risk factors contained herein, as well as Part I, Item 1. “Business – Company Overview and Recent Events.”

OVERVIEW

Advanced BioEnergy, LLC (“Company,” “we,” “our,” “Advanced BioEnergy” or “ABE”) was formed in 2005 as a Delaware limited liability company. Until the December 19, 2019 closing the Asset Sale as described above, our business consisted of producing ethanol and co-products, including wet, modified and dried distillers’ grains, and corn oil through the two ethanol production facilities in Aberdeen and Huron, South Dakota owned and operated by our subsidiary, ABE South Dakota, LLC (“ABE South Dakota”).

The table below provides a summary of our dry mill ethanol plants in operation as of September 30, 2019:

Location	Opened	Estimated Annual Ethanol Production(1)	Estimated Annual Distillers’ Grains Production(2)	Estimated Annual Corn Oil Production	Estimated Annual Corn Processed	Primary Energy Source
		(Million gallons)	(000s Tons)	(000s lbs)	(Million bushels)
Aberdeen, SD	January 2008	48	134	11,561	15.7	Natural Gas
Huron, SD	September 1999	32	97	5,717	11.4	Natural Gas
Consolidated		80	231	17,278	27.1

(1)	Actual permitted gallons are 65.7 million for Aberdeen and 42.0 million for Huron totaling 107.7 million gallons.
(2)	Our plants produce and sell wet, modified, and dried distillers’ grains. The stated quantities are on a fully dried basis operating at full production capacity.

RESULTS OF OPERATIONS

Year Ended September 30, 2019 Compared to Year Ended September 30, 2018

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2019 and fiscal 2018 for our South Dakota plants:

	Year Ended September 30, 2019		Year Ended September 30, 2018
Product Sales Information	Quantity	Average Price	Quantity	Average Price
	(In thousands)		(In thousands)
Ethanol (gallons)	82,902	$1.18	83,869	$1.23
Distillers grains (tons)	203	$126.49	209	$128.06
Corn Oil (pounds)	20,446	$0.22	20,273	$0.20

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	28,803	$3.59	29,357	$3.25
Natural Gas (therms)	2,050	$3.31	2,106	$3.92

Net Sales

Net sales for fiscal 2019 were $128.0 million, compared to $133.8 million for fiscal 2018, a decrease of $5.8 million or 4%. The decrease was a result of lower ethanol and distillers’ prices combined with a decrease in ethanol gallons and distillers’ tons sold, partially offset by an increase in corn oil price and corn oil pounds sold. The decrease in ethanol and distillers prices is the result of various factors, including but not limited to, market demand for our products, the spread between ethanol/distillers, corn prices and overall gasoline demand. Ethanol gallons sold decreased 1.0 million gallons or 2% in fiscal 2019, compared to fiscal 2018. Corn oil pounds sold increased 0.2 million pounds or 1% in fiscal 2019, compared to fiscal 2018. The increase in corn oil pounds sold is the result of increased production efficiency at both plants.

Cost of Goods Sold

Cost of goods sold for fiscal 2019 was $138.3 million, compared to $133.6 million for fiscal 2018, an increase of $4.7 million. An increase in corn costs offset by a decrease in natural gas costed represented a portion of the increase in cost of goods sold in fiscal 2019. Corn costs represented 74.7% and 71.4% of cost of sales for the fiscal years 2019 and 2018, respectively. Corn prices increased approximately 10% in fiscal 2019 from fiscal 2018; however, we used 2% fewer corn bushels in fiscal 2019 than in fiscal 2018, due to lower ethanol production in fiscal 2019.

Natural gas costs represented 4.9% and 6.2% of cost of sales for fiscal years 2019 and 2018, respectively. The cost of natural gas per mmbtu decreased 18% in fiscal 2019, compared to fiscal 2018. The cost of natural gas in fiscal 2018 was higher than fiscal 2019 due to lower stocks coming out of the withdrawal season, which is the colder season from November through March, in 2017.  These lower stock levels drove prices higher during fiscal 2018.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs increased by approximately $0.7 million to $3.4 million in fiscal 2019, compared to fiscal 2018. The increase was primarily a result of higher costs in fiscal 2019 related to the Asset Sale and related transactions.  As a percentage of net sales, fiscal 2019 selling, general and administrative expenses increased to 2.7%, compared to 2.0% for fiscal 2018.

Interest Expense

Interest expense for fiscal 2019 was $1.0 million compared to $0.7 million in fiscal 2018. Fiscal 2019 interest expense included $0.7 million of variable rate interest and $0.6 million of fixed rate interest related to our outstanding debt and $0.1 million of amortization of deferred financing costs offset by $0.4 million of capitalized interest. Fiscal 2018 interest expense included $0.6 million of variable rate interest related to our outstanding debt and $0.1 million of amortization of deferred financing costs.

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for fiscal 2018 and fiscal 2017 for our South Dakota plants:

	Year Ended September 30, 2018		Year Ended September 30, 2017
Product Sales Information	Quantity	Average Cost	Quantity	Average Cost
	(In thousands)		(In thousands)
Ethanol (gallons)	83,869	$1.23	84,742	$1.39
Distillers grains (tons)	209	$128.06	210	$96.91
Corn Oil (pounds)	20,273	$0.20	19,551	$0.25

Product Cost Information	Quantity	Average Price	Quantity	Average Price
Corn (bushels)	29,357	$3.25	29,517	$3.15
Natural Gas (therms)	2,106	$3.92	2,123	$3.36

Net Sales

Net sales for fiscal 2018 were $133.8 million, compared to $143.5 million for fiscal 2017, a decrease of $9.7 million or 7%. The decrease was a result of lower ethanol and corn oil prices combined with a decrease in ethanol gallons and distillers’ tons sold, partially offset by an increase in distillers’ price and corn oil pounds sold. The decrease in ethanol and increase in distillers’ prices is the result of various factors, including but not limited to, market demand for our products, the spread between ethanol/distillers, corn prices and overall gasoline demand. Ethanol gallons sold decreased 0.9 million gallons or 1% in fiscal 2018, compared to fiscal 2017. Corn oil pounds sold increased 0.7 million pounds or 4% in fiscal 2018, compared to fiscal 2017. The increase in corn oil pounds sold is the result of increased production efficiency at both plants.

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

Changes in Financial Position for the Year ended September 30, 2019

Current Assets

The decrease in current assets at September 30, 2019 compared to September 30, 2018 of $8.2 million was primarily due to principal payments of $1.0 million, capital expenditures of $7.4 million and cash from operation of $9.8 million, offset by proceeds from debt of $10.8 million.

Property, Plant and Equipment

The $3.5 million increase in property, plant and equipment at September 30, 2019 compared to September 30, 2018 was primarily due to $7.4 million of capital expenditures offset by $3.9 million of depreciation expense.

Current Liabilities

Accounts payable and accrued expenses decreased by $1.0 million at September 30, 2019 compared to September 30, 2018. The primary reason for the increase is a difference of timing of payments to vendors along with a change in classification of the railcar damage accrual from current to long-term.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt increased by $28.8 million at September 30, 2019 compared to September 30, 2018. The increase was the result of a $6.5 million short-term revolver in August 2019, and all debt becoming current due to an event of default.

Long-term debt decreased by $19.0 million at September 30, 2019 compared to September 30, 2018. This decrease was the result of all debt becoming current due to an event of default.

CAPITAL RESOURCES

During fiscal 2019, we conducted our business activities and plant operations through the parent company, Advanced BioEnergy, and its primary operating subsidiary, ABE South Dakota. ABE Fairmont has had minimal activity since the December 2012 sale of the Fairmont facility. The liquidity and capital resources for each entity are based on that entity’s existing financing arrangements and capital structure. In fiscal 2019, Advanced BioEnergy was highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions as defined under the Master Credit Agreement with AgCountry. With the December 19, 2019 repayment of our obligations to AgCountry, the Master Credit Agreement and related agreements were terminated in accordance with their terms.

Advanced BioEnergy, LLC

ABE had cash and cash equivalents of $0.2 million on hand at September 30, 2019. ABE did not have any debt outstanding as of September 30, 2019.

From time to time, ABE may receive certain allowable distributions from ABE South Dakota, subject to compliance with the terms and conditions of the Master Credit Agreement. ABE will not receive any distribution from ABE South Dakota for its fiscal 2019 financial results.

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

ABE Fairmont

ABE Fairmont was dissolved in fiscal 2019 and did not exist at September 30, 2019.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $5.2 million on hand at September 30, 2019. As of September 30, 2019, ABE South Dakota had interest-bearing term debt outstanding of $29.9 million.

AgCountry Master Credit Agreement

On December 19, 2019, all amounts outstanding under the Master Credit Agreement dated December 29, 2015, as amended (“Master Credit Agreement”) between ABE South Dakota as borrower and AgCountry Farm Credit Services, PCA as lender (“AgCountry”) were repaid in full.  The total amount repaid was approximately $31.0 million, which was repaid from the purchase price from the Asset Sale described above. The $31.0 million payment consisted of the following amounts outstanding as of the closing date of the Asset Sale: $30.5 million in principal, $0.4 million in interest and $0.1 million in fees and expenses.  Effective upon the repayment, the Master Credit Agreement and all related documents were terminated in accordance with their terms and AgCountry released its security interest in, and liens and mortgages on, all of the properties, rights and assets of ABE South Dakota.

Below is a summary of the Master Credit Agreement and its terms that were in effect as of September 30, 2019:

On December 29, 2015, ABE South Dakota entered into the Master Credit Agreement with AgCountry to refinance its existing 2010 Senior Credit Agreement. On December 29, 2015, the Company also entered into (i) a First Supplement to the Master Credit Agreement covering a $10.0 million Revolving Term Facility and (ii) a Second Supplemental covering a $20.0 million Term Loan. The transaction funded on December 30, 2015.

The $20.0 million Term Loan had a fixed interest rate (“Fixed Rate”) at September 30, 2019.  The Fixed Rate was equal to 6.32%. On October 26, 2018, the Company elected to lock in a fixed rate of 6.4%, rather than a variable rate, on the remaining balance of the Term Loan. On January 2, 2019, the Company entered into an Interest Rate Conversation Agreement with AgCountry, under which the Fixed Rate of 6.4% was reduced to 6.32% for the remainder of the loan term. Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan was originally scheduled to be fully amortized over five years with the final payment on January 1, 2021.  As described below, the payments originally due in January, April, July and October 2019 have been deferred and are now due at the end of the term, or January 1, 2021. At September 30, 2019, the outstanding balance on the Term Loan was $9.0 million.

The $10.0 Revolving Term Facility has a variable rate (“Variable Rate”) equal to the one-month LIBOR rate of plus an initial Margin of 350 basis points.  At September 30, 2019, the Variable Rate was equal to the one-month LIBOR rate of 2.20% plus a Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At September 30, 2019, the balance of the Revolving Term Facility was $10.0 million.

The Margin will (i) decrease to 3.25% when the aggregate principal balance of all outstanding loans and the unfunded commitment level is $20.0 million or less, and (ii) decrease to 3.00% when this amount is $15.0 million or less.

On December 29, 2015, ABE South Dakota, LLC also entered into a Security Agreement with AgCountry under which borrowings under the Master Credit Agreement are secured by substantially all of ABE South Dakota’s assets. AgCountry holds a first priority security interest and mortgage in all inventory, accounts receivable, intangibles, equipment, fixtures, buildings, and a first mortgage in land owned or leased by ABE South Dakota.

The Master Credit Agreement also included customary financial and non-financial covenants that limit capital expenditures, distributions and debt and require minimum working capital, owner’s equity, current ratio, debt to EBITDA ratio, and fixed charge coverage ratios as follows as of September 30, 2019:

•

ABE South Dakota has a minimum working capital requirement of $12.75 million at September 30, 2016 and thereafter. Working capital is calculated as (i) (a) current assets plus (b) the amount available under the Revolving Term Facility, less (ii) current liabilities, measured quarterly.

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

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the Master Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for the 2016 Term Loan was $1.7 million, and the loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  Beginning January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan. A total of $1.1 million of the $1.7 million commitment was drawn from this loan. On April 1, 2017, the Company began making quarterly principal payments of $212,500 on the 2016 Term Loan. As of September 30, 2019, the 2016 Term Loan was paid in full.

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the Master Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company will make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will begin making quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment on July 1, 2024. At September 30, 2019, $4.3 million had been drawn on the 2018 Term Loan, and $47,000 in loan fees and closing costs had been incurred, which have been classified as deferred financing costs and will be amortized as interest expense over the term of the loan.

2019 Short-Term Revolving Credit Loan

On August 7, 2019, ABE South Dakota entered into the Fifth Supplement to the Master Credit Agreement (“2019 Revolving Loan”), with AgCountry to provide a $6.5 million short-term revolving credit loan.  The 2019 Revolving Loan was obtained to finance working capital needs through the closing of the Asset Sale, as well as the purchase of approximately 800,000 bushels of corn.  The 2019 Revolving Loan has a variable interest rate equal to the one-month LIBOR rate plus a Margin of 400 basis points.  Borrowings under the Revolving Loan may be advanced, repaid and re-borrowed during the term, except during an outstanding Event of Default. The Company is required to make monthly interest payments on the Revolving Loan which began September 1, 2019, with the full principal amount outstanding due on the earlier of November 1, 2019 or the date on which the obligations have been declared or have automatically become due and payable, whether by acceleration or otherwise.  At September 30, 2019, the balance of the 2019 Revolving Loan was $6.5 million

Amendments and Waivers to Master Credit Agreement

On September 28, 2016, ABE South Dakota entered into a Limited Waiver and First Amendment to the Master Credit Agreement (“First Amendment”) to (i) eliminate the Owner’s Equity Ratio Covenant, (ii) temporarily increase the Capital Expenditures Covenant to $3.0 million for fiscal 2016 to finance the corn oil extraction system at the Huron plant, and (iii) waive other post-closing obligations.

On November 19, 2016, ABE South Dakota received a waiver to the Master Credit Agreement from AgCountry that waived certain Events of Default related to the Working Capital requirement and the Total Outstanding Debt to EBITDA Ratio at September 30, 2016.

On October 16, 2017, ABE South Dakota received a waiver to the Master Credit Agreement from AgCountry that waived an Event of Default related to the Capital Expenditure Covenant for fiscal 2017. The Capital Expenditure Covenant for fiscal 2016 was increased to $3.0 million due to the addition of the corn oil extraction system at Huron. However, a portion of the capital expenditure cost was incurred in fiscal 2017, so an additional waiver was granted for this period.

On March 13, 2018, in conjunction with the 2018 Term Loan, ABE South Dakota entered into a Second Amendment to the Master Credit Agreement (“Second Amendment”) to temporarily increase the Capital Expenditures Covenant to $6.0 million per year for the years ending September 30, 2018 and 2019.  The covenant will revert back to $2.0 million per year for all years ending after September 30, 2019.

As a result of a depressed margin environment in fiscal 2019 and fiscal 2018, ABE South Dakota requested waivers for certain specific Events of Default in fiscal 2019 and at September 30, 2018, and requested covenant amendments for specific future covenants for which ABE South Dakota projected possible non-compliance.  Although ABE South Dakota’s lender, AgCountry Farm Credit Services, PCA, granted certain waivers and covenant amendments to the Master Credit Agreement, as discussed below, we were unable to meet other certain covenant and payment obligations subsequent to those waived and accordingly, an Event of Default occurred.

On October 19, 2018, ABE South Dakota entered into a Limited Waiver and Third Amendment to the Master Credit Agreement (“Third Amendment”) to waive certain Events of Default related to covenant compliance as of September 30, 2018 and temporarily amend certain future covenants.  The Third Amendment included the following covenant waiver and amendments: (i) the Fixed Charge Coverage Ratio was waived as of September 30, 2018 and reduced to a ratio of 1.00:1.00 as of September 30, 2019, and reverts back to 1.15:1.00 at September 30, 2020, (ii) the Working Capital Covenant was reduced to $10 million at September 30, 2018 and December 31, 2018, $9 million at March 31, 2019 and June 30, 2019, then increased to $10 million at September 30, 2019 and $12 million at September 30, 2020 and all times thereafter, (iii) the Capital Expenditures covenant was increased to $8.0 million for the year ending September 30, 2019, and reverts back to $2.0 million for all subsequent years, and (iv) the outstanding Debt to EBITDA Ratio was waived at September 30, 2018 and will revert back to the requirement that it be less than 4:00:1:00 on the last day of each fiscal year end beginning September 30, 2019.

On December 28, 2018, ABE South Dakota entered into a Limited Waiver and Deferral Agreement and Fourth Amendment to the Master Credit Agreement (“Fourth Amendment”) to defer three future principal payments and waive and temporarily amend certain future covenants.  The Fourth Amendment included the following covenant waivers and amendments:

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

On July 17, 2019, ABE South Dakota entered into a Limited Waiver Agreement to the Master Credit Agreement (“Limited Waiver”) to waive the Event of Default related to compliance with the Working Capital Covenant at May 31, 2019 and June 30, 2019.  As a condition to AgCountry granting the Limited Waiver, ABE South Dakota’s parent company, Advanced BioEnergy, LLC was required to make a cash investment not less than $300,000 to be available for ABE South Dakota’s working capital needs.

On August 7, 2019, ABE South Dakota entered into a Second Limited Waiver Agreement to the Master Credit Agreement (“Second Limited Waiver”) to waive outstanding and expected Events of Default related to compliance with the Working Capital Covenant at July 31, 2019 and August 31, 2019, and the Current Ratio Covenant at June 30, 2019, July 31, 2019 and August 31, 2019.

On October 9, 2019, ABE South Dakota entered into a Third Limited Waiver and Deferral Agreement (“Third Limited Waiver”) to: (i) waive outstanding Events of Default related to compliance with the Working Capital and Current Ratio covenants at September 30, 2019, (ii) extend the funding period of the 2018 Term Loan to November 1, 2019, (iii) amend the repayment obligations of the 2018 Term Loan to begin January 1, 2020, and (iv) defer the principal payment due October 1, 2019 to the Term Loan Maturity Date.

CASH FLOWS

The following table shows our cash flows for the years ended September 30:

	Years Ended September 30
	2019	2018	2017
	(In thousands)	(In thousands)	(In thousands)
Net cash provided by (used in) operating activities	$(9,755)	$1,508	$13,186
Net cash used in investing activities	(7,318)	(3,861)	(2,663)
Net cash provided by (used in) financing activities	9,769	(4,724)	(7,135)

Cash Flow from Operations

Our cash flows from operations in fiscal 2019 were lower compared to fiscal 2018, primarily due to decreased margins in fiscal 2019.

Our cash flows from operations in fiscal 2018 were lower compared to fiscal 2017, primarily due to decreased margins in fiscal 2018.

Cash Flow from Investing Activities

We used more cash for investing activities in fiscal 2019 compared to fiscal 2018, primarily as a result of $7.4 million spent on capital expenditures in fiscal 2019 compared to $4.2 million in fiscal 2018.

We used more cash for investing activities in fiscal 2018 compared to fiscal 2017, primarily as a result of $4.2 million spent on capital expenditures in fiscal 2018 compared to $3.0 million in fiscal 2017.

Cash Flow from Financing Activities

We had more cash provided by financing activities in fiscal 2019 versus fiscal 2018 primarily due to debt proceeds of $10.8 million in fiscal 2019. In fiscal 2019 $1.0 million was used for debt payments versus $4.7 million in fiscal 2018.

We used less cash for financing activities in fiscal 2018 versus 2017 primarily due to a $3.8 million distribution to unit holders in fiscal 2017. This was offset by $1.1 million drawn from the 2016 Term Loan for the Huron corn oil project in fiscal 2017.  It was also offset by debt payments of $4.7 million in fiscal 2018 versus $4.4 million in fiscal 2017.

CREDIT ARRANGEMENTS

A summary of debt in effect at September 30, 2019 is as follows (in thousands, except percentages):

	September 30, 2019 Interest Rate	September 30, 2019	September 30, 2018
ABE South Dakota:
Senior debt principal - fixed	6.32%	9,000	-
Senior debt principal - variable	5.70%	14,312	20,000
Short term revolving line	6.20%	6,500	-
Deferred financing costs	N/A	(219)	(262)
Total outstanding		$29,593	$19,738

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2019.

	Years Ending September 30,
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt obligations(1)	$29,593	$-	$-	$-	$-	$-	$29,593
Operating lease obligations(2)	3,633	3,379	2,666	1,939	735	-	12,352
Total contractual obligations	$33,226	$3,379	$2,666	$1,939	$735	$-	$41,945

(1)	Amounts represent principal and interest due under our credit facilities, assuming contractual maturities.
(2)	Operating lease obligations consist primarily of rail cars, mobile equipment and office space.

In connection with the closing of the Asset Sale, the Company assigned or cancelled any and all lease commitments above as they relate to ABE South Dakota and will have no further payment obligations.  Following the closing of the Asset sale, ABE has future commitments for fiscal 2020 of $163,000, fiscal 2021 of $153,000 and fiscal 2022 of $3,000, which it will resolve through the liquidation, dissolution and winding up pursuant to the Plan of Liquidation.

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

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods is are transferred to our customers when a railcar or truck is loaded , in an amount that reflects the consideration that we expect to receive in exchange for those goods.

•	Sales of ethanol
•	Sales of distillers grains
•	Sales of distillers corn oil

We disclose disaggregation of revenue according to product line, along with accounts receivable from contracts with customers, in Note 7.

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

Inventories

Ethanol inventory, raw materials, work-in-process and parts inventory are valued using methods that approximate the lower of cost (first-in, first-out) or net realizable value (“NRV”). Distillers’ grains and related products are stated at NRV. In the valuation of inventories and purchase and sale commitments, the Company determines NRV by estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Office equipment	3-7 Years
Other equipment	1-5 Years
Process equipment	15 Years
Buildings	40 Years

Interest capitalized in property and equipment was $353,000 and $32,000 in fiscal 2019 and 2018, respectively.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facility. As of September 30, 2019, we had $20.8 million of outstanding borrowings with variable interest rates. With each 1% increase in interest rates we will incur additional annual interest charges of $0.21 million.

We have no international sales. Substantially all of our purchases are denominated in U.S. dollars.

IMPACT OF INFLATION

We believe that inflation has not had a material impact on our results of operations since inception.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider market risk to be the impact of adverse changes in market prices on our results of operations. We are subject to significant market risk with respect to the price of ethanol and corn. For the year ended September 30, 2019, sales of ethanol represented 76% of our total revenues and corn costs represented 75% of total cost of goods sold. In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. At September 30, 2019, the price per gallon of ethanol and the price per bushel of corn on the CBOT were $1.37 and $3.88, respectively.

We are also subject to market risk on the selling prices of our distillers’ grains, which represented 20% of our total revenues for the fiscal year ended September 30, 2019. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price. The average dried distillers’ grains spot price for local customers was $126 per ton at September 30, 2019.

We are also subject to market risk with respect to our supply of natural gas that we consume in the ethanol production process. Natural gas costs represented 5% of total cost of sales for the year ended September 30, 2019. The price of natural gas is affected by overall supply, weather conditions and general economic, market and regulatory factors. At September 30, 2019, the price of natural gas on the NYMEX was $2.33 per mmbtu.

To reduce price risk caused by market fluctuations in the cost and selling prices of related commodities, we have entered into forward purchase/sale contracts. We entered into forward sales contracts which guaranteed prices on 16% of our ethanol gallons sold through October 2019. At September 30, 2019 we had entered into forward sale contracts representing 36% of our expected distillers’ grains production output through October 2019.

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

	Estimated at Risk Volume(1)	Units	Hypothetical Change in Price	Spot Price(2)	Change in Annual Operating Income
	(In millions)				(In millions)
Ethanol	72.0	gallons	10.0%	$1.37	$9.9
Distillers grains	0.2	tons	10.0%	126.00	2.5
Corn	27.1	bushels	10.0%	3.88	10.5
Natural gas	2.1	mmbtus	10.0%	2.33	0.5

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

(2)

Current spot prices include the CBOT price per gallon of ethanol, the local price per bushel of corn, the NYMEX price per mmbtu of natural gas and our listed local advertised dried distillers’ grains price per ton as of September 30, 2019.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of Advanced BioEnergy, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced BioEnergy, LLC and its subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Subsequent Events

As discussed in Note 12 to the financial statements, the Company sold substantially all Company assets related to its ethanol plants on December 19, 2019, and has repaid all outstanding debt obligations.

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

Des Moines, Iowa

December 30, 2019

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	September 30,
	2019	2018
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,423	$12,727
Accounts receivable:
Trade accounts receivables	3,451	4,198
Other receivables	174	192
Inventories	4,871	4,922
Prepaid expenses	667	732
Total current assets	14,586	22,771
Property and equipment, net	35,662	32,211
Other assets	452	452
Total assets	$50,700	$55,434
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$3,908	$4,635
Accrued expenses	2,326	2,615
Current portion of long-term debt (stated principal amount of $29,812 and $1,000 at September 30, 2019 and September 30, 2018, respectively)	29,593	905
Total current liabilities	35,827	8,155
Other liabilities	1,027	23
Long-term debt (stated principal amount of $0 and $19,000 at September 30, 2019 and September 30, 2018, respectively)	-	18,833
Total liabilities	36,854	27,011
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(30,980)	(16,403)
Total members’ equity	13,846	28,423
Total liabilities and members’ equity	$50,700	$55,434

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	September 30, 2019	September 30, 2018	September 30, 2017
	(in thousands, except per unit data)
Net sales
Ethanol and related products	$127,991	$133,772	$143,532
Total net sales	127,991	133,772	143,532
Cost of goods sold	138,284	133,628	130,228
Gross profit (loss)	(10,293)	144	13,304
Selling, general and administrative	3,416	2,729	3,798
Operating income (loss)	(13,709)	(2,585)	9,506
Other income	164	259	132
Interest income	3	5	11
Interest expense	(1,035)	(736)	(880)
Net income (loss)	$(14,577)	$(3,057)	$8,769
Weighted average units outstanding—basic & diluted	25,411	25,411	25,411
Net income (loss) per unit—basic & diluted	$(0.57)	$(0.12)	$0.35
Cash distributions declared per unit	$-	$-	$0.15

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Years Ended September 30, 2019, 2018 and 2017

	Member Units	Members’ Capital	Accumulated Deficit	Total
	(Dollars in thousands)
MEMBERS’ EQUITY— September 30, 2016	25,410,851	$48,638	$(22,115)	$26,523
Distribution to members	-	(3,812)	-	(3,812)
Net income	-	-	8,769	8,769
MEMBERS’ EQUITY— September 30, 2017	25,410,851	44,826	(13,346)	31,480
Net (loss)	-	-	(3,057)	(3,057)
MEMBERS’ EQUITY— September 30, 2018	25,410,851	44,826	(16,403)	28,423
Net (loss)	-	-	(14,577)	(14,577)
MEMBERS’ EQUITY— September 30, 2019	25,410,851	$44,826	$(30,980)	$13,846

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	September 30, 2019	September 30, 2018	September 30, 2017
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(14,577)	$(3,057)	$8,769
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	3,835	3,867	3,820
Amortization of deferred financing costs	95	96	95
Amortization of deferred revenue and rent	(8)	(8)	(9)
Loss (gain) on sale of assets	1	(19)	-
Loss on impairment and disposal of assets	-	-	102
Change in working capital components:
Trade accounts receivable	747	(159)	453
Other receivable	18	613	(221)
Inventories	51	(588)	196
Prepaid expenses	65	(67)	47
Accounts payable	(697)	436	(44)
Accrued expenses and other liabilities	715	394	(22)
Net cash provided by (used in) operating activities	(9,755)	1,508	13,186
Cash flows from investing activities:
Purchase of property and equipment	(7,365)	(4,184)	(2,975)
Proceeds from the sale of assets, net of transaction costs	47	19	-
Change in other assets	-	304	312
Net cash used in investing activities	(7,318)	(3,861)	(2,663)
Cash flows from financing activities:
Payments on debt	(1,000)	(4,677)	(4,425)
Proceeds from debt	10,812	-	1,102
Payment of deferred financing costs	(43)	(47)	-
Distribution to members	-	-	(3,812)
Net cash provided by (used in) financing activities	9,769	(4,724)	(7,135)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,304)	(7,077)	3,388
Beginning cash, cash equivalents and restricted cash	12,727	19,804	16,416
Ending cash, cash equivalents and restricted cash	$5,423	$12,727	$19,804
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $353 thousand and $32 in fiscal 2019 and fiscal 2018, respectively	$1,061	$698	$805
Supplemental disclosure of non-cash financing and investing activities:
Accounts payable related to fixed assets	663	693	25

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

At September 30, 2019, the Company owned two ethanol production facilities in Aberdeen and Huron, South Dakota with a combined production capacity of 80 million gallons per year.  On August 1, 2019, the Company and ABE South Dakota entered into an asset purchase agreement (the “Asset Purchase Agreement ”) with Glacial Lakes Energy, LLC (“GLE”), under which ABE South Dakota agreed to sell its Aberdeen and Huron, South Dakota ethanol plants and related businesses to GLE (the “Asset Sale”). On December 19, 2019, Advanced BioEnergy, ABE South Dakota and GLE closed the Asset Sale. At the closing, ABE South Dakota sold to GLE substantially all of the assets related to its business of producing ethanol and co-products, including wet, modified and dried distillers’ grains and corn oil, through its plants located in Aberdeen, South Dakota and Huron, South Dakota.

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts in the consolidated statement of cash flows (in thousands):

	September 30,	September 30,	September 30,
	2019	2018	2017
Cash and cash equivalents	$5,423	$12,727	$18,804
Restricted cash	-	-	1,000
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,423	$12,727	$19,804

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

There were no material balances of financial assets or financial liabilities, including derivative financial instruments, measured at the approximate fair value at September 30, 2019 or 2018.

Deferred Financing Costs

Deferred financing costs are recorded at cost and include expenditures related to secure debt financing. Deferred financing costs are shown as contra debt and are being amortized into interest expense over the term of the agreement using the straight-line method, which approximates the effective interest method.

Receivables

Credit sales are made to a relatively small number of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received. There was no allowance for doubtful accounts recorded at September 30, 2019 or September 30, 2018.

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

Interest capitalized in property and equipment was $353,000 and $32,000 in fiscal 2019 and 2018, respectively.

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

Revenue Recognition

Effective October 1, 2018, the Company adopted the new guidance of Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (Topic 606) using the modified retrospective approach. Topic 606 requires the Company to recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which ABE expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company generally recognizes revenue at a point in time.  The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less.  The Company has no significant contract assets or contract liabilities from contracts with customers. The adoption of this new guidance did not result in any change to our recognition of revenue.

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods is are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods.

•Sales of ethanol

•Sales of distillers grains

•Sales of distillers corn oil

We disclose disaggregation of revenue according to product line, along with accounts receivable from contracts with customers, in Note 7.

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

Recent Accounting Pronouncements

In February 2016, the ASC was amended and a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. The ROU asset will initially be measured as the sum of the initial lease liability, initial costs directly attributable to negotiating and arranging the lease, and payments made by a lessee to the lessor at or before the lease commencement date less any lease incentives received. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Due to the Company sale of substantially all of its assets on December 19, 2019 (see Note 12), this standard will not have a material impact on these consolidated financial statements and related disclosures.

2.	Inventories

A summary of inventories is as follows (in thousands):

	September 30, 2019	September 30, 2018
Chemicals	$507	$783
Work in process	757	677
Ethanol	1,320	1,261
Distillers grain	146	416
Supplies and parts	1,859	1,785
Corn	282	-
Total	$4,871	$4,922

3.	Property and Equipment

A summary of property and equipment is as follows (in thousands):

	September 30, 2019	September 30, 2018
Land	$1,838	$1,811
Buildings	7,786	8,168
Process equipment	110,570	110,348
Other equipment	903	636
Office equipment	378	1,239
Construction in process	9,421	3,561
	130,896	125,763
Accumulated depreciation	(95,234)	(93,552)
Property and equipment, net	$35,662	$32,211

4.	Debt

A summary of debt is as follows (in thousands, except percentages):

	September 30, 2019 Interest Rate	September 30, 2019	September 30, 2018
ABE South Dakota:
Senior debt principal - fixed	6.32%	9,000	-
Senior debt principal - variable	5.70%	14,312	20,000
Short term revolving line	6.20%	6,500	-
Deferred financing costs	N/A	(219)	(262)
Total outstanding		$29,593	$19,738

The estimated maturities of debt at September 30, 2019 are as follows (in thousands):

	Senior Debt Principal	Deferred Financing Costs	Total
2020	$29,812	$(219)	$29,593
Total debt	$29,812	$(219)	$29,593

2015 Senior Credit Agreement for the South Dakota Plants

On December 19, 2019, all amounts outstanding under the Master Credit Agreement dated December 29, 2015, as amended (“Master Credit Agreement”) between ABE South Dakota as borrower and AgCountry Farm Credit Services, PCA as lender (“AgCountry”) were repaid in full.  The total amount repaid was approximately $31.0 million, which was repaid from the purchase price from the Asset Sale described in Note 12. The $31.0 million payment consisted of the following amounts outstanding as of the closing date of the Asset Sale: $30.5 million in principal, $0.4 million in interest and $0.1 million in fees and expenses.  Effective upon the repayment, the Master Credit Agreement and all related documents were terminated in accordance with their terms and AgCountry released its security interest in, and liens and mortgages on, all of the properties, rights and assets of ABE South Dakota.

Below is a summary of the Master Credit Agreement and its terms that were in effect as of September 30, 2019:

On December 29, 2015, ABE South Dakota entered into the Master Credit Agreement with AgCountry to refinance its existing 2010 Senior Credit Agreement. On December 29, 2015, the Company also entered into (i) a First Supplement to the Master Credit Agreement covering a $10.0 million Revolving Term Facility and (ii) a Second Supplemental covering a $20.0 million Term Loan. The transaction funded on December 30, 2015.

The $20.0 million Term Loan had a fixed interest rate (“Fixed Rate”) at September 30, 2019.  The Fixed Rate was equal to 6.32%. On October 26, 2018, the Company elected to lock in a fixed rate of 6.4%, rather than a variable rate, on the remaining balance of the Term Loan. On January 2, 2019, the Company entered into an Interest Rate Conversation Agreement with AgCountry, under which the Fixed Rate of 6.4% was reduced to 6.32% for the remainder of the loan term.  Beginning April 1, 2016, the Company began making quarterly principal payments of $1.0 million, plus accrued interest, on the Term Loan. The Term Loan was originally scheduled to be fully amortized over five years with the final payment on January 1, 2021. As described below, the payments originally due in January, April, July and October 2019 have been deferred and are now due at the end of the term, or January 1, 2021. At September 30, 2019, the outstanding balance on the Term Loan was $9.0 million.

The $10.0 Revolving Term Facility has a variable rate (“Variable Rate”) equal to the one-month LIBOR rate of plus an initial Margin of 350 basis points.  At September 30, 2019, the Variable Rate was equal to the one-month LIBOR rate of 2.20% plus a Margin of 350 basis points. Borrowings under the Revolving Term Facility may be advanced, repaid and re-borrowed during the term. The Company is required to make quarterly interest payments on the Revolving Term Facility, with the full principal amount outstanding due on January 1, 2021. Under the Revolving Term Facility, the Company is required to pay unused commitment fees of 50 basis points. At September 30, 2019, the balance of the Revolving Term Facility was $10.0 million.

The Margin will (i) decrease to 3.25% when the aggregate principal balance of all outstanding loans and the unfunded commitment level is $20.0 million or less, and (ii) decrease to 3.00% when this amount is $15.0 million or less.

ABE South Dakota, LLC also entered into a Security Agreement with AgCountry under which borrowings under the Master Credit Agreement are secured by substantially all of ABE South Dakota’s assets. AgCountry holds a first priority security interest and mortgage in all inventory, accounts receivable, intangibles, equipment, fixtures, buildings, and a first mortgage in land owned or leased by ABE South Dakota.

The Master Credit Agreement also included financial and non-financial covenants that limit distributions and debt and require minimum working capital, owner’s equity, current ratio, debt to EBITDA ratio, and fixed charge coverage ratios. Those covenants included the following:

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

2016 Term Loan

On September 28, 2016, ABE South Dakota entered into the Third Supplement to the Master Credit Agreement (“2016 Term Loan”) with AgCountry to finance the corn oil extraction system at the Huron plant.  The total loan commitment for 2016 Term Loan was $1.7 million, and the loan had a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  A total of $1.1 million of the $1.7 million commitment was drawn from this loan. On January 1, 2017, the Company began making quarterly payments of accrued interest on the 2016 Term Loan.  On April 1, 2017, the Company began making quarterly principal payments of $212,500 on the 2016 Term Loan. As of September 30, 2019 the 2016 Term Loan was paid in full.

2018 Construction and Term Loan

On March 13, 2018, ABE South Dakota entered into the Fourth Supplement to the Master Credit Agreement (“2018 Term Loan”) with AgCountry to finance a grain storage and receiving facility at the Aberdeen plant. The agreement provides for a $5.0 million multiple advance credit facility. The loan has a variable interest rate equal to the one-month LIBOR rate plus a “Margin” of 350 basis points.  During the construction period, the Company will make quarterly interest payments in arrears on the first day of each quarter.  Upon completion of construction, the Company will begin making quarterly principal payments in the amount of $250,000 per quarter, plus accrued interest. The 2018 Term Loan will be fully amortized over five years, with the final payment on July 1, 2024.  At September 30, 2019, $4.3 million had been drawn on the 2018 Term Loan, and $47,000 in loan fees and closing costs had been incurred, which have been classified as deferred financing costs and will be amortized as interest expense over the term of the loan.

2019 Short-Term Revolving Credit Loan

On August 7, 2019, ABE South Dakota entered into the Fifth Supplement to the Master Credit Agreement (“2019 Revolving Loan”), with AgCountry to provide a $6.5 million short-term revolving credit loan.  The 2019 Revolving Loan was obtained to finance working capital needs through the closing of the Asset Sale, as well as the purchase of approximately 800,000 bushels of corn.  The 2019 Revolving Loan has a variable interest rate equal to the one-month LIBOR rate plus a Margin of 400 basis points.  Borrowings under the Revolving Loan may be advanced, repaid and re-borrowed during the term, except during an outstanding Event of Default. The Company is required to make monthly interest payments on the Revolving Loan which began September 1, 2019, with the full principal amount outstanding due on the earlier of November 1, 2019 or the date on which the obligations have been declared or have automatically become due and payable, whether by acceleration or otherwise.  At September 30, 2019, the balance of the 2019 Revolving Loan was $6.5 million.

Amendments and Waivers to Master Credit Agreement

On September 28, 2016, ABE South Dakota entered into a Limited Waiver and First Amendment to the Master Credit Agreement (“First Amendment”) to (i) eliminate the Owner’s Equity Ratio Covenant, (ii) temporarily increase the Capital Expenditures Covenant to $3.0 million for fiscal 2016 to finance the corn oil extraction system at the Huron plant, and (iii) waive other obligations related to the post closing agreement.

On November 19, 2016, ABE South Dakota received a waiver to the Master Credit Agreement from AgCountry that waived certain Events of Default related to the Working Capital requirement and the Total Outstanding Debt to EBITDA Ratio at September 30, 2016.

On October 16, 2017, ABE South Dakota received a waiver to the Master Credit Agreement from AgCountry that waived an Event of Default related to the Capital Expenditure Covenant for fiscal 2017. The Capital Expenditure Covenant for fiscal 2016 was increased to $3.0 million due to the addition of corn oil extraction system at Huron. However, a portion of the capital expenditure cost was incurred in fiscal 2017, so an additional waiver was granted for this period.

On March 13, 2018, in conjunction with the 2018 Term Loan, ABE South Dakota entered into a Second Amendment to the Master Credit Agreement (“Second Amendment”) to temporarily increase the Capital Expenditures Covenant to $6.0 million per year for the years ending September 30, 2018 and 2019.  The covenant will revert back to $2.0 million per year for all years ending after September 30, 2019.

As a result of a depressed margin environment in fiscal 2019 and fiscal 2018, ABE South Dakota requested waivers for certain specific Events of Default in fiscal 2019 and at September 30, 2018, and requested covenant amendments for specific future covenants for which ABE South Dakota projected possible non-compliance.  Although ABE South Dakota’s lender, AgCountry Farm Credit Services, PCA, granted the waivers and covenant amendments to the Master Credit Agreement, as discussed below, we were unable to meet other certain covenant and payment obligations subsequent to those waived and accordingly, an Event of Default occurred.

On October 19, 2018, ABE South Dakota entered into a Limited Waiver and Third Amendment to the Master Credit Agreement (“Third Amendment”) to waive certain Events of Default related to covenant compliance as of September 30, 2018 and temporarily amend certain future covenants.  The Third Amendment included the following covenant waiver and amendments: (i) the Fixed Charge Coverage Ratio was waived as of September 30, 2018, reduced to a ratio of 1.00:1.00 as of September 30, 2019, and reverts back to 1.15:1.00 at September 30, 2020, (ii) the Working Capital Covenant was reduced to $10 million at September 30, 2018 and December 31, 2018, $9 million at March 31, 2019 and June 30, 2019, then increased to $10 million at September 30, 2019 and $12 million at September 30, 2020 and all times thereafter, (iii) the Capital Expenditures covenant was increased to $8.0 million for the year ending September 30, 2019, and reverts back to $2.0 million for all subsequent years, and (iv) the outstanding Debt to EBITDA Ratio was waived at September 30, 2018 and will revert back to the requirement that it be less than 4:00:1:00 on the last day of each fiscal year end beginning September 30, 2019.

On December 28, 2018, ABE South Dakota entered into a Limited Waiver and Deferral Agreement and Fourth Amendment to the Master Credit Agreement (“Fourth Amendment”) to defer three future principal payments and waive and temporarily amend certain future covenants.  The Fourth Amendment included the following covenant waivers and amendments:

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

On July 17, 2019, ABE South Dakota entered into a Limited Waiver Agreement to the Master Credit Agreement (“Limited Waiver”) to waive the Event of Default related to compliance with the Working Capital Covenant at May 31, 2019 and June 30, 2019.  As a condition to AgCountry granting the Limited Waiver, ABE South Dakota’s parent company, Advanced BioEnergy, LLC was required to make a cash investment not less than $300,000 to be available for ABE South Dakota’s working capital needs.

On August 7, 2019, ABE South Dakota entered into a Second Limited Waiver Agreement to the Master Credit Agreement (“Second Limited Waiver”) to waive outstanding and expected Events of Default related to compliance with the Working Capital Covenant at July 31, 2019 and August 31, 2019, and the Current Ratio Covenant at June 30, 2019, July 31, 2019 and August 31, 2019.

On October 9, 2019, ABE South Dakota entered into a Third Limited Waiver and Deferral Agreement (“Third Limited Waiver”) to: (i) waive outstanding Events of Default related to compliance with the Working Capital and Current Ratio covenants at September 30, 2019, (ii) extend the funding period of the 2018 Term Loan to November 1, 2019, (iii) amend the repayment obligations of the 2018 Term Loan to begin January 1, 2020, and (iv) defer the principal payment due October 1, 2019 to the Term Loan Maturity Date.

Subsequent to the amendments and waivers described above, ABE South Dakota evaluated projected covenant compliance for the 12 month period following September 30, 2019.  Based on this evaluation, ABE South Dakota determined compliance over the next 12 month period was not reasonably possible and, as a result, has recognized all debt as current on its financial statements.  The debt was subsequently repaid in connection with the sale of substantially all of ABE South Dakota’s assets, see Note 12.

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

Unit Appreciation Rights

As of September 30, 2019, the Company had 312,500 Unit Appreciation Rights (“UAR”) fully vested and outstanding. At the time of their respective grants, (i) 200,000 of the UARs had an exercise price of $1.15 per unit, (ii) 12,500 of the UARs had an exercise price of $1.00 per unit, and (iii) 100,000 of the UARs had an exercise price of $1.24 per unit. As a result of cash distributions paid to the Company’s unit holders subsequent to the dates of the respective UAR grants, as of September 30, 2019, (i) the exercise price of the 200,000 January 2013 UARs has been reduced to $0.21 per unit, (ii) the exercise price of the 12,500 January 2015 UARs has been reduced to $0.85 and (iii) the exercise price of the 100,000 January 2016 UARs is $1.09 per unit.  The exercise price of each of these awards will be reduced by any future distributions paid to the Company’s unit holders. The units are contingently exercisable only under certain limited circumstances; therefore, the Company is not recognizing compensation expense related to the awards until these defined circumstances are probable of occurring.

Board Representation and Voting Agreement

The Company, certain directors of the Company, South Dakota Wheat Growers Association, entities associated with Clean Energy Capital, LLC (“CEC”) (and predecessor entities) and entities associated with Thomas H. Lee Partners, L.P. (“THL”) (and predecessor entities), have each executed a voting agreement (the “Voting Agreement”). The Voting Agreement requires the parties to (a) nominate for election to the Board two designees of THL and the Chief Executive Officer of the Company, (b) recommend to the members the election of each of the designees, (c) vote all units of the Company they beneficially own or otherwise control to elect each of the designees to the Board, (d) not take any action that would result in the removal of any of the designees from the Board or to increase the size of the Board to more than nine members, and (e) not grant a proxy with respect to any units that is inconsistent with the parties’ obligations under the Voting Agreement. At December 1, 2019, the parties to the Voting Agreement held in the aggregate approximately 39.6% of the outstanding units of the Company.

6.	Lease Commitments and Contingencies

Lease Commitments

The Company leases ethanol and distillers rail cars, office and other equipment and an office facility under operating lease agreements with the following approximate future minimum rental commitments through 2024 for the years ended September 30 (in thousands):

Minimum Rental Commitments
2020	$3,633
2021	3,379
2022	2,666
2023	1,939
2024	735
Thereafter	-
$12,352

The Company recognized rent expense related to the above leases of approximately $3.9 million, $3.9 million, and $4.5 million for the years ended September 30, 2019, 2018, and 2017, respectively.

The Company closed on the Asset Sale on December 19, 2019.  In connection with the closing of the Asset Sale, the Company assigned or cancelled any and all lease commitments above as they relate to ABE South Dakota, and will have no further payment obligations.  Following the closing of the Asset Sale, ABE has future commitments for fiscal 2020 of $163,000, fiscal 2021 of $153,000 and fiscal 2022 of $3,000, which it will resolve through the liquidation, dissolution and winding up pursuant to the Plan of Liquidation.

7.	Major Customers

ABE South Dakota has ethanol marketing agreements with NGL Crude Logistics LLC (“NGL”), a diversified energy business. These ethanol marketing agreements require that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants. The term of these ethanol marketing agreements were originally set to expire on June 30, 2019. On April 1, 2019, the agreements were amended to change the term to month-to-month, with three months written notice by either party required to terminate the agreement. On September 27, 2019, the Company provided notice of termination due to the pending Asset Sale. The agreements will terminate on December 31, 2019.

ABE South Dakota is party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), under which Dakotaland Feeds markets the local sale of wet distillers’ grains produced at the ABE South Dakota Huron plant and modified distillers’ produced at the Aberdeen plant to third parties for an agreed upon commission. ABE South Dakota has a marketing agreement with Gavilon Ingredients, LLC (“Gavilon”) to market the dried distillers’ grains at the Aberdeen and Huron plants which were originally set to expire on July 31, 2019. On May 8, 2019, the agreement was amended so the term would continue until either party gave no less than sixty days written notice. On September 30, 2019, the Company provided notice of termination due to the pending Asset Sale. The agreement terminated on November 30, 2019.  The Company continued to sell dried distillers’ to Gavilon through the closing of the Asset Sale. ABE South Dakota self-marketed its wet and a small portion of modified distillers’ grains produced at the Aberdeen plant.

ABE South Dakota was party to an agreement with Gavilon to market all of the corn oil produced by the Huron and Aberdeen plants through November 30, 2019 and September 30, 2019, respectively.  On, July 16, 2019, a notice of termination for the Huron plant was delivered to Gavilon which terminated the contract as of October 20, 2019. The Company continued to sell corn oil to Gavilon through the closing of the Asset Sale. On August 21, 2019 a termination notice for the Aberdeen plants was delivered to Gavilon whereby the agreement terminated on the closing date of the Asset Sale.

Sales and receivables from the Company’s major customers were as follows (in thousands):

	As of and for the Twelve Months Ending	As of and for the Twelve Months Ending	As of and for the Twelve Months Ending
	September 30, 2019	September 30, 2018	September 30, 2017
NGL Energy—Ethanol
Twelve months revenues	97,846	102,617	118,000
Receivable balance at period end	2,342	3,274	3,116
Gavilon—Corn Oil & Distillers Grains
Twelve months revenues	16,679	16,698	13,786
Receivable balance at period end	408	385	326
Dakotaland Feeds—Distillers Grains
Twelve months revenues	12,311	12,647	10,663
Receivable balance at period end	465	499	575
Other Various Small Customers—Distillers Grains
Twelve months revenues	1,155	1,810	1,083
Receivable balance at period end	129	40	22

8.	Risk Management

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of these markets may have on its current and future operating results. To reduce these effects, the Company generally attempts to fix corn purchase prices and related sale prices of ethanol, distillers’ grains and corn oil, with forward purchase and sale contracts to lock in future operating margins. In addition to entering into contracts to purchase 0.1 million bushels of corn in which the basis or futures price was not locked, the Company had entered into the following fixed price forward sales and purchase contracts at September 30, 2019:

Commodity	Type	Quantity	Amount (in 000’s)	Period Covered Through
Ethanol	Sale	1,056,600 gallons	$1,414	October 31, 2019
Distillers grains	Sale	6,871 tons	401	October 31, 2019
Corn oil	Sale	250,000 pounds	52	October 31, 2019

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales,” and, therefore are not marked to market in the financial statements.

9.	Employee Benefit Plan

The Company sponsors a 401(k) plan for eligible employees. Eligible employees may make elective deferral contributions to the plan. The Company’s matching contribution is 100% of the employee’s elective deferrals, not to exceed 5% of the employee’s eligible wages. The Company contributed approximately $146,000, $152,000, and $165,000, to the plan in the years ended September 30, 2019, 2018, and 2017, respectively.

10.	Related Party Transactions

Grain Purchases from Agtegra

The Company purchased $103.3 million, $97.3 million and $93.8 million of corn from Agtegra in the years ended September 30, 2019, 2018, and 2017 pursuant to a grain origination agreement, which covers all corn purchases in South Dakota. Agtegra owns approximately 5% of the Company’s outstanding units. As of September 30, 2019 and 2018, the Company had outstanding amounts payable to Agtegra of approximately $1.9 million and $2.7 million, respectively.

11.	Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2019 and 2018. Dollars in thousands, except per unit amounts:

Year Ended September 30, 2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total net sales	$31,952	$33,119	$31,052	$31,868
Gross loss	(2,274)	(1,461)	(2,753)	(3,805)
Net loss	(3,108)	(2,498)	(3,872)	(5,099)
Basic & diluted loss per common unit	$(0.12)	$(0.10)	$(0.15)	$(0.20)

Year Ended September 30, 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total net sales	$30,498	$33,769	$36,171	$33,334
Gross profit (loss)	(410)	(67)	180	441
Net loss	(1,299)	(884)	(570)	(304)
Basic & diluted loss per common unit	$(0.05)	$(0.03)	$(0.02)	$(0.01)

12.	Asset Sale and Subsequent Events

On August 1, 2019, the Advanced BioEnergy, LLC and ABE South Dakota entered into an Asset Purchase Agreement with Glacial Lakes Energy (“GLE” or “Buyer”) under which ABE South Dakota agreed to sell substantially all the assets related to its Aberdeen and Huron, South Dakota ethanol plants and related businesses to GLE, pursuant to the terms and conditions of the Asset Purchase Agreement (the “Asset Sale”).  The Asset Sale closed on December 19, 2019.

Under the Asset Purchase Agreement, the purchase price was $47.5 million, plus the value of the Company’s inventory at closing, which was approximately $2.3 million. At the closing, Buyer paid to ABE South Dakota a total of $8.3 million in cash, which reflects the purchase price, less the approximately $31.0 million repay the AgCountry Master Credit Agreement obligations, less the amount of certain accrued contract liabilities, and less $4.75 million of the purchase price that was deposited into an indemnity escrow account. The indemnity escrow account will be used to satisfy any of Buyer’s claims for indemnification under the Asset Purchase Agreement and any amounts remaining after the eighteen (18)-month anniversary of the closing will be released to the Company. The Company also paid approximately $0.7 million in transaction expenses at closing.

Effective upon the repayment on December 19, 2019, the Master Credit Agreement with AgCountry and all related documents were terminated in accordance with their terms and AgCountry released its security interest in, and liens and mortgages on, all of the properties, rights and assets of ABE South Dakota.

Upon the closing of the Asset Sale, the Company commenced its liquidation in accordance with the Plan of Liquidation. Under the Plan of Liquidation, the Company will be liquidated and the proceeds of the sale will be distributed to unit holders, after payment of the Company’s outstanding obligations and other expenses related to the Plan of Liquidation. The Company’s Board of Directors intends to meet in January 2020 to determine the next steps in the Plan of Liquidation, including the amount and timing of any initial distribution to members, which the Company expects will be in January or February 2020.  The Board anticipates that the amount of the initial distribution to members will be between $7.7 and $8.4 million or $0.30 to $0.33 per unit based on 25,410,851 units outstanding as of December 19, 2019, with a final distribution to be paid upon release of the indemnity escrow. However, there can be no assurance as to the timing or amount of distributions to our members.

ADVANCED BIOENERGY, LLC

Pro Forma Condensed Consolidated Balance Sheet (unaudited)

September 30, 2019

	As Reported 9/30/2019	Pro Forma Adjustments		Pro Forma 9/30/2019

ASSETS
Current assets:
Cash and cash equivalents	$5,423	$8,331	(1)	$13,754
Cash held in escrow	-	4,750	(2)	4,750
Accounts receivable:
Trade accounts receivables	3,451	-		3,451
Other receivables	174	-		174
Inventories	4,871	(4,871)	(3)	-
Prepaid expenses	667	(132)	(4)	535
Total current assets	14,586	8,078		22,664
Property and equipment, net	35,662	(35,645)	(5)	17
Other assets	452	-		452
Total assets	$50,700	$(27,567)		$23,133
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$3,908	$-		$3,908
Accrued expenses	2,326	-		2,326
Current portion of long-term debt	29,593	(29,593)	(6)	-
Total current liabilities	35,827	(29,593)		6,234
Other liabilities	1,027	(1,011)	(7)	16
Long-term debt	-	-		-
Total liabilities	36,854	(30,604)		6,250
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	44,826	-		44,826
Accumulated deficit	(30,980)	3,037	(8)	(27,943)
Total members’ equity	13,846	3,037		16,883
Total liabilities and members’ equity	$50,700	$(27,567)		$23,133

(1)	Net cash received by the Company at closing of $8.331 million.
(2)	Consists of $4.750 million held in escrow for 18-months from the closing date.
(3)	Cash paid for inventory at closing was $2.3 million, this excludes spare parts and critical parts which were included in the asset purchase price.
(4)	Prepaid expenses paid in cash to the Company at closing related to operating lease payments made in advance.
(5)	Reduction in property and equipment as a result of the Asset Sale.
(6)	The Company’s outstanding obligations to its senior lender were paid in full at closing.
(7)	Reduction in the gross price for assumed liabilities related to repair obligations under certain rail car leases.
(8)	Net estimated change in assets and liabilities from September 30, 2019 to the closing date of the Asset Sale on December 19, 2019.

ESTIMATED INITIAL DISTRIBUTION TO MEMBERS (unaudited)

	Low Range	High Range
Cash balance as of September 30, 2019	$5,423	$5,423
Gross asset purchase price	47,500	47,500
Value of inventory and certain prepaids purchased at closing	2,480	2,480
Bank debt payable (1)	(31,004)	(31,004)
Cash held in escrow (2)	(4,750)	(4,750)
Other reductions in purchase price (3)	(5,841)	(5,841)
Total cash assumed following asset sale	13,808	13,808

Transaction-related expenses (4)	1,500	1,500
Other reserve amount (5)	2,750	2,750
Net other balance sheet items (6)	500	100
Wind down costs	1,400	1,100
Total reduction in cash estimated following the asset sale	6,150	5,450

Estimated cash initial distribution	$7,658	$8,358
Units outstanding as of closing date	25,410,851	25,410,851
Estimated initial per unit distribution (7)	$0.30	$0.33

(1)	Full payment of the Company’s outstanding senior debt including accrued interest and fees paid at closing.
(2)	Consists of $4.750 million held in escrow for 18-months from the closing date.
(3)	Reductions in the gross asset purchase price for assumed liabilities related to repair obligations under certain rail car leases and to cure a title exception.
(4)	Consists of estimated financial advisor fees, legal expenses, accounting and other miscellaneous expenses related to the Asset Sale.
(5)	Consists of $2.75 million for indemnity reserve escrow established post closing.
(6)	Includes payment of outstanding liabilities, net of accounts receivable collections and sale of other assets.
(7)	Estimated initial per unit distribution. An additional final distribution is expected with the expiration of the 18-month escrow noted above.

13.	Parent Financial Statements

The following financial information represents the unconsolidated financial statements of Advanced BioEnergy as of September 30, 2019 and 2018, and for the years ended September 30, 2019, 2018 and 2017. ABE’s ability to receive distributions from ABE South Dakota is based on the terms and conditions in its Master Credit Agreement with AgCountry. Under the Master Credit Agreement, ABE South Dakota is allowed to make equity distributions of up to 40% of its net income and may distribute up to 100% of its net income if it achieves and maintains an owner’s equity ratio of at least 60% and working capital of at least $15 million. There were no distributions from ABE South Dakota during the last three fiscal years. In connection with the closing of the Asset Sale on December 19, 2019, the Master Credit Agreement was terminated in accordance with its terms with the repayment in full of the approximately $31.0 million in obligations to AgCountry.

Advanced BioEnergy, LLC (Unconsolidated)

Balance Sheets

	September 30,	September 30,
	2019	2018
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$176	$1,220
Total current assets	176	1,220
Property and equipment, net	17	25
Other assets:
Investment in ABE South Dakota	13,782	27,303
Other assets	32	32
Total assets	$14,007	$28,580
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accrued expenses	146	134
Other liabilities	15	23
Total liabilities	161	157
Members’ equity:
Members’ capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(30,980)	(16,403)
Total members’ equity	13,846	28,423
Total liabilities and members’ equity	$14,007	$28,580

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Operations

	Years Ended
	September 30,	September 30,	September 30,
	2019	2018	2017
	(Dollars in thousands)
Equity in earnings (losses) of consolidated subsidiary	$(13,821)	$(2,559)	$9,442
Selling, general and administrative expenses .	(760)	(534)	(684)
Operating income (loss)	(14,581)	(3,093)	8,758
Other income	1	30	-
Interest income	3	6	11
Net Income (loss)	$(14,577)	$(3,057)	$8,769

Advanced BioEnergy, LLC (Unconsolidated)

Statements of Cash Flows

	Years Ended
	September 30,	September 30,	September 30,
	2019	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(14,577)	$(3,057)	$8,769
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	8	29	64
Equity in (earnings) losses of consolidated subsidiaries	13,821	2,559	(9,442)
Amortization of deferred revenue and rent	(8)	(8)	(8)
Change in working capital components:
Accounts payable	-	-	(5)
Accrued expenses	12	(28)	(17)
Net cash used in operating activities	(744)	(505)	(639)
Cash flows from investing activities:
Net cash provided by investing activities	-	-	-
Cash flows from financing activities:
Investment in subsidiary	(300)	-	-
Distribution to members	-	-	(3,812)
Net cash used in financing activities	(300)	-	(3,812)
Net decrease in cash, cash equivalents and restricted cash	(1,044)	(505)	(4,451)
Beginning cash, cash equivalents and restricted cash	1,220	1,725	6,176
Ending cash, cash equivalents and restricted cash	$176	$1,220	$1,725

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. This assessment is based on the criteria for effective internal control described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2019.

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

In accordance with General Instruction G(3), the information called for by this Item will be provided as part of amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

In accordance with General Instruction G(3), the information called for by this Item will be provided as part of amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

In accordance with General Instruction G(3), the information called for by this Item will be provided as part of amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3), the information called for by this Item will be provided as part of amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3), the information called for by this Item will be provided as part of amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements—an index to our financial statements is located above on page 27 of this report. The financial statements appear on page 28 through page 50 of this report.

(2)  Exhibits—the exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report.

EXHIBIT INDEX

2.1

Asset Purchase Agreement dated as of August 1, 2019 by and among ABE South Dakota, LLC, Advanced BioEnergy, LLC and Glacial Lakes Energy, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 1, 2019).

2.2

Plan of Liquidation and Dissolution dated August 15, 2019 of Advanced BioEnergy, LLC (incorporated by reference to Annex C to the Registrant’s definitive proxy statement dated August 27, 2019 for the Special Meeting of Members held on September 19, 2019).

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

10.9

Form of Construction and Term Note from ABE South Dakota  to AgCountry Farm Credit Services, PCA (Incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated March 13, 2018)

10.10

Third Amendment dated as of October 19, 2018 to the Master Credit Agreement (Incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for the year ended September 30, 2018).

10.11

Limited Waiver and  Deferral Agreement  and Fourth Amendment dated as of December 28, 2018  to the Master Credit Agreement (Incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for the year ended September 30, 2018).

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

10.17.2+

Amendment No. 2 dated June 7, 2014 to Second Amended and Restated Employment Agreement between Advanced BioEnergy, LLC and Richard Peterson (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014).

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

10.25*

Second Amendment dated as of April 16, 2019 to the Grain Origination Agreement between ABE South Dakota, LLC and Agtegra Cooperative. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.26

Amendment No. 4 dated as of April 1, 2019 to Ethanol Marketing Agreement dated May 4, 2012, as amended, between NGL Crude Logistics LLC, f/k/a Gavilon, LLC and ABE South Dakota, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.27

Voting Agreement, dated as of August 1, 2019, between Thomas H. Lee Partners LLC, and associated parties, and Glacial Lakes Energy, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 1, 2019).

10.28

Fifth Supplement to the Master Credit Agreement, dated as of August 7, 2019, between ABE South Dakota, LLC and AgCountry Farm Credit Services, PCA as lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 7, 2019).

10.29

Amendment to Future Advance Mortgage and Security Agreement and Fixture Financing Statement and Assignment of Leases and Rents – Mortgage – Collateral Real Estate Mortgage, dated as of August 7, 2019, by and between ABE South Dakota, LLC and AgCountry Farm Credit Services, PCA as lender. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 7, 2019).

10.30

Second Limited Waiver Agreement, dated as of August 7, 2019, between ABE South Dakota, LLC and AgCountry Farm Credit Services, PCA as lender. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 7, 2019).

10.31

Collateral Assignment of Rights Under Sale Documents, dated as of August 7, 2019, by ABE South Dakota, LLC in favor of AgCountry Farm Credit Services, PCA as lender. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 7, 2019).

10.32	Third Limited Waiver and Deferral Agreement, dated as of October 9, 2019, between ABE South Dakota, LLC and AgCountry Farm Credit Services, PCA as lender.

21	List of Subsidiaries of the Registrant.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer.

32	Section 1350 Certifications.

101

The following materials from Advanced BioEnergy’s Annual Report on Form 10-K for the year ended September 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2019 and 2018 ; (ii) Consolidated Statements of Operations for the years ended September 30, 2019, 2018 and 2017; (iii) Consolidated Statements of Changes in Members’ Equity for the years ended September 30, 2019, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017; and (v) Notes to the Consolidated Financial Statements.

*	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.
+	Management compensatory plan/arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 30, 2019.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/S/ RICHARD R. PETERSON
Richard R. Peterson
Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 30, 2019.

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