Form 10-K/A
period 2019-09-30
Advanced BioEnergy, LLC
filed 2020-01-21
CIK 1325740

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

As of January 13, 2020, the number of outstanding membership units was 25,410,851.

ADVANCED BIOENERGY, LLC

FORM 10-K/A FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

EXPLANATORY NOTE

Advanced BioEnergy, LLC (the “Company,” “we,” “our,” “Advanced BioEnergy” or “ABE”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which was filed on December 30, 2019 (the “Original Filing”), to set forth information required by Items 10, 11, 12, 13 and 14 under Part III.  In addition, Item 15 of Part IV is being amended by this Amendment to include new certifications by our principal executive officer/principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and, except as expressly noted in this Amendment, generally under Sections entitled “January 2020 Update,” we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings with the Securities and Exchange Commission subsequent to the date of the Original Filing.

This Amendment presents information relating to the Company as of September 30, 2019 unless otherwise stated.  As disclosed in the Original Filing and in other filings with the Securities and Exchange Commission, Advanced BioEnergy, ABE South Dakota and GLE closed the previously described Asset Sale on December 19, 2019. Upon the closing of the Asset Sale, the Company commenced its liquidation in accordance with the Plan of Liquidation adopted by the Company’s members at a Special Meeting of Members held on September 19, 2019. In connection with the Company’s liquidation, the Company’s Board of Directors determined that the Company’s transfer records would be closed from and after the close of business on December 19, 2019. Accordingly, as of December 19, 2019, the holders of units ceased to have any rights in respect of these units except the right to receive distributions, if any, pursuant to and in accordance with the Plan of Liquidation, the Company’s Operating Agreement and Delaware law. In addition, ABE is deemed dissolved under Delaware law and continues to exist for the sole purpose of converting its assets into cash, paying or making provision for the payment of its liabilities and after this is completed, distributing its remaining assets to its Members.

January 2020 Update

On January 14, 2020, the Board of Directors authorized an initial distribution to Members of $7.88 million or $0.31 per unit, payable to Members of record as of January 24, 2020. The Company intends to mail each member the Initial Distribution, with a brief summary of the windup process, prior to January 31, 2020.

Terms used but not defined herein are as defined in the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

The board of directors currently consists of seven members. Our Operating Agreement provides that the board of directors are elected for one-year terms. Given the implementation of the Plan of Liquidation, the Company will not hold any future meetings of its members or solicit the vote of members on any matter.

As described below under “Security Ownership of Certain Beneficial Owners — 2009 Voting Agreement,” the Company and certain other parties are parties to the 2009 Voting Agreement, which, among other things, requires the parties thereto to nominate, recommend and vote for election to the board two designees of Thomas H. Lee Partners, LLP and affiliated entities (“THL”) and the

Chief Executive Officer of the Company. Below is biographical and other information relating to each of our current directors and our executive officer:

Name	Age	Position	Director Since
Directors:
Theodore J. Christianson	53	Director	2018
Daniel R. Kueter	50	Director	2014
Charles M. Miller	73	Director	2015
Troy L. Otte	52	Director	2005
J.D. Schlieman	65	Chairman & Director	2015
Richard R. Peterson	54	Chief Executive Officer, President, Chief Financial Officer & Director	2009
Brian D. Thome	46	Director	2018

Biographical Information for Directors

Theodore J. Christianson is a managing director in the Piper Jaffray Merchant Banking Group.  Mr. Christianson has worked in the financial services and investment banking sectors for more than 27 years. Prior to Mr. Christianson’s current role, he served as Global Group Head of Piper Jaffray’s Capital Advisory Group, which includes the firm’s private equity placement, financial restructuring and debt capital markets product businesses. He joined Piper Jaffray in 1998 as a member of the newly established private equity placement group where he was instrumental in building the group into one of the leading private equity placement practices in the industry. Mr. Christianson assumed management responsibilities of the firm’s private equity placement practice in 2001 and later established and assumed management responsibility for the Capital Advisory Group in 2008. He also served in various senior leadership positions as a member of the firm’s Investment Banking Commitment Committee and Global Group Head Council. Prior to joining Piper Jaffray, Mr. Christianson held various positions during his nine-year tenure with Norwest Bank (now merged with Wells Fargo). His last position was senior banker in Norwest’s Private Placement Group where he specialized in raising corporate taxable and tax-exempt debt on behalf of corporation clients. Mr. Christianson served on the board of the Minnesota Zoo Foundation for 8 years where he served as Treasurer and chaired both the Governance and Finance Committees.  Mr. Christianson currently serves on the board of the Dunwoody College of Technology and Foodsby, Inc., a lunch delivery service for professionals. Mr. Christianson’s knowledge and experience in private equity and capital markets brings strong practical experience to the Company’s board.

Daniel R. Kueter has been a member of our board of directors since September 2014. Mr. Kueter is an executive with UnitedHealthcare.  Previously, Mr. Kueter served as Chief Executive Officer of the Midwest Health Collaborative and the University of Iowa Health Alliance from December 2012 until September 2018.  Mr. Kueter’s experience in board and leadership roles, and his knowledge of the Midwest business and agricultural community, brings strong practical experience to the Company’s board.

Charles M. Miller is a Senior Managing Director of Tigress Financial Partners. He has 35 years of experience in the investment business, including senior executive responsibility with Credit Suisse First Boston, Merrill Lynch Capital Markets and William Blair & Company. Mr. Miller began his career in international finance with Getty Oil Company. He also previously served as a Senior Managing Director with Clean Energy Capital (CEC) and was a member of its investment committee. He had a significant impact on the firm’s ethanol strategy and is familiar with the numerous challenges and opportunities facing the industry. He has expertise in international finance and has developed a comprehensive understanding and advised institutional clients across a variety of asset classes, including global and domestic tactical asset allocation, leveraged buyouts, currency management, venture capital, hedge funds and private equity transactions. Mr. Miller’s experience in finance and background in the ethanol industry provides expertise in these areas to our board.

J.D. Schlieman has served as Operating Partner for Summit Ag Opportunities, a private equity fund focused on investments in Midwest agricultural businesses, since September 2018.  In this capacity, he is primarily focused on sourcing, structuring and investment execution in portfolio companies.  He previously served from 2007 to 2011 as President from Hawkeye Energy Holdings and its subsidiaries, which had combined annual ethanol production capacity of 460 million gallons per year. Hawkeye Gold, another subsidiary, marketed ethanol and distillers grains for all of Hawkeye’s productions facilities as well as for third-party plants. Mr. Schlieman was one of the original co-founders of Hawkeye and his primary responsibilities included overall operations of that company, including risk management and business development activities. He also served as CFO from 2004 through April 2007. Prior to co-founding Hawkeye, Mr. Schlieman spent 10 years at Heartland Pork in Alden, Iowa, one of the largest hog production companies in the US. He was Vice President and CFO until their sale in early 2004. Prior to Heartland Pork, he served as an agricultural lender within the Farm Credit System and for Grundy National Bank as well as three years as a commodity broker.  Mr. Schlieman’s experience as an ethanol company executive and operator, including his risk management and business development experience, provides significant insight and expertise to our board.

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

Brian D. Thome currently serves as President, CEO and board member of Edeniq, Inc, which creates and sells processes for producing low-cost cellulosic sugars and cellulosic ethanol.  Prior to his current role, Mr. Thome was employed with First National Bank of Omaha from January 1999 to December 2004, serving as Second Vice President of Corporate Lending. From December 2004 to March 2006, Mr. Thome served as Director of Financial Investments for Fagen, Inc., a construction company with significant presence in the biofuels industry, during which he represented Fagen Inc.’s ownership in business development, M&A transactions, and board representation for eleven direct private investments. After serving on its board of directors from inception, Mr. Thome served as President of US BioEnergy Corporation from March 2006 to March 2007. After US BioEnergy Corporation completed a successful initial public offering, Mr. Thome stepped away to form his own consulting business, serving customers in meeting various business and financial planning leadership needs. Mr. Thome possesses a deep background in the renewable fuels and finance industries, with particular core competencies in strategy and leadership. He has experience directing core business operations, including product manufacturing, product sales, and engineering and construction. As a finance professional, he has expertise in debt and equity financing, capital analysis and structure, and revenue and margin modeling. Mr. Thome has been involved with both the buy and sell-side of various M&A transactions, and has been instrumental in successful business development and start-up projects.  Mr. Thome’s substantial biofuels industry expertise and business experience will enable him to serve as an effective, experienced director.

Mr. Christianson and Mr. Schlieman are the two designees of Thomas H. Lee Partners and affiliated entities (f/k/a Hawkeye Energy Holdings) pursuant to the 2009 Voting Agreement. On December 21, 2009, Hawkeye Renewables, LLC (“Hawkeye Renewables”), a subsidiary of Hawkeye Energy, filed for reorganization under chapter 11 of the U.S. Bankruptcy Code in Delaware. On May 25, 2010, a Joint Plan of Reorganization of Hawkeye Renewables was filed with the court; the Joint Plan was confirmed on June 2, 2010, and became effective on June 18, 2010, the date on which Hawkeye Renewables emerged from protection under the Bankruptcy Code with new ownership.

Code of Ethics

We have adopted a code of ethics for the guidance of our chief executive and senior financial officers, and it is posted on our website at www.AdvancedBioEnergy.com. For so long as we are subject to the requirement to have a code of ethics, we intend to post on our website any amendments to, or waivers from, our code of ethics within five business days of the amendment or waiver.

Audit Committee

The audit committee consists of Messrs. Christianson (Chairman), Kueter and Otte. The audit committee’s function is one of oversight and, in that regard, this committee meets with our management and independent registered public accounting firm to review and discuss our financial reporting and our controls respecting accounting.

The Board has determined each of Messrs. Christianson, Kueter and Otte is independent as defined in the rules of the Nasdaq Stock Market and under SEC Rule 10A-3. The board has also determined that Messrs. Christianson and Kueter are audit committee financial experts as that term is defined in Item 407(d)(5) of Regulation S-K. The Company’s audit committee charter is available on our website at www.AdvancedBioEnergy.com.

January 2020 Update

At a Board meeting held on January 14, 2020, the Board of Directors adopted a resolution providing that the following individuals will serve as Continuing Directors of the Board of Directors to oversee the winding up process:

J.D. Schlieman

Troy Otte

Theodore Christianson

Each of the other four directors have resigned effective January 31, 2020.

The Board also adopted a resolution that that all Committees of the Board of Directors will be terminated effective as of January 31, 2020, with the Continuing Directors retaining the right to create new Committees or appoint new Directors if the Continuing Directors believe it is necessary to complete the winding up of the Company.

In addition, because as of December 19, 2019, the holders of units ceased to have any rights in respect of their units except the right to receive distributions, if any, pursuant to and in accordance with the Plan of Liquidation, the 2009 Voting Agreement described in Item 12 is no longer in effect.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principal elements of compensation paid to our named executive officers and the compensation philosophy and objectives of our compensation program for the fiscal year ended September 30, 2019. Because Richard R. Peterson was our only named executive officer for the fiscal year ended September 30, 2019, the following discussion focuses on compensation for Mr. Peterson.

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

In 2019, decisions regarding the compensation of Mr. Peterson were made by our board upon the recommendation of our compensation committee. To a large extent, the fiscal 2019 compensation of Mr. Peterson followed principals developed in earlier years.

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

In structuring a compensation program that will implement these principles, we have developed the following objectives for our executive compensation program:

•	overall compensation levels must be sufficiently competitive to retain executives; and
•	a portion of total compensation should be contingent on, and variable with, achievement of personal and Company performance goals.

Compensation Elements

The principal components of our 2019 compensation for our named executive officer included:

•	base salary; and
•	incentive cash bonuses;
•	perquisites and other personal benefits.

These components have typically been included in the employment agreements for any named executive officer, as well as in Company policies. In addition to employment agreements, we have also issued equity awards and change of control agreements that are further described below.

Base Salary

Base salary is targeted to provide named executive officers with a fixed base amount of compensation for services rendered during the year. We believe this is consistent with competitive practices and will help ensure we retain qualified leadership in those positions in light of salary norms in our industry and the general marketplace. Traditionally, base salary for our named executive officers has been included in employment agreements and Mr. Peterson’s employment agreement includes a base salary of $285,000. In the past, the amounts of base salary contained in our employment agreements were determined for each executive based on position and responsibility and other market data. In the past, our compensation committee targeted salaries for our named executive officer at the lower end of the median range for comparable companies. While it has been difficult for the compensation committee to gather information for comparable companies on an on-going basis, the compensation committee periodically reviews base compensation in connection with execution and renegotiation of employment agreements with executives to ensure we maintain a competitive position.

Incentive Cash Bonuses

Our board of directors, under the recommendation of the compensation committee, has used incentive cash bonuses to focus our management on achieving key Company financial objectives, to motivate certain desired individual behaviors and goals and to reward substantial achievement of these Company financial objectives and individual behaviors and goals. Under the Second Amended and Restated Employment Agreement between the Company and our Chief Executive Officer Richard Peterson, as last amended June 7, 2014, Peterson is eligible to earn an annual bonus of up to 37% ($105,450) of his base salary. The Board did not grant any bonus compensation to Peterson for his fiscal 2019 performance in light of the fact the Company was focused on entering into and closing the Asset Sale and that Mr. Peterson would be entitled to receive a stay bonus if the Asset Sale closed.

Equity Compensation

Our board of directors, under the recommendation of the compensation committee, also used equity compensation to focus our management on achieving key Company financial objectives, to motivate certain desired individual behaviors and goals and to reward substantial achievement of these Company financial objectives and individual behaviors and goals. The Board did not grant any equity compensation to Peterson for his fiscal 2019 performance.

Stay Bonus Program

On August 29, 2017, the board of directors, upon the recommendation of the compensation committee, adopted a stay bonus program for the Company’s Chief Executive Officer and other key Company employees that was designed to ensure that if the Company pursued a transaction, the CEO and other key employees would remain focused on completing the transaction and complete and required post-transaction duties.  See “Compensation Discussion and Analysis -Stay Bonus Program.”

Perquisites and Other Personal Benefits

We have traditionally provided named executive officers with perquisites and other personal benefits that the compensation committee believes are reasonable and consistent with our overall compensation program. We believe that these perquisites better enable us to attract and retain superior employees for key positions and are consistent with the Company’s employment agreements. The compensation committee believes that the benefits provided to Mr. Peterson are consistent with market practices and necessary for him to effectively serve as the chief executive officer of the Company.

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

The compensation committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals, unless it meets an exception under Section 162(m).We intend that all cash compensation paid will be tax deductible.

Consideration of Results of Prior Year’s Advisory Vote on Executive Compensation

In establishing executive compensation for fiscal 2019, our compensation committee considered the result of our members’ non-binding advisory vote. At our 2019 regular meeting of members, our members approved the non-binding advisory vote on executive compensation as presented in the proxy statement for the meeting by a vote of 14,516,009 in favor, 719,083 votes against, with 631,478 votes abstaining. Based in part on these results, the committee believes that the compensation structure in effect for fiscal 2019 is appropriate.

Compensation Committee Report

The compensation committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on that review and discussion, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this Amendment.

Respectfully submitted,

The Fiscal 2019 Compensation Committee
Daniel R. Kueter Theodore J. Christianson Charles M. Miller

Compensation Committee Interlocks and Insider Participation

None of the members of the board who served on our compensation committee during 2019 have ever been an officer or employee of our Company. No executive officer serves, or in the past has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any other entity that has any of its executive officers serving as a member of our board of directors or compensation committee.

Summary Compensation Table

The following table shows, for our Chief Executive Officer, President and Chief Financial Officer, referred to as our named executive officer, information concerning compensation earned for services in all capacities for the fiscal years ended September 30, 2019, 2018 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(2)	Total ($)
Richard R. Peterson	2019	285,000	-	—	-	14,630	299,630
Chief Executive Officer,	2018	285,000	-	—	-	20,614	305,614
President and Chief Financial Officer	2017	285,000	-	—	100,719	20,850	406,569

(1)	Amounts consist of bonuses earned under Mr. Peterson’s annual performance-based bonus plan.
(2)

The 2019 amounts consist of $1,110 for the portion of the lease, fuel and insurance expense costs for personal use of a Company-owned vehicle used for part of the year. The 2019 amount also includes $13,520 in Company contributions to the 401(k) plan. The 2018 amounts consist of $7,094 for the portion of the lease, fuel, insurance and maintenance expense costs for personal use of a Company-owned vehicle. The 2018 amount also includes $13,520 in Company contributions to the 401(k) plan. The 2017 amounts consist of $7,350 for the portion of the lease, fuel, insurance and maintenance expense costs for personal use of a Company-owned vehicle. The 2017 amount also includes $13,250 in Company contributions to the 401(k) plan.

Employment Agreement with Named Executive Officer

On May 11, 2011, the Company entered into a Second Amended and Restated Employment Agreement (“2011 Employment Agreement”) with Richard Peterson, Chief Executive Officer and Chief Financial Officer. Under the 2011 Employment Agreement, Peterson received (i) an annual base salary of $285,000 effective as of October 1, 2010; (ii) the right to participate in all employee benefit plans and programs of the Company; (iii) use of an automobile while employed by the Company; (iv) three weeks annually of paid vacation time off in accordance with the Company’s normal policies; (v) reimbursement for all reasonable and necessary out-of-pocket business, travel and entertainment expenses; and (vi) an annual cash performance bonus of up to 37.0% of his base salary based on achievement of criteria established by the Company’s compensation committee.

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

As a result of the December 2012 sale of substantially all the assets of our ABE Fairmont subsidiary, the Company and Mr. Peterson entered into an Amendment No. 1 dated January 18, 2013 to the 2011 Employment Agreement, under which, among other things, Mr. Peterson was guaranteed an extended employment term of 18 months, from December 7, 2012 through June 7, 2014 (the “Extended Term”). On the last day of the Extended Term or June 7, 2014, Mr. Peterson was entitled to the “Severance Payment,” or 2 years of Mr. Peterson’s base salary amount for a total of $570,000.

Effective June 7, 2014, the Company and Mr. Peterson entered into Amendment No. 2 (“Amendment No 2”) to Mr. Peterson’s 2011 Employment Agreement. Under Amendment No. 2, the Company and Mr. Peterson agreed that Mr. Peterson’s term as President and Chief Executive Officer would continue beyond June 7, 2014 on an “at will” basis and that the Company would pay Mr. Peterson the Severance Payment described in Amendment No. 1. The other provisions of Mr. Peterson’s Employment Agreement remain in effect.

Equity Awards

On January 28, 2015, the board of directors, upon compensation committee recommendation, granted Peterson a unit appreciation right (“UAR”) to purchase 12,500 of the Company’s units, with an initial exercise price of $1.00 per unit. The 12,500 unit UAR was issued for the Company’s fiscal 2014 performance. The UAR vested immediately and expires on January 27, 2025.  The vested UARs will become automatically payable on the date (the “Payment Date”) that is the earliest of (i) the closing on the sale of all or substantially all of the assets of ABE South Dakota LLC, (ii) the occurrence of a “Change in Control,” as defined in the UAR, and (iii) Mr. Peterson’s death or termination of employment due to a “Disability.”

On January 26, 2016, the board of directors granted Peterson a 100,000 unit appreciation right award with an exercise price of $1.24 per unit. The UAR vested immediately and expires on January 26, 2026. The 100,000 unit UAR was issued to Peterson for his efforts enabling the Company to enter into a new, five-year $30.0 million credit agreement in December 2015 and pay off its existing bank indebtedness due on March 31, 2016.  The UARs will become automatically payable on the date (the “Payment Date”) that is the earliest of (i) the closing on the sale of all or substantially all of the assets of ABE South Dakota LLC, (ii) the occurrence of a “Change in Control,” as defined in the UAR, and (iii) Mr. Peterson’s death or termination of employment due to a “Disability.”

On April 27, 2017, the board of directors amended the 200,000 unit appreciation right award issued to Mr. Peterson on January 18, 2013 to establish an expiration date of January 18, 2023.  The original 200,000 unit UAR had no expiration date.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth certain information concerning equity awards outstanding to the named executive officer at September 30, 2019. The table shows the exercise prices of the UARs, which have been reduced for Company dividends to its unit holders prior to September 30, 2019.

Outstanding Equity Awards at 2019 Fiscal Year-End

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised option (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Richard R. Peterson	200,000	—	$0.21	1/17/2023	None	None
Richard R. Peterson	12,500	—	$0.85	1/27/2025	None	None
Richard R. Peterson	100,000	—	$1.09	1/26/2026	None	None

 Stay Bonus Program

On August 29, 2017, the board of directors, upon the recommendation of the Compensation Committee, adopted a stay bonus program for the Company’s Chief Executive Officer and other key employees (“Stay Bonus Program”).

Under the Stay Bonus Program, if a transaction occurs in which (i) all or substantially all of the assets of the Company are sold to a third party, or (ii) two-thirds of the Company’s units are acquired by a third party (“Transaction”), Mr. Peterson would be entitled to a Stay Bonus.  To be eligible, Mr. Peterson must be employed by the Company on a full time basis at the time of the Transaction and agree to remain with the Company for up to 120 days following the closing of the Transaction.  The Asset Sale qualifies as a “Transaction” under the Stay Bonus Program.

The amount of the Stay Bonus would be based on the “Per Unit Sale Price” of the Transaction, but would be limited to 200% of Mr. Peterson’s base salary.  Any distributions made by the Company to its members prior to a Transaction would reduce the “Per Unit Sale Price” required for the specific bonus payments under the Stay Bonus Program.

If Mr. Peterson’s employment is terminated involuntarily other than cause within 120 days prior to, or after, the date the Company enters into a Letter of Intent or similar agreement (“LOI”) for a Transaction and a Transaction occurs within one year of the employment termination, Mr. Peterson would be entitled to an amount otherwise equal to the amount payable under the Stay Bonus Program.

Under the Stay Bonus Program, all payments would be made in cash, would be subject to applicable payroll deduction, and must be made in a manner that does not violate Section 409A of the Internal Revenue Code.

CEO Pay Ratio

Under rules adopted pursuant to the Dodd-Frank Act of 2010 and SEC Regulation S-K Item 402(u), Advanced BioEnergy is required to disclose the following information about the total compensation paid to its median employee, along with the ratio of the median employee’s total compensation to that of Advanced BioEnergy’s Chief Executive Officer (“CEO”), Richard Peterson.

For 2019, our last completed fiscal year:

-	The median of the annual total compensation of all employees of our company (other than our CEO) was $72,965; and
-	The annual total compensation of our CEO was $312,466 (see note 4 below)

Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 4 to 1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

1.

We determined that, as of September 30, 2019, the last day of our payroll for the fiscal year, our employee population consisted of approximately 55 individuals with all of these individuals located in the United States.  We made no cost of living adjustments.

2.

To identify the median employee from our employee population, we calculated the amount of cash compensation in the form of salaries and wages to our employees as reflected in our payroll records and reported to the Internal Revenue Service as taxable wages. We also annualized the compensation for any full-time employees that were not employed by us for all of fiscal 2019. We selected total cash compensation for all employees because it is readily available in our payroll systems and is consistently calculated for each employee so we believe it is a reasonable proxy for purposes of determining the median employee.

3.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for fiscal 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in total compensation of $72,965. The median employee’s annual compensation includes wages and overtime pay as well as incentive payments, company matching contributions to the 401(k) employee savings plan, and the cost of health benefits.

4.

With respect to the CEO, we used the amount reported as total compensation in the Summary Compensation Table included in this Amendment, plus the cost of health benefits. This resulted in annual total compensation for purposes of determining the ratio in the amount of $312,466, which exceeds the amount reported for him in the Summary Compensation Table by $12,836.

Director Compensation

The following table shows director compensation earned for each of our non-employee directors during the fiscal year ended September 30, 2019. The Company made these payments in the month following the end of each fiscal quarter.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Theodore J. Christianson	30,000	30,000
Daniel R. Kueter	28,000	28,000
Charles M. Miller	27,000	27,000
Troy L. Otte	28,000	28,000
J.D. Schlieman	38,000	38,000
Brian D. Thome	27,000	27,000

Fiscal 2019 Director Compensation

On October 25, 2018, our Board of Directors established non-employee director compensation for 2019 and determined the board compensation structure would remain the same as for fiscal 2018. For fiscal 2018, each non-employee director was entitled to receive a quarterly retainer of $6,250, and the board Chairman received an additional $2,500 quarterly retainer. Regular meeting attendance was required to receive retainer payments. Fees for serving on committees were also paid on a quarterly basis in arrears. Committee fees were paid on a per meeting basis, with meeting attendance required in order to receive payment. Committee members were paid $750 per meeting for serving a member of the audit committee, and $500 per meeting for each of the risk management, compensation and governance and nominating committees. The audit committee Chair receives an additional $500 per meeting, while the Chairs of the risk management, compensation and governance and nominating committees received an additional $250 per meeting. Each director is also reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committees.

January 2020 Update

As noted above, at a Board of meeting held on January 14, 2020, the Board of Directors adopted a resolution providing that the following individuals will serve as Continuing Directors of the Board of Directors to oversee the winding up process:

J.D. Schlieman

Troy Otte

Theodore Christianson

Each nonemployee directors is being paid his regular Board and Committee compensation for the first quarter of fiscal 2020, and will also receive his regular Board compensation for the month of January 2020, but will not receive any future compensation unless he is a serving as a Continuing Director.  Each Continuing Director (as defined above ) will receive quarterly compensation of $2,000 beginning February 1, 2020, unless the Continuing Directors determine that other compensation is necessary and appropriate.  No nonemployee director was paid any additional compensation for his work in connection with Asset Sale, except that at the January 14, 2019 Board meeting, the Board of Directors, with Chairman J. D. Schlieman abstaining, authorized the payment of a $50,000 bonus to Board Chairman J. D. Schlieman for his additional time and efforts in negotiating and closing the Asset Sale.

The Company anticipates that Mr. Peterson will complete his duties as Chief Executive Officer and Chief Financial Officer during the first quarter of calendar 2020.

Mr. Peterson’s 2013, 2015 2016 UARs were deemed exercised on December 19, 2019.  On January 14, 2020, the Board determined that 2015 and 2016 UARs had no value. The Board adopted a resolution to pay Mr. Peterson the value of his 200,000 UAR, determined as follows: (i) an initial payment equal to the per unit initial distribution to Members less the $0.21 exercise price times 200,000 units when the initial distribution is made; and (ii) a final payment equal to the any final distribution made to members times 200,000 units when the final distribution is made.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 13, 2020, the ownership of units by each member that we know owns beneficially more than 5% of the outstanding units, each director and director nominee, each named officer, and all executive officers, directors, and director nominees as a group. At the close of business on January 13, 2020, there were 25,410,851 units issued and outstanding.  The information in the table set forth below was the same at December 19, 2019, the date the Company’s transfer records were closed.

Give the implementation of the Plan of Liquidation, the Company will not be holding any future meetings of its members or soliciting the vote of members on any matter.

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

Name of Beneficial Owner or Identity of Group	Amount and Nature of Beneficial Ownership(#)		Percentage of Outstanding Units
Non-Employee Directors:
Theodore J. Christianson	532,671	(1)	2.1%
Daniel R. Kueter	—		*
Charles M. Miller	—		*
Troy L. Otte	105,372		*
J.D. Schlieman	—		*
Brian D. Thome	—		*
Named Executive Officer:
Richard R. Peterson	175,400		*
Executive officer and directors as a group (7 persons)	813,443		3.2%
More than 5% Owners:
Agtegra Cooperative (f/k/a South Dakota Wheat Growers Association)	1,278,268		5.0%
908 Lamont Street South
Aberdeen, SD 57402
Thomas H. Lee Partners, LP and affiliated entities	8,505,224		33.5%
100 Federal Street, 35th Floor
Boston, MA 02110

*	Less than 1%
(1)	Includes 532,671 units owned by Piper Jaffray and affiliated entities, for which Mr. Christianson has shared voting and investment power.

2009 Voting Agreement

In August 2009, Thomas H. Lee Partners, LP and affiliated entities (“THL”)(f/k/a Hawkeye Energy Holdings), entities associated with Clean Energy Capital (“CEC”) (and predecessor entities), Agtegra Cooperative (f/k/a South Dakota Wheat Growers Association) and certain directors entered into a voting agreement, as amended January 12, 2015 (“2009 Voting Agreement”), in conjunction with the issuance and sale of our units in a private equity offering. The number of units owned by each party to the 2009 Voting Agreement is set forth in the table above.  As of January 1, 2017, entities associated with CEC no longer had a five percent ownership interest in the Company and as of such date, CEC is not entitled to Designees for whom the other parties to the 2009 Voting Agreement must vote.

The 2009 Voting Agreement requires each of the parties thereto to (i) nominate for election to the board the persons listed below (the “Designees”), (ii) recommend to the members of the Company the Designees, and (iii) vote (or act by written consent) all units beneficially owned by that party at any meeting of our members in favor of the Designees. The Designees elected at the 2019 regular meeting of members were:

•	two representatives designated by THL — Theodore J. Christianson and J.D. Schlieman; and
•	the Chief Executive Officer of the Company (the “CEO Board Member”) — Richard R. Peterson.

The 2009 Voting Agreement also requires that each party thereto not take any action that would result in the removal of any of the Designees without the consent of THL and the CEO Board Member. Each of the parties to the 2009 Voting Agreement granted to THL an irrevocable proxy coupled with an interest to vote that party’s units in accordance with the terms of the 2009 Voting Agreement.

January 2020 Update

As noted above, as of December 19, 2019, the holders of units ceased to have any rights in respect of their units except the right to receive distributions, if any, pursuant to and in accordance with the Plan of Liquidation. As a result, the 2009 Voting Agreement is no longer in effect.

On January 14, 2020, the Board of Directors authorized an initial distribution to Members of $7.88 million or $0.31 per unit, payable to Members of record as of January 24, 2020. The Company intends to mail each member the Initial Distribution, with a brief summary of the windup process, prior to January 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, during fiscal year 2019, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our units, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements, which are described under “Executive Compensation.”

The Company purchased $103.3 million of corn from Agtegra in the year ended September 30, 2019 pursuant to a grain origination agreement, which covers all corn purchases in South Dakota. Agtegra owns 5.02% of the Company’s outstanding units.  Our agreement with Agtegra was automatically renewed in November 2016 and was set to expire in November 2019.  On May 4, 2018, we issued a partial notice of termination of the grain origination agreement with respect to the Aberdeen plant due to our plans to construct a grain storage and receiving facility.  This partial termination became effective on November 8, 2019.  On April 16, 2019, the remaining agreement for the Huron plant was amended to terminate with 24 months written notice by either party.

Related Party Transaction Approval Policy

Our Operating Agreement contains provisions requiring review and resolution of related party transactions. All related party transactions, other than grain purchases, will be approved by a majority of the disinterested directors using the procedures of our Operating Agreement.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system that requires that a majority of the board of directors be independent. However, we use the independence rules of the Nasdaq Stock Market to evaluate the independence of our board of directors. We have determined that four of our non-employee directors, Messrs. Kueter, Miller, Otte, and Thome are independent within the definition of independence provided by the rules of the Nasdaq Stock Market.

January 2020 Update

The grain origination agreement with Agtegra was terminated effective as of the December 19, 2019 closing of Asset Sale.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

RSM US LLP was selected to serve as our independent registered public accounting firm for our fiscal year ending September 30, 2019.

Fees Billed by RSM US LLP

The following table presents the aggregate fees billed for professional services by RSM US LLP and its affiliate in our fiscal years ended September 30, 2019 and 2018, for these various services:

Description of Fees	Fiscal 2019 Amount	Fiscal 2018 Amount
Audit fees	$163,550	$151,550
Audit-related fees	8,820	11,025
Total audit and audit-related fees	172,370	162,575
Tax fees:
Tax compliance fees	57,524	53,167
Tax consultation and advice fees	—	—
Total tax fees	57,524	53,167
Total	$229,894	$215,742

Audit Fees

Audit fees consist of fees billed for audit services related to review of our interim financial statements, audit of our fiscal year-end consolidated financial statement and separate audit of ABE South Dakota, LLC.

Audit-Related Fees

We were billed $8,820 for audit-related fees during fiscal 2019, and we were billed $11,025 for audit-related fees during fiscal 2018. The audit related fees relate to a Renewable Identification Number (“RIN”) agreed-upon procedures report and annual meeting attendance.

Tax Compliance Fees

We were billed $57,524 and $53,167 for tax compliance services during the years ended September 30, 2019 and 2018, respectively. Tax compliance services consist of planning and preparation of Company tax returns and related filings.

Tax Consultation and Advice Fees

We were not billed for any tax consultation and advice fees for fiscal 2019 or 2018.

Pre-Approval Policies and Procedures

In accordance with Section 10(A)(i) of the Securities Exchange Act of 1934, our audit committee approves the engagement of our independent registered public accounting firm to render audit and non-audit services before those services are rendered, considering, among other things, whether the proposed engagement would impact the independence of the registered public accounting firm. In accordance with the audit committee’s policies, all of the services and fees reflected above were pre-approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Amendment:

(1)	Financial Statements. The financial statements listed in the Original Filing under Part II, Item 8. “Financial Statements and Supplementary Data,” which is incorporated herein by reference.

(2)

Financial Statement Schedules.  Financial statement schedules have been omitted because either they are not applicable, not required or the information is included in the financial statements or the notes thereto incorporated herein by reference.

(3)	Exhibits. The following exhibits:

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

10.32

Third Limited Waiver and Deferral Agreement, dated as of October 9, 2019, between ABE South Dakota, LLC and AgCountry Farm Credit Services, PCA as lender. (Incorporated by reference to Exhibit 10.32 to Registrant’s Annual report on Form 10-K for the year ended September 30, 2019.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to Registrant’s Annual report on Form 10-K for the year ended September 30, 2019.)

24	Powers of Attorney. (Incorporated by reference to Exhibit 24 to Registrant’s Annual report on Form 10-K for the year ended September 30, 2019.)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer.

32	Section 1350 Certifications. (Incorporated by reference to Exhibit 32 to Registrant’s Annual report on Form 10-K for the year ended September 30, 2019.)

101

The following materials from Advanced BioEnergy’s Annual Report on Form 10-K for the year ended September 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2019 and 2018 ; (ii) Consolidated Statements of Operations for the years ended September 30, 2019, 2018 and 2017; (iii) Consolidated Statements of Changes in Members’ Equity for the years ended September 30, 2019, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017; and (v) Notes to the Consolidated Financial Statements. (Incorporated by reference to Exhibit 101 to Registrant’s Annual report on Form 10-K for the year ended September 30, 2019.)

*	Material has been omitted pursuant to a request for confidential treatment and these materials have been filed separately with the SEC.
+	Management compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on January 21, 2020.

ADVANCED BIOENERGY, LLC
(Registrant)

By:	/S/ RICHARD R. PETERSON
Richard R. Peterson
Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 21, 2020.

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