Form 10-Q
period 2019-12-31
Advanced BioEnergy, LLC
filed 2020-02-14
CIK 1325740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Securities registered pursuant to Section 12(b) of Act:  None

As of February 1, 2020, the number of outstanding units was 25,610,851.

ADVANCED BIOENERGY, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOENERGY, LLC & SUBSIDIARY

Consolidated Balance Sheets

(Going Concern Basis)

(Dollars in thousands)

	December 31,	September 30,
	2019	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,575	$5,423
Accounts receivable:
Trade accounts receivable	676	3,451
Other receivables	878	174
Inventories	-	4,871
Prepaid expenses	-	217
Restricted cash	4,750	-
Total current assets	18,879	14,136
Property and equipment, net	-	35,662
Other assets	902	902

Total assets	$19,781	$50,700
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$890	$3,908
Accrued expenses	1,806	2,326
Current portion of long-term debt (stated principal amount of $0 and $29,812 at December 31, 2019 and September 30, 2019, respectively)	-	29,593
Total current liabilities	2,696	35,827
Other liabilities	14	1,027
Total liabilities	2,710	36,854
Members' equity:
Members' capital, no par value, 25,410,851 units issued and outstanding	44,826	44,826
Accumulated deficit	(27,755)	(30,980)
Total members' equity	17,071	13,846
Total liabilities and members' equity	$19,781	$50,700

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARY

Consolidated Statement of Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

December 31,
2019
(unaudited)
Cash and cash equivalents	$17,325
Accounts receivable	676
Other receivables	820
Other assets	450
Liability for estimated cost of liquidation	(1,337)
Accounts payable	(810)
Accrued expenses	(1,787)
Net assets in liquidation	$15,337

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARY

Consolidated Statements of Operations

(Going Concern Basis)

(Dollars in thousands, except per unit data)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2019	2018
Net sales
Ethanol and related products	$29,491	$31,952
Total net sales	29,491	31,952
Cost of goods sold	30,088	34,226
Gross margin	(597)	(2,274)
Selling, general and administrative expenses	1,558	764
Operating loss	(2,155)	(3,038)
Other income	-	130
Interest income	-	1
Interest expense	(734)	(201)
Loss from operations	$(2,889)	$(3,108)
Gain on sale of business	6,114	-
Net income (loss)	$3,225	$(3,108)
Weighted average units outstanding - basic and diluted	25,411	25,411
Income (loss) per unit - basic and diluted	$0.13	$(0.12)

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARY

Consolidated Statement of Changes in Members’ Equity

(Going Concern Basis)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	Member	Members'	Accumulated
	Units	Capital	Deficit	Total
MEMBERS' EQUITY - September 30, 2019	25,410,851	$44,826	$(30,980)	$13,846
Net income	-	-	3,225	3,225
MEMBERS' EQUITY - December 31, 2019	25,410,851	$44,826	$(27,755)	$17,071

	Three Months Ended
	Member	Members'	Accumulated
	Units	Capital	Deficit	Total

MEMBERS' EQUITY - September 30, 2018	25,410,851	$44,826	$(16,403)	$28,423
Net loss	-	-	(3,108)	(3,108)
MEMBERS' EQUITY - December 31, 2018	25,410,851	$44,826	$(19,511)	$25,315

See notes to consolidated financial statements

ADVANCED BIOENERGY, LLC & SUBSIDIARY

Consolidated Statements of Cash Flows

(Going Concern Basis)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,225	$(3,108)
Adjustments to reconcile net income (loss) to operating activities cash flows:
Depreciation	960	959
Amortization of deferred financing costs	219	24
Amortization of deferred rent	(2)	(2)
Loss of sale of property and equipment	16	-
Gain on sale of business	(6,114)	-
Change in working capital components:
Trade accounts receivable	2,775	1,036
Other receivables	(704)	(85)
Inventories	950	(973)
Prepaid expenses	84	(312)
Accounts payable	(2,356)	771
Accrued expenses	(520)	(223)
Other liabilities	25	-
Net cash used in operating activities	(1,442)	(1,913)

Cash flows from investing activities:
Purchase of property and equipment	(956)	(2,995)
Proceeds from sale of business	44,112	-
Net cash provided by (used in) investing activities	43,156	(2,995)
Cash flows from financing activities:
Payments on debt	(30,500)	(1,000)
Proceeds from debt	688	900
Net cash used in financing activities	(29,812)	(100)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,902	(5,008)
Beginning cash, cash equivalents and restricted cash	5,423	12,727
Ending cash, cash equivalents and restricted cash	$17,325	$7,719
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $80 thousand and $43 thousand in the three months ended December 31, 2019 and December 31, 2018, respectively	$448	$165
Supplemental disclosure of non-cash financing and investing activities:
Accounts payable and accrued expenses related to fixed assets	$-	$468

See notes to consolidated financial statements.

ADVANCED BIOENERGY, LLC & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

The consolidated financial statements include the accounts of Advanced BioEnergy, LLC (“ABE” or the “Company”) and its wholly owned subsidiary, ABE South Dakota, LLC (“ABE South Dakota”). All intercompany balances and transactions have been eliminated in consolidation.

Advanced BioEnergy, LLC is organized as a Delaware limited liability company. Members’ liability is limited pursuant to the Delaware Limited Liability Company Act. As noted below, the Company has adopted a Plan of Liquidation and has been dissolved under Delaware law.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019. In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for fair presentation.

Asset Sale

Until December 19, 2019, the Company owned two ethanol production facilities in Aberdeen and Huron, South Dakota with a combined production capacity of 80 million gallons per year.  On August 1, 2019, the Company and ABE South Dakota entered into an asset purchase agreement (the “Asset Purchase Agreement ”) with Glacial Lakes Energy, LLC (“GLE”), under which ABE South Dakota agreed to sell its Aberdeen and Huron, South Dakota ethanol plants and related businesses to GLE (the “Asset Sale”). On December 19, 2019, Advanced BioEnergy, ABE South Dakota and GLE closed the Asset Sale. At the closing, ABE South Dakota sold to GLE substantially all of the assets related to its business of producing ethanol and co-products, including wet, modified and dried distillers’ grains and corn oil, through its plants located in Aberdeen, South Dakota and Huron, South Dakota.

Under the Asset Purchase Agreement, the purchase price was $47.5 million, plus the value of the Company’s inventory at closing, which was approximately $2.3 million.  At the closing, Buyer paid to ABE South Dakota a total of $8.3 million in cash, which reflects the purchase price, less the approximately $31.0 million to repay the AgCountry Master Credit Agreement obligations, less the amount of certain accrued contract liabilities, and less $4.75 million of the purchase price that was deposited into an indemnity escrow account. The indemnity escrow account will be used to satisfy any of Buyer’s claims for indemnification under the Asset Purchase Agreement and any amounts remaining after the eighteen (18)-month anniversary of the closing will be released to the Company. The Company also paid approximately $0.7 million in transaction expenses at closing

Plan of Liquidation and Dissolution

At a Special Meeting of Members held on September 19, 2019, the Company’s members approved a Plan of Liquidation and Dissolution (the “Plan of Liquidation”) for the voluntary liquidation and dissolution of the Company following the consummation of the Asset Sale to GLE. Upon the closing of the Asset Sale, the Company commenced its liquidation in accordance with the Plan of Liquidation.

Liquidation Basis of Accounting

As a result of the approval of the Plan of Liquidation and Dissolution and the consummation of the Asset Sale on December 19, 2019, the Company adopted the Liquidation Basis of Accounting, using a convenience date of December 31, 2019. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30 “Presentation of Financial Statements – Liquidation Basis of Accounting.” The consolidated statement of net assets in liquidation is the principal financial statement presented under the Liquidation Basis of Accounting.  A statement of changes in net assets in liquidation was not required due to the adoption of the Liquidation Basis of Accounting using a convenience date of December 31, 2019.  A reconciliation of the effects of adopting the Liquidation Basis of Accounting and estimated costs during liquidation are provided in Notes 2 and 3 to the Consolidated Financial Statements, respectively.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits. The Company has not experienced losses in these accounts. Restricted cash at December 31, 2019 included an amount in and indemnity escrow account as part of the Asset Sale of the Company by Glacial Lakes Energy (“GLE”) as noted above.  The Company does not expect any indemnification claims and expects the full amount to be available for distribution upon its release.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts in the consolidated statement of cash flows (in thousands):

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$12,575	$7,719
Restricted cash	4,750	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$17,325	$7,719

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued expenses, and long-term debt. The fair value of the long-term debt is estimated based on level 3 inputs based on current anticipated interest rates that management believes would currently be available to the Company for similar debt, taking into account the current credit risk of the Company and other market factors.  Based on these factors, the fair value of the long-term debt carried at September 30, 2019 was estimated at carrying value. Excluding cash and cash equivalents, the fair value of the other financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments, which the Company considers to be Level 3 inputs.

Deferred Financing Costs

Deferred financing costs are recorded at cost and include expenditures related to secure debt financing. Deferred financing costs at September 30, 2019 are shown as contra debt and were being amortized into interest expense over the term of the agreement using the straight-line method, which approximates the effective interest method.  Upon the closing of the Asset Sale On December 19, 2019, the Company’s outstanding debt was paid in full and all remaining deferred financing costs were expensed.

Receivables

Credit sales are made to a relatively small number of customers with no collateral required. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and considering a customer’s financial condition, credit history and current economic conditions. Receivables are written off if deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  There was no allowance for doubtful accounts recorded at December 31, 2019 or September 30, 2019.

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

Interest capitalized in property and equipment was $80,000 and $43,000 for the three months ended December 31, 2019 and 2018, respectively.

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

Commodity Sales and Purchase Contracts, Derivative Instruments

The Company entered into forward sales contracts for ethanol, distillers and corn oil, and purchase contracts for corn and natural gas. The Company classified these sales and purchase contracts as normal sales and purchase contracts and accordingly these contracts were not marked to market. These contracts provided for the sale or purchase of an item other than a financial instrument or derivative instrument to be delivered in quantities expected to be sold or used over a reasonable period in the normal course of business.

In addition, certain derivative financial instruments that meet the criteria for derivative accounting treatment also qualify for a scope exception to derivative accounting, as they are considered normal purchases and sales.  The availability of this exception was based on the assumption that the Company had the ability and it was probable that it would deliver or take delivery of the underlying item.  Derivatives that are considered to be normal purchases and sales are exempt from derivative accounting treatment, and are accounted for under accrual accounting.

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

The following is a description of principal activities from which we generated revenue. Revenues from contracts with customers are recognized when control of the promised goods are services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

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

Recent Accounting Pronouncements

In February 2016, the ASC was amended and a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. The ROU asset will initially be measured as the sum of the initial lease liability, initial costs directly attributable to negotiating and arranging the lease, and payments made by a lessee to the lessor at or before the lease commencement date less any lease incentives received. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company sold substantially all of its assets on December 19, 2019 in the Asset Sale described above.  When the Company adopted the ASU 842 guidance, a right-of-use asset and related liability of approximately $9.0 million were created.  However, due to the Asset Sale, the ending effect of adopting this standard did not have a material impact on these consolidated financial statements and related disclosures.

2. Statement of Net Assets in Liquidation & Subsequent Event

As a result of the member approval of the Plan of Liquidation and Dissolution and the consummation of the Asset Sale on December 19, 2019, the Company adopted the Liquidation Basis of Accounting, effective December 31, 2019.

Under the Liquidation Basis of Accounting, all of the Company’s assets have been stated at the amounts expected to be collected. All liabilities of the Company have been stated at their contractual value or estimated settlement amount.  The estimated costs associated with implementing the Plan of Liquidation and Dissolution have been stated at their estimated settlement amounts.

On January 14, 2020 the Company’s Board of Directors declared a distribution of $7.8 million or $0.31 per unit.  The distribution was paid to all members of record as of January 24, 2020. The Company expects to distribute its remaining cash in June 2021 subsequent to the release of $4.8 million in cash held in escrow in connection with the Asset Sale and anticipates the final dissolution of the Company will be complete on or about July 31, 2021.  The Company expects the Final Distribution of cash will be approximately $0.30 per unit.

The valuation of assets at the amounts expected to be collected and liabilities at their contractual value or estimated settlement amount represent estimates, based on present facts and circumstances, of the value of the assets and the costs associated with completing the Plan of Liquidation and Dissolution. The actual values and costs associated with completing the Plan of

Liquidation and Dissolution may differ from amounts reflected in the accompanying financial statements because of the Plan’s inherent uncertainty.

Effects of Adopting Liquidation Basis of Accounting (in thousands)

Members' Equity as of December 31, 2019, pre-liquidation basis	$17,071
Effects of adopting the liquidation basis of accounting:
Change in estimated proceeds of prepaids and other current assets below cost	22
Change in estimated settlement amount of other non-current assets	(420)
Estimated liquidation and operating costs during liquidation	(1,336)
Total effects of adopting the liquidation basis of accounting	$(1,734)

Net assets in liquidation, post adoption of liquidation basis	$15,337

3. Liability for Estimated Costs during Liquidation

The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation and Dissolution.  These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations, including an estimate of costs subsequent to that date.  As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, professional fees, and other miscellaneous wind down costs expected to be incurred during the projected period and required to complete the liquidation of the Company’s remaining assets.

These accruals may be adjusted from time to time as projections and assumptions change.  These costs are anticipated to be paid throughout the liquidation period.  Based on the transition to the Liquidation Basis of Accounting on December 31, 2019, the Company accrued the following expenses expected to be incurred during liquidation and dissolution period (in thousands):

December 31,
2019

Severance and employment related costs	$488
General overhead costs	525
Professional fees	175
Other dissolution costs	148
Liability for estimated costs during liquidation and dissolution	$1,336

4. Inventories

A summary of inventories is as follows (in thousands):

	December 31,	September 30,
	2019	2019
Chemicals	$-	$507
Work in process	-	757
Ethanol	-	1,320
Distillers grain	-	146
Supplies and parts	-	1,859
Corn	-	282
Total	$-	$4,871

5. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31,	September 30,
	2019	2019
Land	$-	$1,838
Buildings	-	7,786
Process equipment	-	110,570
Other equipment	-	903
Office equipment	-	378
Construction in process	-	9,421
	-	130,896
Accumulated depreciation	-	(95,234)
Property and equipment, net	$-	$35,662

6. Long-term Debt

A summary of long-term debt is as follows (in thousands, except percentages):

	September 30,
	2019	December 31,	September 30,
	Interest Rate	2019	2019
ABE South Dakota:
Senior debt principal - fixed	6.32%	$-	$9,000
Senior debt principal - variable	5.70%	-	14,312
Short term revolving line	6.20%	-	6,500
Deferred financing costs	N/A	-	(219)
Total outstanding (stated principal)		$-	$29,593

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

7. Major Customers

ABE South Dakota had ethanol marketing agreements with NGL Energy Partners, LP (“NGL”), a diversified energy business.  These ethanol marketing agreements required that we sell to NGL all of the denatured fuel-grade ethanol produced at the South Dakota plants.  The term of these ethanol marketing agreements were originally set to expire on June 30, 2019. On April 1, 2019, the agreements were amended to change the term to month-to-month, with three months written notice by either party required to terminate the agreement. On September 27, 2019, the Company provided notice of termination due to the Asset Sale.  The agreements terminated on December 31, 2019.

ABE South Dakota was party to a co-product marketing agreement with Dakotaland Feeds, LLC (“Dakotaland Feeds”), under which Dakotaland Feeds marketed the local sale of wet distillers’ grains produced at the ABE South Dakota Huron plant and modified distillers’ produced at the Aberdeen plant to third parties for an agreed-upon commission.  ABE South Dakota had a marketing agreement with Gavilon to market the dried distillers’ grains produced at the Aberdeen and Huron plants.  This agreement was originally set to expire on July 31, 2019. On May 8, 2019, the agreement was amended so the term would continue until either party gave no less than sixty days written notice. On September 30, 2019, the Company provided notice of termination due to the Asset Sale.  The agreement terminated on November 30, 2019. The Company continued to sell dried distillers’ to Gavilon through the closing of the Asset Sale.   ABE South Dakota self-marketed its wet and a small portion of modified distillers’ grains produced at the Aberdeen plant.

ABE South Dakota was party to an agreement with Gavilon to market all the corn oil produced by the Huron and Aberdeen plants through November 30, 2019 and September 30, 2019, respectively. On July 6, 2019, a notice of termination for the Huron plant was delivered to Gavilon terminating the contract as of October 20, 2019.  The Company continued to sell corn oil to Gavilon through the closing of the Asset Sale.  On August 21, 2019, a termination notice for the Aberdeen plant was delivered to Gavilon whereby the agreement terminated on the closing date of the Asset Sale.

Sales and receivables from the ABE South Dakota’s major customers through December 18, 2019, the date prior to the Asset Sale were as follows (in thousands):

	As of and for the Quarter Ending	As of and for the Quarter Ending	As Of
	December 31,	December 31,	September 30,
	2019	2018	2019
NGL Energy - Ethanol
Three months revenues	$23,096	$23,704
Receivable balance at period end	168	1,880	$2,342
Gavilon - Corn Oil & Distillers Grains
Three months revenues	$3,847	$4,663
Receivable balance at period end	502	427	$408
Dakotaland Feeds - Distillers Grains
Three months revenues	$2,501	$3,399
Receivable balance at period end	-	759	$465
Other Various Small Customers - Distillers Grains
Three months revenues	$47	$186
Receivable balance at period end	6	96	$129

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

IMPORTANT NOTE REGARDING RECENT EVENTS

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 should be read in light of the recent events described below under “Overview.”

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2019 and in this Form 10-Q.

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

As a result of the December 19, 2019 Effective Date under the Plan of Liquidation, the Company is not engaged in any business operations other than to satisfy its obligations to dissolve, wind up and liquidate under the Plan of Liquidation  or, to the limited extent necessary, to preserve or enhance the value of assets in connection with their sale. Under the Delaware Limited Liability Act and the Company’s operating agreement, the Company was immediately dissolved when the Board implemented the Plan of Reorganization. The Company plans to dispose of its remaining assets and resolve any remaining claims, whether known, contingent or unknown, as promptly as reasonably practical.

The Company’s Board of Directors met in January 2020 and declared a distribution of $7.8 million or $0.31 per unit based on 25,410,851 units outstanding.  The distribution was paid to all members of record as of January 24, 2020. The Company expects to make a final distribution shortly after release of the indemnity escrow account in June 2021.

Except as otherwise reported herein, this Quarterly Report on Form 10-Q presents the Company’s business, assets, and financial results and position as they occurred during the quarter beginning September 30, 2019 and ending December 31, 2019.  Following the December 19, 2019 closing date, the Company has not engaged and will not engage in any business activities except to the extent necessary to preserve the value of its assets, wind up its business affairs and distribute its assets in accordance with the Plan of Liquidation.  Accordingly, our financial position or financial performance for any period prior to December 19, 2019 will be of limited value to a member’s understanding of the timing and amount of potential distributions during liquidation.

FACILITIES

The table below provides a summary of our ethanol plants in operation until the Asset Sale on December 19, 2019:

			Estimated
		Estimated	Annual	Estimated	Estimated
		Annual	Distillers	Annual	Annual
		Ethanol	Grains	Corn Oil	Corn	Primary
Location	Opened	Production (1)	Production(2)	Processed	Processed	Energy Source
		(Million gallons)	(000's Tons)	(000's lbs)	(Million bushels)
Aberdeen, SD	January 2008	48	134	11,561	15.7	Natural Gas
Huron, SD	September 1999	32	97	5,717	11.4	Natural Gas
Consolidated		80	231	17,278	27.1

(1)	Actual permitted gallons were 65.7 million for Aberdeen and 42.0 million for Huron totaling 107.7 million gallons.
(2)	Our plants produced and sold wet, modified and dried distillers’ grains. The stated quantities are on a fully dried basis operating at full production capacity.

In October 2015, we amended the existing lease agreement for our corporate headquarters. Under the amended lease, we agreed to lease approximately 4,400 square feet for our corporate and administrative staff in Bloomington, Minnesota, through September 2021. The base rent is $20.50 per square foot, or approximately $7,500 per month for the twelve month period beginning July 1, 2019, with annual increases of $.50 per square foot. We believe this space will be sufficient for our needs until the end of the lease period.

Plan of Liquidation

As described above, the Company’s members approved the Plan of Liquidation at a Special Meeting of Members on September 19, 2019. Upon the closing of the Asset Sale, the Company commenced its liquidation in accordance with the Plan of Liquidation. Following the December 19, 2019 closing date, the Company has not engaged and will not engage in any business activities except to the extent necessary to preserve the value of its assets, wind up its business affairs and distribute its assets in accordance with the Plan of Liquidation.

Results of Operations for the Quarter Ended December 31, 2019 Compared to Quarter Ended December 31, 2018

The following table reflects quantities of our products sold at average net prices as well as bushels of corn ground and therms of natural gas burned at average costs for three months ended December 31, 2019 and 2018 for our South Dakota plants:

	Three Months		Three Months
	December 31, 2019		December 31, 2018
	Quantity	Average Price	Quantity	Average Price
Product Sales Information	(In thousands)		(In thousands)
Ethanol (gallons)	17,794	$1.30	21,736	$1.09
Distillers grains (tons)	43	$130.26	55	$126.00
Corn Oil (pounds)	3,731	$0.19	5,805	$0.22

Product Cost Information	Quantity	Average Cost	Quantity	Average Cost
Corn (bushels)	6,120	$3.69	7,607	$3.26
Natural Gas (therms)	458	$2.61	543	$4.13

Net Sales

Net sales for the quarter ended December 31, 2019 were $29.5 million, compared to $32.0 million for the quarter ending December 31, 2018, a decrease of $2.5 million or 8%. Ethanol gallons sold decreased by 18% as a result of fewer selling days in the quarter due to the Asset Sale on December 19, 2019, while ethanol prices increased 19% for the quarter ended December 31, 2019, compared to the prior quarter ended December 31, 2018. As a percentage of net sales, ethanol sales were 78% and 74% and distillers’ sales were 19% and 22%, for the quarters ending December 31, 2019 and December 31, 2018, respectively.

Cost of Goods Sold

Cost of goods sold for the quarter ended December 31, 2019 was $30.1 million, compared to $34.2 million for the quarter ended December 31, 2018, a decrease of $4.1 million. Our primary costs in the production of ethanol and related co-products are corn and natural gas.  A $2.2 million decrease in corn costs, and a $1.0 million decrease in natural gas costs along with various expenses related to the Asset Sale represented a majority of the decrease in cost of goods sold in the quarter ended December 31, 2019. Corn costs represented 76% and 73% of cost of sales for the quarters ended December 31, 2019 and 2018, respectively. Corn prices increased 13% during the three-month period ending December 31, 2019 compared to the prior year quarter. We used 16% less corn in the three-month period ending December 31, 2019, compared to the three months ended December 31, 2018.

Natural gas costs represented 4% and 7% of total cost of sales for the quarters ending December 31, 2019 and 2018, respectively. The cost of natural gas per mmbtu decreased by 47% to $2.61 for the quarter ended December 31, 2019 compared to the previous quarter. Prices were lower in the current year quarter in part due to warmer temperatures, causing a decrease in the price per mmbtu. Our natural gas consumption decreased by 16% due to fewer production days as a result of the Asset Sale on December 19, 2019, in the quarter ending December 31, 2019 compared to the quarter ending December 31, 2018.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of recurring administrative personnel compensation, legal, technology, consulting, insurance and accounting fees.

Overall selling, general and administrative costs for the quarters ended December 31, 2019 and 2018 were $1.6 million and $0.8 million, respectively.  The $0.8 million increase was primarily the result of increased costs related to the Asset Sale. As a percentage of net sales, selling, general and administrative expenses were 5% and 2% of net sales, for the quarter ending December 31, 2019 and 2018 respectively.

Interest Expense

Interest expense for the quarter December 31, 2019 was $734,000 compared to $201,000 for the quarter ending December 31, 2018. Interest expense in the current year quarter was higher than in the prior year quarter.  The overall debt level and interest rates were higher in the current year quarter.  There was also $80,000 of interest capitalized in the current year quarter. All outstanding debt was paid in full on December 19, 2019 at the closing of the Asset Sale.

Changes in Financial Position for the Three Months ended December 31, 2019

Current Assets

The $4.3 million increase in current assets at December 31, 2019 compared to September 30, 2019 was primarily due to the gain from the Asset Sale offset by negative operating margins and transaction expenses related to the Asset Sale in the three months ended December 31, 2019.

Property, Plant and Equipment

The $35.7 million decrease in property, plant and equipment at December 31, 2019 compared to September 30, 2019, was directly related to the Asset Sale.

Current Liabilities

Accounts payable and accrued expenses decreased by $3.5 million at December 31, 2019 compared to September 30, 2019 primarily due to consummation of the Asset Sale, which resulted in the discontinuation of on-going business operations.

Current Portion of Long-Term Debt and Long-term Debt

The current portion of long-term debt decreased by $29.6 million at December 31, 2019 compared to September 30, 2019.  The decrease was the result of the Asset Sale and all debt being paid in full.

 CAPITAL RESOURCES

During the quarter ended December 31, 2019, we conducted our business activities, plant operations, and initial wind-down activities subsequent to the Asset Sale through the parent company, Advanced BioEnergy, and its operating subsidiary ABE South Dakota. The liquidity and capital resources for each entity are based on the entity’s existing financing arrangements and capital structure. Advanced BioEnergy was highly restricted in its ability to use the cash and other financial resources of ABE South Dakota for the benefit of Advanced BioEnergy, with the exception of allowable distributions under the 2015 Credit Agreement with AgCountry, which was paid off in December 2019.

Advanced BioEnergy, LLC (“ABE”)

ABE had cash and cash equivalents of $0.1 million on hand at December 31, 2019. ABE did not have any debt outstanding as of December 31, 2019.

We believe ABE has sufficient financial resources available to fund the winding up and dissolution of the Company in accordance with the Plan of Liquidation and Dissolution.

ABE South Dakota

ABE South Dakota had cash and cash equivalents of $17.2 million on hand at December 31, 2019.  Of the total cash on hand, $4.75 million is restricted cash being held in an indemnity escrow account until June 19, 2021, as noted above. As of December 31, 2019, ABE South Dakota had no interest-bearing debt outstanding.

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

  CASH FLOWS

The following table shows our cash flows for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31
	2019	2018
	(In thousands)
Net cash used in operating activities	$(1,442)	$(1,913)
Net cash provided by (used in) investing activities	43,156	(2,995)
Net cash used in financing activities	(29,812)	(100)

Cash Flow from Operations

Cash flows used in operating activities for the three months ending December 31, 2019 were approximately $1.4 million compared to $1.9 million used in the prior year period, a decrease of $0.5 million. Lower operating margins accounted for the majority of the overall decrease in cash flows from operating activities.

Cash Flow from Investing Activities

Cash flows provided by investing activities for the three months ending December 31, 2019 were approximately $43.2 million compared to $3.0 million used for the prior year period. The current year three months included $42.7 million in proceeds from the Asset Sale offset by $0.9 million in additions. The prior three months included $3.0 million in additions, primarily related to the grain storage project at the Aberdeen facility.

Cash Flow from Financing Activities

Cash flows used in financing activities for the three months ending December 31, 2019 were $29.8 million compared to $0.1 million for the prior year period. The current year period included $30.5 million for payments on debt, offset by $0.7 million debt proceeds from the construction loan used to finance the Aberdeen grain storage project.  The three months ended December 31, 2018 included $1.0 million for payments on debt, offset by $0.9 million debt proceeds from the construction loan.

CREDIT ARRANGEMENTS

Long-term debt consists of the following (in thousands, except percentages):

	September 30,
	2019	December 31,	September 30,
	Interest Rate	2019	2019
ABE South Dakota:
Senior debt principal – fixed	6.32%	$-	$9,000
Senior debt principal – variable	5.70%	-	14,312
Short term revolving line	6.20%	-	6,500
Deferred financing costs	N/A	-	(219)
Total outstanding (stated principal)		$-	$29,593

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

The following is a description of principal activities from which we generated revenue. Revenues from contracts with customers are recognized when control of the promised goods are services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

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

Commodity Sales and Purchase Contracts, Derivative Instruments

The Company entered into forward sales contracts for ethanol, distillers and corn oil, and purchase contracts for corn and natural gas. The Company classified these sales and purchase contracts as normal sales and purchase contracts and accordingly these contracts were not marked to market. These contracts provide for the sale or purchase of an item other than a financial instrument or derivative instrument that will be delivered in quantities expected to be sold or used over a reasonable period in the normal course of business.

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

INTEREST RATE/FOREIGN EXCHANGE RISK

Because we are in liquidation and all of our available funds will be invested in short-term interest bearing securities, we do not believe changes in interest rate will have a significant effect on our financial condition.

IMPACT OF INFLATION

We believe that inflation has not had a material impact on our results of operations since inception. Because we are in liquidation, we do not believe that inflation will have an adverse impact on our financial condition in the future.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY PRICE RISK

None.

 INTEREST RATE/FOREIGN EXCHANGE RISK

Because we are in liquidation and all of our available funds will be invested in short-term interest bearing securities, we do not believe changes in interest rates will have a significant effect on our financial condition.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously discussed in our September 30, 2019 Annual Report on Form 10-K.

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

101

The following materials from Advanced BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2019 and September 30, 2019 ; (ii) Consolidated Statements of Operations for the three months ended December 31, 2019 and December 31, 2018; (iii) Consolidated Statements of Changes in Member’s Equity for the three months ended December 31, 2019; (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018; and (v) Notes to the Consolidated Financial Statements.

Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED BIOENERGY, LLC

Date: February 14, 2020	By:	/s/ Richard R. Peterson
Richard R. Peterson
Chief Executive Officer and President, Chief Financial Officer (Duly authorized signatory and Principal Financial Officer)